Form 10-Q
period 2013-09-30
GLACIER BANCORP INC
filed 2013-11-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
The number of shares of Registrant’s common stock outstanding on October 22, 2013 was 74,321,966. No preferred shares are issued or outstanding.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2013	December 31, 2012
Assets
Cash on hand and in banks	$130,285	123,270
Interest bearing cash deposits and federal funds sold	124,399	63,770
Cash and cash equivalents	254,684	187,040
Investment securities, available-for-sale	3,318,953	3,683,005
Loans held for sale	61,505	145,501
Loans receivable	4,001,099	3,397,425
Allowance for loan and lease losses	(130,765)	(130,854)
Loans receivable, net	3,870,334	3,266,571
Premises and equipment, net	168,633	158,989
Other real estate owned	36,531	45,115
Accrued interest receivable	44,261	37,770
Deferred tax asset	47,957	20,394
Core deposit intangible, net	10,228	6,174
Goodwill	129,706	106,100
Non-marketable equity securities	52,192	48,812
Other assets	52,946	41,969
Total assets	$8,047,930	7,747,440
Liabilities
Non-interest bearing deposits	$1,397,401	1,191,933
Interest bearing deposits	4,215,479	4,172,528
Securities sold under agreements to repurchase	314,313	289,508
Federal Home Loan Bank advances	967,382	997,013
Other borrowed funds	8,466	10,032
Subordinated debentures	125,526	125,418
Accrued interest payable	3,568	4,675
Other liabilities	67,988	55,384
Total liabilities	7,100,123	6,846,491
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	743	719
Paid-in capital	689,751	641,737
Retained earnings - substantially restricted	247,330	210,531
Accumulated other comprehensive income	9,983	47,962
Total stockholders’ equity	947,807	900,949
Total liabilities and stockholders’ equity	$8,047,930	7,747,440
Number of common stock shares issued and outstanding	74,307,951	71,937,222

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Income
Residential real estate loans	$7,320	7,740	21,606	23,019
Commercial loans	34,291	30,293	92,788	91,764
Consumer and other loans	8,447	8,826	24,220	26,809
Investment securities	19,473	15,156	51,023	52,499
Total interest income	69,531	62,015	189,637	194,091
Interest Expense
Deposits	3,398	4,485	10,584	14,048
Securities sold under agreements to repurchase	209	395	646	997
Federal Home Loan Bank advances	2,730	3,116	8,029	9,715
Federal funds purchased and other borrowed funds	54	53	160	176
Subordinated debentures	795	858	2,410	2,613
Total interest expense	7,186	8,907	21,829	27,549
Net Interest Income	62,345	53,108	167,808	166,542
Provision for loan losses	1,907	2,700	5,085	19,250
Net interest income after provision for loan losses	60,438	50,408	162,723	147,292
Non-Interest Income
Service charges and other fees	13,711	11,939	36,115	33,722
Miscellaneous loan fees and charges	1,408	1,080	3,650	3,139
Gain on sale of loans	7,021	8,728	23,582	23,063
Loss on sale of investments	(403)	—	(299)	—
Other income	2,136	2,227	6,997	6,179
Total non-interest income	23,873	23,974	70,045	66,103
Non-Interest Expense
Compensation and employee benefits	27,469	24,046	76,963	71,290
Occupancy and equipment	6,421	6,001	18,152	17,794
Advertising and promotions	1,897	1,820	5,066	4,935
Outsourced data processing	1,232	801	2,870	2,435
Other real estate owned	1,049	6,373	4,901	15,394
Federal Deposit Insurance Corporation premiums	1,331	1,767	3,789	4,779
Core deposit intangibles amortization	693	532	1,684	1,619
Other expense	10,276	8,838	28,858	27,167
Total non-interest expense	50,368	50,178	142,283	145,413
Income Before Income Taxes	33,943	24,204	90,485	67,982
Federal and state income tax expense	8,315	4,760	21,387	13,224
Net Income	$25,628	19,444	69,098	54,758
Basic earnings per share	$0.35	0.27	0.95	0.76
Diluted earnings per share	$0.35	0.27	0.95	0.76
Dividends declared per share	$0.15	0.13	0.44	0.39
Average outstanding shares - basic	73,945,523	71,933,141	72,804,321	71,925,664
Average outstanding shares - diluted	74,021,871	71,973,985	72,869,475	71,925,761
See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income	$25,628	19,444	69,098	54,758
Other Comprehensive Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(21,600)	8,733	(77,285)	31,965
Reclassification adjustment for losses included in net income	403	—	299	—
Net unrealized (losses) gains on securities	(21,197)	8,733	(76,986)	31,965
Tax effect	8,246	(3,398)	29,948	(12,435)
Net of tax amount	(12,951)	5,335	(47,038)	19,530
Unrealized (losses) gains on derivatives used for cash flow hedges	(735)	(2,507)	14,827	(8,446)
Tax effect	287	975	(5,768)	3,285
Net of tax amount	(448)	(1,532)	9,059	(5,161)
Total other comprehensive (loss) income, net of tax	(13,399)	3,803	(37,979)	14,369
Total Comprehensive Income	$12,229	23,247	31,119	69,127

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months ended September 30, 2013 and 2012

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	54,758	14,369	69,127
Cash dividends declared ($0.39 per share)	—	—	—	(28,052)	—	(28,052)
Stock issuances under stock incentive plans	22,149	—	323	—	—	323
Stock-based compensation and related taxes	—	—	(1,468)	—	—	(1,468)
Balance at September 30, 2012	71,937,222	$719	641,737	199,845	47,856	890,157
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income (loss)	—	—	—	69,098	(37,979)	31,119
Cash dividends declared ($0.44 per share)	—	—	—	(32,299)	—	(32,299)
Stock issuances under stock incentive plans	227,597	2	3,500	—	—	3,502
Stock issued in connection with acquisitions	2,143,132	22	45,012	—	—	45,034
Stock-based compensation and related taxes	—	—	(498)	—	—	(498)
Balance at September 30, 2013	74,307,951	$743	689,751	247,330	9,983	947,807

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
Operating Activities
Net income	$69,098	54,758
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,085	19,250
Net amortization of investment securities premiums and discounts	55,043	48,712
Federal Home Loan Bank stock dividends	—	(5)
Mortgage loans held for sale originated or acquired	(760,860)	(844,155)
Proceeds from sales of mortgage loans held for sale	904,066	872,659
Gain on sale of loans	(23,582)	(23,063)
Loss on sale of investments	299	—
Stock-based compensation expense, net of tax benefits	800	255
Excess tax deficiencies from stock-based compensation	219	8
Depreciation of premises and equipment	7,408	7,384
Loss on sale of other real estate owned and writedown, net	1,276	11,671
Amortization of core deposit intangibles	1,684	1,619
Net increase in accrued interest receivable	(2,628)	(4,398)
Net decrease (increase) in other assets	3,459	(3,649)
Net decrease in accrued interest payable	(1,290)	(1,172)
Net increase in other liabilities	12,526	13,082
Net cash provided by operating activities	272,603	152,956
Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	1,676,928	1,397,533
Purchases of investment securities, available-for-sale	(1,321,504)	(1,873,893)
Principal collected on loans	854,553	706,240
Loans originated or acquired	(1,121,384)	(716,729)
Net addition of premises and equipment and other real estate owned	(6,861)	(7,896)
Proceeds from sale of other real estate owned	18,131	28,483
Net sale (purchase) of non-marketable equity securities	583	(664)
Net cash received from acquisitions	26,155	—
Net cash provided by (used in) investment activities	126,601	(466,926)
Financing Activities
Net (decrease) increase in deposits	(301,759)	381,884
Net increase in securities sold under agreements to repurchase	24,805	156,193
Net decrease in Federal Home Loan Bank advances	(35,098)	(152,025)
Net (decrease) increase in federal funds purchased and other borrowed funds	(1,458)	264
Cash dividends paid	(21,153)	(28,052)
Excess tax deficiencies from stock-based compensation	(219)	(8)
Proceeds from stock options exercised	3,322	81
Net cash (used in) provided by financing activities	(331,560)	358,337
Net increase in cash and cash equivalents	67,644	44,367
Cash and cash equivalents at beginning of period	187,040	128,032
Cash and cash equivalents at end of period	$254,684	172,399

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$23,120	28,721
Cash paid during the period for income taxes	17,283	18,081
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$3,549	1,578
Transfer of loans to other real estate owned	13,091	21,029
Acquisitions
Fair value of common stock shares issued	45,033	—
Cash consideration for outstanding shares	24,858	—
Fair value of assets acquired	630,569	—
Liabilities assumed	560,678	—

See accompanying notes to unaudited condensed consolidated financial statements.

Glacier Bancorp, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through thirteen divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture and consumer loans, mortgage origination services, and retail brokerage services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2013, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2013 and 2012. The condensed consolidated statement of financial condition of the Company as of December 31, 2012 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results anticipated for the year ending December 31, 2013.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. Each of the bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

On May 31, 2013, the Company completed its acquisition of Wheatland Bankshares, Inc. (“Wheatland”) and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. On July 31, 2013, the Company completed its acquisition of North Cascades Bancshares, Inc. (“NCBI”) and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. Both transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$35,956	—	35,480	—
Premises and equipment, net	—	13,641	—	16,066
Accrued interest receivable	113	—	117	—
Other assets	903	153	1,114	143
Total assets	$36,972	13,794	36,711	16,209
Liabilities
Other borrowed funds	$4,555	1,723	4,555	3,639
Accrued interest payable	4	5	4	6
Other liabilities	92	203	182	136
Total liabilities	$4,651	1,931	4,741	3,781

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Loans Receivable
Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. When a loan is paid off prior to maturity, the remaining fees and costs on originated loans and premiums or discounts on acquired loans are immediately recognized into interest income.

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

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or are TDRs, the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:

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

At acquisition date, the assets and liabilities of acquired banks are recorded at their estimated fair values which results in no ALLL carried over from acquired banks. Subsequent to acquisition, an allowance will be recorded on the acquired loan portfolios for further credit deterioration, if any.

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

	September 30, 2013
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government sponsored enterprises
Maturing after one year through five years	2.29%	$11,278	240	—	11,518
Maturing after five years through ten years	1.82%	38	—	—	38
	2.29%	11,316	240	—	11,556
State and local governments
Maturing within one year	2.18%	6,059	52	—	6,111
Maturing after one year through five years	2.10%	162,569	3,096	(431)	165,234
Maturing after five years through ten years	3.17%	57,892	1,122	(832)	58,182
Maturing after ten years	4.46%	1,104,890	28,571	(21,604)	1,111,857
	4.10%	1,331,410	32,841	(22,867)	1,341,384
Corporate bonds
Maturing within one year	2.10%	73,064	736	—	73,800
Maturing after one year through five years	2.10%	358,034	2,890	(2,852)	358,072
Maturing after five years through ten years	2.22%	11,058	—	(85)	10,973
	2.10%	442,156	3,626	(2,937)	442,845
Residential mortgage-backed securities	2.44%	1,515,728	15,357	(7,917)	1,523,168
Total investment securities	3.06%	$3,300,610	52,064	(33,721)	3,318,953

	December 31, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$201	1	—	202
U.S. government sponsored enterprises
Maturing after one year through five years	2.30%	17,064	371	—	17,435
Maturing after five years through ten years	2.03%	44	1	—	45
	2.29%	17,108	372	—	17,480
State and local governments
Maturing within one year	2.01%	4,288	28	(2)	4,314
Maturing after one year through five years	2.11%	149,497	4,142	(142)	153,497
Maturing after five years through ten years	2.95%	38,346	1,102	(99)	39,349
Maturing after ten years	4.70%	935,897	82,823	(1,362)	1,017,358
	4.29%	1,128,028	88,095	(1,605)	1,214,518
Corporate bonds
Maturing within one year	1.73%	18,412	51	—	18,463
Maturing after one year through five years	2.22%	250,027	4,018	(238)	253,807
Maturing after five years through ten years	2.23%	16,144	381	—	16,525
	2.19%	284,583	4,450	(238)	288,795
Collateralized debt obligations
Maturing after ten years	8.03%	1,708	—	—	1,708
Residential mortgage-backed securities	1.95%	2,156,049	8,860	(4,607)	2,160,302
Total investment securities	2.71%	$3,587,677	101,778	(6,450)	3,683,005

Included in the residential mortgage-backed securities are $3,214,000 and $46,733,000 as of September 30, 2013 and December 31, 2012, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted average yields are based on the interest method taking into account premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted average yields on tax-exempt investment securities exclude the federal income tax benefit.

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross proceeds	$102,483	—	181,971	—
Less amortized cost	(102,886)	—	(182,270)	—
Net loss on sale of investments	$(403)	—	(299)	—
Gross gain on sale of investments	$3,467	—	3,723	—
Gross loss on sale of investments	(3,870)	—	(4,022)	—
Net loss on sale of investments	$(403)	—	(299)	—

Investments with an unrealized loss position are summarized as follows:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$405,834	(21,121)	22,373	(1,746)	428,207	(22,867)
Corporate bonds	189,130	(2,937)	—	—	189,130	(2,937)
Residential mortgage-backed securities	446,642	(7,917)	—	—	446,642	(7,917)
Total temporarily impaired securities	$1,041,606	(31,975)	22,373	(1,746)	1,063,979	(33,721)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$102,896	(1,531)	4,533	(74)	107,429	(1,605)
Corporate bonds	41,856	(238)	—	—	41,856	(238)
Residential mortgage-backed securities	955,235	(4,041)	62,905	(566)	1,018,140	(4,607)
Total temporarily impaired securities	$1,099,987	(5,810)	67,438	(640)	1,167,425	(6,450)

With respect to the Company’s review of its securities in an unrealized loss position at September 30, 2013, management determined that it did not intend to sell and there was no expected requirement to sell any of its temporarily impaired securities. Based on an analysis of its impaired securities as of September 30, 2013 and December 31, 2012, the Company determined that none of such securities had other-than-temporary impairment.

Note 3. Loans Receivable, Net

The following schedules summarize the activity in the ALLL on a portfolio class basis:

	Three Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,883	14,797	73,885	24,116	9,626	8,459
Provision for loan losses	1,907	950	381	385	125	66
Charge-offs	(3,077)	(42)	(1,235)	(1,065)	(333)	(402)
Recoveries	1,052	45	367	385	73	182
Balance at end of period	$130,765	15,750	73,398	23,821	9,491	8,305

	Three Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,459	18,139	79,098	20,570	10,904	8,748
Provision for loan losses	2,700	209	(1,210)	2,859	(555)	1,397
Charge-offs	(5,052)	(1,172)	(586)	(1,441)	(1,044)	(809)
Recoveries	1,553	73	453	241	679	107
Balance at end of period	$136,660	17,249	77,755	22,229	9,984	9,443

	Nine Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	5,085	464	(51)	3,964	566	142
Charge-offs	(8,962)	(391)	(2,538)	(2,817)	(1,962)	(1,254)
Recoveries	3,788	195	1,589	1,107	228	669
Balance at end of period	$130,765	15,750	73,398	23,821	9,491	8,305

	Nine Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	19,250	2,294	11,800	4,163	(1,025)	2,018
Charge-offs	(24,789)	(2,492)	(13,120)	(3,797)	(3,402)	(1,978)
Recoveries	4,683	220	2,155	1,030	795	483
Balance at end of period	$136,660	17,249	77,755	22,229	9,984	9,443

The following schedules disclose the ALLL and loans receivable on a portfolio class basis:

	September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$12,728	1,088	6,662	3,810	109	1,059
Collectively evaluated for impairment	118,037	14,662	66,736	20,011	9,382	7,246
Total allowance for loan and lease losses	$130,765	15,750	73,398	23,821	9,491	8,305
Loans receivable
Individually evaluated for impairment	$206,918	27,104	125,566	38,390	10,091	5,767
Collectively evaluated for impairment	3,794,181	556,713	1,868,492	795,839	363,421	209,716
Total loans receivable	$4,001,099	583,817	1,994,058	834,229	373,512	215,483

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$15,534	1,680	7,716	3,859	870	1,409
Collectively evaluated for impairment	115,320	13,802	66,682	17,708	9,789	7,339
Total allowance for loan and lease losses	$130,854	15,482	74,398	21,567	10,659	8,748
Loans receivable
Individually evaluated for impairment	$201,735	25,862	125,282	33,593	11,074	5,924
Collectively evaluated for impairment	3,195,690	490,605	1,530,226	589,804	392,851	192,204
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

Substantially all of the Company’s loan receivables are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $10,870,000 and $1,379,000 were included in the loans receivable balance at September 30, 2013 and December 31, 2012, respectively.

The following schedules disclose the impaired loans by portfolio class basis:

	At or for the Three or Nine Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$62,614	7,887	28,194	22,368	673	3,492
Unpaid principal balance	64,969	8,032	29,463	22,986	717	3,771
Specific valuation allowance	12,728	1,088	6,662	3,810	109	1,059
Average balance - three months	59,817	7,431	26,525	21,780	495	3,586
Average balance - nine months	59,402	7,237	26,653	21,321	737	3,454
Loans without a specific valuation allowance
Recorded balance	$144,304	19,217	97,372	16,022	9,418	2,275
Unpaid principal balance	174,258	20,681	120,914	19,233	11,026	2,404
Average balance - three months	139,928	18,481	95,175	15,768	8,766	1,738
Average balance - nine months	139,368	18,420	95,857	14,011	9,017	2,063
Totals
Recorded balance	$206,918	27,104	125,566	38,390	10,091	5,767
Unpaid principal balance	239,227	28,713	150,377	42,219	11,743	6,175
Specific valuation allowance	12,728	1,088	6,662	3,810	109	1,059
Average balance - three months	199,745	25,912	121,700	37,548	9,261	5,324
Average balance - nine months	198,770	25,657	122,510	35,332	9,754	5,517

	At or for the Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$62,759	7,334	29,595	21,205	1,354	3,271
Unpaid principal balance	70,261	7,459	36,887	21,278	1,362	3,275
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	76,656	12,797	36,164	22,665	1,390	3,640
Loans without a specific valuation allowance
Recorded balance	$138,976	18,528	95,687	12,388	9,720	2,653
Unpaid principal balance	149,412	19,613	102,798	14,318	9,965	2,718
Average balance	162,505	16,034	111,554	19,733	11,993	3,191
Totals
Recorded balance	$201,735	25,862	125,282	33,593	11,074	5,924
Unpaid principal balance	219,673	27,072	139,685	35,596	11,327	5,993
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	239,161	28,831	147,718	42,398	13,383	6,831

Interest income recognized on impaired loans for the periods ended September 30, 2013 and December 31, 2012 was not significant.

The following is a loans receivable aging analysis on a portfolio class basis:

	September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$21,294	516	11,829	5,854	1,828	1,267
Accruing loans 60-89 days past due	5,107	824	2,419	683	797	384
Accruing loans 90 days or more past due	174	—	109	35	28	2
Non-accrual loans	88,293	12,604	53,536	11,591	8,953	1,609
Total past due and non-accrual loans	114,868	13,944	67,893	18,163	11,606	3,262
Current loans receivable	3,886,231	569,873	1,926,165	816,066	361,906	212,221
Total loans receivable	$4,001,099	583,817	1,994,058	834,229	373,512	215,483

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,454	3,897	7,424	2,020	2,872	1,241
Accruing loans 60-89 days past due	9,643	1,870	3,745	645	2,980	403
Accruing loans 90 days or more past due	1,479	451	594	197	188	49
Non-accrual loans	96,933	14,237	55,687	13,200	11,241	2,568
Total past due and non-accrual loans	125,509	20,455	67,450	16,062	17,281	4,261
Current loans receivable	3,271,916	496,012	1,588,058	607,335	386,644	193,867
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented on a portfolio class basis:

	Three Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	9	2	4	—	1	2
Pre-modification recorded balance	$2,926	284	2,481	—	57	104
Post-modification recorded balance	$3,141	499	2,481	—	57	104
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	2	—	—
Recorded balance	$363	—	—	363	—	—

	Three Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	46	1	21	19	2	3
Pre-modification recorded balance	$38,125	280	20,866	16,601	219	159
Post-modification recorded balance	$35,475	281	18,242	16,571	222	159
Troubled debt restructurings that subsequently defaulted
Number of loans	3	2	—	—	1	—
Recorded balance	$1,792	1,622	—	—	170	—

	Nine Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	50	9	17	17	2	5
Pre-modification recorded balance	$12,016	1,907	7,137	2,572	147	253
Post-modification recorded balance	$12,418	2,293	7,137	2,588	147	253
Troubled debt restructurings that subsequently defaulted
Number of loans	10	1	4	5	—	—
Recorded balance	$2,772	265	1,918	589	—	—

	Nine Months ended September 30, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	149	9	61	60	9	10
Pre-modification recorded balance	$66,580	1,981	37,712	25,033	1,314	540
Post-modification recorded balance	$61,944	1,982	33,080	25,025	1,317	540
Troubled debt restructurings that subsequently defaulted
Number of loans	17	2	10	3	1	1
Recorded balance	$10,204	1,622	7,553	801	170	58

For the nine months ended September 30, 2013 and 2012, the majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 59 percent and 56 percent, respectively, of total TDRs. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 63 percent and 44 percent, respectively, was a result of an extension of the maturity date and 25 percent and 24 percent, respectively, was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $14,695,000 and $30,261,000 for the nine months ended September 30, 2013 and 2012, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs for both periods was in commercial real estate.

Note 4. Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2013 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. For additional information on goodwill related to acquisitions, see Note 9.

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net carrying value at beginning of period	$119,509	106,100	106,100	106,100
Acquisitions	10,197	—	23,606	—
Net carrying value at end of period	$129,706	106,100	129,706	106,100

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Gross carrying value	$169,865	146,259
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$129,706	106,100

Note 5. Derivatives and Hedging Activities

As of September 30, 2013, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The following table summarizes the fair value of the Company’s interest rate swap derivative financial instruments:

		Fair Value
(Dollars in thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swaps	Other liabilities	$2,004	16,832

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $7,856,000 at September 30, 2013. There was $0 collateral pledged from the counterparties to the Company as of September 30, 2013. There is the possibility that the Company may need to pledge additional collateral in the future if there were further declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Unrealized gains on available-for-sale securities	$18,343	95,328
Tax effect	(7,136)	(37,083)
Net of tax amount	11,207	58,245
Unrealized losses on derivatives used for cash flow hedges	(2,004)	(16,832)
Tax effect	780	6,549
Net of tax amount	(1,224)	(10,283)
Total accumulated other comprehensive income	$9,983	47,962

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income available to common stockholders, basic and diluted	$25,628	19,444	69,098	54,758
Average outstanding shares - basic	73,945,523	71,933,141	72,804,321	71,925,664
Add: dilutive stock options and awards	76,348	40,844	65,154	97
Average outstanding shares - diluted	74,021,871	71,973,985	72,869,475	71,925,761
Basic earnings per share	$0.35	0.27	0.95	0.76
Diluted earnings per share	$0.35	0.27	0.95	0.76

There were 49,932 and 903,945 options excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2013 and 2012, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2013 and 2012.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2013.

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

Fair value determinations of investment securities are the responsibility of the Company’s corporate accounting department. The Company contracts with independent third party pricing vendors to generate fair value estimates and the Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy on a quarterly basis. The review includes the extent to which markets for investment securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. The Company makes independent inquiries of other knowledgeable parties in testing the reliability of the inputs, including consideration for illiquidity, credit risk, and cash flow estimates. In assessing credit risk, the Company reviews payment performance, collateral adequacy, credit rating histories, and issuers’ financial statements with follow-up discussion with issuers. For those markets determined to be inactive, the valuation techniques used are models for which management verifies that discount rates are appropriately adjusted to reflect illiquidity and credit risk. The Company also independently obtains cash flow estimates that are stressed at levels that exceed those used by the independent third party pricing vendors.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$11,556	—	11,556	—
State and local governments	1,341,384	—	1,341,384	—
Corporate bonds	442,845	—	442,845	—
Residential mortgage-backed securities	1,523,168	—	1,523,168	—
Total assets measured at fair value on a recurring basis	$3,318,953	—	3,318,953	—
Interest rate swaps	$2,004	—	2,004	—
Total liabilities measured at fair value on a recurring basis	$2,004	—	2,004	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$202	—	202	—
U.S. government sponsored enterprises	17,480	—	17,480	—
State and local governments	1,214,518	—	1,214,518	—
Corporate bonds	288,795	—	288,795	—
Collateralized debt obligations	1,708	—	1,708	—
Residential mortgage-backed securities	2,160,302	—	2,160,302	—
Total assets measured at fair value on a recurring basis	$3,683,005	—	3,683,005	—
Interest rate swaps	$16,832	—	16,832	—
Total liabilities measured at fair value on a recurring basis	$16,832	—	16,832	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2013.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,646	—	—	7,646
Collateral-dependent impaired loans, net of ALLL	19,066	—	—	19,066
Total assets measured at fair value on a non-recurring basis	$26,712	—	—	26,712

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$13,983	—	—	13,983
Collateral-dependent impaired loans, net of ALLL	22,966	—	—	22,966
Total assets measured at fair value on a non-recurring basis	$36,949	—	—	36,949

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$6,828	Sales comparison approach	Selling costs	1.0% - 11.0% (7.0%)
			Adjustment to comparables	0.0% - 10.0% (0.0%)
	818	Combined approach	Selling costs	5.0% - 5.0% (5.0%)
			Adjustment to comparables	25.0% - 25.0% (25.0%)
$7,646
Collateral-dependent impaired loans, net of ALLL	$442	Cost approach	Selling costs	10.0% - 50.0% (19.2%)
	2,553	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	13,700	Sales comparison approach	Selling costs	0.0% - 10.0% (8.0%)
			Discount rate	0.0% - 0.0% (0.0%)
			Adjustment to comparables	0.0% - 1.0% (0.0%)
	2,371	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
			Adjustment to comparables	10.0% - 36.0% (22.5%)
$19,066
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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$254,684	254,684	—	—
Investment securities, available-for-sale	3,318,953	—	3,318,953	—
Loans held for sale	61,505	61,505	—	—
Loans receivable, net of ALLL	3,870,334	—	3,758,724	194,190
Accrued interest receivable	44,261	44,261	—	—
Non-marketable equity securities	52,192	—	52,192	—
Total financial assets	$7,601,929	360,450	7,129,869	194,190
Financial liabilities
Deposits	$5,612,880	4,153,782	1,486,996	—
FHLB advances	967,382	—	986,292	—
Repurchase agreements and other borrowed funds	322,779	—	322,779	—
Subordinated debentures	125,526	—	72,554	—
Accrued interest payable	3,568	3,568	—	—
Interest rate swaps	2,004	—	2,004	—
Total financial liabilities	$7,034,139	4,157,350	2,870,625	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$187,040	187,040	—	—
Investment securities, available-for-sale	3,683,005	—	3,683,005	—
Loans held for sale	145,501	145,501	—	—
Loans receivable, net of ALLL	3,266,571	—	3,184,987	186,201
Accrued interest receivable	37,770	37,770	—	—
Non-marketable equity securities	48,812	—	48,812	—
Total financial assets	$7,368,699	370,311	6,916,804	186,201
Financial liabilities
Deposits	$5,364,461	3,585,126	1,789,134	—
FHLB advances	997,013	—	1,027,101	—
Repurchase agreements and other borrowed funds	299,540	—	299,540	—
Subordinated debentures	125,418	—	70,895	—
Accrued interest payable	4,675	4,675	—	—
Interest rate swaps	16,832	—	16,832	—
Total financial liabilities	$6,807,939	3,589,801	3,203,502	—

Note 9. Mergers and Acquisitions

On May 31, 2013, the Company acquired 100 percent of the outstanding common stock of Wheatland and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from banking offices in Wheatland, Torrington and Guernsey, Wyoming. As a result of the acquisition, the Company has increased its presence in the State of Wyoming and will further diversify its loan, customer and deposit base with First State Bank’s strong commitment to agriculture. First State Bank operates as a division of the Bank under the name “First State Bank, division of Glacier Bank.” The Wheatland acquisition was valued at $39,315,000 and resulted in the Company issuing 1,455,256 shares of its common stock and $11,025,000 in cash in exchange for all of Wheatland’s outstanding common stock shares. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the May 31, 2013 acquisition date.

On July 31, 2013, the Company acquired 100 percent of the outstanding common stock of NCBI and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. North Cascades National Bank provides community banking services to individuals and businesses in central Washington, with banking offices located in Chelan, Wenatchee, East Wenatchee, Omak, Brewster, Twisp, Okanogan, Grand Coulee and Waterville, Washington. The acquisition expands the Company’s market into central Washington and further diversifies the Company’s loan, customer and deposit base due to the region’s solid economic base of agriculture, fruit processing and tourism. North Cascades National Bank operates as a division of the Bank under the name “North Cascades Bank, division of Glacier Bank.” The NCBI acquisition was valued at $30,576,000 and resulted in the Company issuing 687,876 shares of its common stock and $13,833,000 in cash in exchange for all of NCBI's outstanding common stock shares. The fair value of the Company's common stock shares issued was determined on the basis of the closing market price of the Company's common stock shares on the July 31, 2013 acquisition date.

The assets and liabilities of Wheatland and NCBI were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the May 31, 2013 and July 31, 2013 acquisition dates, respectively, and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company, Wheatland and NCBI. None of the goodwill is deductible for income tax purposes as both acquisitions were accounted for as tax-free exchanges. The following table discloses the calculation of the fair value of consideration transferred, the total identifiable net assets acquired and the resulting goodwill relating to the Wheatland and NCBI acquisitions:

	Wheatland	NCBI
(Dollars in thousands)	May 31, 2013	July 31, 2013	Total
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$28,290	16,743	45,033
Cash consideration for outstanding shares	11,025	13,833	24,858
Total fair value of consideration transferred	39,315	30,576	69,891
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	23,148	27,865	51,013
Investment securities, available-for-sale	75,643	48,058	123,701
Loans receivable	171,199	215,986	387,185
Core deposit intangible	2,079	3,660	5,739
Accrued income and other assets	15,063	24,262	39,325
Total identifiable assets acquired	287,132	319,831	606,963
Liabilities assumed
Deposits	255,197	294,980	550,177
Federal Home Loan Bank advances and other borrowed funds	5,467	—	5,467
Accrued expenses and other liabilities	562	4,472	5,034
Total liabilities assumed	261,226	299,452	560,678
Total identifiable net assets	25,906	20,379	46,285
Goodwill recognized	$13,409	10,197	23,606

The fair value of the Wheatland and NCBI assets acquired includes loans with fair values of $171,199,000 and $215,986,000, respectively. The gross principal and contractual interest due under the Wheatland and NCBI contracts is $176,698,000 and $223,949,000, respectively, all of which is expected to be collectible.

The Company incurred $594,000 and $478,000, respectively, of Wheatland and NCBI third-party acquisition-related costs during the nine month period ended September 30, 2013. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $4,605,000 and net income was approximately $1,338,000 from May 31, 2013 to September 30, 2013. Total income consisting of net interest income and non-interest income of the acquired operations of NCBI was approximately $2,662,000 and net income was approximately $510,000 from July 31, 2013 to September 30, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland and NCBI acquisitions had occurred on January 1, 2012:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net interest income and non-interest income	$86,940	77,095	249,224	251,525
Net income	24,756	20,126	69,846	58,525

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become additionally impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital in the future;

•	competition from other financial services companies in the Company’s markets;

•	dependence on the CEO, the senior management team and the Presidents of its bank divisions;

•	potential interruption or breach in security of the Company’s systems; and

•	the Company’s success in managing risks involved in the foregoing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions
On May 31, 2013, the Company completed the acquisition of Wheatland Bankshares, Inc. (“Wheatland”) and its wholly-owned subsidiary, First State Bank, which has community bank offices in Wheatland, Torrington, and Guernsey, Wyoming. First State Bank operates as a division of Glacier Bank (“Bank”) under the name “First State Bank, division of Glacier Bank.” Cash of $11.0 million and 1,455,256 shares of the Company's common stock were issued in the acquisition which resulted in $13.4 million of goodwill.

On July 31, 2013, the Company completed the acquisition of North Cascades Bancshares, Inc. (“NCBI”), and its subsidiary, North Cascades National Bank which has community bank offices in Brewster, Chelan, East Wenatchee, Grand Coulee, Okanogan, Omak, Twisp, Waterville, and Wenatchee, Washington. North Cascades National Bank operates as a division of the Bank under the name “North Cascades Bank, division of Glacier Bank.” Cash of $13.8 million and 687,876 shares of the Company’s common stock were issued in the acquisition which resulted in $10.2 million of goodwill.

As a result of the Wheatland and NCBI acquisitions, the Company incurred $335 thousand of legal and professional expenses in connection with the acquisitions in the current quarter and $1.1 million in the nine months ended September 30, 2013. The Company’s results of operations and financial condition include the acquisitions of Wheatland and NCBI from the acquisition dates. For additional information regarding the identifiable assets acquired and liabilities assumed, see Note 9 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2012 and September 30, 2012:

				$ Change from	$ Change from
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Cash and cash equivalents	$254,684	187,040	172,399	67,644	82,285
Investment securities, available-for-sale	3,318,953	3,683,005	3,586,355	(364,052)	(267,402)
Loans receivable
Residential real estate	583,817	516,467	528,177	67,350	55,640
Commercial	2,828,287	2,278,905	2,272,959	549,382	555,328
Consumer and other	588,995	602,053	606,958	(13,058)	(17,963)
Loans receivable	4,001,099	3,397,425	3,408,094	603,674	593,005
Allowance for loan and lease losses	(130,765)	(130,854)	(136,660)	89	5,895
Loans receivable, net	3,870,334	3,266,571	3,271,434	603,763	598,900
Other assets	603,959	610,824	602,017	(6,865)	1,942
Total assets	$8,047,930	7,747,440	7,632,205	300,490	415,725

Investment securities decreased $402 million, or 11 percent, during the current quarter and decreased $364 million, or 10 percent, from December 31, 2012 as the Company implemented a strategy to reduce the overall size of this portfolio. The Company continued to purchase investment securities during the current quarter, although at a much slower pace. With the growth in the loan portfolio it affords the Company the opportunity to retain higher yielding assets than what the Company could achieve with investment securities. At September 30, 2013, investment securities represented 41 percent of total assets, down from 48 percent at December 31, 2012 and 47 percent at September 30, 2012.

An encouraging trend over the last three quarters has been the organic loan growth. Excluding the loans receivable from acquisitions, the loan portfolio increased $111.7 million, or 3 percent, during the current quarter and increased $205.8 million, or 6 percent, from the prior year third quarter with increases in both the commercial real estate and commercial and industrial loan categories. Excluding the acquisitions, the largest dollar increase was in commercial loans, which increased $98.8 million, or 4 percent, from the prior quarter and increased $226.5 million, or 10 percent, from the prior year third quarter. Included in the $98.8 current quarter increase in commercial loans was an increase of $63.9 million of commercial real estate loans and $34.9 million increase in commercial and industrial loans. Excluding the acquisitions, residential real estate loans increased $22.8 million, or 4 percent, from the prior quarter and increased $13.3 million, or 3 percent, from the prior year third quarter. The decreases in consumer and other loans was primarily attributable to customers paying off home equity lines of credit as they refinanced their first mortgage.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2012 and September 30, 2012:

				$ Change from	$ Change from
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Non-interest bearing deposits	$1,397,401	1,191,933	1,180,066	205,468	217,335
Interest bearing deposits	4,215,479	4,172,528	4,023,031	42,951	192,448
Repurchase agreements	314,313	289,508	414,836	24,805	(100,523)
Federal Home Loan Bank advances	967,382	997,013	917,021	(29,631)	50,361
Other borrowed funds	8,466	10,032	10,152	(1,566)	(1,686)
Subordinated debentures	125,526	125,418	125,382	108	144
Other liabilities	71,556	60,059	71,560	11,497	(4)
Total liabilities	$7,100,123	6,846,491	6,742,048	253,632	358,075

Excluding the acquisitions, non-interest bearing deposits at September 30, 2013 increased $85.2 million, or 7 percent, during the current quarter and increased $111 million, or 9 percent, since September 30, 2012. Interest bearing deposits of $4.215 billion at September 30, 2013 included $328 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposit and certificate accounts). Excluding the acquisitions, interest bearing deposits at September 30, 2013 decreased $125 million, or 3 percent, during the current quarter and included a decrease of $44 million in wholesale deposits. Excluding the acquisition, interest bearing deposits at September 30, 2013 decreased $252 million, or 6 percent, from September 30, 2012 primarily the result of a decrease of $417 million in wholesale deposits.

Securities sold under agreements to repurchase (“repurchase agreements”) of $314 million at September 30, 2013 decreased $100 million, or 24 percent, from the prior year third quarter and was primarily a result of a decrease of $107 million in wholesale repurchase agreements. Federal Home Loan Bank (“FHLB”) advances have remained relatively stable compared to the prior year end and the prior year third quarter and will fluctuate as necessary as the need for funding changes.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2012 and September 30, 2012:

				$ Change from	$ Change from
(Dollars in thousands, except per share data)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Common equity	$937,824	852,987	842,301	84,837	95,523
Accumulated other comprehensive income	9,983	47,962	47,856	(37,979)	(37,873)
Total stockholders’ equity	947,807	900,949	890,157	46,858	57,650
Goodwill and core deposit intangible, net	(139,934)	(112,274)	(112,765)	(27,660)	(27,169)
Tangible stockholders’ equity	$807,873	788,675	777,392	19,198	30,481
Stockholders’ equity to total assets	11.78%	11.63%	11.66%
Tangible stockholders’ equity to total tangible assets	10.22%	10.33%	10.34%
Book value per common share	$12.76	12.52	12.37	0.24	0.39
Tangible book value per common share	$10.87	10.96	10.81	(0.09)	0.06
Market price per share at end of period	$24.68	14.71	15.59	9.97	9.09

Tangible stockholders’ equity of $808 million increased $19.2 million, or 2 percent, from the prior year end as a result of Company stock issued in connection with the acquisitions and an increase in earnings retention which was offset by the decrease in accumulated other comprehensive income. Tangible book value per common share of $10.87 decreased $0.09 per share from the prior year end as a result of the increased Company stock issued in the acquisitions.

On September 26, 2013, the Company’s Board of Directors declared a cash dividend of $0.15 per share, payable October 17, 2013 to shareholders of record on October 8, 2013. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2013
Compared to June 30, 2013 and September 30, 2012

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	September 30, 2013	June 30, 2013	September 30, 2012
Net income	$25,628	22,702	19,444
Diluted earnings per share	$0.35	0.31	0.27
Return on average assets (annualized)	1.27%	1.17%	1.03%
Return on average equity (annualized)	10.85%	9.78%	8.68%

The Company reported net income of $25.6 million for the current quarter, an increase of $6.2 million, or 32 percent, from the $19.4 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.35 per share, an increase of $0.08, or 30 percent, from the prior year third quarter diluted earnings per share of $0.27.

Income Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from June 30, 2013 and September 30, 2012:

	Three Months ended
(Dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012
Net interest income
Interest income	$69,531	62,151	62,015
Interest expense	7,186	7,185	8,907
Total net interest income	62,345	54,966	53,108
Non-interest income
Service charges, loan fees, and other fees	15,119	12,971	13,019
Gain on sale of loans	7,021	7,472	8,728
(Loss) gain on sale of investments	(403)	241	—
Other income	2,136	2,538	2,227
Total non-interest income	23,873	23,222	23,974
	$86,218	78,188	77,082
Net interest margin (tax-equivalent)	3.56%	3.30%	3.24%

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Net interest income
Interest income	$7,380	$7,516	12%	12%
Interest expense	1	(1,721)	—%	(19)%
Total net interest income	7,379	9,237	13%	17%
Non-interest income
Service charges, loan fees, and other fees	2,148	2,100	17%	16%
Gain on sale of loans	(451)	(1,707)	(6)%	(20)%
(Loss) gain on sale of investments	(644)	(403)	(267)%	n/m
Other income	(402)	(91)	(16)%	(4)%
Total non-interest income	651	(101)	3%	—%
	$8,030	$9,136	10%	12%

__________
n/m - not measurable

Net Interest Income
The current quarter interest income of $69.5 million increased $7.4 million, or 12 percent, over the prior quarter primarily as a result of the increase in interest income on commercial loans and the increase in interest income on the investment portfolio. The $4.4 million, or 15 percent, increase in commercial loan interest income from the prior quarter was driven by an increased volume of commercial loans during the current quarter. The current quarter increase in interest income on the investment portfolio was primarily a result of a decrease in premium amortization (net of discount accretion) on the investment securities (“premium amortization”). The Company experienced a decrease in premium amortization for a third consecutive quarter, compared to significant increases experienced during the preceding seven quarters. Included in the current quarter’s interest income was $15.2 million of premium amortization on investment securities compared to $18.4 million in the prior quarter. The current quarter decrease in premium amortization on investment securities was $3.2 million compared to a decrease of $3.0 million in premium amortization in the prior quarter.

The current quarter interest income of $69.5 million increased $7.5 million, or 12 percent, over the prior year third quarter and was also driven by the increase in interest income on the commercial loans and the increase in interest income on the investment portfolio. The current quarter interest income on commercial loans of $34.3 million increased $4.0 million, or 13 percent, over the prior year third quarter as a result of increased volume of commercial loans. The current quarter interest income on investment securities of $19.5 million increased $4.3 million, or 28 percent, over the prior year third quarter of which $4.3 million was attributable to the decrease in premium amortization.

The current quarter interest expense of $7.2 million was unchanged from the prior quarter and decreased $1.7 million, or 19 percent, from the prior year third quarter. The decrease in interest expense from the prior year third quarter was a result of decreases in borrowing and deposit interest rates. The cost of total funding (including non-interest bearing deposits) for the current quarter was 41 basis points compared to 43 basis points for the prior quarter and 54 basis points for the prior year third quarter.

The current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.56 percent, an increase of 26 basis points from the prior quarter net interest margin of 3.30 percent. The increase in the net interest margin was driven by an increased yield on the investment securities and a shift in the earning assets from investment securities to the higher yielding loan portfolio. The current quarter increase in the investment securities yield was primarily attributable to a decrease in the premium amortization which was consistent with the prior quarter. Of the 33 basis points increase in yield on the investment securities during the current quarter, 28 basis points was due to the decrease in premium amortization. The premium amortization in the current quarter accounted for a 82 basis points reduction in the net interest margin compared to a 103 basis points reduction in the prior quarter and 111 basis points reduction in the net interest margin in the prior year third quarter.

Non-interest Income
Non-interest income for the current quarter totaled $23.9 million, an increase of $651 thousand over the prior quarter and a decrease of $101 thousand over the same quarter last year. Service charge fee income increased $2.1 million, or 17 percent, from the prior quarter and increased $2.1 million, or 16 percent, from the prior year third quarter which was driven by increases in deposit accounts and changes in internal deposit processing. Gain of $7.0 million on the sale of loans for the current quarter decreased $451 thousand, or 6 percent, from the prior quarter and decreased $1.7 million, or 20 percent, from the prior year third quarter. As expected, the Company experienced a slowdown in refinance activity as mortgage rates moved up significantly in the third quarter. The decrease in gain on sale of loans was more than offset by the decrease in premium amortization on investment securities, both of which were attributable to the continuing slowdown of refinance activity. Other income of $2.1 million for the current quarter decreased $402 thousand, or 16 percent, from the prior quarter primarily as a result of a decrease in income related to other real estate owned (“OREO”). Included in other income was operating revenue of $92 thousand from OREO and gain of $341 thousand on the sales of OREO, which totaled $433 thousand for the current quarter compared to $715 thousand for the prior quarter and $531 thousand for the prior year third quarter.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2013 and September 30, 2012:

	Three Months ended
(Dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012
Compensation and employee benefits	$27,469	24,917	24,046
Occupancy and equipment	6,421	5,906	6,001
Advertising and promotions	1,897	1,621	1,820
Outsourced data processing	1,232	813	801
Other real estate owned	1,049	2,968	6,373
Federal Deposit Insurance Corporation premiums	1,331	1,154	1,767
Core deposit intangibles amortization	693	505	532
Other expense	10,276	10,597	8,838
Total non-interest expense	$50,368	48,481	50,178

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Compensation and employee benefits	$2,552	$3,423	10%	14%
Occupancy and equipment	515	420	9%	7%
Advertising and promotions	276	77	17%	4%
Outsourced data processing	419	431	52%	54%
Other real estate owned	(1,919)	(5,324)	(65)%	(84)%
Federal Deposit Insurance Corporation premiums	177	(436)	15%	(25)%
Core deposit intangibles amortization	188	161	37%	30%
Other expense	(321)	1,438	(3)%	16%
Total non-interest expense	$1,887	$190	4%	—%

Non-interest expense of $50.4 million for the current quarter increased by $1.9 million, or 4 percent, from the prior quarter and increased by $190 thousand, or 38 basis points, from the prior year third quarter. Compensation and employee benefits increased by $2.6 million, or 10 percent, from the prior quarter and increased $3.4 million, or 14 percent, from the prior year third quarter primarily as a result of the acquisitions. Outsourced data processing expense increased $419 thousand, or 52 percent, from the prior quarter and increased $431 thousand, or 54 percent, from the prior year third quarter again as a result of the acquired banks’ outsourced data processing expense. OREO expense decreased $1.9 million, or 65 percent, from the prior quarter and decreased $5.3 million, or 84 percent, from the prior year third quarter. The current quarter OREO expense of $1.0 million included $418 thousand of operating expense, $394 thousand of fair value write-downs, and $237 thousand of loss on sale of OREO. OREO expense will fluctuate as the Company continues to work through non-performing loans and dispose of foreclosed properties. Other expense increased by $1.4 million, or 16 percent, over the prior year third quarter primarily from legal and professional expenses associated with the acquisitions and other miscellaneous expense.

Efficiency Ratio
The efficiency ratio for the current quarter was 54 percent compared to 55 percent for the prior year third quarter. The decrease in the efficiency ratio was primarily driven by the increase in net interest income which exceeded the increase in non-interest expense.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2013	$1,907	$2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%
Second quarter 2012	7,925	7,052	3.99%	1.41%	2.69%
First quarter 2012	8,625	9,555	3.98%	1.24%	2.91%
Fourth quarter 2011	8,675	9,252	3.97%	1.42%	2.92%

Net charged-off loans of $2.0 million during the current quarter increased $995 thousand, or 97 percent, compared to the prior quarter and decreased $1.5 million, or 42 percent, from the prior year third quarter. The current quarter provision for loan losses of $1.9 million increased $829 thousand from the prior quarter and decreased $793 thousand from the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

Operating Results for Nine Months ended September 30, 2013
Compared to September 30, 2012

Performance Summary

	Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2013	September 30, 2012
Net income	$69,098	54,758
Diluted earnings per share	$0.95	0.76
Return on average assets (annualized)	1.19%	0.99%
Return on average equity (annualized)	9.96%	8.32%

Net income for the nine months ended September 30, 2013 was $69.1 million, an increase of $14.3 million, or 26 percent, from the $54.8 million of net income for the prior year first nine months. Diluted earnings per share for the first nine months of the current year was $0.95 per share, an increase of $0.19, or 25 percent, from the diluted earnings per share in the prior year first nine months.

Revenue Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from September 30, 2012:

	Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change
Net interest income
Interest income	$189,637	$194,091	$(4,454)	(2)%
Interest expense	21,829	27,549	(5,720)	(21)%
Total net interest income	167,808	166,542	1,266	1%
Non-interest income
Service charges, loan fees, and other fees	39,765	36,861	2,904	8%
Gain on sale of loans	23,582	23,063	519	2%
Loss on sale of investments	(299)	—	(299)	n/m
Other income	6,997	6,179	818	13%
Total non-interest income	70,045	66,103	3,942	6%
	$237,853	$232,645	$5,208	2%
Net interest margin (tax-equivalent)	3.34%	3.48%

__________
n/m - not measurable

Net Interest Income
Net interest income for the first nine months of the current year increased $1.3 million, or 1 percent, over the same period last year. Interest income for the first nine months of the current year decreased $4.5 million, or 2 percent, from the prior year first nine months and was principally due to the increase in premium amortization on investment securities earlier this year and the reduction of yields on the loan portfolio. Interest income was reduced by $55.0 million in premium amortization on investment securities during the first nine months of the current year which was an increase of $6.3 million from the first nine months of the prior year. Such decrease in interest income were partially offset by an increased volume in commercial loans and investment securities.

Interest expense for the first nine months of the current year decreased $5.7 million, or 21 percent, from the prior year first nine months and was primarily attributable to the decreases in interest rates on interest bearing deposits and borrowings.  The funding cost (including non-interest bearing deposits) for the first nine months of 2013 was 43 basis points compared to 57 basis points for the first nine months of 2012.

The net interest margin, on a tax-equivalent basis, for the first nine months of 2013 was 3.34 percent, a 14 basis points reduction from the net interest margin of 3.48 percent for the first nine months of 2012. The reduction was a result of lower yields on loans and higher premium amortization on investment securities, both of which outpaced the reduction in funding cost. The premium amortization for the first nine months of 2013 accounted for a 103 basis points reduction in the net interest margin, which was an increase of 8 basis points compared to the 95 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $70.0 million for the first nine months of 2013 increased $3.9 million, or 6 percent, over the same period last year. Gains of $23.6 million on the sale of loans for the first nine months of 2013 increased $519 thousand, or 2 percent, from the first nine months of 2012. Other income for the first nine months of 2013 increased $818 thousand, or 13 percent, over the first nine months of 2012. Included in other income was operating revenue of $247 thousand from OREO and gains of $1.6 million on the sale of OREO, which totaled $1.9 million for the first nine months of 2013 compared to $1.5 million for the same period in the prior year.

Non-interest Expense Summary
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from September 30, 2012:

	Nine Months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change
Compensation and employee benefits	$76,963	$71,290	$5,673	8%
Occupancy and equipment	18,152	17,794	358	2%
Advertising and promotions	5,066	4,935	131	3%
Outsourced data processing	2,870	2,435	435	18%
Other real estate owned	4,901	15,394	(10,493)	(68)%
Federal Deposit Insurance Corporation premiums	3,789	4,779	(990)	(21)%
Core deposit intangibles amortization	1,684	1,619	65	4%
Other expense	28,858	27,167	1,691	6%
Total non-interest expense	$142,283	$145,413	$(3,130)	(2)%

Compensation and employee benefits for the first nine months of 2013 increased $5.7 million, or 8 percent, from the same period last year. OREO expense of $4.9 million in the first nine months of 2013 decreased $10.5 million, or 68 percent, from the first nine months of the prior year. Outsourced data processing expense increased $435 thousand, or 18 percent, from the prior year first nine months as a result of the acquired banks outsourced data processing expense. The OREO expense for the first nine months of 2013 included $2.0 million of operating expenses, $2.4 million of fair value write-downs, and $538 thousand of loss on sale of OREO. Other expense for the first nine months of 2013 increased by $1.7 million, or 6 percent, from the first nine months of the prior year and was principally attributable to the legal and professional expenses associated with the acquisitions.

Efficiency Ratio
The efficiency ratio was 55 percent for the first nine months of 2013 and 53 percent for the first nine months of 2012. Although there was an increase in non-interest income and net interest income during the first nine months of the current year over the prior year, it was not enough to offset the increase in non-interest expense, excluding OREO expense, resulting in the increased efficiency ratio.

Provision for loan losses
The provision for loan losses was $5.1 million for the first nine months of 2013, a decrease of $14.2 million, or 74 percent, from the same period in the prior year. Net charged-off loans during the first nine months of 2013 was $5.2 million, a decrease of $14.9 million from the first nine months of 2012.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$583,817	15%	$516,467	16%	$528,177	16%
Commercial loans
Real estate	1,994,058	51%	1,655,508	51%	1,652,052	51%
Other commercial	834,229	22%	623,397	19%	620,907	19%
Total	2,828,287	73%	2,278,905	70%	2,272,959	70%
Consumer and other loans
Home equity	373,512	10%	403,925	12%	406,904	12%
Other consumer	215,483	5%	198,128	6%	200,054	6%
Total	588,995	15%	602,053	18%	606,958	18%
Loans receivable	4,001,099	103%	3,397,425	104%	3,408,094	104%
Allowance for loan and lease losses	(130,765)	(3)%	(130,854)	(4)%	(136,660)	(4)%
Loans receivable, net	$3,870,334	100%	$3,266,571	100%	$3,271,434	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Other real estate owned	$36,531	45,115	57,650
Accruing loans 90 days or more past due
Residential real estate	—	451	551
Commercial	144	791	2,088
Consumer and other	30	237	632
Total	174	1,479	3,271
Non-accrual loans
Residential real estate	12,604	14,237	18,941
Commercial	65,127	68,887	85,899
Consumer and other	10,562	13,809	11,016
Total	88,293	96,933	115,856
Total non-performing assets [1]	$124,998	143,527	176,777
Non-performing assets as a percentage of subsidiary assets	1.56%	1.87%	2.33%
Allowance for loan and lease losses as a percentage of non-performing loans	148%	133%	115%
Accruing loans 30-89 days past due	$26,401	27,097	28,434
Troubled debt restructurings not included in non-performing assets	$86,850	100,151	103,980
Interest income [2]	$3,340	5,161	4,642
 __________

[1]	As of September 30, 2013, non-performing assets have not been reduced by U.S. government guarantees of $4.0 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

During the first nine months of 2013, the Company continued to diligently and methodically reduce non-performing assets. Non-performing assets at September 30, 2013 were $125 million, a decrease of $5.5 million, or 4 percent, during the current quarter and a decrease of $51.8 million, or 29 percent, from a year ago. The largest category of non-performing assets was the land, lot and other construction category which was $55.3 million, or 44 percent, of the non-performing assets at September 30, 2013. Included in this category was $25.8 million of land development loans and $15.0 million in unimproved land loans at September 30, 2013. The Company has continued to reduce the land, lot and other construction category over the prior two years. The Company’s early stage delinquencies (accruing loans 30-89 days past due) of 26.4 million at September 30, 2013 increased $4.3 million, or 20 percent, from the prior quarter and decreased $2.0 million, or 7 percent, from the prior year third quarter early stage delinquencies.

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

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at September 30, 2013. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at September 30, 2013. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 39 percent of the Company’s non-accrual loans as of September 30, 2013. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s $34.2 million of non-accrual construction loans at September 30, 2013, 95 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries have stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $207 million and $202 million as of September 30, 2013 and December 31, 2012, respectively. The ALLL includes specific valuation allowances of $12.7 million and $15.5 million of impaired loans as of September 30, 2013 and December 31, 2012, respectively. Of the total impaired loans at September 30, 2013, there were 28 significant commercial real estate and other commercial loans that accounted for $82.1 million, or 40 percent, of the impaired loans. The 28 loans were collateralized by 125 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at September 30, 2013, there were 163 loans aggregating $100 million, or 48 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $3.4 million. Of these loans, there were charge-offs of $1.7 million during 2013.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $128 million and $151 million as of September 30, 2013 and December 31, 2012, respectively. The Company’s TDR loans are considered impaired loans of which $40.9 million and $50.9 million as of September 30, 2013 and December 31, 2012, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of September 30, 2013 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At September 30, 2013, the Company has TDR loans of $25.6 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $44.7 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2013 was $14.7 million of which $4.2 million was residential real estate, $8.5 million was commercial, and $2.0 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2013 was $13.1 million of which $3.6 million was residential real estate, $7.5 million was commercial, and $2.0 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Nine Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance at beginning of period	$45,115	78,354	78,354
Acquisitions	1,203	—	—
Additions	13,091	27,536	21,029
Capital improvements	79	—	—
Write-downs	(2,365)	(13,258)	(11,393)
Sales	(20,592)	(47,517)	(30,340)
Balance at end of period	$36,531	45,115	57,650

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

The Company’s model of thirteen bank divisions with separate management teams provides substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2013			December 31, 2012			September 30, 2012
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$15,750	12%	15%	$15,482	12%	15%	$17,249	13%	16%
Commercial real estate	73,398	56%	50%	74,398	57%	49%	77,755	57%	48%
Other commercial	23,821	18%	21%	21,567	16%	18%	22,229	16%	18%
Home equity	9,491	7%	9%	10,659	8%	12%	9,984	7%	12%
Other consumer	8,305	7%	5%	8,748	7%	6%	9,443	7%	6%
Totals	$130,765	100%	100%	$130,854	100%	100%	$136,660	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Nine Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance at beginning of period	$130,854	137,516	137,516
Provision for loan losses	5,085	21,525	19,250
Charge-offs
Residential real estate	(391)	(5,267)	(2,492)
Commercial loans	(5,355)	(21,578)	(16,917)
Consumer and other loans	(3,216)	(7,827)	(5,380)
Total charge-offs	(8,962)	(34,672)	(24,789)
Recoveries
Residential real estate	195	643	220
Commercial loans	2,696	4,088	3,185
Consumer and other loans	897	1,754	1,278
Total recoveries	3,788	6,485	4,683
Charge-offs, net of recoveries	(5,174)	(28,187)	(20,106)
Balance at end of period	$130,765	130,854	136,660
Allowance for loan and lease losses as a percentage of total loans	3.27%	3.85%	4.01%
Net charge-offs as a percentage of total loans	0.13%	0.83%	0.59%

At September 30, 2013, the allowance was $131 million, a decrease of $89 thousand, or less than 1 percent, from December 31, 2012 and a decrease of $5.9 million, or 4 percent, from a year ago. The allowance was 3.27 percent of total loans outstanding at September 30, 2013, a decrease of 58 basis points from 3.85 percent at December 31, 2012. Excluding the acquired banks, the allowance was 3.60 percent of total loans outstanding at September 30, 2013, a 33 basis points increase from the 3.27 allowance percentage at September 30, 2013. Such difference was primarily attributable to no allowance carried over from the acquisitions as result of the acquired loans being recorded at fair value. The allowance was 148 percent of non-performing loans at September 30, 2013, an increase from 133 percent at December 31, 2012 and an increase from 115 percent at September 30, 2012.

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended September 30, 2013 and 2012, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2013, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $89 thousand. During the same period in 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $856 thousand.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 119 locations, including 111 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Although there continues to be heightened uncertainty in the economic environment, there was notable improvements during the last year compared to the past several years. There was steady growth in the housing permits, housing starts, and completions for new privately owned units during the last year in Montana, Idaho, Colorado and Utah in relation to the US national statistics. There was improvement in single family residential real estate construction and sales for all of the Company’s market areas. Single family residential collateral values in Idaho, Wyoming and Montana stabilized (with some improvement in isolated markets in which the Company operates) compared to the prior year and prior 5 year historical trends. In the states in which the Company operates, foreclosures have been on a steady decline the past several years and the state unemployment rates were lower than the national unemployment rate at September 2013. The national unemployment rate increased steadily from 5.0 in the first part of 2008 to a range of 7.8 to 10.0 during 2009 through 2012 and has declined to 7.2 in September of 2013. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas continue to remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 11 percent of the Company’s total loan portfolio and account for 39 percent of the Company’s non-accrual loans at September 30, 2013. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Specific valuation allowance	$12,728	15,534	18,562
General valuation allowance	118,037	115,320	118,098
Total ALLL	$130,765	130,854	136,660

During 2013, the ALLL decreased by $89 thousand, the net result of a $2.8 million decrease in the specific valuation allowance and a $2.7 million increase in the general valuation allowance. Although there was an increase in the loan portfolio since the prior year end, the ALLL remained stable primarily as a result of the acquired loan portfolios recorded at fair value with no allowance carried over. Further supporting the stable ALLL were the following trends:

•
Non-accrual construction loans (i.e., residential construction and land, lot and other construction, each a regulatory classification) were $34.2 million, or 39 percent, of the $88.3 million of non-accrual loans at September 30, 2013, a decrease of $4.9 million from the prior year end and decrease of $18.7 million from September 30, 2012. Non-accrual construction loans accounted for 40 percent of the $96.9 million of non-accrual loans at year end 2012 and 46 percent of the $116 million of non-accrual loans at September 30, 2012.

•	Non-performing loans as a percent of total loans decreased to 2.21 percent at September 30, 2013 as compared to 2.90 percent and 3.50 percent at year end 2012 and September 30, 2012, respectively.

•	Impaired loans as a percent of total loans decreased to 5.17 percent at September 30, 2013 as compared to 5.94 percent and 6.64 percent at year end 2012 and September 30, 2012, respectively.

•	Charge-offs, net of recoveries, in 2013 were $5.2 million, a $14.9 million decrease from the same period in 2012.

•	Excluding acquisitions, the loan portfolio increased $216 million from the prior year end.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from	% Change from
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Custom and owner occupied construction	$40,187	40,327	39,937	—%	1%
Pre-sold and spec construction	38,702	34,970	46,149	11%	(16)%
Total residential construction	78,889	75,297	86,086	5%	(8)%
Land development	75,282	80,132	88,272	(6)%	(15)%
Consumer land or lots	111,331	104,229	109,648	7%	2%
Unimproved land	51,986	53,459	54,988	(3)%	(5)%
Developed lots for operative builders	15,082	16,675	19,943	(10)%	(24)%
Commercial lots	15,707	19,654	21,674	(20)%	(28)%
Other construction	99,868	56,109	37,981	78%	163%
Total land, lot, and other construction	369,256	330,258	332,506	12%	11%
Owner occupied	815,401	710,161	703,253	15%	16%
Non-owner occupied	541,688	452,966	450,402	20%	20%
Total commercial real estate	1,357,089	1,163,127	1,153,655	17%	18%
Commercial and industrial	528,792	420,459	401,717	26%	32%
Agriculture	283,801	145,890	157,587	95%	80%
1st lien	738,842	738,854	719,030	—%	3%
Junior lien	76,277	82,083	84,687	(7)%	(10)%
Total 1-4 family	815,119	820,937	803,717	(1)%	1%
Multifamily residential	113,880	93,328	95,766	22%	19%
Home equity lines of credit	298,935	319,779	326,878	(7)%	(9)%
Other consumer	128,374	109,019	108,069	18%	19%
Total consumer	427,309	428,798	434,947	—%	(2)%
Other	88,469	64,832	61,099	36%	45%
Total loans receivable, including loans held for sale	4,062,604	3,542,926	3,527,080	15%	15%
Less loans held for sale [1]	(61,505)	(145,501)	(118,986)	(58)%	(48)%
Total loans receivable	$4,001,099	3,397,425	3,408,094	18%	17%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	September 30, 2013	September 30, 2013
Custom and owner occupied construction	$1,270	1,343	2,468	1,270	—	—
Pre-sold and spec construction	1,157	1,603	5,993	409	—	748
Total residential construction	2,427	2,946	8,461	1,679	—	748
Land development	25,834	31,471	38,295	15,029	—	10,805
Consumer land or lots	3,500	6,459	9,332	1,993	—	1,507
Unimproved land	14,977	19,121	25,369	13,150	—	1,827
Developed lots for operative builders	2,284	2,393	6,471	1,547	—	737
Commercial lots	2,978	1,959	2,002	309	—	2,669
Other construction	5,776	5,105	5,111	523	—	5,253
Total land, lot and other construction	55,349	66,508	86,580	32,551	—	22,798
Owner occupied	19,224	15,662	15,845	13,908	—	5,316
Non-owner occupied	5,453	4,621	3,929	2,883	83	2,487
Total commercial real estate	24,677	20,283	19,774	16,791	83	7,803
Commercial and industrial	7,452	5,970	7,060	7,408	35	9
Agriculture	2,488	6,686	6,894	1,785	—	703
1st lien	20,959	25,739	30,578	17,167	6	3,786
Junior lien	5,648	6,660	9,213	5,497	48	103
Total 1-4 family	26,607	32,399	39,791	22,664	54	3,889
Multifamily residential	—	253	253	—	—	—
Home equity lines of credit	5,599	8,041	7,502	5,151	—	448
Other consumer	399	441	462	264	2	133
Total consumer	5,998	8,482	7,964	5,415	2	581
Total	$124,998	143,527	176,777	88,293	174	36,531

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from	% Change from
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
Custom and owner occupied construction	$—	$5	$852	(100)%	(100)%
Pre-sold and spec construction	772	893	—	(14)%	n/m
Total residential construction	772	898	852	(14)%	(9)%
Land development	917	191	774	380%	18%
Consumer land or lots	504	762	850	(34)%	(41)%
Unimproved land	311	422	1,126	(26)%	(72)%
Developed lots for operative builders	9	422	129	(98)%	(93)%
Commercial lots	68	11	—	518%	n/m
Total land, lot and other construction	1,809	1,808	2,879	—%	(37)%
Owner occupied	7,261	5,523	6,849	31%	6%
Non-owner occupied	2,509	2,802	4,927	(10)%	(49)%
Total commercial real estate	9,770	8,325	11,776	17%	(17)%
Commercial and industrial	4,176	1,905	2,803	119%	49%
Agriculture	725	912	345	(21)%	110%
1st lien	5,142	7,352	4,462	(30)%	15%
Junior lien	881	732	750	20%	17%
Total 1-4 family	6,023	8,084	5,212	(25)%	16%
Multifamily residential	226	—	191	n/m	18%
Home equity lines of credit	1,770	4,164	3,433	(57)%	(48)%
Other consumer	1,130	1,001	943	13%	20%
Total consumer	2,900	5,165	4,376	(44)%	(34)%
Total	$26,401	$27,097	$28,434	(3)%	(7)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	September 30, 2013
Custom and owner occupied construction	$(1)	24	24	—	1
Pre-sold and spec construction	128	2,489	2,516	187	59
Total residential construction	127	2,513	2,540	187	60
Land development	(97)	3,035	2,654	247	344
Consumer land or lots	486	4,003	2,537	838	352
Unimproved land	435	636	543	466	31
Developed lots for operative builders	(36)	1,802	1,257	74	110
Commercial lots	250	362	41	254	4
Other construction	(130)	—	—	—	130
Total land, lot and other construction	908	9,838	7,032	1,879	971
Owner occupied	271	1,312	1,254	1,124	853
Non-owner occupied	375	597	232	471	96
Total commercial real estate	646	1,909	1,486	1,595	949
Commercial and industrial	1,382	2,651	1,790	2,319	937
Agriculture	21	125	95	21	—
1st lien	347	5,257	2,864	511	164
Junior lien	145	3,464	2,668	288	143
Total 1-4 family	492	8,721	5,532	799	307
Multifamily residential	(31)	43	86	—	31
Home equity lines of credit	1,516	2,124	1,412	1,702	186
Other consumer	109	262	133	453	344
Total consumer	1,625	2,386	1,545	2,155	530
Other	4	1	—	7	3
Total	$5,174	28,187	20,106	8,962	3,788

Investment Activity
The Company’s investment securities are generally classified as available-for-sale and are carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to stockholders’ equity. Investment securities designated as available-for-sale are summarized below:

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government and federal agency	$—	—%	$202	—%	$204	—%
U.S. government sponsored enterprises	11,556	—%	17,480	—%	19,860	1%
State and local governments	1,341,384	41%	1,214,518	33%	1,237,878	34%
Corporate bonds	442,845	13%	288,795	8%	243,479	7%
Collateralized debt obligations	—	—%	1,708	—%	2,762	—%
Residential mortgage-backed securities	1,523,168	46%	2,160,302	59%	2,082,172	58%
Total investment securities, available-for-sale	$3,318,953	100%	$3,683,005	100%	$3,586,355	100%

The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. The Company uses the maximum federal statutory rate of 35 percent in calculating its tax-equivalent yield. The residential mortgage-backed securities are typically short weighted-average life U.S. agency collateralized mortgage obligations and provide the Company with on-going liquidity as scheduled and pre-paid principal payments are made on the securities. It has generally been the Company’s policy to maintain a liquid portfolio above policy limits.

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities owned at September 30, 2013 primarily consisted of capital stock issued by the FHLB of Seattle. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable.

The Company’s investment in FHLB stock has limited marketability and is carried at cost, which approximates fair value. The value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as 1) FHLB deficiency, if any, in meeting applicable regulatory capital targets, including risk-based capital requirements, 2) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the time period for any such decline, 3) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 4) the impact of legislative and regulatory changes on the FHLB, and 5) the liquidity position of the FHLB. In September 2012, the Federal Housing Finance Agency (“FHFA”) upgraded the FHLB’s regulatory capital classification to “adequately capitalized” and granted the FHLB authority to repurchase up to $25 million of excess stock per quarter at par, provided the FHLB receives a non-objection from the FHFA for each quarter’s repurchase. In July 2013, the FHLB of Seattle declared a $0.025 per share cash dividend which was the first dividend in a number of years.

Based on the Company’s evaluation of its investments in non-marketable equity securities as of September 30, 2013, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by nationally recognized credit rating agencies, (e.g., Moody's, Standard and Poor's, and Fitch). In connection with changing macroeconomic conditions affecting the U.S. economy, on June 10, 2013, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt but with an improved outlook of stable from negative. On July 18, 2013, Moody's also upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. However, on October 15, 2013 Fitch placed its AAA long-term debt rating of the U.S. on rating watch negative due to the U.S. government’s inability to raise the federal debt ceiling in a timely manner. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Fannie Mae, Freddie Mac and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at September 30, 2013 into two categories: investments purchased prior to 2013 and those purchased during 2013. Of those investments purchased prior to 2013, the fair market value and unrealized gain or loss at December 31, 2012 is also presented.

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Gain	Unrealized Gain as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2013
State and local governments	$254,310	$(10,880)	(4)%	$271,415	$5,122	2%
Corporate bonds	30,211	(345)	(1)%	31,596	117	—%
Residential mortgage-backed securities	31,412	(209)	(1)%	54,669	518	1%
Total	$315,933	$(11,434)	(4)%	$357,680	$5,757	2%
Temporarily impaired securities purchased during 2013
State and local governments	$173,897	$(11,987)	(7)%
Corporate bonds	158,919	(2,592)	(2)%
Residential mortgage-backed securities	415,230	(7,708)	(2)%
Total	$748,046	$(22,287)	(3)%
Temporarily impaired securities
State and local governments	$428,207	$(22,867)	(5)%
Corporate bonds	189,130	(2,937)	(2)%
Residential mortgage-backed securities	446,642	(7,917)	(2)%
Total	$1,063,979	$(33,721)	(3)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at September 30, 2013:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
10.1% to 15.0%	14	$(3,791)
5.1% to 10.0%	118	(16,262)
0.1% to 5.0%	347	(13,668)
Total	479	$(33,721)

With respect to the duration of the impaired debt securities, the Company identified 35 securities which have been continuously impaired for the twelve months ending September 30, 2013. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.
All 35 securities that had been continuously impaired for the twelve months ended September 30, 2013 were in the state and local governments category and had an aggregate loss of $1.7 million at quarter-end. The most notable unrealized loss in this category was $254 thousand.

Based on the Company's analysis of its impaired debt securities as of September 30, 2013, the Company determined that none of such securities had other-than-temporary impairment.

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year at period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2013	December 31, 2012
Repurchase agreements
Amount outstanding at end of period	$314,313	289,508
Weighted interest rate on outstanding amount	0.29%	0.32%
Maximum outstanding at any month-end	$314,313	466,784
Average balance	$291,333	354,324
Weighted average interest rate	0.30%	0.37%
FHLB advances
Amount outstanding at end of period	$689,100	720,000
Weighted interest rate on outstanding amount	0.22%	0.28%
Maximum outstanding at any month-end	$939,109	792,018
Average balance	$737,930	719,762
Weighted average interest rate	0.25%	0.50%

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

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The following table identifies certain liquidity sources and capacity available to the Company at September 30, 2013:

(Dollars in thousands)	September 30, 2013
FHLB advances
Borrowing capacity	$1,456,634
Amount utilized	(967,382)
Amount available	$489,252
Federal Reserve Bank discount window
Borrowing capacity	$620,087
Amount utilized	—
Amount available	$620,087
Unsecured lines of credit available	$155,000
Unencumbered investment securities
U.S. government sponsored enterprises	$11,556
State and local governments	943,440
Corporate bonds	442,845
Residential mortgage-backed securities	397,319
Total unencumbered securities	$1,795,160

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

The Federal Reserve Board has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of September 30, 2013 and 2012. There are no conditions or events after September 30, 2013 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve Board’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2013.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$947,807	947,807	947,807
Less:
Goodwill and intangibles	(139,934)	(139,934)	(139,934)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(9,983)	(9,983)	(9,983)
Plus:
Allowance for loan and lease losses	—	66,457	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$922,390	988,847	922,390
Risk-weighted assets	$5,252,200	5,252,200
Total adjusted average assets			$7,854,219
Capital ratio	17.56%	18.83%	11.74%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	11.56%	8.83%

In addition to the primary and contingent liquidity sources available, the Company has the capacity to issue 117,187,500 shares of common stock of which 74,307,951 has been issued as of September 30, 2013. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none has been issued as of September 30, 2013.

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

Income tax expense for the nine months ended September 30, 2013 and 2012 was $21.4 million and $13.2 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 23.6 percent and 19.5 percent, respectively. The primary reason for the low effective rates are the amount of tax-exempt investment income and federal tax credits. The tax-exempt income was $31.4 million and $28.1 million for the nine months ended September 30, 2013 and 2012, respectively. The federal tax credit benefits were $3.0 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively. The Company continues to hold its investments in select municipal securities and variable interest entities whereby the Company receives federal tax credits.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yield; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rate; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2013			September 30, 2013
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$635,337	$7,320	4.61%	$615,974	$21,606	4.68%
Commercial loans	2,696,655	34,291	5.04%	2,451,211	92,788	5.06%
Consumer and other loans	592,023	8,447	5.66%	589,078	24,220	5.50%
Total loans [1]	3,924,015	50,058	5.06%	3,656,263	138,614	5.07%
Tax-exempt investment securities [2]	1,110,211	15,978	5.76%	1,032,296	45,357	5.86%
Taxable investment securities [3]	2,506,432	8,780	1.40%	2,629,107	20,726	1.05%
Total earning assets	7,540,658	74,816	3.94%	7,317,666	204,697	3.74%
Goodwill and intangibles	132,872			120,498
Non-earning assets	320,623			339,495
Total assets	$7,994,153			$7,777,659
Liabilities
Non-interest bearing deposits	$1,298,559	$—	—%	$1,206,170	$—	—%
NOW accounts	1,008,108	325	0.13%	981,261	884	0.12%
Savings accounts	559,382	69	0.05%	523,298	200	0.05%
Money market deposit accounts	1,136,420	570	0.20%	1,044,797	1,581	0.20%
Certificate accounts	1,130,511	2,227	0.78%	1,111,127	6,945	0.84%
Wholesale deposits [4]	318,697	207	0.26%	482,520	974	0.27%
FHLB advances	1,121,049	2,730	0.97%	1,015,597	8,029	1.06%
Repurchase agreements, federal funds purchased and other borrowed funds	430,838	1,058	0.97%	427,604	3,216	1.01%
Total interest bearing liabilities	7,003,564	7,186	0.41%	6,792,374	21,829	0.43%
Other liabilities	53,628			57,301
Total liabilities	7,057,192			6,849,675
Stockholders’ Equity
Common stock	740			729
Paid-in capital	683,618			659,337
Retained earnings	246,085			233,303
Accumulated other comprehensive income	6,518			34,615
Total stockholders’ equity	936,961			927,984
Total liabilities and stockholders’ equity	$7,994,153			$7,777,659
Net interest income (tax-equivalent)		$67,630			$182,868
Net interest spread (tax-equivalent)			3.53%			3.31%
Net interest margin (tax-equivalent)			3.56%			3.34%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $4.9 million and $13.9 million on tax-exempt investment security income for the three and nine months ended September 30, 2013, respectively.

[3]	Includes tax effect of $381 thousand and $1.1 million on investment security tax credits for the three and nine months ended September 30, 2013, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Nine Months ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$595	(2,008)	(1,413)
Commercial loans	6,894	(5,870)	1,024
Consumer and other loans	(1,606)	(983)	(2,589)
Investment securities (tax-equivalent)	5,429	(5,462)	(33)
Total interest income	11,312	(14,323)	(3,011)
Interest expense
NOW accounts	157	(359)	(202)
Savings accounts	47	(112)	(65)
Money market deposit accounts	318	(476)	(158)
Certificate accounts	455	(2,610)	(2,155)
Wholesale deposits	(472)	(412)	(884)
FHLB advances	190	(1,876)	(1,686)
Repurchase agreements, federal funds purchased and other borrowed funds	(531)	(39)	(570)
Total interest expense	164	(5,884)	(5,720)
Net interest income (tax-equivalent)	$11,148	(8,439)	2,709

Net interest income (tax-equivalent) increased $2.7 million for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease in interest income was driven by reduced interest rates on investment securities and reduced interest rates on the loan portfolio which outpaced the increased volume of commercial loans and increased volume of investment securities. The Company was able to lower interest expense by reducing deposit and borrowing interest rates, which more than offset the reduction in interest income.

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

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2013, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2013.

GLACIER BANCORP, INC.
/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO