Form 10-K
period 2013-12-31
GLACIER BANCORP INC
filed 2014-02-28
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2013 (the last business day of the most recent second quarter), was $1,582,440,108 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
The number of shares of Registrant’s common stock outstanding on February 13, 2014 was 74,426,962. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2014 Annual Meeting Proxy Statement dated March 24, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 118 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington through thirteen divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture, and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries
The Company includes the parent holding company and nine wholly-owned subsidiaries which consist of the Bank and eight non-bank subsidiaries. The eight non-bank subsidiaries include GBCI Other Real Estate Owned (“GORE”) and seven trust subsidiaries. The Company formed GORE to isolate certain bank foreclosed properties for legal protection and administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity. The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001 and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements. As of December 31, 2013, none of the Company’s subsidiaries were engaged in any operations in foreign countries.

On April 30, 2012, the Company combined its multiple bank subsidiaries into a single bank subsidiary, Glacier Bank. Subsequently, the bank subsidiaries operate as separate bank divisions within the Bank, using the same names and management teams as before the combination. Prior to the combination of the bank subsidiaries, the Company considered each of its bank subsidiaries, GORE, and the parent holding company to be its operating segments. Subsequent to the combination of the bank subsidiaries, the Company considered the Bank to be its sole operating segment.

The Company provides full service brokerage services (selling products such as stocks, bonds, mutual funds, limited partnerships, annuities and other insurance products) through Raymond James Financial Services, a non-affiliated company. The Company shares in the commissions generated, without devoting significant employee time to this portion of the business.

Recent Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions:

•	North Cascades Bancshares, Inc. (“NCBI”) and its subsidiary, North Cascades National Bank, on July 31, 2013

•	Wheatland Bankshares, Inc. (“Wheatland”) and its subsidiary, First State Bank, on May 31, 2013

•	First Company and its subsidiary, First Bank of Wyoming, formerly First National Bank & Trust, on October 2, 2009

Market Area
The Company has 118 locations, of which 8 are loan or administration offices, in 41 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company has 55 locations in Montana, 27 locations in Idaho, 17 locations in Wyoming, 3 locations in Colorado, 4 locations in Utah and 12 locations in Washington.

The market area’s economic base primarily focuses on tourism, energy, construction, mining, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by two national parks, several ski resorts, significant lakes, and rural scenic areas.

Competition
Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2013, the Company has approximately 23 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Company has approximately 6 percent of the deposits in the 9 counties that it services. In Wyoming, the Company has 26 percent of the deposits in the 8 counties it services. In Colorado, the Company has 10 percent of the deposits in the 2 counties it services. In Utah, the Company has 12 percent of the deposits in the 3 counties it services. In Washington, the Company has 4 percent of the deposits in the 6 counties it services.

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

Employees
As of December 31, 2013, the Company employed 1,919 persons, 1,706 of whom were employed full time, none of whom were represented by a collective bargaining group. The Company provides its employees with a comprehensive benefit program, including health and dental insurance, life and accident insurance, long-term disability coverage, sick leave, 401(k) plan, profit sharing plan and a stock-based compensation plan. The Company considers its employee relations to be excellent. See Note 16 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company’s Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the full Board level and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, Compliance Committee and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2014 Annual Meeting Proxy Statement and is incorporated herein by reference.

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

Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, the federal Deposit Insurance Fund (“DIF”) and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, the costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state banking regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof, could have a material effect on the Company’s business or operations. Numerous changes to the statutes, regulations or regulatory policies applicable to the Company have been made or proposed in recent years. The full extent to which these changes will impact the Company is not yet known. However, continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of the Company’s business.

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

Federal and State Regulation of the Bank
General. Deposits in the Bank, a Montana state-chartered bank with branches in Montana, Colorado, Idaho, Utah, Washington and Wyoming, are insured by the FDIC. The Bank is subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division and the FDIC. In addition, with respect to branches of the Bank outside of Montana, Glacier is subject to regulation and supervision by the applicable state banking regulators. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which the Bank takes deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act of 1977 ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends
A principal source of the parent holding company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and cannot declare a dividend greater than the previous two years' net earnings without providing notice to the state. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The third installment of the Basel Accords (the “Basel III”) introduces additional limitations on banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

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

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which banks may leverage its equity capital base. The minimum leverage ratio is 3 percent; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1 to 2 percent.

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

Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. In addition to the standards agreed to by the Basel III Committee, the U.S. implementing rules also incorporate certain provisions of the Dodd-Frank Act. Among other things, Basel III:

•	Creates “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition;

•	Establishes a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and adds a 2.5 percent capital conservation buffer;

•	Increases the required Tier 1 risk-based capital ratio to 6.0 percent and the required Total risk-based capital ratio to 8.0 percent;

•	Increases the required leverage ratio to 4 percent; and

•
Allows for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institution holding companies with less than $15 billion in total assets as of year-end 2009, subject to a limit of 25 percent of Tier 1 capital.

The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation of currently released regulations for banks not subject to the advanced approach rule, such as the Company and the Bank, will not begin until January 1, 2015. Certain aspects of the Basel III will be phased over a period of time after January 1, 2015.

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

As a publicly reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, the Company updated its policies and procedures to comply with the Act’s requirements and has found that such compliance, including compliance with Section 404 of the Act relating to the Company’s internal control over financial reporting, has resulted in significant additional expense for the Company. The Company will continue to incur additional expense in its ongoing compliance.

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

Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; requires that the DIF meet that minimum ratio of insured deposits by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by the Bank could increase as a result.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
As a result of the financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact the Company's business are summarized below.

The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the Capital Purchase Program, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the depository institution seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes. The CFPB has issued numerous regulations amending the Truth in Lending Act that will increase the compliance burden of the Bank.

The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation
General. Proposed legislation is introduced in almost every federal, state or local legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. The Company cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Recent history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and, therefore, generally increases the cost of doing business.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

The slowly recovering economic environment could have an adverse effect on the Company’s future results of operations or the market price of its stock.
The national economy, and the financial services sector in particular, are still facing significant challenges. Substantially all of the Company’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington markets facing many of the same challenges as the national economy, including continued unemployment and slow recovery in commercial and residential real estate. Although some economic indicators are improving both nationally and in the Company’s markets, there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur, and whether there will be another recession. These economic conditions can cause borrowers to be unable to pay their loans. The inability of borrowers to repay loans can erode earnings by reducing net interest income and by requiring the Company to add to its allowance for loan and lease losses (“ALLL” or “allowance”). While the Company cannot accurately predict how long these conditions may exist, the challenging economy could continue to present risks for some time for the industry and the Company. A further deterioration in economic conditions in the nation as a whole or in the Company’s markets could result in the following consequences, any of which could have an adverse impact, which may be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline:

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
The Company maintains an allowance in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Company strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Company can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Company’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Company will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Company’s provision for loan losses and ALLL. By closely monitoring credit quality, the Company attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions continue or worsen, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Company’s loan portfolio and the adequacy of the ALLL. These regulatory authorities may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the ALLL could have an adverse effect, which could be material, on the Company’s financial condition and results of operations.

The Company has a high concentration of loans secured by real estate, so any deterioration in the real estate markets could require material increases in the ALLL and adversely affect the Company’s financial condition and results of operations.
The Company has a high degree of concentration in loans secured by real estate. A slower recovery in the real estate markets could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Company’s ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood that the Company will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company’s financial condition and results of operations.

There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.
The Company declared dividends of $0.60 per share and $0.53 per share in 2013 and 2012, respectively. The Company may not be able to continue paying quarterly dividends commensurate with recent levels given that the ability to pay dividends on the Company’s common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state. As a result, future dividends will generally depend on the sufficiency of earnings.

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
The Company may experience increases in non-performing assets in the future. Non-performing assets (which include OREO) adversely affect the Company’s net income and financial condition in various ways. The Company does not record interest income on non-accrual loans or OREO, thereby adversely affecting its income. When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Company to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Company’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Company’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on profitably growing the Company’s business.

A decline in the fair value of the Company’s investment portfolio could adversely affect earnings.
The fair value of the Company’s investment securities could decline as a result of factors including changes in market interest rates, credit quality and credit ratings, lack of market liquidity and other economic conditions. An investment security is impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Company determines whether the impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with the other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on the Company’s results of operations and financial condition, including its capital.

With relatively soft loan demand and increased market liquidity, the investment securities portfolio has grown significantly over the past seven years. However, the Company experienced loan growth during the current year and the investment securities portfolio decreased from 48 percent of total assets at December 31, 2012 to 41 percent of total assets at December 31, 2013. While the Company believes that the terms of such investments have been kept relatively short, the Company is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Company’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. In addition, in connection with the ongoing monitoring of its investment securities portfolio, the Company reclassified obligations of state and local government securities with a fair value of approximately $485 million, inclusive of a net unrealized gain of $4.6 million, from available-for-sale (“AFS”) classification to held-to-maturity (“HTM”) classification. The reclassification occurred on January 1, 2014 and changed the allocation of the Company’s entire investment securities portfolio from 100 percent AFS to approximately 85 percent AFS and 15 percent/ HTM. The future impact of this reclassification, if any, on the Company’s financial condition and results of operations will depend on interest rate environments and other factors which are not estimable at this time. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

Recent and/or future U.S. federal government credit downgrades or changes in outlook by major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.
On June 10, 2013, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt but with an improved outlook of stable from negative. On July 18, 2013, Moody's also upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. However, on October 15, 2013 Fitch placed its AAA long-term debt rating of the U.S. on rating watch negative due to the U.S. government’s inability to raise the federal debt ceiling in a timely manner. It is difficult to predict the effect of any future downgrades or changes in outlook by the three major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including U.S. agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in the Company’s investment portfolio. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowing under securities sold under agreements to repurchase (“repurchase agreements”), at reasonable terms. In turn, this could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Fluctuating interest rates can adversely affect profitability.
The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, profitability. The Company seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Company’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment.

Interest rate swaps expose the Company to certain risks, and may not be effective in mitigating exposure to changes in interest rates.
The Company has entered into interest rate swap agreements in order to manage a portion of the interest rate volatility risk. The Company anticipates that it may enter into additional interest rate swaps. These swap agreements involve other risks, such as the risk that the counterparty may fail to honor its obligations under these arrangements, leaving the Company vulnerable to interest rate movements. The Company’s current interest rate swap agreements include bilateral collateral agreements whereby the net fair value position is collateralized by the party in a net liability position. The bilateral collateral agreements reduce the Company’s counterparty risk exposure. There can be no assurance that these arrangements will be effective in reducing the Company’s exposure to changes in interest rates.

If goodwill recorded in connection with acquisitions becomes additionally impaired, it could have an adverse impact on earnings and capital.
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2013 and 2012. The Company maintains $130 million in goodwill on its statements of financial condition as of December 31, 2013 and there can be no assurance that future evaluations of goodwill will not result in findings of additional impairment and write-downs, which could be material. While a non-cash item, additional impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, additional impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
During 2013 and in prior years, the Company has been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

A tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect earnings.
A tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect the Company’s asset growth and liquidity position and, therefore, earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking and borrowings with the Federal Home Loan Bank (“FHLB”) to fund loan growth. In the event the economy continues to see a slow recovery, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

The Company may pursue additional capital in the future, which could dilute the holders of the Company’s outstanding common stock and may adversely affect the market price of common stock.
In the current economic environment, the Company believes it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen the Company’s capital and better position itself to take advantage of opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock or borrowings by the parent holding company, with proceeds contributed to the Bank. Any such capital raising alternatives could dilute the holders of the Company’s outstanding common stock, and may adversely affect the market price of the Company’s common stock and performance measures such as earnings per share.

Business would be harmed if the Company lost the services of any members of the senior management team.
The Company believes its success to date has been substantially dependent on its Chief Executive Officer (“CEO”) and other members of the executive management team, and on the Presidents of its Bank divisions. The unexpected loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects.

Competition in the Company’s market areas may limit future success.
Commercial banking is a highly competitive business and a consolidating industry. The Company competes with other commercial banks, savings and loans, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Company is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Company. Some of the Company’s competitors have greater financial resources than the Company. If the Company is unable to effectively compete in its market areas, the Company’s business, results of operations and prospects could be adversely affected.

A failure in or breach of the Company’s operational or security systems, or those of the Company’s third party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage the Company’s reputation, increase costs and cause losses.
The Company’s operations rely heavily on the secure processing, storage and transmission of confidential and other information on the its computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the Company’s online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of the Company’s systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. The Company cannot assure that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While the Company has certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Company may be required to expend significant additional resources in the future to modify and enhance its protective measures.

Additionally, the Company faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Company’s operational systems.

Any failures, interruptions or security breaches in the Company’s information systems could damage its reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose the Company to civil litigation, regulatory fines or losses not covered by insurance.

The Company operates in a highly regulated environment and changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.
The Company is subject to extensive regulation, supervision and examination by federal and state banking regulators. In addition, as a publicly-traded company, the Company is subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on the Company and its operations. Changes in laws and regulations may also increase expenses by imposing additional fees or taxes or restrictions on operations. Additional legislation and regulations that could significantly affect powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to the Company’s reputation, all of which could adversely affect the Company’s business, financial condition or results of operations.

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

Basel III for U.S. financial institutions is expected to be phased in between 2013 and 2019.  Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place.  The implementation of these new standards could potentially have an adverse impact on the Company’s financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented.

Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the challenging national, regional and local economic conditions. The exercise of regulatory authority may have a negative impact on the Company’s financial condition and results of operations. Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve.

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
The Company’s articles of incorporation include certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then outstanding shares, unless it is either approved by the Company’s Board or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of the Company. These provisions may have the effect of lengthening the time required to acquire control of the Company through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of the Company. This could deprive the Company’s shareholders of opportunities to realize a premium for their Glacier Bancorp, Inc. common stock, even in circumstances where such action is favored by a majority of the Company’s shareholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 118 properties as of December 31, 2013:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	6	49	$76,419
Idaho	10	17	22,210
Wyoming	2	15	18,428
Colorado	1	2	2,825
Utah	1	3	2,431
Washington	2	10	5,869
	22	96	$128,182

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2013, there were approximately 1,789 shareholders of record for the Company’s common stock. The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below:

	2013		2012
	High	Low	High	Low
First quarter	$18.98	15.19	15.50	12.43
Second quarter	22.43	17.44	15.46	13.66
Third quarter	25.05	22.59	16.17	14.93
Fourth quarter	30.87	24.23	15.53	13.43

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	2013	2012
First quarter	$0.14	0.13
Second quarter	0.15	0.13
Third quarter	0.15	0.13
Fourth quarter	0.16	0.14
Total	$0.60	0.53

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Unregistered Securities
There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

Issuer Stock Purchases
The Company made no stock repurchases during 2013.

Equity Compensation Plan Information
The Company currently maintains the 2005 Employee Stock Incentive Plan which was approved by the shareholders and provides for the issuance of stock-based compensation to officers, other employees and directors. Although the 1994 Director Stock Option Plan expired in March 2009, there are issued options outstanding that have not been exercised as of December 31, 2013.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the following plans as of December 31, 2013:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by the shareholders	58,810	$15.47	4,116,931

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

Item 6. Selected Financial Data

The following financial data of the Company is derived from the Company’s historical audited financial statements and related notes. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this report.

						Compounded Annual Growth Rate
	December 31,					1-Year 2013/2012	5-Year 2013/2009
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Selected Statements of Financial Condition Information
Total assets	$7,884,350	7,747,440	7,187,906	6,759,287	6,191,795	1.8%	7.3%
Investment securities, available-for-sale	3,222,829	3,683,005	3,126,743	2,395,847	1,443,817	(12.5)%	28.2%
Loans receivable, net	3,932,487	3,266,571	3,328,619	3,612,182	3,920,988	20.4%	(0.3)%
Allowance for loan and lease losses	(130,351)	(130,854)	(137,516)	(137,107)	(142,927)	(0.4)%	11.2%
Goodwill and intangibles	139,218	112,274	114,384	157,016	160,196	24.0%	(2.7)%
Deposits	5,579,967	5,364,461	4,821,213	4,521,902	4,100,152	4.0%	11.3%
Federal Home Loan Bank advances	840,182	997,013	1,069,046	965,141	790,367	(15.7)%	19.9%
Repurchase agreements and other borrowed funds	321,781	299,540	268,638	269,408	451,251	7.4%	(21.9)%
Stockholders’ equity	963,250	900,949	850,227	838,204	685,890	6.9%	7.3%
Equity per share	12.95	12.52	11.82	11.66	11.13	3.4%	3.2%
Equity as a percentage of total assets	12.22%	11.63%	11.83%	12.40%	11.08%	5.1%	—%

						Compounded Annual Growth Rate
	Years ended December 31,					1-Year 2013/2012	5-Year 2013/2009
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Summary Statements of Operations
Interest income	$263,576	253,757	280,109	288,402	302,494	3.9%	(2.7)%
Interest expense	28,758	35,714	44,494	53,634	57,167	(19.5)%	(20.5)%
Net interest income	234,818	218,043	235,615	234,768	245,327	7.7%	2.0%
Provision for loan losses	6,887	21,525	64,500	84,693	124,618	(68.0)%	(24.7)%
Non-interest income	93,047	91,496	78,199	87,546	86,474	1.7%	8.8%
Non-interest expense [1]	195,317	193,421	191,965	187,948	168,818	1.0%	6.0%
Income before income taxes [1]	125,661	94,593	57,349	49,673	38,365	32.8%	4.8%
Income tax expense [1]	30,017	19,077	7,265	7,343	3,991	57.3%	(2.2)%
Net income [1]	$95,644	75,516	50,084	42,330	34,374	26.7%	7.8%
Basic earnings per share [1]	$1.31	1.05	0.70	0.61	0.56	24.8%	1.8%
Diluted earnings per share [1]	$1.31	1.05	0.70	0.61	0.56	24.8%	1.9%
Dividends declared per share	$0.60	0.53	0.52	0.52	0.52	13.2%	2.9%

	At or for the Years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Selected Ratios and Other Data
Return on average assets [1]	1.23%	1.01%	0.72%	0.67%	0.60%
Return on average equity [1]	10.22%	8.54%	5.78%	5.18%	4.97%
Dividend payout ratio [1]	45.80%	50.48%	74.29%	85.25%	92.86%
Average equity to average asset ratio	11.99%	11.84%	12.39%	12.96%	12.16%
Total capital (to risk-weighted assets)	18.97%	20.09%	20.27%	19.51%	15.29%
Tier 1 capital (to risk-weighted assets)	17.70%	18.82%	18.99%	18.24%	14.02%
Tier 1 capital (to average assets)	12.11%	11.31%	11.81%	12.71%	11.20%
Net interest margin on average earning assets (tax-equivalent)	3.48%	3.37%	3.89%	4.21%	4.82%
Efficiency ratio [2]	54.51%	54.02%	51.34%	51.35%	47.47%
Allowance for loan and lease losses as a percent of loans	3.21%	3.85%	3.97%	3.66%	3.52%
Allowance for loan and lease losses as a percent of nonperforming loans	158%	133%	102%	70%	70%
Non-performing assets as a percentage of subsidiary assets	1.39%	1.87%	2.92%	3.91%	4.13%
Loans originated and acquired	$2,478	2,238	1,650	1,935	2,431
Number of full time equivalent employees	1,837	1,677	1,653	1,674	1,643
Number of locations	118	108	106	105	106

__________
[1] Excludes 2011 goodwill impairment charge of $32.6 million ($40.2 million pre-tax). For additional information on the goodwill impairment charge see the “Non-GAAP Financial Measures” section below.
[2] Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP.

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

•
The goodwill impairment charge was $40.2 million with an income tax benefit of $7.6 million which resulted in a goodwill impairment charge (net of tax) of $32.6 million. The income tax benefit applied only to the $19.4 million of goodwill associated with taxable acquisitions and was determined based on the Company’s marginal income tax rate of 38.9 percent.

•	The basic and diluted earnings per share reconciling items were determined based on the goodwill impairment charge (net of tax) divided by the weighted-average diluted shares of 71,915,073.

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

•
the risks presented by a slow economic recovery which could adversely affect credit quality, loan collateral values, OREO values, investment values, liquidity and capital levels, dividends and loan originations;

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

•
consolidation in the financial services industry in the Company’s markets resulting in the creation of larger financial institutions who may have greater resources could change the competitive landscape;

•	dependence on the CEO, the senior management team and the Presidents of the Bank divisions;

•	potential interruption or breach in security of the Company’s systems; and

•	the Company’s success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Item 1A. Risk Factors.” Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

Highlights and Overview
During the current year, the Company completed the acquisition of Wheatland and its subsidiary, First State Bank, and completed the acquisition of NCBI and its subsidiary, North Cascades National Bank. As a result of the Wheatland acquisition, the Company has increased its presence in the State of Wyoming and further diversified the Company’s customer base with Wheatland’s strong commitment to agriculture. The NCBI acquisition expanded the Company’s presence into central Washington and further diversified the Company’s customer base with NCBI’s strong economic mix of agriculture, fruit processing and tourism.

The Company had all time record earnings of $95.6 million for 2013, which was an increase of $20.1 million, or 27 percent over the 2012 net income of $75.5 million. Diluted earnings per share for 2013 was $1.31, an increase of $0.26, or 25 percent, from the prior year diluted earnings per share of $1.05. The net income improvement for 2013 over 2012 was principally due to an increase in net interest income and the continued decrease in credit quality expenses.

The current year increase in net interest income resulted from a $9.8 million increase in interest income and a $7.0 million decrease in interest expense. The increase in interest income was primarily attributable to an increase in volume of commercial loans and an increase in yields on investment securities. The increased yields on investment securities was primarily driven by the slowdown of refinance activity that occurred during 2013 and the resulting decrease in premium amortization (net of discount accretion) on the investment securities portfolio (“premium amortization”).

The Company experienced an increase in its net interest margin as a percentage of earning assets, on a tax-equivalent basis, during each of the prior four quarters, which ultimately resulted in the current year net interest margin of 3.48 percent which was an 11 basis points increase over the prior year net interest margin of 3.37 percent. The increase was the result of a combination of factors including a decrease in borrowing and deposit interest rates, higher yielding investment securities, and a shift in earning assets to the higher yielding loan portfolio.

For the third consecutive year, the Company decreased its non-performing assets. During the current year, the Company’s non-performing assets of $109 million decreased $34.1 million or, 24 percent, from the prior year end. The decrease in non-performing assets was the result of the Company’s continued patience and focus on actively managing the disposal of non-performing assets. The improvement in credit quality was reflected in a decrease in credit quality expenses of $26.4 million during 2013 compared to 2012 from the combined decrease in the provision for loan losses and the in OREO expense. Provision for loan losses of $6.9 million during the current year decreased $14.6 million, or 68 percent, over the prior year. OREO expenses of $7.2 million during the current year decreased $11.8 million, or 62 percent, over the prior year.

The Company was pleased with its organic loan growth during the current year which was the first annual increase since 2008. Excluding acquisitions, loans receivable increased $278 million, or 8 percent, during the current year, with the primary increase in commercial loans which increased $294 million from the prior year end. The increase in the loan portfolio allowed the Company to decrease the lower yielding investment securities portfolio during the current year. Excluding the acquisitions and wholesale deposits, the Company’s non-interest bearing deposits increased $75.6 million, or 6 percent, during the year while interest bearing deposits remained stable with a small increase of $18.4 million, or less than 1 percent, during the current year. Tangible stockholders’ equity increased $35.5 million, or $0.12 per share, as a result of stock issued in connection with the acquisitions and earnings retention which were offset by the decrease in accumulated other comprehensive income. The Company increased its quarterly dividend twice during 2013 from $0.14 per share to $0.16 per share for a record dividend of $0.60 per share for 2013 compared to $0.53 per share for 2012.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality, and regulatory burden.

Acquisitions
On May 31, 2013, the Company completed the acquisition of Wheatland and its subsidiary, First State Bank, and on July 31, 2013, the Company completed the acquisition of NCBI and its subsidiary, North Cascades National Bank. The Company incurred $1.5 million of expense in connection with the acquisitions for the year ended December 31, 2013. The Company’s results of operations and financial condition include the acquisitions of Wheatland and NCBI from the acquisition dates. The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

	Wheatland	NCBI
(Dollars in thousands)	May 31, 2013	July 31, 2013	Total
Total assets	$300,541	330,028	630,569
Investment securities, available-for-sale	75,643	48,058	123,701
Loans receivable	171,199	215,986	387,185
Non-interest bearing deposits	30,758	76,105	106,863
Interest bearing deposits	224,439	218,875	443,314
FHLB advances	5,467	—	5,467

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated, and the amount of change from December 31, 2012:

(Dollars in thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$155,657	$187,040	$(31,383)	(17)%
Investment securities, available-for-sale	3,222,829	3,683,005	(460,176)	(12)%
Loans receivable
Residential real estate	577,589	516,467	61,122	12%
Commercial	2,901,283	2,278,905	622,378	27%
Consumer and other	583,966	602,053	(18,087)	(3)%
Loans receivable	4,062,838	3,397,425	665,413	20%
Allowance for loan and lease losses	(130,351)	(130,854)	503	—%
Loans receivable, net	3,932,487	3,266,571	665,916	20%
Other assets	573,377	610,824	(37,447)	(6)%
Total assets	$7,884,350	$7,747,440	$136,910	2%

Investment securities decreased $460 million, or 12 percent, from December 31, 2012 as the Company implemented a strategy to reduce the overall size of the investment securities portfolio as the higher yielding loan portfolio increased. The Company continued to purchase investment securities during the year, although at a much smaller pace than the principal paydowns. The growth in the loan portfolio provided the Company the opportunity to retain higher yielding loans than what the Company could achieve with investment securities. At December 31, 2013, investment securities represented 41 percent of total assets, down from 48 percent at December 31, 2012.

A positive trend for the four consecutive quarters during the current year has been the organic loan growth. Excluding the loans receivable from the acquisitions, the loan portfolio increased $278 million, or 8 percent, during the current year with increases in both residential real estate and commercial loans. Excluding the acquisitions, the largest dollar increase during the current year was in commercial loans which increased $294 million, or 13 percent, of which $200 million of the increase was in commercial real estate loans. The decreases in consumer and other loans was primarily attributable to customers paying off home equity lines of credit as they refinanced their first mortgage.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2012:

(Dollars in thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
Non-interest bearing deposits	$1,374,419	$1,191,933	$182,486	15%
Interest bearing deposits	4,205,548	4,172,528	33,020	1%
Repurchase agreements	313,394	289,508	23,886	8%
FHLB advances	840,182	997,013	(156,831)	(16)%
Other borrowed funds	8,387	10,032	(1,645)	(16)%
Subordinated debentures	125,562	125,418	144	—%
Other liabilities	53,608	60,059	(6,451)	(11)%
Total liabilities	$6,921,100	$6,846,491	$74,609	1%

Excluding the acquisitions, non-interest bearing deposits of $1.374 billion at December 31, 2013 increased $75.6 million, or 6 percent, during the current year. Interest bearing deposits of $4.206 billion at December 31, 2013 included $205 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposit and certificate accounts). Excluding the acquisitions, interest bearing deposits at December 31, 2013 decreased $410 million, or 10 percent, from December 31, 2012 primarily the result of a decrease of $429 million in wholesale deposits. FHLB advances of $840 million at December 31, 2013 decreased $157 million, or 16 percent, from the prior year end and will continue to fluctuate as the need for funding changes.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated and the amount of change from December 31, 2012:

(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	$ Change	% Change
Common equity	$953,605	$852,987	$100,618	12%
Accumulated other comprehensive income	9,645	47,962	(38,317)	(80)%
Total stockholders’ equity	963,250	900,949	62,301	7%
Goodwill and core deposit intangible, net	(139,218)	(112,274)	(26,944)	24%
Tangible stockholders’ equity	$824,032	$788,675	$35,357	4%
Stockholders’ equity to total assets	12.22%	11.63%		5%
Tangible stockholders’ equity to total tangible assets	10.64%	10.33%		3%
Book value per common share	$12.95	$12.52	$0.43	3%
Tangible book value per common share	$11.08	$10.96	$0.12	1%
Market price per share at end of period	$29.79	$14.71	$15.08	103%

Tangible stockholders’ equity of $824 million at year end increased $35.4 million, or 4 percent, from the prior year end. The higher capital levels were the result of $45.0 million of Company stock issued in connection with the acquisitions and an increase in earnings retention of $51.4 million which were offset by the decrease in accumulated other comprehensive income of $38.3 million. Tangible book value per common share of $11.08 increased $0.12 per share from the prior year end.

Results of Operations

Performance Summary

	Years ended
(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012
Net income	$95,644	75,516
Diluted earnings per share	$1.31	1.05
Return on average assets (annualized)	1.23%	1.01%
Return on average equity (annualized)	10.22%	8.54%

Net income for the year ended December 31, 2013 was $95.6 million, an increase of $20.1 million, or 27 percent, from the $75.5 million of net income for the prior year. Diluted earnings per share for the current year was $1.31 per share, an increase of $0.26, or 25 percent, from the diluted earnings per share in the prior year.

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from December 31, 2012:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2013	December 31, 2012
Net interest income
Interest income	$263,576	$253,757	$9,819	4%
Interest expense	28,758	35,714	(6,956)	(19)%
Total net interest income	234,818	218,043	16,775	8%
Non-interest income
Service charges, loan fees, and other fees	54,460	49,706	4,754	10%
Gain on sale of loans	28,517	32,227	(3,710)	(12)%
Loss on sale of investments	(299)	—	(299)	n/m
Other income	10,369	9,563	806	8%
Total non-interest income	93,047	91,496	1,551	2%
	$327,865	$309,539	$18,326	6%
Net interest margin (tax-equivalent)	3.48%	3.37%

_______
n/m - not measurable

Net Interest Income
Net interest income for 2013 increased $16.8 million, or 8 percent, over last year. Interest income for the current year increased $9.8 million, or 4 percent, from the prior year and was principally due to the increased volume of commercial loans in addition to the decrease in premium amortization on investment securities, which were partially reduced by a decrease in yields within the loan portfolio. During 2013, the Company experienced four consecutive quarters of decreases in premium amortization, compared to significant increases experienced during the preceding seven quarters. Interest income was reduced by $64.1 million in premium amortization on investment securities during the current year which was a decrease of $7.9 million from the prior year. Interest expense for 2013 decreased $7.0 million, or 19 percent, from the prior year and was primarily attributable to the decreases in interest rates on interest bearing deposits and borrowings.  The funding cost (including non-interest bearing deposits) for the current year was 42 basis points compared to 55 basis points for the prior year.

The net interest margin, on a tax-equivalent basis, for 2013 was 3.48 percent, an 11 basis points increase from the net interest margin of 3.37 percent for 2012. The net interest margin was benefited by the decreased interest rates on deposits and borrowings. The net interest margin was further supported by the continued shift in earning assets from investment securities to the higher yielding loan portfolio and the increased yield on the investment securities portfolio. The increased yields on investment securities was driven by lower premium amortization on investment securities. The premium amortization for 2013 accounted for a 90 basis points reduction in the net interest margin, which was a decrease of 14 basis points compared to the 104 basis points reduction in the net interest margin for last year.

Non-interest Income
Non-interest income of $93.0 million for 2013 increased $1.6 million, or 2 percent, over last year. Service charge fee income increased $4.8 million, or 10 percent, from the prior year which was driven by increases in the number of deposit accounts and changes in internal deposit processing. Gains of $28.5 million on the sale of loans for the current year decreased $3.7 million, or 12 percent, from the prior year. The Company experienced a slowdown in refinance during the current year as mortgage rates moved up, although, the decrease in gain on sale of loans was more than offset by the decrease in premium amortization on investment securities, both of which were attributable to the continuing slowdown of refinance activity. Other income for the current year increased $806 thousand, or 8 percent, over the the prior year. Included in other income was operating revenue of $400 thousand from OREO and gains of $3.1 million on the sale of OREO, which combined totaled $3.5 million for the current year compared to $2.4 million for the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2012:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2013	December 31, 2012
Compensation and employee benefits	$104,221	$95,373	$8,848	9%
Occupancy and equipment	24,875	23,837	1,038	4%
Advertising and promotions	6,913	6,413	500	8%
Outsourced data processing	4,493	3,324	1,169	35%
Other real estate owned	7,196	18,964	(11,768)	(62)%
Regulatory assessments and insurance	6,362	7,313	(951)	(13)%
Core deposit intangible amortization	2,401	2,110	291	14%
Other expense	38,856	36,087	2,769	8%
Total non-interest expense	$195,317	$193,421	$1,896	1%

Compensation and employee benefits for 2013 increased $8.8 million, or 9 percent, from the same period last year. The increase in compensation and employee benefits from the prior year was primarily due to the acquisitions of Wheatland and NCBI and increases in benefit expense and annual merit raises. Outsourced data processing expense increased $1.2 million, or 35 percent, from the prior year primarily from the acquired banks outsourced data processing expense. OREO expense of $7.2 million in the current year decreased $11.8 million, or 62 percent, from the prior year. The OREO expense for the current year included $2.7 million of operating expenses, $3.6 million of fair value write-downs, and $880 thousand of loss on sale of OREO. Other expense for the current year increased by $2.8 million, or 8 percent, from the prior year and was attributable to the legal and professional expenses associated with the acquisitions, debit card fraud losses and deposit account losses.

Efficiency Ratio
The Company calculates the efficiency ratio as non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items. The efficiency ratio was 55 percent for 2013 and 54 percent for 2012. Although there was an increase net interest income during the current year over the prior year, it was not enough to offset the increase in non-interest expense, excluding OREO expense, resulting in the increased efficiency ratio.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2013	$1,802	$2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%
Second quarter 2012	7,925	7,052	3.99%	1.41%	2.69%
First quarter 2012	8,625	9,555	3.98%	1.24%	2.91%

The provision for loan losses was $6.9 million for 2013, a decrease of $14.6 million, or 68 percent, from the same period in the prior year. Net charged-off loans during the current year were $7.4 million, a decrease of $20.8 million from the prior year. Such provision and net-charge off decreases were driven by the continued increase in credit quality that has continued over the prior three years.

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

Net Interest Income
Net interest income for 2012 decreased $17.6 million, or 7 percent, over the same period the prior year. Interest income decreased $26.4 million, or 9 percent, while interest expense decreased $8.8 million, or 20 percent from 2011. The decrease in interest income from the prior year was principally due to the increase in premium amortization on investment securities and the reduction in balances and yields on loans, the combination of which put further pressure on earning asset yields. Interest income was reduced by $72.0 million in premium amortization on investment securities which was an increase of $33.9 million from the prior year. This increase in premium amortization was the result of both the increased purchases of investment securities combined with the continued refinance activity. The decrease in interest expense during 2012 was primarily attributable to the decreases in rates on interest bearing deposits and borrowings. The funding cost (including non-interest bearing deposits) for 2012 was 55 basis points compared to 74 basis points for 2011.

The net interest margin, on a tax-equivalent basis, for 2012 was 3.37 percent, a 52 basis points reduction from the net interest margin of 3.89 percent for 2011. The reduction was attributable to a lower yield and volume of loans coupled with an increase in lower yielding investment securities and higher premium amortization on investment securities, both of which outpaced the reduction in funding cost. The premium amortization in 2012 accounted for a 104 basis points reduction in the net interest margin which was an increase of 44 basis points compared to the 60 basis points reduction in the net interest margin for the same period in the prior year.

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

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2011:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2012	December 31, 2011
Compensation and employee benefits	$95,373	$85,691	$9,682	11%
Occupancy and equipment	23,837	23,599	238	1%
Advertising and promotions	6,413	6,469	(56)	(1)%
Outsourced data processing	3,324	3,153	171	5%
Other real estate owned	18,964	27,255	(8,291)	(30)%
Regulatory assessments and insurance	7,313	8,169	(856)	(10)%
Core deposit intangible amortization	2,110	2,473	(363)	(15)%
Other expense	36,087	35,156	931	3%
Total non-interest expense before goodwill impairment charge	193,421	191,965	1,456	1%
Goodwill impairment charge	—	40,159	(40,159)	(100)%
Total non-interest expense	$193,421	$232,124	$(38,703)	(17)%

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

Provision for Loan Losses
The provision for loan losses was $21.5 million for 2012, a decrease of $43.0 million, or 67 percent, from the same period in the prior year. Net charged-off loans during the 2012 was $28.2 million, a decrease of $35.9 million from 2011. The largest category of net charge-offs was in land, lot and other construction loans which had net charge-offs of $9.8 million, or 35 percent of total net charged-off loans. Net charge-offs totaled $31.3 million in this loan category in 2011.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Lending Activity and Practices
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses, and 3) installment lending for consumer purposes (e.g., automobile, home equity, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments and classes which is based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$577,589	15.00%	$516,467	16.00%	$516,807	16.00%	$632,877	18.00%	$743,147	19.00%
Commercial loans
Real estate	2,049,247	52.00%	1,655,508	51.00%	1,672,059	50.00%	1,796,503	50.00%	1,894,690	48.00%
Other commercial	852,036	22.00%	623,397	19.00%	623,868	19.00%	654,588	18.00%	724,579	19.00%
Total	2,901,283	74.00%	2,278,905	70.00%	2,295,927	69.00%	2,451,091	68.00%	2,619,269	67.00%
Consumer and other loans
Home equity	366,465	9.00%	403,925	12.00%	440,569	13.00%	483,137	13.00%	501,866	13.00%
Other consumer	217,501	5.00%	198,128	6.00%	212,832	6.00%	182,184	5.00%	199,633	5.00%
Total	583,966	14.00%	602,053	18.00%	653,401	19.00%	665,321	18.00%	701,499	18.00%
Loans receivable	4,062,838	103.00%	3,397,425	104.00%	3,466,135	104.00%	3,749,289	104.00%	4,063,915	104.00%
Allowance for loan and lease losses	(130,351)	(3.00)%	(130,854)	(4.00)%	(137,516)	(4.00)%	(137,107)	(4.00)%	(142,927)	(4.00)%
Loans receivable, net	$3,932,487	100.00%	$3,266,571	100.00%	$3,328,619	100.00%	$3,612,182	100.00%	$3,920,988	100.00%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2013 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Totals
Variable rate maturing or repricing in
One year or less	$191,372	903,333	231,051	1,325,756
One to five years	105,217	926,407	24,967	1,056,591
Thereafter	15,759	164,222	3,714	183,695
Fixed rate maturing in
One year or less	113,589	348,215	123,619	585,423
One to five years	106,898	418,829	183,973	709,700
Thereafter	44,754	140,277	16,642	201,673
Totals	$577,589	2,901,283	583,966	4,062,838

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

Unimproved Land and Land Development Loans
Although the Company has originated very few unimproved land and land development loans during the past five years, the Company may originate such loans on properties intended for residential and commercial use where improved real estate market conditions have occurred. These loans are typically made for a term of 18 months to two years and are secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage of completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, the Company requires that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of appraised value or 50 percent of cost.

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

Home Equity Loans
The Company’s $366 million of home equity loans as of December 31, 2013 consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. The home equity loan portfolio consists of 62 percent variable interest rate and 38 percent fixed interest rate loans. Approximately 49 percent of the home equity loans are in a first lien status with the remaining 51 percent in junior lien status. Approximately 20 percent of the home equity loans are closed-end amortizing loans and 80 percent are open-end, revolving home equity lines of credit.

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

The Company’s loan policy and credit administration practices establish standards and limits for all extensions of credit that are secured by interests in or liens on real estate, or made for the purpose of financing the construction of real property or other improvements. Ongoing monitoring and review of the loan portfolio is based on current information, including: the borrowers’ and guarantors’ creditworthiness, value of the real estate and other collateral, the project’s performance against projections, and monthly inspections by Company employees or external parties until the real estate project is complete.

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

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each bank division has an Officer Loan Committee consisting of senior lenders and members of senior management. Each of the Bank divisions’ Officer Loan Committees have loan approval authority between $250,000 and $1,000,000. Each of the Bank divisions’ Advisory Boards have loan approval authority up to $2,000,000. Loans exceeding these limits and up to $10,000,000 are subject to approval by the Company’s Executive Loan Committee consisting of the Bank divisions’ senior loan officers and the Company’s Credit Administrator. Loans greater than $10,000,000 are subject to approval by the Bank’s Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $56.7 million and $52.2 million of loans with interest reserves with remaining reserves of $385 thousand and $945 thousand as of December 31, 2013 and 2012, respectively. During 2013, the Company extended, renewed or restructured 27 loans with interest reserves, such loans having an aggregate outstanding principal balance of $13.2 million as of December 31, 2013. During 2012, the Company extended, renewed or restructured 20 loans with interest reserves, such loans having an aggregate outstanding principal balance of $16.2 million as of December 31, 2012. Such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2013, the Company had 3 construction loans totaling $480 thousand with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases and Sales
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, FHA and VA residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

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

Each of the Bank divisions monitor conditions, including supply and demand factors, in the real estate markets served so they can react quickly to changing market conditions to mitigate potential losses from specific credit exposures within the loan portfolio. Evidence of the following real estate market conditions and trends is obtained from lending personnel and third party sources:

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

As part of the Company’s credit administration and portfolio monitoring practices, the Company’s regular internal and external credit examinations review a significant number of individual loan files. Appraisals and evaluations (new or updated) are reviewed to determine whether the timeliness, methods, assumptions, and findings are reasonable and in compliance with the Company’s Loan Policy and credit administration practices, the Guidelines and USPAP standards. Such reviews include the adequacy of the steps taken by the Company to ensure that the individuals who perform appraisals and evaluations (new or updated) are appropriately qualified and are not subject to conflicts of interest. If there are any deficiencies noted in the reviews, they are reported to the Bank’s Board of Directors and prompt corrective action is taken.

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Other real estate owned	$26,860	45,115	78,354	73,485	57,320
Accruing loans 90 days or more past due
Residential real estate	429	451	59	506	1,965
Commercial	160	791	1,168	3,051	1,311
Consumer and other	15	237	186	974	2,261
Total	604	1,479	1,413	4,531	5,537
Non-accrual loans
Residential real estate	10,702	14,237	11,881	23,095	20,093
Commercial	61,577	68,887	109,641	161,136	168,328
Consumer and other	9,677	13,809	12,167	8,274	9,860
Total	81,956	96,933	133,689	192,505	198,281
Total non-performing assets [1]	$109,420	143,527	213,456	270,521	261,138
Non-performing assets as a percentage of subsidiary assets	1.39%	1.87%	2.92%	3.91%	4.13%
Allowance for loan and lease losses as a percentage of non-performing loans	158%	133%	102%	70%	70%
Accruing loans 30-89 days past due	$32,116	27,097	49,086	45,497	87,491
Troubled debt restructurings not included in non-performing assets	$81,110	100,151	98,859	26,475	13,829
Interest income [2]	$4,122	5,161	7,441	10,987	11,730

__________

[1]	As of December 31, 2013, non-performing assets have not been reduced by U.S. government guarantees of $5.4 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at December 31, 2013 were $109 million, a decrease of $34.1 million, or 24 percent, from a year ago. The largest category of non-performing assets was the land, lot and other construction category (i.e., regulatory classification) which was $51.6 million, or 47 percent, of the non-performing assets at December 31, 2013. Included in this category was $25.1 million of land development loans and $13.6 million in unimproved land loans at December 31, 2013. The Company has continued to reduce its exposure to land, lot and other construction category over each of the prior two years. The Company’s early stage delinquencies (accruing loans 30-89 days past due) of $32.1 million at December 31, 2013 increased $5.0 million, or 19 percent, from the prior year.

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

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at December 31, 2013. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at December 31, 2013. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification. accounted for 40 percent of the Company’s non-accrual loans as of December 31, 2013. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s
$32.8 million of non-accrual construction loans at December 31, 2013, 94 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries remains stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $200 million and $202 million as of December 31, 2013 and 2012, respectively. The ALLL includes specific valuation allowances of $11.9 million and $15.5 million of impaired loans as of December 31, 2013 and 2012, respectively. Of the total impaired loans at December 31, 2013, there were 26 significant commercial real estate and other commercial loans that accounted for $80.3 million, or 40 percent, of the impaired loans. The 26 loans were collateralized by 139 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2013, there were 168 loans aggregating $101 million, or 51 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $6.5 million. Of these loans, there were charge-offs of $2.1 million during 2013.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $124 million and $151 million as of December 31, 2013 and 2012, respectively. The Company’s TDR loans are considered impaired loans of which $42.5 million and $50.9 million as of December 31, 2013 and 2012, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of December 31, 2013 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At December 31, 2013, the Company has TDR loans of $21.2 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $31.4 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2013 was $18.3 million of which $5.4 million was residential real estate, $9.1 million was commercial, and $3.8 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2013 was $15.3 million of which $4.5 million was residential real estate, $8.1 million was commercial, and $2.7 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$45,115	78,354	73,485
Acquisitions	1,203	—	—
Additions	15,266	27,536	79,295
Capital improvements	79	—	669
Write-downs	(3,639)	(13,258)	(16,246)
Sales	(31,164)	(47,517)	(58,849)
Balance at end of period	$26,860	45,115	78,354

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

The ALLL evaluation is well documented and approved by the Company’s Board. In addition, the policy and procedures for determining the balance of the ALLL are reviewed annually by the Company’s Board, the internal audit department, independent credit reviewers and state and federal bank regulatory agencies.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$14,067	14%	$15,482	15%	$17,227	15%	$20,957	17%	$13,496	18%
Commercial real estate	70,332	51%	74,398	49%	76,920	48%	76,147	48%	66,791	47%
Other commercial	28,630	21%	21,567	18%	20,833	18%	19,932	17%	39,558	18%
Home equity	9,299	9%	10,659	12%	13,616	13%	13,334	13%	13,419	12%
Other consumer	8,023	5%	8,748	6%	8,920	6%	6,737	5%	9,663	5%
Totals	$130,351	100%	$130,854	100%	$137,516	100%	$137,107	100%	$142,927	100%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance at beginning of period	$130,854	137,516	137,107	142,927	76,739
Provision for loan losses	6,887	21,525	64,500	84,693	124,618
Charge-offs
Residential real estate	(793)	(5,267)	(5,671)	(16,575)	(18,854)
Commercial loans	(8,407)	(21,578)	(52,428)	(69,595)	(35,077)
Consumer and other loans	(4,443)	(7,827)	(11,267)	(7,780)	(6,965)
Total charge-offs	(13,643)	(34,672)	(69,366)	(93,950)	(60,896)
Recoveries
Residential real estate	299	643	486	749	423
Commercial loans	4,803	4,088	3,830	2,203	1,636
Consumer and other loans	1,151	1,754	959	485	407
Total recoveries	6,253	6,485	5,275	3,437	2,466
Charge-offs, net of recoveries	(7,390)	(28,187)	(64,091)	(90,513)	(58,430)
Balance at end of period	$130,351	130,854	137,516	137,107	142,927
Allowance for loan and lease losses as a percentage of total loans	3.21%	3.85%	3.97%	3.66%	3.52%
Net charge-offs as a percentage of average loans	0.20%	0.80%	1.77%	2.26%	1.41%

At December 31, 2013, the allowance was $130 million, a decrease of $503 thousand, or less than 1 percent from a year ago. The allowance was 3.21 percent of total loans outstanding at December 31, 2013, a decrease of 64 basis points from 3.85 percent at December 31, 2012. Such difference was primarily attributable to no allowance carried over from the acquisitions as a result of the acquired loans recorded at fair value. Excluding the acquired banks, the allowance was 3.54 percent of total loans outstanding at December 31, 2013, a 31 basis points decrease from the 3.85 percent at December 31, 2012. The allowance was 158 percent of non-performing loans at December 31, 2013, an increase from 133 percent at December 31, 2012.

The Company’s allowance of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2013 and 2012, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2013, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $503 thousand. During the same period in 2012, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $6.7 million.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 118 locations, including 110 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Although there continues to be heightened uncertainty in the economic environment, there was notable improvements during the last year compared to the past several years. There was steady growth in the housing permits, housing starts, and completions for new privately owned units during the last year in Montana, Idaho, Colorado and Utah in relation to the US national statistics. There was improvement in single family residential real estate construction and sales for all of the Company’s market areas. Single family residential collateral values in Idaho, Wyoming and Montana stabilized (with some improvement in isolated markets in which the Company operates) compared to the prior year and prior 5 year historical trends. In the states in which the Company operates, foreclosures have been on a steady decline the past several years and the state unemployment rates were lower than the national unemployment rate at December 2013. The national unemployment rate increased steadily from 5.0 percent in the first part of 2008 to a range of 7.8 percent to 10.0 percent during 2009 through 2012 and has declined to 6.7 percent in December of 2013. Agricultural price declines in livestock and grain in 2009 have recovered significantly and remain strong. While prices for oil have held strong, prices for natural gas continue to remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 11 percent and 12 percent of the Company’s total loan portfolio and accounted for 40 percent and 40 percent of the Company’s non-accrual loans at December 31, 2013 and 2012, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Specific valuation allowance	$11,949	15,534
General valuation allowance	118,402	115,320
Total ALLL	$130,351	130,854

During 2013, the ALLL decreased by $503 thousand, the net result of a $3.6 million decrease in the specific valuation allowance and a $3.1 million increase in the general valuation allowance. The loans individually reviewed for impairment remained stable with a decrease of $2.1 million from the prior year end. The remaining decrease of the specific valuation allowance was the result of increased fair values of collateral-dependent loans or the present value of the loans expected future cash flows of the individual impaired loans. The increase in the general valuation allowance was due to an increase of $667 million in loans collectively evaluated for impairment, although, the acquired loan portfolios of $387 million were recorded at fair value with no allowance carried over. Although there was organic loan growth of $278 million, or 8 percent, during the current year, the following trends further support a stable ALLL balance:

•
Non-accrual construction loans (i.e., residential construction and land, lot and other construction, each a regulatory classification) were $32.8 million, or 40 percent, of the $82.0 million of non-accrual loans at December 31, 2013, a decrease of $6.4 million from the prior year end. Non-accrual construction loans were $39.2 million, or 40 percent, of the $96.9 million of non-accrual loans at year end 2012.

•	Non-performing loans as a percent of total loans decreased to 2.03 percent at December 31, 2013 as compared to 2.90 percent at December 31, 2012.

•	Impaired loans as a percent of total loans decreased to 4.91 percent at December 31, 2013 as compared to 5.94 percent at December 31, 2012.

•	Charge-offs, net of recoveries, in 2013 were $7.4 million, a $20.8 million decrease from 2012.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
Custom and owner occupied construction	$50,352	$40,327	$10,025	25%
Pre-sold and spec construction	34,217	34,970	(753)	(2)%
Total residential construction	84,569	75,297	9,272	12%
Land development	73,132	80,132	(7,000)	(9)%
Consumer land or lots	109,175	104,229	4,946	5%
Unimproved land	50,422	53,459	(3,037)	(6)%
Developed lots for operative builders	15,951	16,675	(724)	(4)%
Commercial lots	12,585	19,654	(7,069)	(36)%
Other construction	103,807	56,109	47,698	85%
Total land, lot, and other construction	365,072	330,258	34,814	11%
Owner occupied	811,479	710,161	101,318	14%
Non-owner occupied	588,114	452,966	135,148	30%
Total commercial real estate	1,399,593	1,163,127	236,466	20%
Commercial and industrial	523,354	420,459	102,895	24%
Agriculture	279,959	145,890	134,069	92%
1st lien	733,406	738,854	(5,448)	(1)%
Junior lien	73,348	82,083	(8,735)	(11)%
Total 1-4 family	806,754	820,937	(14,183)	(2)%
Multifamily residential	123,154	93,328	29,826	32%
Home equity lines of credit	298,119	319,779	(21,660)	(7)%
Other consumer	130,758	109,019	21,739	20%
Total consumer	428,877	428,798	79	—%
Other	98,244	64,832	33,412	52%
Total loans receivable, including loans held for sale	4,109,576	3,542,926	566,650	16%
Less loans held for sale [1]	(46,738)	(145,501)	98,763	(68)%
Total loans receivable	$4,062,838	$3,397,425	$665,413	20%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2013	December 31, 2013
Custom and owner occupied construction	$1,248	1,343	1,248	—	—
Pre-sold and spec construction	828	1,603	403	—	425
Total residential construction	2,076	2,946	1,651	—	425
Land development	25,062	31,471	15,213	—	9,849
Consumer land or lots	2,588	6,459	1,759	—	829
Unimproved land	13,630	19,121	12,194	—	1,436
Developed lots for operative builders	2,215	2,393	1,504	—	711
Commercial lots	2,899	1,959	300	—	2,599
Other construction	5,167	5,105	178	—	4,989
Total land, lot and other construction	51,561	66,508	31,148	—	20,413
Owner occupied	14,270	15,662	12,426	—	1,844
Non-owner occupied	4,301	4,621	2,908	—	1,393
Total commercial real estate	18,571	20,283	15,334	—	3,237
Commercial and industrial	6,400	5,970	6,238	160	2
Agriculture	3,529	6,686	3,064	—	465
1st lien	17,630	25,739	14,983	434	2,213
Junior lien	4,767	6,660	4,767	—	—
Total 1-4 family	22,397	32,399	19,750	434	2,213
Multifamily residential	—	253	—	—	—
Home equity lines of credit	4,544	8,041	4,469	—	75
Other consumer	342	441	302	10	30
Total consumer	4,886	8,482	4,771	10	105
Total	$109,420	143,527	81,956	604	26,860

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2013	December 31, 2012	$ Change	% Change
Custom and owner occupied construction	$202	$5	$197	3,940%
Pre-sold and spec construction	—	893	(893)	(100)%
Total residential construction	202	898	(696)	(78)%
Land development	—	191	(191)	(100)%
Consumer land or lots	1,716	762	954	125%
Unimproved land	615	422	193	46%
Developed lots for operative builders	8	422	(414)	(98)%
Commercial lots	—	11	(11)	(100)%
Total land, lot and other construction	2,339	1,808	531	29%
Owner occupied	5,321	5,523	(202)	(4)%
Non-owner occupied	2,338	2,802	(464)	(17)%
Total commercial real estate	7,659	8,325	(666)	(8)%
Commercial and industrial	3,542	1,905	1,637	86%
Agriculture	1,366	912	454	50%
1st lien	12,386	7,352	5,034	68%
Junior lien	482	732	(250)	(34)%
Total 1-4 family	12,868	8,084	4,784	59%
Multifamily residential	1,075	—	1,075	n/m
Home equity lines of credit	1,999	4,164	(2,165)	(52)%
Other consumer	1,066	1,001	65	6%
Total consumer	3,065	5,165	(2,100)	(41)%
Total	$32,116	$27,097	$5,019	19%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2013
Custom and owner occupied construction	$(51)	24	—	51
Pre-sold and spec construction	(10)	2,489	187	197
Total residential construction	(61)	2,513	187	248
Land development	(383)	3,035	664	1,047
Consumer land or lots	843	4,003	1,232	389
Unimproved land	715	636	770	55
Developed lots for operative builders	(81)	1,802	74	155
Commercial lots	248	362	254	6
Other construction	(473)	—	—	473
Total land, lot and other construction	869	9,838	2,994	2,125
Owner occupied	350	1,312	1,513	1,163
Non-owner occupied	397	597	516	119
Total commercial real estate	747	1,909	2,029	1,282
Commercial and industrial	3,096	2,651	4,386	1,290
Agriculture	53	125	53	—
1st lien	681	5,257	980	299
Junior lien	106	3,464	352	246
Total 1-4 family	787	8,721	1,332	545
Multifamily residential	(39)	43	—	39
Home equity lines of credit	1,606	2,124	1,918	312
Other consumer	324	262	731	407
Total consumer	1,930	2,386	2,649	719
Other	8	1	13	5
Total	$7,390	28,187	13,643	6,253

Investment Activity
For all years presented, all of the Company’s investment securities were classified as available-for-sale and were carried at estimated fair value with unrealized gains or losses, net of tax, reflected as an adjustment to other comprehensive income. Investment securities designated as available-for-sale are summarized below:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
U.S. government and federal agency	$—	—%	$202	—%	$208	—%	$211	—%	$211	—%
U.S. government sponsored enterprises	10,628	—%	17,480	—%	31,155	1%	41,518	2%	41,518	2%
State and local governments	1,385,078	43%	1,214,518	33%	1,064,655	34%	657,421	27%	657,421	27%
Corporate bonds	442,501	14%	288,795	8%	62,237	2%	—	—%	—	—%
Collateralized debt obligations	—	—%	1,708	—%	5,366	—%	6,595	—%	6,595	—%
Residential mortgage-backed securities	1,384,622	43%	2,160,302	59%	1,963,122	63%	1,690,102	71%	1,690,102	71%
Total investment securities, available-for-sale	$3,222,829	100%	$3,683,005	100%	$3,126,743	100%	$2,395,847	100%	$2,395,847	100%

The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. During 2013, as the Company received payments on its residential mortgage-backed securities, holdings of state and local government securities and corporate bonds were increased such that the volatility of prepayments and the associated premium amortization on its residential mortgage-backed securities was reduced. The residential mortgage-backed securities are typically short, weighted-average life U.S. agency collateralized mortgage obligations that provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities. The maximum federal statutory rate of 35 percent is used in calculating the Company’s tax-equivalent yields on tax-exempt state and local government securities.

Interest income from investment securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Taxable interest	$31,591	28,687	44,842
Tax-exempt interest	42,921	37,699	31,420
Total interest income	$74,512	66,386	76,262

On January 1, 2014, the Company reclassified obligations of state and local government securities with a fair value of approximately $485 million, inclusive of a net unrealized gain of $4.6 million, from available-for-sale classification to held-to-maturity classification. For additional investment activity information, see Notes 3 and 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities Analysis
Of the non-marketable equity securities owned at December 31, 2013, 98 percent consisted of capital stock issued by FHLB of Seattle. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable.

The Company’s investment in FHLB stock has limited marketability and is carried at cost, which approximates fair value. With respect to FHLB stock, the Company evaluates such stock for other-than-temporary impairment. Such evaluation takes into consideration 1) FHLB deficiency, if any, in meeting applicable regulatory capital targets, including risk-based capital requirements, 2) the significance of any decline in net assets of FHLB as compared to the capital stock amount for FHLB and the time period for any such decline, 3) commitments by FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of FHLB, 4) the impact of legislative and regulatory changes on FHLB, and 5) the liquidity position of FHLB. In September 2012, the Federal Housing Finance Agency (“FHFA”) upgraded FHLB’s regulatory capital classification to “adequately capitalized” and granted FHLB authority to repurchase up to $25 million of excess stock per quarter at par, provided FHLB receives a non-objection from the FHFA for each quarter’s repurchase. In July 2013, FHLB of Seattle declared a $0.025 per share cash dividend which was the first cash dividend paid since 2008.

Based on the Company’s evaluation of its investments in non-marketable equity securities as of December 31, 2013, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by Nationally Recognized Statistical Rating Organizations ("NRSRO" entities such as Moody's, Standard and Poor's, and Fitch). In connection with changing macroeconomic conditions affecting the U.S. economy, on June 10, 2013, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt but with an improved outlook of stable from negative. On July 18, 2013, Moody's also upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. However, on October 15, 2013 Fitch placed its AAA long-term debt rating of the U.S. on rating watch negative due to the U.S. government’s potential inability to raise the federal debt ceiling in a timely manner. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at December 31, 2013 into two categories: investments purchased prior to 2013 and those purchased during 2013. Of those investments purchased prior to 2013, the fair market value and unrealized gain or loss at December 31, 2012 is also presented.

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Gain	Unrealized Gain as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2013
U.S. government sponsored enterprises	$3	$—	—%	$4	$—	—%
State and local governments	256,026	(11,521)	(4)%	274,498	5,481	2%
Corporate bonds	21,101	(290)	(1)%	22,137	115	1%
Residential mortgage-backed securities	43,411	(677)	(2)%	127,269	513	—%
Total	$320,541	$(12,488)	(4)%	$423,908	$6,109	1%
Temporarily impaired securities purchased during 2013
State and local governments	$226,947	$(12,369)	(5)%
Corporate bonds	110,116	(1,468)	(1)%
Residential mortgage-backed securities	416,193	(9,588)	(2)%
Total	$753,256	$(23,425)	(3)%
Temporarily impaired securities
U.S. government sponsored enterprises	$3	$—	—%
State and local governments	482,973	(23,890)	(5)%
Corporate bonds	131,217	(1,758)	(1)%
Residential mortgage-backed securities	459,604	(10,265)	(2)%
Total	$1,073,797	$(35,913)	(3)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at December 31, 2013:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
10.1% to 15.0%	11	$(3,458)
5.1% to 10.0%	128	(18,049)
0.1% to 5.0%	379	(14,406)
Total	518	$(35,913)

With respect to the duration of the impaired debt securities, the Company identified 70 securities which have been continuously impaired for the twelve months ending December 31, 2013. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 70 securities which have been continuously impaired for the twelve months ended December 31, 2013, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	68	$(6,052)	$(1,289)
Corporate bonds	1	(86)	(86)
Residential mortgage-backed securities	1	(39)	(39)
Total	70	$(6,177)

Based on the Company's analysis of its impaired debt securities as of December 31, 2013, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at December 31, 2013 were issued by Freddie Mac, Fannie Mae, Government National Mortgage Association and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2013 have been determined by the Company to be investment grade.

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

The Company also obtains funds from repayment of loans and investment securities, repurchase agreements, advances from FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.

Deposits
Deposits are obtained primarily from individual and business residents of the Bank’s market areas. The Bank issues negotiated-rate certificate of deposits accounts and has paid a limited amount of fees to brokers to obtain deposits. The following table illustrates the amounts outstanding at December 31, 2013 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in certificates of deposit are brokered certificates of deposit of $50.9 million. Included in Demand Deposits are brokered deposits of $153 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$207,241	2,685,577	2,892,818
Three months to six months	149,605	—	149,605
Seven months to twelve months	145,110	—	145,110
Over twelve months	159,968	—	159,968
Total	$661,924	2,685,577	3,347,501

For additional deposit information, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Repurchase Agreements, FHLB Advances and Other Borrowings
The Company borrows money through repurchase agreements. This process involves the “selling” of one or more of the securities in the Company’s investment portfolio and simultaneously enters into an agreement to “repurchase” that same security at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. Through a policy adopted by the Bank’s Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company enters into wholesale repurchase agreements as additional funding sources. The Company has not entered into reverse repurchase agreements.

The Bank is a member of FHLB of Seattle which is one of twelve banks that comprise the FHLB System. As a member of FHLB, the Bank may borrow from FHLB on the security of FHLB stock, which the Bank is required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets or on FHLB’s assessment of the institution’s credit-worthiness. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities. Additionally, the Company has other sources of secured and unsecured borrowing lines from various sources that may be used from time to time.

For additional information concerning the Company’s borrowings and repurchase agreements, see Notes 8 and 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank (“FRB”). FHLB advances and certain other short-term borrowings may be extended as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds and other risks.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Repurchase agreements
Amount outstanding at end of period	$313,394	289,508	258,643
Weighted interest rate on outstanding amount	0.28%	0.32%	0.42%
Maximum outstanding at any month-end	$326,184	466,784	338,352
Average balance	$295,004	354,324	267,058
Weighted-average interest rate	0.29%	0.37%	0.51%
FHLB advances
Amount outstanding at end of period	$559,084	720,000	792,000
Weighted interest rate on outstanding amount	0.24%	0.28%	0.68%
Maximum outstanding at any month-end	$939,109	792,018	877,017
Average balance	$693,225	719,762	721,226
Weighted-average interest rate	0.25%	0.50%	0.76%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the shareholder to receive cumulative cash distributions from payments thereon. The subordinated debentures outstanding as of December 31, 2013 were $126 million, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations, the largest aggregate amount of which were FHLB advances. In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions. For the schedules of outstanding commitments, see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table represents the Company’s contractual obligations as of December 31, 2013:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2014	2015	2016	2017	2018	Thereafter
Deposits	$5,579,967	4,411,365	864,633	164,104	79,425	33,976	19,244	7,220
Repurchase agreements	313,394	—	313,394	—	—	—	—	—
FHLB advances	840,182	—	559,084	77,979	45,042	—	20,250	137,827
Other borrowed funds	6,697	—	420	—	4	147	197	5,929
Subordinated debentures	125,562	—	—	—	—	—	—	125,562
Capital lease obligations	2,169	—	828	195	197	200	203	546
Operating lease obligations	12,148	—	2,297	2,120	1,879	1,577	1,375	2,900
	$6,880,119	4,411,365	1,740,656	244,398	126,547	35,900	41,269	279,984

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

The Company has a wide range of versatility in managing the liquidity and asset/liability mix. The Company’s ALCO meets regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., investment securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured, including off-balance sheet funding sources. The Company evaluates its potential funding needs across alternative scenarios and maintains contingency funding plans consistent with the Company’s access to diversified sources of contingent funding.

The following table identifies certain liquidity sources and capacity available to the Company at December 31, 2013:

(Dollars in thousands)	December 31, 2013
FHLB advances
Borrowing capacity	$1,603,143
Amount utilized	(840,182)
Amount available	$762,961
FRB discount window
Borrowing capacity	$661,148
Amount utilized	—
Amount available	$661,148
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government sponsored enterprises	$1,494
State and local governments	934,096
Corporate bonds	442,501
Residential mortgage-backed securities	209,422
Total unencumbered securities	$1,587,513

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 74,373,296 has been issued as of December 31, 2013. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none has been issued as of December 31, 2013. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of December 31, 2013 and 2012. There are no conditions or events after December 31, 2013 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve’s capital adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2013.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$963,250	963,250	963,250
Less:
Goodwill and intangibles	(139,218)	(139,218)	(139,218)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(9,645)	(9,645)	(9,645)
Plus:
Allowance for loan and lease losses	—	67,093	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$938,887	1,005,980	938,887
Risk-weighted assets	$5,304,019	5,304,019
Total adjusted average assets			$7,752,039
Capital ratio	17.70%	18.97%	12.11%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	11.70%	8.97%

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

Under Montana, Idaho, Colorado and Utah law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.4 percent in Idaho, 5 percent in Utah and 4.63 percent in Colorado. Wyoming and Washington do not impose a corporate income tax.

Income tax expense for the years ended December 31, 2013 and 2012 was $30.0 million and $19.1 million, respectively. The Company’s effective tax rate for the years ended December 31, 2013 and 2012 was 23.9 percent and 20.2 percent, respectively. The primary reason for the current and prior years’ low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. The tax-exempt income was $42.9 million and $37.7 million for the years ended December 31, 2013 and 2012, respectively. The federal income tax credit benefits were $3.9 million for each of the years ended December 31, 2013 and 2012.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2014	$2,850	1,270	910	5,030
2015	2,850	1,175	885	4,910
2016	1,014	1,175	861	3,050
2017	450	1,060	784	2,294
2018	—	1,060	707	1,767
Thereafter	—	2,021	3,759	5,780
	$7,164	7,761	7,906	22,831

See Note 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Years ended
	December 31, 2013			December 31, 2012			December 31, 2011
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$623,433	$29,525	4.74%	$611,910	$30,850	5.04%	$581,644	$33,060	5.68%
Commercial loans	2,542,255	127,450	5.01%	2,274,128	121,425	5.32%	2,364,115	130,249	5.51%
Consumer and other loans	586,649	32,089	5.47%	620,584	35,096	5.64%	680,032	40,538	5.96%
Total loans [1]	3,752,337	189,064	5.04%	3,506,622	187,371	5.33%	3,625,791	203,847	5.62%
Tax-exempt investment securities [2]	1,064,457	61,924	5.82%	888,839	54,389	6.12%	705,548	45,331	6.42%
Taxable investment securities [3]	2,525,317	33,112	1.31%	2,598,589	30,231	1.16%	2,115,779	46,410	2.19%
Total earning assets	7,342,111	284,100	3.87%	6,994,050	271,991	3.88%	6,447,118	295,588	4.58%
Goodwill and intangibles	125,315			113,321			145,623
Non-earning assets	338,866			365,408			330,075
Total assets	$7,806,292			$7,472,779			$6,922,816
Liabilities
Non-interest bearing deposits	$1,244,332	$—	—%	$1,080,854	$—	—%	$923,039	$—	—%
NOW accounts	999,288	1,217	0.12%	872,529	1,370	0.16%	775,383	1,906	0.25%
Savings accounts	540,495	276	0.05%	450,940	342	0.08%	387,921	511	0.13%
Money market deposit accounts	1,075,625	2,169	0.20%	888,620	2,221	0.25%	875,127	3,667	0.42%
Certificate accounts	1,114,010	9,039	0.81%	1,049,752	11,633	1.11%	1,085,293	16,332	1.50%
Wholesale deposits [4]	434,249	1,169	0.27%	693,463	2,617	0.38%	622,808	2,853	0.46%
FHLB advances	971,554	10,610	1.09%	996,766	12,566	1.26%	942,651	12,687	1.35%
Repurchase agreements, federal funds purchased and other borrowed funds	431,046	4,278	0.99%	495,871	4,965	1.00%	418,626	6,538	1.56%
Total interest bearing liabilities	6,810,599	28,758	0.42%	6,528,795	35,714	0.55%	6,030,848	44,494	0.74%
Other liabilities	59,497			59,571			34,343
Total liabilities	6,870,096			6,588,366			6,065,191
Stockholders’ Equity
Common stock	732			719			719
Paid-in capital	667,107			642,009			643,140
Retained earnings	239,138			194,413			195,301
Accumulated other comprehensive income	29,219			47,272			18,465
Total stockholders’ equity	936,196			884,413			857,625
Total liabilities and stockholders’ equity	$7,806,292			$7,472,779			$6,922,816
Net interest income (tax-equivalent)		$255,342			$236,277			$251,094
Net interest spread (tax-equivalent)			3.45%			3.33%			3.84%
Net interest margin (tax-equivalent)			3.48%			3.37%			3.89%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $19.0 million, $16.7 million and $13.9 million on tax-exempt investment security income for the years ended December 31, 2013, 2012 and 2011, respectively.

[3]	Includes tax effect of $1.5 million, $1.5 million and $1.6 million on investment security income tax credits for the years ended December 31, 2013, 2012 and 2011, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Year ended December 31,			Year ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$581	(1,906)	(1,325)	1,720	(3,930)	(2,210)
Commercial loans	14,316	(8,291)	6,025	(4,958)	(3,866)	(8,824)
Consumer and other loans	(1,919)	(1,088)	(3,007)	(3,544)	(1,898)	(5,442)
Investment securities (tax-equivalent)	2,483	7,933	10,416	21,659	(28,780)	(7,121)
Total interest income	15,461	(3,352)	12,109	14,877	(38,474)	(23,597)
Interest expense
NOW accounts	199	(352)	(153)	239	(774)	(535)
Savings accounts	68	(134)	(66)	83	(253)	(170)
Money market deposit accounts	467	(519)	(52)	56	(1,502)	(1,446)
Certificate accounts	712	(3,306)	(2,594)	(535)	(4,164)	(4,699)
Wholesale deposits	(978)	(470)	(1,448)	324	(560)	(236)
FHLB advances	(318)	(1,638)	(1,956)	728	(849)	(121)
Repurchase agreements, federal funds purchased and other borrowed funds	(649)	(38)	(687)	1,206	(2,779)	(1,573)
Total interest expense	(499)	(6,457)	(6,956)	2,101	(10,881)	(8,780)
Net interest income (tax-equivalent)	$15,960	3,105	19,065	12,776	(27,593)	(14,817)

Net interest income (tax-equivalent) increased $19.1 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in interest income was driven by the increased yields and volume on investment securities and increased volume on commercial loans. Additionally, the Company was able to lower interest expense by continuing to reduce deposit and borrowing interest rates.

Net interest income (tax-equivalent) decreased $14.8 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in interest income was driven by reduced yields on investment securities and reduced yields on the loan portfolio which outpaced the increased volume of commercial loans and increased volume of investment securities. Although, the Company was able to lower interest expense by reducing deposit and borrowing interest rates, it was not enough to offset the reduction in interest income.

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

Goodwill
For information on goodwill, see Notes 1 and 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Impact of Recently Issued Accounting Standards
New authoritative accounting guidance that has either been issued or is effective during 2013 or 2014 and may possibly have a material impact on the Company includes amendments to: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, FASB ASC Topic 323, Investments - Equity Method and Joint Ventures and FASB ASC Topic 220, Comprehensive Income. For additional information on the topics and the impact on the Company see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk.

Interest Rate Risk
Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from many factors and could have a significant impact on the Company’s net interest income, which is the Company primary source of net income. Net interest income is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of the interest fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.
Although interest rate risk is inherent in the banking industry, banks are expected to have sound risk management practices in place to measure, monitor and control interest rate exposures. The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations. The process involves identification and management of the sensitivity of net interest income to changing interest rates. Managing interest rate risk is not an exact science. The interval between repricing of interest rates of assets and liabilities changes from day to day as the assets and liabilities change.
The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Company’s Board that are reviewed and approved annually. The Board delegates responsibility for carrying out the asset/liability management policies to the Bank’s ALCO. In this capacity, the ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Company’s goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.
In addition to the risk management practices previously described, the Company has entered into forecasted interest rate swap derivative financial instruments to hedge various interest rate exposures. For more information on the Company’s interest rate swaps, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

GAP analysis
The GAP table below estimates the repricing and maturities of the contractual characteristics of the assets and liabilities, based upon the Company’s assessment of the repricing characteristics of the various instruments. NOW and savings accounts are included in the categories that reflect the interest rate sensitivity of the individual programs and if the deposits are not clearly rate sensitive, the deposits are included in the more than 5 years category. Money market deposit accounts are included in the 0-6 months category. Residential mortgage-backed securities are categorized based on the anticipated payments.

The following table gives a description of the Company’s GAP position for various time periods. As of December 31, 2013, the Company had a negative GAP position at six months and at twelve months. The cumulative GAP as a percentage of total assets for six months is negative 16.39 percent which compares to negative 13.85 percent at December 31, 2012 and negative 13.54 percent at December 31, 2011.

	Projected Maturity or Repricing
(Dollars in thousands)	0-6 Months	6-12 Months	1 - 5 Years	More than 5 Years	Total
Assets
Interest bearing cash deposits and federal funds sold	$45,662	—	—	—	45,662
Residential mortgage-backed securities	291,194	230,045	682,846	180,537	1,384,622
Other investment securities	103,484	73,226	822,353	839,144	1,838,207
Variable rate loans	997,469	328,287	1,056,591	183,695	2,566,042
Fixed rate loans	344,379	241,045	709,699	201,673	1,496,796
Non-marketable equity securities	—	—	—	52,192	52,192
Total interest bearing assets	$1,782,188	872,603	3,271,489	1,457,241	7,383,521
Liabilities
Interest bearing deposits	$2,166,402	283,219	284,418	1,471,509	4,205,548
FHLB advances	512,000	46,983	143,343	137,856	840,182
Repurchase agreements and other borrowed funds	314,228	414	1,143	6,475	322,260
Subordinated debentures	—	—	—	125,562	125,562
Total interest bearing liabilities	$2,992,630	330,616	428,904	1,741,402	5,493,552
Repricing GAP	$(1,210,442)	541,987	2,842,585	(284,161)	1,889,969
Cumulative repricing GAP	$(1,210,442)	(668,455)	2,174,130	1,889,969
Cumulative GAP as a % of interest bearing assets	(16.39)%	(9.05)%	29.45%	25.60%

Net interest income simulation
The traditional one-dimensional view of GAP is not sufficient to show a bank’s ability to withstand interest rate changes. Because of limitations in GAP modeling, the ALCO of the Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shift in interest rates for a 200 basis point (“bp”), 400bp, and 300bp scenario. The 200bp and 400bp rate scenarios include parallel and pro rata shifts in interest rates over a 12-month period and 24-month period, respectively. The 300bp rate scenario is a shock scenario with instantaneous and parallel changes in interest rates. Given the historically low rate environment, a downward shift in interest rates of only 100bp is modeled. Since the model assumes that interest rates will not be negative, the 100bp scenario represents a flattening of market yield curves. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provides ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2013 and 2012 as compared to the policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2013.

	Year 1		Year 2
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bp Rate ramp	N/A	(1.5)%	N/A	(6.9)%
+200 bp Rate ramp	(10.0)%	(0.4)%	(15.0)%	(0.6)%
+400 bp Rate ramp	(10.0)%	—%	(25.0)%	(4.8)%
+300 bp Rate shock	(20.0)%	(4.8)%	(20.0)%	3.1%

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2013:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bp Rate shock	(15)%	(2.1)%
+100 bp Rate shock	(15)%	(6.7)%
+200 bp Rate shock	(25)%	(15.8)%
+300 bp Rate shock	(35)%	(23.9)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Denver, Colorado
February 28, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Denver, Colorado
February 28, 2014

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012
Assets
Cash on hand and in banks	$109,995	123,270
Federal funds sold	10,527	—
Interest bearing cash deposits	35,135	63,770
Cash and cash equivalents	155,657	187,040
Investment securities, available-for-sale	3,222,829	3,683,005
Loans held for sale	46,738	145,501
Loans receivable	4,062,838	3,397,425
Allowance for loan and lease losses	(130,351)	(130,854)
Loans receivable, net	3,932,487	3,266,571
Premises and equipment, net	167,671	158,989
Other real estate owned	26,860	45,115
Accrued interest receivable	41,898	37,770
Deferred tax asset	43,549	20,394
Core deposit intangible, net	9,512	6,174
Goodwill	129,706	106,100
Non-marketable equity securities	52,192	48,812
Other assets	55,251	41,969
Total assets	$7,884,350	7,747,440
Liabilities
Non-interest bearing deposits	$1,374,419	1,191,933
Interest bearing deposits	4,205,548	4,172,528
Securities sold under agreements to repurchase	313,394	289,508
Federal Home Loan Bank advances	840,182	997,013
Other borrowed funds	8,387	10,032
Subordinated debentures	125,562	125,418
Accrued interest payable	3,505	4,675
Other liabilities	50,103	55,384
Total liabilities	6,921,100	6,846,491
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	744	719
Paid-in capital	690,918	641,737
Retained earnings - substantially restricted	261,943	210,531
Accumulated other comprehensive income	9,645	47,962
Total stockholders’ equity	963,250	900,949
Total liabilities and stockholders’ equity	$7,884,350	7,747,440
Number of common stock shares issued and outstanding	74,373,296	71,937,222
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Interest Income
Residential real estate loans	$29,525	30,850	33,060
Commercial loans	127,450	121,425	130,249
Consumer and other loans	32,089	35,096	40,538
Investment securities	74,512	66,386	76,262
Total interest income	263,576	253,757	280,109
Interest Expense
Deposits	13,870	18,183	25,269
Securities sold under agreements to repurchase	867	1,308	1,353
Federal Home Loan Bank advances	10,610	12,566	12,687
Federal funds purchased and other borrowed funds	206	229	224
Subordinated debentures	3,205	3,428	4,961
Total interest expense	28,758	35,714	44,494
Net Interest Income	234,818	218,043	235,615
Provision for loan losses	6,887	21,525	64,500
Net interest income after provision for loan losses	227,931	196,518	171,115
Non-Interest Income
Service charges and other fees	49,478	45,343	44,194
Miscellaneous loan fees and charges	4,982	4,363	3,919
Gain on sale of loans	28,517	32,227	21,132
(Loss) gain on sale of investments	(299)	—	346
Other income	10,369	9,563	8,608
Total non-interest income	93,047	91,496	78,199
Non-Interest Expense
Compensation and employee benefits	104,221	95,373	85,691
Occupancy and equipment	24,875	23,837	23,599
Advertising and promotions	6,913	6,413	6,469
Outsourced data processing	4,493	3,324	3,153
Other real estate owned	7,196	18,964	27,255
Regulatory assessments and insurance	6,362	7,313	9,583
Core deposit intangible amortization	2,401	2,110	2,473
Goodwill impairment charge	—	—	40,159
Other expense	38,856	36,087	33,742
Total non-interest expense	195,317	193,421	232,124
Income Before Income Taxes	125,661	94,593	17,190
Federal and state income tax expense (benefit)	30,017	19,077	(281)
Net Income	$95,644	75,516	17,471
Basic earnings per share	$1.31	1.05	0.24
Diluted earnings per share	$1.31	1.05	0.24
Dividends declared per share	$0.60	0.53	0.52
Average outstanding shares - basic	73,191,713	71,928,570	71,915,073
Average outstanding shares - diluted	73,260,278	71,928,656	71,915,073

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net Income	$95,644	75,516	17,471
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(81,739)	31,617	63,190
Reclassification adjustment for losses (gains) included in net income	299	—	(346)
Net unrealized (losses) gains on securities	(81,440)	31,617	62,844
Tax effect	31,680	(12,300)	(24,444)
Net of tax amount	(49,760)	19,317	38,400
Unrealized gains (losses) on derivatives used for cash flow hedges	18,728	(7,926)	(8,906)
Tax effect	(7,285)	3,084	3,465
Net of tax amount	11,443	(4,842)	(5,441)
Total other comprehensive (loss) income, net of tax	(38,317)	14,475	32,959
Total Comprehensive Income	$57,327	89,991	50,430

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income
	Shares	Amount				Total
Balance at December 31, 2010	71,915,073	$719	643,894	193,063	528	838,204
Comprehensive income	—	—	—	17,471	32,959	50,430
Cash dividends declared ($0.52 per share)	—	—	—	(37,395)	—	(37,395)
Stock-based compensation and related taxes	—	—	(1,012)	—	—	(1,012)
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	75,516	14,475	89,991
Cash dividends declared ($0.53 per share)	—	—	—	(38,124)	—	(38,124)
Stock issuances under stock incentive plans	22,149	—	323	—	—	323
Stock-based compensation and related taxes	—	—	(1,468)	—	—	(1,468)
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income (loss)	—	—	—	95,644	(38,317)	57,327
Cash dividends declared ($0.60 per share)	—	—	—	(44,232)	—	(44,232)
Stock issuances under stock incentive plans	292,942	3	4,504	—	—	4,507
Stock issued in connection with acquisitions	2,143,132	22	45,012	—	—	45,034
Stock-based compensation and related taxes	—	—	(335)	—	—	(335)
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Operating Activities
Net income	$95,644	75,516	17,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,887	21,525	64,500
Net amortization of investment securities premiums and discounts	64,066	71,992	38,035
Federal Home Loan Bank stock dividends	—	(5)	(17)
Loans held for sale originated or acquired	(918,451)	(1,188,632)	(824,089)
Proceeds from sales of loans held for sale	1,084,799	1,204,431	842,337
Gain on sale of loans	(28,517)	(32,227)	(21,132)
Loss (gain) on sale of investments	299	—	(346)
Stock-based compensation expense, net of tax benefits	1,011	254	45
Excess tax deficiencies from stock-based compensation	223	8	—
Depreciation of premises and equipment	10,485	10,615	10,443
Loss on sale of other real estate owned and writedowns, net	1,450	13,311	19,727
Amortization of core deposit intangibles	2,401	2,110	2,473
Goodwill impairment charge	—	—	40,159
Deferred tax expense (benefit)	4,633	837	(13,308)
Net increase in accrued interest receivable	(265)	(2,809)	(4,715)
Net decrease (increase) in other assets	19,881	(3,286)	12,464
Net decrease in accrued interest payable	(1,354)	(1,150)	(1,420)
Net (decrease) increase in other liabilities	(9,097)	11,303	4,216
Net cash provided by operating activities	334,095	183,793	186,843
Investing Activities
Proceeds from sales, maturities and prepayments of investment securities, available-for-sale	1,864,334	2,041,416	1,024,508
Purchases of investment securities, available-for-sale	(1,426,262)	(2,638,054)	(1,730,244)
Principal collected on loans	1,224,222	1,034,374	958,401
Loans originated or acquired	(1,559,353)	(1,049,344)	(826,329)
Net addition of premises and equipment and other real estate owned	(8,977)	(10,730)	(17,492)
Proceeds from sale of other real estate owned	28,535	41,804	46,703
Net sale of non-marketable equity securities	583	888	15,357
Net cash received from acquisitions	26,155	—	—
Net cash provided by (used in) investment activities	149,237	(579,646)	(529,096)
Financing Activities
Net (decrease) increase in deposits	(334,672)	543,248	299,311
Net increase in securities sold under agreements to repurchase	23,886	30,865	9,240
Net (decrease) increase in Federal Home Loan Bank advances	(162,298)	(72,033)	103,905
Net (decrease) increase in federal funds purchased and other borrowed funds	(1,502)	180	(9,867)
Cash dividends paid	(44,232)	(47,472)	(37,395)
Excess tax deficiencies from stock-based compensation	(223)	(8)	—
Proceeds from stock options exercised	4,326	81	—
Net cash (used in) provided by financing activities	(514,715)	454,861	365,194
Net (decrease) increase in cash and cash equivalents	(31,383)	59,008	22,941
Cash and cash equivalents at beginning of period	187,040	128,032	105,091
Cash and cash equivalents at end of period	$155,657	187,040	128,032

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$30,111	36,865	45,913
Cash paid during the period for income taxes	23,576	21,257	7,925
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$4,819	5,659	8,665
Transfer of loans to other real estate owned	15,266	27,536	79,295
Acquisitions
Fair value of common stock shares issued	45,033	—	—
Cash consideration for outstanding shares	24,858	—	—
Fair value of assets acquired	630,569	—	—
Liabilities assumed	560,678	—	—

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individual and corporate customers in Montana, Idaho, Wyoming, Colorado, Utah and Washington through thirteen divisions of its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The treasury division was formed on January 1, 2013 to efficiently manage the Bank’s investment security portfolio and wholesale borrowings. The information technology division was formed on January 1, 2013 and includes the Bank’s internal data processing and information technology expenses that previously were included with the parent holding company. Each of the bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

Variable Interest Entities
A variable interest entity (“VIE”) exists when either 1) the entity’s total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. In addition, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has the power to direct the VIE’s significant activities and will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. The Company’s VIEs are regularly monitored to determine if any reconsideration events have occurred that could cause the primary beneficiary status to change.

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

The following table summarizes the carrying amounts of the VIEs’ assets and liabilities included in the Company’s consolidated financial statements at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,039	—	35,480	—
Premises and equipment, net	—	13,536	—	16,066
Accrued interest receivable	117	—	117	—
Other assets	843	153	1,114	143
Total assets	$36,999	13,689	36,711	16,209
Liabilities
Other borrowed funds	$4,555	1,723	4,555	3,639
Accrued interest payable	4	5	4	6
Other liabilities	151	189	182	136
Total liabilities	$4,710	1,917	4,741	3,781

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

Investment Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as HTM or trading are classified as available-for-sale (“AFS”) and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company reviews and analyzes the various risks that may be present within the investment securities portfolio on an ongoing basis, including market risk and credit risk. Market risk is the risk to an entity’s financial condition resulting from adverse changes in the value of its holdings arising from movements in interest rates, foreign exchange rates, equity prices or commodity prices. The Company assesses the market risk of individual securities as well as the investment securities portfolio as a whole. Credit risk, broadly defined, is the risk that an issuer or counterparty will fail to perform on an obligation. A security is investment grade if the issuer has an adequate capacity to meet its commitment over the expected life of the investment, i.e., the risk of default is low and full and timely repayment of interest and principal is expected. To determine investment grade status for securities, the Company conducts due diligence of the creditworthiness of the issuer or counterparty prior to acquisition and ongoing thereafter consistent with the risk characteristics of the security and the overall risk of the investment securities portfolio. Credit quality due diligence takes into account the extent to which a security is guaranteed by the U.S. government and other agencies of the U.S. government. The depth of the due diligence is based on the complexity of the structure, the size of the security, and takes into account material positions and specific groups of securities or stratifications for analysis and review of similar risk positions. The due diligence includes consideration of payment performance, collateral adequacy, internal analyses, third party research and analytics, external credit ratings and default statistics.

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

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. If impairment is determined to be other-than-temporary and the Company does not intend to sell a debt security, and it is more-likely-than-not the Company will not be required to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion (noncredit portion) in other comprehensive income, net of tax. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively, as an increase to the carrying amount of the security, over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans and are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized by charges to non-interest income. A sale is recognized when the Company surrenders control of the loan and consideration, is received in exchange. A gain is recognized in non-interest income to the extent the sales price exceeds the carrying value of the sold loan.

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

Loans that are thirty days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for ninety days or more. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments on non-accrual loans are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off impaired loans. For other loans on nonaccrual, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A TDR loan is considered an impaired loan and a specific valuation allowance is established when the fair value of the collateral-dependent loan or present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate based on the original contractual rate) is lower than the carrying value of the impaired loan. The Company has made the following types of loan modifications, some of which were considered a TDR:

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

Risk characteristics considered in the ALLL analysis applicable to each loan class within the Company's loan portfolio are as follows:

Residential Real Estate.  Residential real estate loans are secured by owner-occupied 1-4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans is impacted by economic conditions within the Company’s market areas that affect the value of the property securing the loans and affect the borrowers' personal incomes.  Mitigating risk factors for this loan class include a large number of borrowers, geographic dispersion of market areas and the loans are originated for relatively smaller amounts.

Commercial Real Estate.  Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operation of the property securing the loan and / or the business conducted on the property securing the loan.  Credit risk in these loans is impacted by the creditworthiness of a borrower, valuation of the property securing the loan and conditions within the local economies in the Company’s diverse, geographic market areas.

Commercial.  Commercial loans consist of loans to commercial customers for use in financing working capital needs, equipment purchases and business expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations across the Company’s diverse, geographic market areas.

Home Equity.  Home equity loans consist of junior lien mortgages and first and junior lien lines of credit (revolving open-end and amortizing closed-end) secured by owner-occupied 1-4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans is impacted by economic conditions within the Company’s market areas that affect the value of the residential property securing the loans and affect the borrowers' personal incomes.  Mitigating risk factors for this loan class are a large number of borrowers, geographic dispersion of market areas and the loans are originated for terms that range from 10 years to 15 years.

Other Consumer.  The other consumer loan portfolio consists of various short-term loans such as automobile loans and loans for other personal purposes.  Repayment of these loans is primarily dependent on the personal income of the borrowers.  Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s diverse, geographic market area) and the creditworthiness of a borrower.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Other Real Estate Owned
Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value, less estimated selling cost, at acquisition date (i.e., cost of the property). Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expense and the asset carrying value is reduced. Gain or loss on disposition of other real estate owned (“OREO”) is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2013 and 2012, no long-lived assets were considered impaired.

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

Core deposit intangible represents the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and is amortized using an accelerated method based on an estimated runoff of the related deposits. The core deposit intangible is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. For additional information relating to core deposit intangibles, see Note 6.

The Company tests goodwill for impairment at the reporting unit level annually during the third quarter. The Company has identified that each of the bank divisions are reporting units (i.e., components of the Glacier Bank operating segment) given that each division has a separate management team that regularly reviews its respective division financial information; however, the reporting units are aggregated into a single reporting unit due to the reporting units having similar economic characteristics.

The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than not reduce the fair value of a reporting units below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2013 and 2012 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

For additional information relating to goodwill, see Note 6.

Non-Marketable Equity Securities
Non-marketable equity securities primarily consists of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt.

Derivatives and Hedging Activities
For asset and liability management purposes, the Company has entered into interest rate swap agreements to hedge against changes in forecasted cash flows due to interest rate exposures. The interest rate swaps are recognized as assets or liabilities on the Company’s statements of financial condition and measured at fair value. Fair value estimates are obtained from third parties and are based on pricing models. The Company does not enter into interest rate swap agreements for trading or speculative purposes.

The Company takes into account the impact of bilateral collateral and master netting agreements that allows the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset the net interest rate swap derivative position with the related collateral when recognizing interest rate swap derivative assets and liabilities.

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

Deferred tax assets and liabilities are recognized for estimated future income tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.

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

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method. For additional information relating to earnings per share, see Note 15.

Stock-based Compensation
Stock-based compensation awards granted, comprised of stock options and restricted stock awards, are valued at fair value and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. For additional information relating to stock-based compensation, see Note 17.

Reclassifications
Certain reclassifications have been made to the 2012 and 2011 financial statements to conform to the 2013 presentation.

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

In January 2014, FASB amended FASB ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The amendment clarifies that an in substance repossession foreclosure occurs when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendment is effective for public business entities for interim and annual periods beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method as defined in the amendment. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In January 2014, FASB amended FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The amendments permit entities to make an accounting policy election for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The amendments should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

Note 2. Cash on Hand and in Banks

At December 31, 2013 and 2012, cash on hand and in banks primarily consisted of cash on hand and cash items in process. The Bank is required to maintain an average reserve balance with either the Federal Reserve Bank (“FRB”) or in the form of cash on hand. The required reserve balance at December 31, 2013 was $20,011,000.

Note 3. Investment Securities, Available-for-Sale

A comparison of the amortized cost and estimated fair value of the Company’s investment securities designated as available-for-sale is presented below.

	December 31, 2013
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government sponsored enterprises
Maturing after one year through five years	2.32%	$10,405	187	—	10,592
Maturing after five years through ten years	2.00%	36	—	—	36
	2.32%	10,441	187	—	10,628
State and local governments
Maturing within one year	2.22%	5,964	57	—	6,021
Maturing after one year through five years	2.06%	174,826	3,486	(448)	177,864
Maturing after five years through ten years	3.21%	58,835	831	(1,040)	58,626
Maturing after ten years	4.41%	1,137,722	27,247	(22,402)	1,142,567
	4.06%	1,377,347	31,621	(23,890)	1,385,078
Corporate bonds
Maturing within one year	2.17%	91,687	719	—	92,406
Maturing after one year through five years	2.09%	341,799	3,203	(1,676)	343,326
Maturing after five years through ten years	2.23%	6,851	—	(82)	6,769
	2.11%	440,337	3,922	(1,758)	442,501
Residential mortgage-backed securities	2.48%	1,380,816	14,071	(10,265)	1,384,622
Total investment securities	3.10%	$3,208,941	49,801	(35,913)	3,222,829

Note 3. Investment Securities, Available-for-Sale (continued)

	December 31, 2012
	Weighted	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Yield	Cost	Gains	Losses	Value
U.S. government and federal agency
Maturing within one year	1.62%	$201	1	—	202
U.S. government sponsored enterprises
Maturing after one year through five years	2.30%	17,064	371	—	17,435
Maturing after five years through ten years	2.03%	44	1	—	45
	2.29%	17,108	372	—	17,480
State and local governments
Maturing within one year	2.01%	4,288	28	(2)	4,314
Maturing after one year through five years	2.11%	149,497	4,142	(142)	153,497
Maturing after five years through ten years	2.95%	38,346	1,102	(99)	39,349
Maturing after ten years	4.70%	935,897	82,823	(1,362)	1,017,358
	4.29%	1,128,028	88,095	(1,605)	1,214,518
Corporate bonds
Maturing within one year	1.73%	18,412	51	—	18,463
Maturing after one year through five years	2.22%	250,027	4,018	(238)	253,807
Maturing after five years through ten years	2.23%	16,144	381	—	16,525
	2.19%	284,583	4,450	(238)	288,795
Collateralized debt obligations
Maturing after ten years	8.03%	1,708	—	—	1,708
Residential mortgage-backed securities	1.95%	2,156,049	8,860	(4,607)	2,160,302
Total investment securities	2.71%	$3,587,677	101,778	(6,450)	3,683,005

Included in the residential mortgage-backed securities are $2,602,000 and $46,733,000 as of December 31, 2013 and 2012, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based upon early prepayment of principal. Weighted-average yields are based on the interest method taking into account premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

Effective January 1, 2014, the Company reclassified obligations of state and local government securities with a fair value of approximately $484,583,000, inclusive of a net unrealized gain of $4,624,000, from AFS classification to HTM classification. The reclassification changed the allocation of the Company’s entire investment securities portfolio from 100 percent AFS to approximately 85 percent AFS and 15 percent HTM.

Note 3. Investment Securities, Available-for-Sale (continued)

The cost of each investment sold is determined by specific identification. Gain or loss on sale of investments consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Gross proceeds	$181,971	—	18,916
Less amortized cost	(182,270)	—	(18,570)
Net (loss) gain on sale of investments	$(299)	—	346
Gross gain on sale of investments	$3,723	—	1,048
Gross loss on sale of investments	(4,022)	—	(702)
Net (loss) gain on sale of investments	$(299)	—	346

At December 31, 2013 and 2012, the Company had investment securities with fair values of $1,635,316,000 and $1,525,400,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), interest rate swap agreements and deposits of several local government units.

Investments with an unrealized loss position are summarized as follows:

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$3	—	—	—	3	—
State and local governments	408,812	(17,838)	74,161	(6,052)	482,973	(23,890)
Corporate bonds	129,515	(1,672)	1,702	(86)	131,217	(1,758)
Residential mortgage-backed securities	457,611	(10,226)	1,993	(39)	459,604	(10,265)
Total temporarily impaired securities	$995,941	(29,736)	77,856	(6,177)	1,073,797	(35,913)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and local governments	$102,896	(1,531)	4,533	(74)	107,429	(1,605)
Corporate bonds	41,856	(238)	—	—	41,856	(238)
Residential mortgage-backed securities	955,235	(4,041)	62,905	(566)	1,018,140	(4,607)
Total temporarily impaired securities	$1,099,987	(5,810)	67,438	(640)	1,167,425	(6,450)

Based on an analysis of its investment securities with unrealized losses as of December 31, 2013 and 2012, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2013, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 4. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial and consumer and other loans. The loan portfolio is managed at the class level which is comprised of the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following tables are presented for each portfolio class of loans receivable and provide information about the ALLL, loans receivable, impaired loans and TDRs.

The following schedules summarize the activity in the ALLL:

	Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	6,887	(921)	(3,670)	10,271	868	339
Charge-offs	(13,643)	(793)	(3,736)	(4,671)	(2,594)	(1,849)
Recoveries	6,253	299	3,340	1,463	366	785
Balance at end of period	$130,351	14,067	70,332	28,630	9,299	8,023

	Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	21,525	2,879	11,012	4,690	324	2,620
Charge-offs	(34,672)	(5,267)	(16,339)	(5,239)	(4,369)	(3,458)
Recoveries	6,485	643	2,805	1,283	1,088	666
Balance at end of period	$130,854	15,482	74,398	21,567	10,659	8,748

	Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,107	20,957	76,147	19,932	13,334	6,737
Provision for loan losses	64,500	1,455	39,563	10,709	4,450	8,323
Charge-offs	(69,366)	(5,671)	(42,042)	(10,386)	(4,644)	(6,623)
Recoveries	5,275	486	3,252	578	476	483
Balance at end of period	$137,516	17,227	76,920	20,833	13,616	8,920

Note 4. Loans Receivable, Net (continued)

The following schedules disclose the ALLL and loans receivable:

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,949	990	3,763	6,155	265	776
Collectively evaluated for impairment	118,402	13,077	66,569	22,475	9,034	7,247
Total allowance for loan and lease losses	$130,351	14,067	70,332	28,630	9,299	8,023
Loans receivable
Individually evaluated for impairment	$199,680	24,070	119,526	41,504	9,039	5,541
Collectively evaluated for impairment	3,863,158	553,519	1,929,721	810,532	357,426	211,960
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$15,534	1,680	7,716	3,859	870	1,409
Collectively evaluated for impairment	115,320	13,802	66,682	17,708	9,789	7,339
Total allowance for loan and lease losses	$130,854	15,482	74,398	21,567	10,659	8,748
Loans receivable
Individually evaluated for impairment	$201,735	25,862	125,282	33,593	11,074	5,924
Collectively evaluated for impairment	3,195,690	490,605	1,530,226	589,804	392,851	192,204
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2013 and 2012. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2013.

Net deferred fees, costs, premiums and discounts of $10,662,000 and $1,379,000 were included in the loans receivable balance at December 31, 2013 and 2012, respectively. The increase in net deferred fees, costs, premiums and discounts from the prior year was primarily due to the acquisitions of Wheatland and NCBI. For additional information relating to acquisitions, see Note 22. At December 31, 2013, the Company had $2,566,042,000 in variable rate loans and $1,496,796,000 in fixed rate loans. The weighted-average interest rate on loans was 5.04 percent and 5.33 percent at December 31, 2013 and 2012, respectively. At December 31, 2013, 2012, and 2011, loans sold and serviced for others were $148,376,000, $116,439,000, and $160,465,000, respectively. At December 31, 2013, the Company had loans of $2,579,874,000 pledged as collateral for FHLB advances and FRB discount window. There were no significant purchases or sales of loans designated held-to-maturity during 2013 and 2012.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2013 and 2012 was $35,224,000 and $33,869,000, respectively. During 2013, new loans to such related parties were $4,311,000 and repayments were $2,956,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Note 4. Loans Receivable, Net (continued)

The following schedules disclose the impaired loans:

	At or for the Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$61,503	7,233	23,917	27,015	886	2,452
Unpaid principal balance	63,406	7,394	25,331	27,238	949	2,494
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	59,823	7,237	26,105	22,460	767	3,254
Loans without a specific valuation allowance
Recorded balance	$138,177	16,837	95,609	14,489	8,153	3,089
Unpaid principal balance	169,082	18,033	119,017	19,156	9,631	3,245
Average balance	139,129	18,103	95,808	14,106	8,844	2,268
Totals
Recorded balance	$199,680	24,070	119,526	41,504	9,039	5,541
Unpaid principal balance	232,488	25,427	144,348	46,394	10,580	5,739
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	198,952	25,340	121,913	36,566	9,611	5,522

	At or for the Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$62,759	7,334	29,595	21,205	1,354	3,271
Unpaid principal balance	70,261	7,459	36,887	21,278	1,362	3,275
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	76,656	12,797	36,164	22,665	1,390	3,640
Loans without a specific valuation allowance
Recorded balance	$138,976	18,528	95,687	12,388	9,720	2,653
Unpaid principal balance	149,412	19,613	102,798	14,318	9,965	2,718
Average balance	162,505	16,034	111,554	19,733	11,993	3,191
Totals
Recorded balance	$201,735	25,862	125,282	33,593	11,074	5,924
Unpaid principal balance	219,673	27,072	139,685	35,596	11,327	5,993
Specific valuation allowance	15,534	1,680	7,716	3,859	870	1,409
Average balance	239,161	28,831	147,718	42,398	13,383	6,831

Interest income recognized on impaired loans for the years ended December 31, 2013, 2012, and 2011 was not significant.

Note 4. Loans Receivable, Net (continued)

The following is a loans receivable aging analysis:

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,761	10,367	7,016	3,673	2,432	2,273
Accruing loans 60-89 days past due	6,355	1,055	2,709	1,421	668	502
Accruing loans 90 days or more past due	604	429	—	160	5	10
Non-accrual loans	81,956	10,702	51,438	10,139	7,950	1,727
Total past due and non-accrual loans	114,676	22,553	61,163	15,393	11,055	4,512
Current loans receivable	3,948,162	555,036	1,988,084	836,643	355,410	212,989
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

	December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,454	3,897	7,424	2,020	2,872	1,241
Accruing loans 60-89 days past due	9,643	1,870	3,745	645	2,980	403
Accruing loans 90 days or more past due	1,479	451	594	197	188	49
Non-accrual loans	96,933	14,237	55,687	13,200	11,241	2,568
Total past due and non-accrual loans	125,509	20,455	67,450	16,062	17,281	4,261
Current loans receivable	3,271,916	496,012	1,588,058	607,335	386,644	193,867
Total loans receivable	$3,397,425	516,467	1,655,508	623,397	403,925	198,128

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $4,122,000, $5,161,000, and $7,441,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	63	9	21	23	2	8
Pre-modification recorded balance	$29,046	1,907	20,334	6,087	147	571
Post-modification recorded balance	$29,359	2,293	20,334	6,087	147	498
Troubled debt restructurings that subsequently defaulted
Number of loans	5	1	1	3	—	—
Recorded balance	$849	265	79	505	—	—

Note 4. Loans Receivable, Net (continued)

	Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	198	11	85	75	10	17
Pre-modification recorded balance	$90,747	2,280	57,382	28,639	1,358	1,088
Post-modification recorded balance	$89,558	2,281	56,120	28,711	1,358	1,088
Troubled debt restructurings that subsequently defaulted
Number of loans	14	—	4	6	3	1
Recorded balance	$8,304	—	6,192	1,753	301	58

	Year ended December 31, 2011
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	338	20	120	149	22	27
Pre-modification recorded balance	$158,295	13,500	109,593	20,446	9,198	5,558
Post-modification recorded balance	$155,827	13,452	107,778	20,434	9,200	4,963
Troubled debt restructurings that subsequently defaulted
Number of loans	66	4	29	22	7	4
Recorded balance	$41,236	2,291	32,615	2,718	3,202	410

For the years ended December 31, 2013, 2012 and 2011 the majority of TDRs occurring in most loan classes was a result of an extension of the maturity date which aggregated 71 percent, 49 percent and 58 percent, respectively, of total TDRs. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 87 percent, 36 percent and 56 percent, respectively, was a result of an extension of the maturity date and 9 percent, 30 percent and 31 percent, respectively, was due to a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $18,345,000, $39,769,000 and $96,528,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs for all years was in commercial real estate.

There were $2,024,000 and $4,534,000 of additional unfunded commitments on TDRs outstanding at December 31, 2013 and 2012, respectively. The amount of charge-offs on TDRs during 2013, 2012 and 2011 was $1,945,000, $6,271,000 and $8,792,000, respectively.

Note 5. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following at:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Land	$27,260	25,027
Office buildings and construction in progress	159,391	153,340
Furniture, fixtures and equipment	66,375	63,467
Leasehold improvements	7,589	7,393
Accumulated depreciation	(92,944)	(90,238)
Net premises and equipment	$167,671	158,989

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $10,485,000, $10,615,000, and $10,443,000, respectively.

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2013, 2012, and 2011 was $2,912,000, $2,868,000, and $3,239,000, respectively. Amortization of building capital lease assets is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2013, 2012, and 2011 was $142,000, $410,000, and $937,000. The decrease in the related party rent expense from the prior years was due to combining the bank subsidiaries in 2012, which resulted in a decrease in the number of related parties.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2013 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2014	$828	2,297	3,125
2015	195	2,120	2,315
2016	197	1,879	2,076
2017	200	1,577	1,777
2018	203	1,375	1,578
Thereafter	546	2,900	3,446
Total minimum lease payments	2,169	12,148	14,317
Less: Amount representing interest	479
Present value of minimum lease payments	1,690
Less: Current portion of obligations under capital leases	708
Long-term portion of obligations under capital leases	$982

Note 6. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Gross carrying value	$27,857	22,404	28,248
Accumulated amortization	(18,345)	(16,230)	(19,964)
Net carrying value	$9,512	6,174	8,284
Aggregate amortization expense	$2,401	2,110	2,473
Weighted-average amortization period
(Period in years)	9.5
Estimated amortization expense for the years ending December 31,
2014	$2,650
2015	2,198
2016	1,700
2017	828
2018	430

Core deposit intangibles increased $5,739,000 during 2013 due to the acquisitions of Wheatland and NCBI. For additional information relating to acquisitions, see Note 22.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net carrying value at beginning of period	$106,100	106,100	146,259
Acquisitions	23,606	—	—
Impairment charge	—	—	(40,159)
Net carrying value at end of period	$129,706	106,100	106,100

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Gross carrying value	$169,865	146,259
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$129,706	106,100

Note 6. Other Intangible Assets and Goodwill (continued)

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2013 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2013 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2013. However, changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Due to high levels of volatility and dislocation in prices of shares of publicly-held, exchange listed banking companies in 2011, a goodwill impairment charge was recognized by the Company during the third quarter of 2011. The method utilized for the 2011 two-step impairment analysis and the corresponding amount of the impairment charge included quoted stock market prices for other banks, discounted cash flows and inputs from comparable transactions.

Note 7. Deposits

Deposits consist of the following at:

(Dollars in thousands)	December 31, 2013		December 31, 2012
Non-interest bearing deposits	$1,374,419	24.6%	1,191,933	22.2%
NOW accounts	1,113,878	20.0%	988,984	18.4%
Savings accounts	600,998	10.8%	478,809	8.9%
Money market deposit accounts	1,168,918	20.9%	931,370	17.4%
Certificate accounts	1,116,622	20.0%	1,015,491	19.0%
Wholesale deposits [1]	205,132	3.7%	757,874	14.1%
Total interest bearing deposits	4,205,548	75.4%	4,172,528	77.8%
Total deposits	$5,579,967	100.0%	5,364,461	100.0%
Deposits with a balance of $100,000 and greater
Demand deposits	$2,685,577		2,361,528
Certificate accounts	661,924		1,044,488
Total balances of $100,000 and greater	$3,347,501		3,406,016
__________
 1 Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

The scheduled maturities of time deposits are as follows and include $51,979,000 of wholesale deposits as of December 31, 2013:

(Dollars in thousands)	Amount
Years ending December 31,
2014	$864,633
2015	164,104
2016	79,425
2017	33,975
2018	19,244
Thereafter	7,220
$1,168,601

Note 7. Deposits (continued)

The Company reclassified $3,422,000 and $3,482,000 of overdraft demand deposits to loans as of December 31, 2013 and 2012, respectively. The Company has entered into deposit transactions with its executive officers and directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2013, and 2012 was $12,770,000 and $20,404,000, respectively.

Debit card expense for the years ended December 31, 2013, 2012, and 2011 was $6,131,000, $4,497,000, and $4,400,000, respectively, and was included in other expense in the Company’s statements of operations.

Note 8. Securities Sold Under Agreements to Repurchase

Repurchase agreements consist of the following:

	December 31, 2013
(Dollars in thousands)	Repurchase Amount	Weighted- Average Fixed Rate	Amortized Cost of Underlying Assets	Fair Value of Underlying Assets
Overnight	$303,709	0.28%	$304,263	312,856
Maturing within 30 days	9,685	0.32%	11,095	11,301
	$313,394	0.28%	$315,358	324,157

	December 31, 2012
(Dollars in thousands)	Repurchase Amount	Weighted- Average Fixed Rate	Amortized Cost of Underlying Assets	Fair Value of Underlying Assets
Overnight	$285,349	0.32%	$287,597	293,958
Maturing within 30 days	4,159	0.50%	4,228	4,306
	$289,508	0.32%	$291,825	298,264

The securities, consisting of U.S. government sponsored enterprises issued or guaranteed residential mortgage-backed securities, subject to agreements to repurchase, were for the same securities originally sold, and were held in custody accounts by third parties. The fair value of collateral utilized for repurchase agreements is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Borrowings

Each FHLB advance bears a fixed rate of interest and consists of the following:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$559,084	0.24%	$720,000	0.28%
Maturing one year through two years	77,979	3.36%	—	—%
Maturing two years through three years	45,042	2.99%	75,000	3.48%
Maturing three years through four years	—	—%	45,000	2.99%
Maturing four years through five years	20,250	2.83%	—	—%
Thereafter	137,827	3.12%	157,013	3.07%
Total	$840,182	1.21%	$997,013	1.09%

Note 9. Borrowings (continued)

In addition to specifically pledged loans and investment securities, FHLB advances are collateralized by FHLB stock owned by the Company and a blanket assignment of the unpledged qualifying loans and investments.

With respect to $275,000,000 of FHLB advances at December 31, 2013, FHLB holds put options that will be exercised on the quarterly measurement date when 3-month LIBOR is 8 percent or greater. The FHLB put options as of December 31, 2013 are summarized as follows:

(Dollars in thousands)	Amount	Interest Rate
Maturing during years ending December 31,
2015	$75,000	3.16% - 3.64%
2016	45,000	2.93% - 3.05%
2018	20,000	2.73% - 2.85%
2021	135,000	2.88% - 3.43%
	$275,000

The Company’s remaining borrowings consisted of capital lease obligations, liens on OREO and other debt obligations through consolidation of certain VIEs. At December 31, 2013, the Company had $255,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

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

Subject to prior approval by the FRB, the trust preferred securities may be redeemed at par prior to maturity at the Company’s option on or after the redemption date. All of the Company’s trust preferred securities have reached the redemption date and could be redeemed at the Company’s option. The trust preferred securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in 1) subsidiary trusts becoming subject to federal income tax on income received on the subordinated debentures, 2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes, 3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended, or 4) loss of the ability to treat the trust preferred securities as Tier 1 capital under the FRB capital adequacy guidelines.

For regulatory purposes, the FRB has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Act require the FRB to exclude trust preferred securities from Tier 1 capital, but a grandfather provision permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Company’s trust preferred securities qualified as Tier 1 instruments at December 31, 2013.

Note 10. Subordinated Debentures (continued)

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2013		Variable Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
First Company Statutory Trust 2001	$3,018	3.537%	3 mo LIBOR plus 3.30	07/31/2031
First Company Statutory Trust 2003	2,227	3.496%	3 mo LIBOR plus 3.25	03/26/2033
Glacier Capital Trust II	46,393	2.994%	3 mo LIBOR plus 2.75	04/07/2034
Citizens (ID) Statutory Trust I	5,155	2.894%	3 mo LIBOR plus 2.65	06/17/2034
Glacier Capital Trust III	36,083	1.533%	3 mo LIBOR plus 1.29	04/07/2036
Glacier Capital Trust IV	30,928	1.813%	3 mo LIBOR plus 1.57	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,758	2.058%	3 mo LIBOR plus 1.82	03/01/2037
	$125,562

Note 11. Derivatives and Hedging Activities

The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s forecasted variable rate borrowings. The Company recognizes interest rate swaps as either assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable. As a result, the Company could have interest rate swaps with negative fair values included in other assets on the statements of financial condition and interest rate swaps with positive fair values included in other liabilities.

The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were over-the-counter contracts. The contracts were entered into by the Company with a single counterparty and the specific agreement of terms were negotiated, including forecasted notional amounts, interest rates and maturity dates.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the agreements. The Company controls the credit risk through monitoring procedures and does not expect the counterparty to fail on its obligations. The Company only conducts business with primary dealers as and believes that the credit risk inherent in these contracts was not significant.

The Company’s interest rate swap derivative financial instruments as of December 31, 2013 are as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Term [2]
Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov 30, 2015 - Nov. 30, 2022
__________
1 The Company pays the fixed interest rate and the counterparty pays the Company the variable interest rate.
2 No cash will be exchanged prior to the term.

The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate, thereby protecting the Company from floating interest rate variability.

Note 11. Derivatives and Hedging Activities (continued)

The following table discloses the offsetting of financial assets and interest rate swap derivative assets:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$6,844	(4,948)	1,896	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$4,948	(4,948)	—	16,832	—	16,832

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $6,918,000 at December 31, 2013. There was $0 collateral pledged from the counterparty to the Company as of December 31, 2013. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 12. Regulatory Capital

The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2013
	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,005,980	18.97%	$424,322	8.00%	$530,402	10.00%
Glacier Bank	948,618	17.93%	423,235	8.00%	529,044	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$938,887	17.70%	$212,161	4.00%	$318,241	6.00%
Glacier Bank	881,692	16.67%	211,618	4.00%	317,426	6.00%
Tier 1 capital (to average assets)
Consolidated	$938,887	12.11%	$310,082	4.00%	N/A	N/A
Glacier Bank	881,692	11.44%	308,281	4.00%	$385,351	5.00%

Note 12. Regulatory Capital (continued)

	December 31, 2012
	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$923,574	20.09%	$367,701	8.00%	$459,627	10.00%
Glacier Bank	851,819	18.79%	362,711	8.00%	453,388	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$865,213	18.82%	$183,851	4.00%	$275,776	6.00%
Glacier Bank	794,228	17.52%	181,355	4.00%	272,033	6.00%
Tier 1 capital (to average assets)
Consolidated	$865,213	11.31%	$306,005	4.00%	N/A	N/A
Glacier Bank	794,228	10.55%	301,013	4.00%	$376,267	5.00%

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

At December 31, 2013 and 2012, the Bank’s capital measures exceeded the well capitalized threshold, which requires Total capital (to risk-weighted assets) of at least 10 percent, Tier 1 capital (to risk-weighted assets) of at least 6 percent, and Tier 1 capital (to average assets) of at least 5 percent. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial condition. There are no conditions or events since year end that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state.

Note 13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Unrealized gains on available-for-sale securities	$13,888	95,328
Tax effect	(5,403)	(37,083)
Net of tax amount	8,485	58,245
Unrealized gains (losses) on derivatives used for cash flow hedges	1,896	(16,832)
Tax effect	(736)	6,549
Net of tax amount	1,160	(10,283)
Total accumulated other comprehensive income	$9,645	47,962

Note 14. Federal and State Income Taxes

The following is a summary of consolidated income tax expense (benefit):

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Current
Federal	$18,377	12,718	8,836
State	7,007	5,522	4,191
Total current income tax expense	25,384	18,240	13,027
Deferred
Federal	3,918	708	(11,256)
State	715	129	(2,052)
Total deferred income tax expense (benefit)	4,633	837	(13,308)
Total income tax expense (benefit)	$30,017	19,077	(281)

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended
	December 31, 2013	December 31, 2012	December 31, 2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.0%	3.9%	8.1%
Tax-exempt interest income	(12.2)%	(14.0)%	(65.5)%
Tax credits	(3.2)%	(4.2)%	(22.1)%
Goodwill impairment charge	—%	—%	42.3%
Other, net	0.3%	(0.5)%	0.6%
Effective tax rate	23.9%	20.2%	(1.6)%

Note 14. Federal and State Income Taxes (continued)

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Deferred tax assets
Allowance for loan and lease losses	$50,652	50,963
Other real estate owned	8,041	7,685
Deferred compensation	4,837	3,129
Employee benefits	3,132	2,715
Federal income tax credits	2,778	3,543
Interest rate swap agreements	—	6,549
Other	7,813	7,835
Total gross deferred tax assets	77,253	82,419
Deferred tax liabilities
FHLB stock dividends	(10,359)	(10,143)
Deferred loan costs	(6,058)	(5,316)
Available-for-sale securities	(5,402)	(37,083)
Depreciation of premises and equipment	(3,939)	(5,437)
Intangibles	(3,099)	(1,117)
Interest rate swap agreements	(736)	—
Other	(4,111)	(2,929)
Total gross deferred tax liabilities	(33,704)	(62,025)
Net deferred tax asset	$43,549	20,394

The Company’s federal income tax credit carryforwards will expire in 2033.

The Company and the Bank join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2013:

Years ended December 31,
Federal	2009, 2010, 2011 and 2012
Montana	2010, 2011 and 2012
Idaho	2009, 2010, 2011 and 2012
Colorado	2009, 2010, 2011 and 2012
Utah	2010, 2011 and 2012

The Company had no unrecognized income tax benefits as of December 31, 2013, and 2012. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2013, 2012, and 2011 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2013, and 2012.

Note 14. Federal and State Income Taxes (continued)

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2013, and 2012. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Retained earnings at December 31, 2013 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal income tax purposes.

Note 15. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Net income available to common stockholders, basic and diluted	$95,644	75,516	17,471
Average outstanding shares - basic	73,191,713	71,928,570	71,915,073
Add: dilutive stock options and awards	68,565	86	—
Average outstanding shares - diluted	73,260,278	71,928,656	71,915,073
Basic earnings per share	$1.31	1.05	0.24
Diluted earnings per share	$1.31	1.05	0.24

There were 38,915, 879,525 and 1,567,561 options excluded from the diluted average outstanding share calculation for December 31, 2013, 2012, and 2011, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2013, 2012, and 2011 was $5,862,000, $3,974,000 and $2,043,000 respectively.

The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2013, 2012 and 2011 was $1,935,000, $1,751,000, and $1,644,000, respectively.

The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plans was $376,000, $278,000, and $362,000, for the years ending December 31, 2013, 2012, and 2011, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2013, 2012, and 2011 for the plans was $515,000, $231,000 and $54,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2013 and 2012, the liability related to the obligations was $5,042,000 and $1,255,000 and was included in other liabilities. The total earnings for the years ended December 31, 2013, 2012, and 2011 for the acquired plans was insignificant.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2013, 2012 and 2011 was $76,000, $47,000, and $21,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2013, 2012, and 2011 for this plan was $48,000, $37,000, and $9,000, respectively.

The Company has elected to self-insure certain costs related to employee health and dental benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an aggregate and individual claims basis for the employee health benefit programs.

The Company has entered into employment contracts with 26 senior officers that provide benefits under certain conditions following a change in control of the Company.

Note 17. Stock-based Compensation Plans

The Company has the following stock-based compensation plans outstanding: 1) the Directors 1994 Stock Option Plan and 2) the 2005 Stock Incentive Plan. The Directors 1994 Stock Option Plan was approved to provide for the grant of stock options to outside Directors of the Company. The Directors 1994 Stock Option Plan expired in March of 2009 and has granted but unexpired stock options outstanding at December 31, 2013. The 2005 Stock Incentive Plan provides awards to certain full-time employees and directors of the Company. The 2005 Stock Incentive Plan permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. At December 31, 2013, the number of shares available to grant to employees and directors was 4,116,931.

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

The fair value of stock options granted is estimated at the date of grant using the Black Scholes option-pricing model. The Company uses historical data to estimate option exercise and termination within the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield in effect at the time of the grant. The stock option grants generally vest upon six months or two years of service for directors and employees, respectively, and generally expire in five years. Expected volatilities are based on historical volatility and other factors. There were no stock options granted during 2013, 2012 or 2011.

Compensation expense related to stock options for the years ended December 31, 2013, 2012 and 2011 was $0, $4,000 and $74,000, respectively, and the recognized income tax benefit related to this expense was $0, $2,000 and $29,000. There was no unrecognized compensation cost related to stock options as of December 31, 2013.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1,907,000, $3,000 and $0, respectively, and the income tax benefit received related to these exercises was $742,000, $1,000 and $0. Total cash received from options exercised during the years ended December 31, 2013, 2012 and 2011 was $4,327,000, $81,000 and $0. Upon exercise of stock options, the shares are issued from the Company’s authorized stock balance.

Changes in shares granted for stock options for the year ended December 31, 2013 are summarized as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	791,440	$16.95
Exercised	(281,560)	15.37
Forfeited or expired	(451,070)	18.14
Outstanding at December 31, 2013	58,810	15.47
Exercisable at December 31, 2013	58,810	15.47

The average remaining life on stock options outstanding and exercisable at December 31, 2013 is one month. The aggregate intrinsic value of the outstanding and exercisable shares at December 31, 2013 was $842,000.

Note 17. Stock-based Compensation Plans (continued)

Restricted Stock Awards
The Company has awarded restricted stock to certain executive officers and directors under the 2005 Stock Incentive Plan. Common stock issued under restricted stock awards may be issued under the terms of a vesting schedule or with an immediate vest and may not be sold or otherwise transferred until restrictions have lapsed. The recipient does not have voting rights until the restricted stock award has vested. Dividends paid on the restricted shares during the restriction period are paid immediately in cash. The fair value of the restricted stock awarded is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock awards for the years ended December 31, 2013 and 2012 was $768,000 and $243,000, respectively, and the recognized income tax benefit related to this expense was $299,000 and $96,000. As of December 31, 2013, $1,348,000 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of restricted stock awards that vested during the years ended December 31, 2013 and 2012 was $197,000 and $243,000, respectively, and the income tax benefit recognized related to these awards was $77,000 and $96,000. Upon vesting of restricted stock awards, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock award activity for the year ended December 31, 2013:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	131,262	16.76
Vested	(11,753)	16.76
Forfeited	(2,067)	16.76
Non-vested at December 31, 2013	117,442	16.76

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Statements of Financial Condition

(Dollars in thousands)	December 31, 2013	December 31, 2012
Assets
Cash on hand and in banks	$1,582	2,540
Interest bearing cash deposits	49,097	9,887
Cash and cash equivalents	50,679	12,427
Investment securities, available-for-sale	87	29,457
Other assets	9,050	23,221
Investment in subsidiaries	1,040,104	972,218
Total assets	$1,099,920	1,037,323
Liabilities and Stockholders’ Equity
Subordinated debentures	$125,562	125,418
Other liabilities	11,108	10,956
Total liabilities	136,670	136,374
Common stock	744	719
Paid-in capital	690,918	641,737
Retained earnings	261,943	210,531
Accumulated other comprehensive income	9,645	47,962
Total stockholders’ equity	963,250	900,949
Total liabilities and stockholders’ equity	$1,099,920	1,037,323

Statements of Operations

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Income
Dividends from subsidiaries	$65,445	78,209	43,450
Loss on sale of investments	(3,248)	—	—
Other income	966	566	864
Intercompany charges for services	7,387	16,041	14,438
Total income	70,550	94,816	58,752
Expenses
Compensation and employee benefits	9,175	12,392	9,185
Other operating expenses	6,536	10,267	11,827
Total expenses	15,711	22,659	21,012
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	54,839	72,157	37,740
Income tax benefit	3,676	2,319	2,176
Income before equity in undistributed net income (loss) of subsidiaries	58,515	74,476	39,916
Equity in undistributed net income (loss) of subsidiaries	37,129	1,040	(22,825)
Net Income	$95,644	75,516	17,091

Note 18. Parent Holding Company Information (Condensed) (continued)

Statements of Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net Income	$95,644	75,516	17,091
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(81,739)	31,617	63,190
Reclassification adjustment for losses (gains) included in net income	299	—	(346)
Net unrealized (losses) gains on securities	(81,440)	31,617	62,844
Tax effect	31,680	(12,300)	(24,444)
Net of tax amount	(49,760)	19,317	38,400
Unrealized gains (losses) on derivatives used for cash flow hedges	18,728	(7,926)	(8,906)
Tax effect	(7,285)	3,084	3,465
Net of tax amount	11,443	(4,842)	(5,441)
Total other comprehensive (loss) income, net of tax	(38,317)	14,475	32,959
Total Comprehensive Income	$57,327	89,991	50,050

Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Operating Activities
Net income	$95,644	75,516	17,091
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income (in excess of) less than dividends distributed	(37,129)	(1,040)	22,825
Loss on sale of investments	3,248	—	—
Excess tax deficiencies from stock-based compensation	223	8	—
Net change in other assets and other liabilities	2,575	3,684	1,215
Net cash provided by operating activities	64,561	78,168	41,131
Investing Activities
Proceeds from sales, maturities and prepayments of securities available-for-sale	26,561	787	1,376
Changes in investment securities and other stock - intercompany	(946)	(19,183)	—
Equity contribution to subsidiaries	(11,336)	(28,500)	(1,110)
Net addition of premises and equipment	(603)	(2,927)	(1,920)
Net cash provided by (used in) investing activities	13,676	(49,823)	(1,654)
Financing Activities
Net increase in other borrowed funds	144	143	143
Cash dividends paid	(44,232)	(47,472)	(37,395)
Excess tax deficiencies from stock-based compensation	(223)	(8)	—
Proceeds from stock options exercised	4,326	81	—
Net cash used in financing activities	(39,985)	(47,256)	(37,252)
Net increase (decrease) in cash and cash equivalents	38,252	(18,911)	2,225
Cash and cash equivalents at beginning of year	12,427	31,338	29,113
Cash and cash equivalents at end of year	$50,679	12,427	31,338

Note 19. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2013
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$57,955	62,151	69,531	73,939
Interest expense	7,458	7,185	7,186	6,929
Net interest income	50,497	54,966	62,345	67,010
Provision for loan losses	2,100	1,078	1,907	1,802
Net interest income after provision for loan losses	48,397	53,888	60,438	65,208
Non-interest income	22,950	23,222	23,873	23,002
Non-interest expense	43,434	48,481	50,368	53,034
Income before income taxes	27,913	28,629	33,943	35,176
Federal and state income tax expense	7,145	5,927	8,315	8,630
Net income	20,768	22,702	25,628	26,546
Basic earnings per share	0.29	0.31	0.35	0.36
Diluted earnings per share	0.29	0.31	0.35	0.36

	Quarters ended 2012
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$67,884	64,192	62,015	59,666
Interest expense	9,598	9,044	8,907	8,165
Net interest income	58,286	55,148	53,108	51,501
Provision for loan losses	8,625	7,925	2,700	2,275
Net interest income after provision for loan losses	49,661	47,223	50,408	49,226
Non-interest income	20,338	21,791	23,974	25,393
Non-interest expense	49,045	46,190	50,178	48,008
Income before income taxes	20,954	22,824	24,204	26,611
Federal and state income tax expense	4,621	3,843	4,760	5,853
Net income	16,333	18,981	19,444	20,758
Basic earnings per share	0.23	0.26	0.27	0.29
Diluted earnings per share	0.23	0.26	0.27	0.29

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2013 and 2012.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2013.

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

Fair value determinations of investment securities are the responsibility of the Company’s corporate accounting and treasury departments. The Company obtains fair value estimates from independent third party vendors on a monthly basis. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for investment securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. In assessing credit risk, the Company reviews payment performance, collateral adequacy, third party research and analyses, credit rating histories and issuers’ financial statements. For those markets determined to be inactive or limited, the valuation techniques used are models for which management has verified that discount rates are appropriately adjusted to reflect illiquidity and credit risk. The Company also independently obtains cash flow estimates that are stressed at levels that exceed those used by the independent third party pricing vendors.

Interest rate swap derivative financial instruments: fair values for interest rate swap derivative financial instruments are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value include the 3 month LIBOR forward curve to estimate variable rate cash inflows and the Fed Funds Effective Swap Rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference is discounted to a present value to estimate the fair value of the interest rate swaps. The Company also obtains and compares the reasonableness of the pricing from an independent third party.

Note 20. Fair Value of Assets and Liabilities (continued)

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$10,628	—	10,628	—
State and local governments	1,385,078	—	1,385,078	—
Corporate bonds	442,501	—	442,501	—
Residential mortgage-backed securities	1,384,622	—	1,384,622	—
Interest rate swaps	1,896	—	1,896	—
Total assets measured at fair value on a recurring basis	$3,224,725	—	3,224,725	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$202	—	202	—
U.S. government sponsored enterprises	17,480	—	17,480	—
State and local governments	1,214,518	—	1,214,518	—
Corporate bonds	288,795	—	288,795	—
Collateralized debt obligations	1,708	—	1,708	—
Residential mortgage-backed securities	2,160,302	—	2,160,302	—
Total assets measured at fair value on a recurring basis	$3,683,005	—	3,683,005	—
Interest rate swaps	$16,832	—	16,832	—
Total liabilities measured at fair value on a recurring basis	$16,832	—	16,832	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2013.

Other real estate owned: OREO is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell. Estimated fair value of OREO is based on appraisals or evaluations (new or updated). OREO is classified within Level 3 of the fair value hierarchy.

Note 20. Fair Value of Assets and Liabilities (continued)

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$10,888	—	—	10,888
Collateral-dependent impaired loans, net of ALLL	18,670	—	—	18,670
Total assets measured at fair value on a non-recurring basis	$29,558	—	—	29,558

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$13,983	—	—	13,983
Collateral-dependent impaired loans, net of ALLL	22,966	—	—	22,966
Total assets measured at fair value on a non-recurring basis	$36,949	—	—	36,949

Note 20. Fair Value of Assets and Liabilities (continued)

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$9,278	Sales comparison approach	Selling costs	7.0% - 10.0% (7.7%)
			Adjustment to comparables	0.0% - 37.5% (1.4%)
	1,610	Combined approach	Selling costs	5.0% - 10.0% (7.5%)
			Discount rate	8.5% - 8.5% (8.5%)
			Adjustment to comparables	25.0% - 25.0% (25.0%)
$10,888
Collateral-dependent impaired loans, net of ALLL	$4,076	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	11,784	Sales comparison approach	Selling costs	0.0% - 10.0% (7.9%)
			Adjustment to comparables	0.0% - 1.0% (0.0%)
	2,810	Combined approach	Selling costs	0.0% - 8.0% (7.8%)
			Discount rate	7.3% - 7.3% (7.3%)
			Adjustment to comparables	10.0% - 50.0% (18.9%)
$18,670

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$93	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	11,787	Sales comparison approach	Selling costs	7.0% - 14.0% (7.9%)
			Adjustment to comparables	0.0% - 37.0% (11.7%)
	2,103	Combined approach	Selling costs	5.0% - 8.0% (6.6%)
			Discount rate	25.0% - 25.0% (25.0%)
			Adjustment to comparables	0.0% - 30.0% (7.7%)
$13,983
Collateral-dependent impaired loans, net of ALLL	$84	Cost approach	Selling costs	8.0% - 8.0% (8.0%)
	5,509	Income approach	Selling costs	8.0% - 10.0% (8.2%)
			Discount rate	0.0% - 8.3% (6.3%)
	12,878	Sales comparison approach	Selling costs	0.0% - 16.0% (8.6%)
			Adjustment to comparables	0.0% - 12.0% (1.6%)
	4,495	Combined approach	Selling costs	8.0% - 10.0% (8.4%)
			Discount rate	8.0% - 8.0% (8.0%)
			Adjustment to comparables	0.0% - 36.0% (17.6%)
$22,966
__________
1 The range for selling costs and adjustments to comparables indicate reductions to the fair value.

Note 20. Fair Value of Assets and Liabilities (continued)

Fair Value of Financial Instruments
The following is a description of the methods used to estimate the fair value of all other assets and liabilities recognized at amounts other than fair value.

Cash and cash equivalents: fair value is estimated at book value.

Loans held for sale: fair value is estimated at book value.

Loans receivable, net of ALLL: fair value is estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities. The market rates used are based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 and all other loans are classified as Level 2 within the valuation hierarchy.

Accrued interest receivable: fair value is estimated at book value.

Non-marketable equity securities: fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from an independent third party and reviewed by the Company. The rates were the average of current rates offered by the Company’s local competitors. The estimated fair value of demand, NOW, savings, and money market deposits is the book value since rates are regularly adjusted to market rates and transactions are executed at book value daily. Therefore, such deposits are classified in Level 1 of the valuation hierarchy. Certificate accounts and wholesale deposits are classified as Level 2 within the hierarchy.

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

Note 20. Fair Value of Assets and Liabilities (continued)

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$155,657	155,657	—	—
Investment securities, available-for-sale	3,222,829	—	3,222,829	—
Loans held for sale	46,738	46,738	—	—
Loans receivable, net of ALLL	3,932,487	—	3,807,993	187,731
Accrued interest receivable	41,898	41,898	—	—
Non-marketable equity securities	52,192	—	52,192	—
Interest rate swaps	1,896	—	1,896	—
Total financial assets	$7,453,697	244,293	7,084,910	187,731
Financial liabilities
Deposits	$5,579,967	4,258,213	1,341,382	—
FHLB advances	840,182	—	857,551	—
Repurchase agreements and other borrowed funds	321,781	—	321,781	—
Subordinated debentures	125,562	—	71,501	—
Accrued interest payable	3,505	3,505	—	—
Total financial liabilities	$6,870,997	4,261,718	2,592,215	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$187,040	187,040	—	—
Investment securities, available-for-sale	3,683,005	—	3,683,005	—
Loans held for sale	145,501	145,501	—	—
Loans receivable, net of ALLL	3,266,571	—	3,184,987	186,201
Accrued interest receivable	37,770	37,770	—	—
Non-marketable equity securities	48,812	—	48,812	—
Total financial assets	$7,368,699	370,311	6,916,804	186,201
Financial liabilities
Deposits	$5,364,461	3,585,126	1,789,134	—
FHLB advances	997,013	—	1,027,101	—
Repurchase agreements and other borrowed funds	299,540	—	299,540	—
Subordinated debentures	125,418	—	70,895	—
Accrued interest payable	4,675	4,675	—	—
Interest rate swaps	16,832	—	16,832	—
Total financial liabilities	$6,807,939	3,589,801	3,203,502	—

Note 21. Contingencies and Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Commitments to extend credit	$866,885	802,595
Letters of credit	14,665	12,600
Total outstanding commitments	$881,550	815,195

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Mergers and Acquisitions

On May 31, 2013, the Company acquired 100 percent of the outstanding common stock of Wheatland and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from banking offices in Wheatland, Torrington and Guernsey, Wyoming. As a result of the acquisition, the Company has increased its presence in the State of Wyoming and further diversified its loan, customer and deposit base with First State Bank’s strong commitment to agriculture. First State Bank operates as a division of the Bank under the name “First State Bank, division of Glacier Bank.” The Wheatland acquisition was valued at $39,315,000 and resulted in the Company issuing 1,455,256 shares of its common stock and $11,025,000 in cash in exchange for all of Wheatland’s outstanding common stock shares. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the May 31, 2013 acquisition date.

On July 31, 2013, the Company acquired 100 percent of the outstanding common stock of NCBI and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. North Cascades Bank provides community banking services to individuals and businesses in central Washington, with banking offices located in Chelan, Wenatchee, East Wenatchee, Omak, Brewster, Twisp, Okanogan, Grand Coulee and Waterville, Washington. The acquisition expanded the Company’s market into central Washington and further diversified the Company’s loan, customer and deposit base due to the region’s solid economic base of agriculture, fruit processing and tourism. North Cascades Bank operates as a division of the Bank under the name “North Cascades Bank, division of Glacier Bank.” The NCBI acquisition was valued at $30,576,000 and resulted in the Company issuing 687,876 shares of its common stock and $13,833,000 in cash in exchange for all of NCBI’s outstanding common stock shares. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the July 31, 2013 acquisition date.

Note 22. Mergers and Acquisitions (continued)

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

	Wheatland	NCBI
(Dollars in thousands)	May 31, 2013	July 31, 2013	Total
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$28,290	16,743	45,033
Cash consideration for outstanding shares	11,025	13,833	24,858
Total fair value of consideration transferred	39,315	30,576	69,891
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	23,148	27,865	51,013
Investment securities, available-for-sale	75,643	48,058	123,701
Loans receivable	171,199	215,986	387,185
Core deposit intangible	2,079	3,660	5,739
Accrued income and other assets	15,063	24,262	39,325
Total identifiable assets acquired	287,132	319,831	606,963
Liabilities assumed
Deposits	255,197	294,980	550,177
FHLB advances and other borrowed funds	5,467	—	5,467
Accrued expenses and other liabilities	562	4,472	5,034
Total liabilities assumed	261,226	299,452	560,678
Total identifiable net assets	25,906	20,379	46,285
Goodwill recognized	$13,409	10,197	23,606

The fair value of the Wheatland and NCBI assets acquired includes loans with fair values of $171,199,000 and $215,986,000, respectively. The gross principal and contractual interest due under the Wheatland and NCBI contracts is $176,698,000 and $223,949,000, respectively, all of which is expected to be collectible.

Core deposit intangible assets related to the Wheatland and NCBI acquisitions totaled $2,079,000 with an estimated life of 11 years and $3,660,000 with an estimated life of 10 years, respectively.

The Company incurred $832,000 and $667,000, respectively, of Wheatland and NCBI third-party acquisition-related costs during the year ended December 31, 2013. The expenses are included in other expense in the Company’s consolidated statements of operations.

Note 22. Mergers and Acquisitions (continued)

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $7,946,000 and net income was approximately $2,100,000 from May 31, 2013 to December 31, 2013. Total income consisting of net interest income and non-interest income of the acquired operations of NCBI was approximately $6,837,000 and net income was approximately $1,108,000 from July 31, 2013 to December 31, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland and NCBI acquisitions had occurred on January 1, 2012:

	Year ended
(Dollars in thousands)	December 31, 2013	December 31, 2012
Net interest income and non-interest income	$339,236	334,317
Net income	96,392	80,403

Note 23. Subsequent Event

In connection with the ongoing monitoring of its investment securities portfolio, the Company reclassified obligations of state and local government securities with a fair value of approximately $484,583,000, inclusive of a net unrealized gain of $4,624,000, from AFS classification to HTM classification. The reclassification occurred on January 1, 2014 and changed the allocation of the Company’s entire investment securities portfolio from 100 percent AFS to approximately 85 percent AFS and 15 percent HTM. The future impact of this reclassification, if any, on the Company’s financial condition and results of operations will depend on interest rate environments and other factors which are not estimable at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in the “1992 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

BKD LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2013, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2014 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(a)	Amended and Restated Articles of Incorporation [1]
3(b)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated 1994 Director Stock Option Plan and related agreements [2]
10(b) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [3]
10(c) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [3]
10(d) *	2005 Stock Incentive Plan and related agreements [4]
10(e) *	Employment Agreement dated January 1, 2014 between the Company and Michael J. Blodnick [5]
10(f) *	Employment Agreement dated January 1, 2014 between the Company and Ron J. Copher [5]
10(g) *	Employment Agreement dated January 1, 2014 between the Company and Don Chery [5]
10(h) *	Nonemployee Service Provider Deferred Compensation Plan [6]
14	Code of Ethics [7]
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition, 2) the Consolidated Statements of Operations, 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, 4) the Consolidated Statements of Cash Flows, and 5) the Notes to Consolidated Financial Statements.

__________

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (No. 333-105995).

[3]	Incorporated by reference to Exhibits 10(c) and 10(d) included in the Company’s Form 10-K for the year ended December 31, 2008.

[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).

[5]	Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 8-K filed by the Company on December 30, 2013.
6    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on October 31, 2012.

[7]	Incorporated by reference to Exhibit 14, included in the Company’s Form 10-K for the year ended December 31, 2003.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2014, by the following persons on behalf of the registrant in the capacities indicated.

/s/ Michael J. Blodnick	President, CEO, and Director
Michael J. Blodnick	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Dallas I. Herron	Chairman
Dallas I. Herron

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Allen J. Fetscher	Director
Allen J. Fetscher

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ L. Peter Larson	Director
L. Peter Larson

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ Everit A. Sliter	Director
Everit A. Sliter