Form 10-Q
period 2014-03-31
GLACIER BANCORP INC
filed 2014-05-06
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 25, 2014 was 74,467,662. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2014	December 31, 2013
Assets
Cash on hand and in banks	$116,267	109,995
Federal funds sold	14,055	10,527
Interest bearing cash deposits	31,369	35,135
Cash and cash equivalents	161,691	155,657
Investment securities, available-for-sale	2,669,180	3,222,829
Investment securities, held-to-maturity (fair values of $498,902 and $0)	481,476	—
Total investment securities	3,150,656	3,222,829
Loans held for sale	36,133	46,738
Loans receivable	4,088,629	4,062,838
Allowance for loan and lease losses	(130,729)	(130,351)
Loans receivable, net	3,957,900	3,932,487
Premises and equipment, net	166,757	167,671
Other real estate owned	27,332	26,860
Accrued interest receivable	41,274	41,898
Deferred tax asset	39,997	43,549
Core deposit intangible, net	8,802	9,512
Goodwill	129,706	129,706
Non-marketable equity securities	52,192	52,192
Other assets	58,283	55,251
Total assets	$7,830,723	7,884,350
Liabilities
Non-interest bearing deposits	$1,396,272	1,374,419
Interest bearing deposits	4,228,193	4,205,548
Securities sold under agreements to repurchase	327,322	313,394
Federal Home Loan Bank advances	686,744	840,182
Other borrowed funds	8,069	8,387
Subordinated debentures	125,597	125,562
Accrued interest payable	3,173	3,505
Other liabilities	70,393	50,103
Total liabilities	6,845,763	6,921,100
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	745	744
Paid-in capital	692,196	690,918
Retained earnings - substantially restricted	276,731	261,943
Accumulated other comprehensive income	15,288	9,645
Total stockholders’ equity	984,960	963,250
Total liabilities and stockholders’ equity	$7,830,723	7,884,350
Number of common stock shares issued and outstanding	74,465,666	74,373,296
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2014	March 31, 2013
Interest Income
Residential real estate loans	$7,087	7,260
Commercial loans	35,042	28,632
Consumer and other loans	7,643	7,864
Investment securities	24,315	14,199
Total interest income	74,087	57,955
Interest Expense
Deposits	3,089	3,712
Securities sold under agreements to repurchase	210	227
Federal Home Loan Bank advances	2,514	2,651
Federal funds purchased and other borrowed funds	53	52
Subordinated debentures	774	816
Total interest expense	6,640	7,458
Net Interest Income	67,447	50,497
Provision for loan losses	1,122	2,100
Net interest income after provision for loan losses	66,325	48,397
Non-Interest Income
Service charges and other fees	12,219	10,586
Miscellaneous loan fees and charges	1,029	1,089
Gain on sale of loans	3,595	9,089
Loss on sale of investments	(51)	(137)
Other income	2,596	2,323
Total non-interest income	19,388	22,950
Non-Interest Expense
Compensation and employee benefits	28,634	24,577
Occupancy and equipment	6,613	5,825
Advertising and promotions	1,777	1,548
Outsourced data processing	1,288	825
Other real estate owned	507	884
Regulatory assessments and insurance	1,592	1,641
Core deposit intangibles amortization	710	486
Other expense	8,949	7,648
Total non-interest expense	50,070	43,434
Income Before Income Taxes	35,643	27,913
Federal and state income tax expense	8,913	7,145
Net Income	$26,730	20,768
Basic earnings per share	$0.36	0.29
Diluted earnings per share	$0.36	0.29
Dividends declared per share	$0.16	0.14
Average outstanding shares - basic	74,437,393	71,965,665
Average outstanding shares - diluted	74,480,818	72,013,177

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Net Income	$26,730	20,768
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	14,603	571
Reclassification adjustment for losses included in net income	73	137
Net unrealized gains on available-for-sale securities	14,676	708
Tax effect	(5,680)	(275)
Net of tax amount	8,996	433
Unrealized (losses) gains on derivatives used for cash flow hedges	(5,479)	2,752
Tax effect	2,126	(1,072)
Net of tax amount	(3,353)	1,680
Total other comprehensive income, net of tax	5,643	2,113
Total Comprehensive Income	$32,373	22,881

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2014 and 2013

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income	—	—	—	20,768	2,113	22,881
Cash dividends declared ($0.14 per share)	—	—	—	(10,099)	—	(10,099)
Stock issuances under stock incentive plans	81,395	1	1,265	—	—	1,266
Stock-based compensation and related taxes	—	—	(717)	—	—	(717)
Balance at March 31, 2013	72,018,617	$720	642,285	221,200	50,075	914,280
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	26,730	5,643	32,373
Cash dividends declared ($0.16 per share)	—	—	—	(11,942)	—	(11,942)
Stock issuances under stock incentive plans	92,370	1	1,036	—	—	1,037
Stock-based compensation and related taxes	—	—	242	—	—	242
Balance at March 31, 2014	74,465,666	$745	692,196	276,731	15,288	984,960

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Operating Activities
Net income	$26,730	20,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,122	2,100
Net amortization of investment securities premiums and discounts	7,619	21,411
Loans held for sale originated or acquired	(116,771)	(263,004)
Proceeds from sales of loans held for sale	135,309	348,970
Gain on sale of loans	(3,595)	(9,089)
Loss on sale of investments	51	137
Stock-based compensation expense, net of tax benefits	453	347
Excess tax deficiencies from stock-based compensation	14	97
Depreciation of premises and equipment	2,685	2,338
Gain on sale of other real estate owned and writedowns, net	(524)	(202)
Amortization of core deposit intangibles	710	486
Net decrease (increase) in accrued interest receivable	624	(1,254)
Net (increase) decrease in other assets	(4,927)	8,100
Net decrease in accrued interest payable	(332)	(580)
Net increase (decrease) in other liabilities	4,751	(1,565)
Net cash provided by operating activities	53,919	129,060
Investing Activities
Sales of available-for-sale securities	788	3,839
Maturities, prepayments and calls of available-for-sale securities	138,272	573,462
Purchases of available-for-sale securities	(58,192)	(573,174)
Maturities, prepayments and calls of held-to-maturity securities	3,930	—
Purchases of held-to-maturity securities	(5,618)	—
Principal collected on loans	323,418	255,672
Loans originated or acquired	(358,240)	(289,693)
Net addition of premises and equipment and other real estate owned	(1,771)	(2,654)
Proceeds from sale of other real estate owned	4,000	7,493
Net cash provided by (used in) investment activities	46,587	(25,055)
Financing Activities
Net increase in deposits	44,498	8,754
Net increase in securities sold under agreements to repurchase	13,928	22,997
Net decrease in Federal Home Loan Bank advances	(153,438)	(195,009)
Net (decrease) increase in other borrowed funds	(283)	280
Excess tax deficiencies from stock-based compensation	(14)	(97)
Proceeds from stock options exercised	837	1,087
Net cash used in financing activities	(94,472)	(161,988)
Net increase (decrease) in cash and cash equivalents	6,034	(57,983)
Cash and cash equivalents at beginning of period	155,657	187,040
Cash and cash equivalents at end of period	$161,691	129,057

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,972	8,038
Cash paid during the period for income taxes	818	100
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$484,583	—
Sale and refinancing of other real estate owned	157	611
Transfer of loans to other real estate owned	4,105	6,683

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2014, the results of operations and comprehensive income for the three month periods ended March 31, 2014 and 2013, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2014 and 2013. The condensed consolidated statement of financial condition of the Company as of December 31, 2013 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results anticipated for the year ending December 31, 2014.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The treasury division includes the Bank’s investment security portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. Each of the bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses, 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank, and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

In May 2013, the Company acquired Wheatland Bankshares, Inc. and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. In July 2013, the Company completed its acquisition of North Cascades Bancshares, Inc. and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. Both transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,077	—	36,039	—
Premises and equipment, net	—	13,432	—	13,536
Accrued interest receivable	116	—	117	—
Other assets	780	153	843	153
Total assets	$36,973	13,585	36,999	13,689
Liabilities
Other borrowed funds	$4,555	1,690	4,555	1,723
Accrued interest payable	4	5	4	5
Other liabilities	152	87	151	189
Total liabilities	$4,711	1,782	4,710	1,917

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

The Company considers impaired loans to be the primary credit quality indicator for monitoring the credit quality of the loan portfolio. Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and, therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Interest income on accruing impaired loans is recognized using the interest method. The Company measures impairment on a loan-by-loan basis in the same manner for each class within the loan portfolio. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest due.

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

The changes in trends and conditions evaluated for each class within the loan portfolio include the following:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in global, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due and nonaccrual loans;

•	Changes in the quality of the Company’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

Note 2. Investment Securities

Effective January 1, 2014, the Company reclassified state and local government securities with a fair value of approximately $484,583,000, inclusive of a net unrealized gain of $4,624,000, from available-for-sale classification to held-to-maturity classification. The Company considers the held-to-maturity classification of these investment securities to be appropriate as it has the positive intent and ability to hold these securities to maturity.

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	March 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$9,792	150	—	9,942
State and local governments	902,464	27,337	(8,351)	921,450
Corporate bonds	431,831	4,567	(713)	435,685
Residential mortgage-backed securities [1]	1,296,529	12,512	(6,938)	1,302,103
Total available-for-sale	2,640,616	44,566	(16,002)	2,669,180
Held-to-maturity
State and local governments	481,476	23,505	(6,079)	498,902
Total held-to-maturity	481,476	23,505	(6,079)	498,902
Total investment securities	$3,122,092	68,071	(22,081)	3,168,082

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$10,441	187	—	10,628
State and local governments	1,377,347	31,621	(23,890)	1,385,078
Corporate bonds	440,337	3,922	(1,758)	442,501
Residential mortgage-backed securities [1]	1,380,816	14,071	(10,265)	1,384,622
Total available-for-sale	3,208,941	49,801	(35,913)	3,222,829
Total investment securities	$3,208,941	49,801	(35,913)	3,222,829
________
1 Residential mortgage-backed securities are obligations of U.S. government sponsored enterprises and include collateralized mortgage obligations.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2014. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within one year	$110,456	111,108	—	—
Due after one year through five years	510,168	516,571	—	—
Due after five years through ten years	61,297	61,933	—	—
Due after ten years	662,166	677,465	481,476	498,902
	1,344,087	1,367,077	481,476	498,902
Residential mortgage-backed securities [1]	1,296,529	1,302,103	—	—
Total	$2,640,616	2,669,180	481,476	498,902
________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Gain or loss on sale of investment securities consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Available-for-sale
Gross proceeds	$11,927	3,839
Less amortized cost [1]	(12,000)	(3,976)
Net loss on sale of available-for-sale investment securities	$(73)	(137)
Gross gain on sale of investments	$21	—
Gross loss on sale of investments	(94)	(137)
Net loss on sale of available-for-sale investment securities	$(73)	(137)
Held-to-maturity [2]
Gross proceeds	$3,930	—
Less amortized cost [1]	(3,908)	—
Net gain on sale of held-to-maturity investment securities	$22	—
Gross gain on sale of investments	$22	—
Gross loss on sale of investments	—	—
Net gain on sale of held-to-maturity investment securities	$22	—
__________
1 The cost of each investment security sold is determined by specific identification.
2 The gain or loss on sale of held-to-maturity investment securities is solely due to securities that were partially or wholly called.

Investment securities with an unrealized loss position are summarized as follows:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$25	—	—	—	25	—
State and local governments	155,418	(4,861)	77,090	(3,490)	232,508	(8,351)
Corporate bonds	65,131	(536)	17,722	(177)	82,853	(713)
Residential mortgage-backed securities	273,531	(4,109)	132,600	(2,829)	406,131	(6,938)
Total available-for-sale	$494,105	(9,506)	227,412	(6,496)	721,517	(16,002)
Held-to-maturity
State and local governments	$19,803	(979)	75,916	(5,100)	95,719	(6,079)
Total held-to-maturity	$19,803	(979)	75,916	(5,100)	95,719	(6,079)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$3	—	—	—	3	—
State and local governments	408,812	(17,838)	74,161	(6,052)	482,973	(23,890)
Corporate bonds	129,515	(1,672)	1,702	(86)	131,217	(1,758)
Residential mortgage-backed securities	457,611	(10,226)	1,993	(39)	459,604	(10,265)
Total available-for-sale	$995,941	(29,736)	77,856	(6,177)	1,073,797	(35,913)

Based on an analysis of its investment securities with unrealized losses as of March 31, 2014 and December 31, 2013, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At March 31, 2014, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following tables are presented for each portfolio class of loans receivable and provide information about the ALLL, loans receivable, impaired loans and TDRs.

The following schedules summarize the activity in the ALLL:

	Three Months ended March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,122	(178)	40	933	203	124
Charge-offs	(1,586)	(36)	(181)	(1,163)	(113)	(93)
Recoveries	842	213	380	84	37	128
Balance at end of period	$130,729	14,066	70,571	28,484	9,426	8,182

	Three Months ended March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	2,100	23	(952)	1,699	1,457	(127)
Charge-offs	(3,614)	(177)	(765)	(1,158)	(1,338)	(176)
Recoveries	1,495	83	654	373	55	330
Balance at end of period	$130,835	15,411	73,335	22,481	10,833	8,775

The following schedules disclose the ALLL and loans receivable:

	March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$10,236	699	3,429	4,731	167	1,210
Collectively evaluated for impairment	120,493	13,367	67,142	23,753	9,259	6,972
Total allowance for loan and lease losses	$130,729	14,066	70,571	28,484	9,426	8,182
Loans receivable
Individually evaluated for impairment	$192,184	21,420	118,724	37,029	8,922	6,089
Collectively evaluated for impairment	3,896,445	558,886	1,952,308	820,934	354,190	210,127
Total loans receivable	$4,088,629	580,306	2,071,032	857,963	363,112	216,216

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,949	990	3,763	6,155	265	776
Collectively evaluated for impairment	118,402	13,077	66,569	22,475	9,034	7,247
Total allowance for loan and lease losses	$130,351	14,067	70,332	28,630	9,299	8,023
Loans receivable
Individually evaluated for impairment	$199,680	24,070	119,526	41,504	9,039	5,541
Collectively evaluated for impairment	3,863,158	553,519	1,929,721	810,532	357,426	211,960
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $7,746,000 and $10,662,000 were included in the loans receivable balance at March 31, 2014 and December 31, 2013, respectively.

The following schedules disclose the impaired loans:

	At or for the Three Months ended March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$59,876	6,083	27,047	22,794	1,104	2,848
Unpaid principal balance	61,145	6,277	27,762	22,975	1,190	2,941
Specific valuation allowance	10,236	699	3,429	4,731	167	1,210
Average balance	60,689	6,658	25,482	24,904	995	2,650
Loans without a specific valuation allowance
Recorded balance	$132,308	15,337	91,677	14,235	7,818	3,241
Unpaid principal balance	163,353	16,361	115,489	18,882	9,274	3,347
Average balance	135,243	16,087	93,643	14,362	7,986	3,165
Totals
Recorded balance	$192,184	21,420	118,724	37,029	8,922	6,089
Unpaid principal balance	224,498	22,638	143,251	41,857	10,464	6,288
Specific valuation allowance	10,236	699	3,429	4,731	167	1,210
Average balance	195,932	22,745	119,125	39,266	8,981	5,815

	At or for the Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$61,503	7,233	23,917	27,015	886	2,452
Unpaid principal balance	63,406	7,394	25,331	27,238	949	2,494
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	59,823	7,237	26,105	22,460	767	3,254
Loans without a specific valuation allowance
Recorded balance	$138,177	16,837	95,609	14,489	8,153	3,089
Unpaid principal balance	169,082	18,033	119,017	19,156	9,631	3,245
Average balance	139,129	18,103	95,808	14,106	8,844	2,268
Totals
Recorded balance	$199,680	24,070	119,526	41,504	9,039	5,541
Unpaid principal balance	232,488	25,427	144,348	46,394	10,580	5,739
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	198,952	25,340	121,913	36,566	9,611	5,522

Interest income recognized on impaired loans for the periods ended March 31, 2014 and December 31, 2013 was not significant.

The following is a loans receivable aging analysis:

	March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$37,787	12,313	14,823	7,135	2,425	1,091
Accruing loans 60-89 days past due	5,075	1,043	2,183	1,245	186	418
Accruing loans 90 days or more past due	569	146	256	66	68	33
Non-accrual loans	78,905	8,439	51,614	8,640	7,875	2,337
Total past due and non-accrual loans	122,336	21,941	68,876	17,086	10,554	3,879
Current loans receivable	3,966,293	558,365	2,002,156	840,877	352,558	212,337
Total loans receivable	$4,088,629	580,306	2,071,032	857,963	363,112	216,216

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,761	10,367	7,016	3,673	2,432	2,273
Accruing loans 60-89 days past due	6,355	1,055	2,709	1,421	668	502
Accruing loans 90 days or more past due	604	429	—	160	5	10
Non-accrual loans	81,956	10,702	51,438	10,139	7,950	1,727
Total past due and non-accrual loans	114,676	22,553	61,163	15,393	11,055	4,512
Current loans receivable	3,948,162	555,036	1,988,084	836,643	355,410	212,989
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	13	—	5	7	1	—
Pre-modification recorded balance	$5,110	—	2,475	2,439	196	—
Post-modification recorded balance	$4,481	—	2,475	1,810	196	—
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	2	—	—
Recorded balance	$42	—	—	42	—	—

	Three Months ended March 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	24	7	9	7	—	1
Pre-modification recorded balance	$6,250	1,358	3,316	1,505	—	71
Post-modification recorded balance	$6,591	1,699	3,316	1,505	—	71
Troubled debt restructurings that subsequently defaulted
Number of loans	5	—	3	1	—	1
Recorded balance	$1,109	—	1,052	12	—	45

During the three months ended March 31, 2014, 29 percent of the modifications were due to extensions of maturity dates and 39 percent were due to a combination of interest rate reductions, extensions of maturity dates, or reductions in the face amount. For commercial real estate, the class with the largest dollar amount of TDRs, approximately 81 percent of the modifications were due to a combination of interest rate reductions, extension of maturity dates, or reductions in the face amount. During the three months ended March 31, 2013, 43 percent of modifications were due to extensions of maturity dates and 29 percent were due to a combination of interest rate reductions, extensions of maturity dates, or reductions in the face amount. For commercial real estate, 29 percent of the modifications were due to to extensions of maturity dates and 30 percent were due to a combination of interest rate reductions, extension of maturity dates, or reductions in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $4,413,000 and $7,186,000 for the three months ended March 31, 2014 and 2013, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate and commercial real estate for the three months ended March 31, 2014 and 2013, respectively.

Note 4. Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2013 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred since the third quarter of 2013 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2014. However, changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

There were no changes in the carrying value of goodwill during the three months ended March 31, 2014 and 2013. The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Gross carrying value	$169,865	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$129,706	129,706

Note 5. Derivatives and Hedging Activities

As of March 31, 2014, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The following table discloses the offsetting of financial assets and interest rate swap derivative assets:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$4,502	(4,502)	—	6,844	(4,948)	1,896

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$8,085	(4,502)	3,583	4,948	(4,948)	—

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $6,200,000 at March 31, 2014. There was $0 collateral pledged from the counterparties to the Company as of March 31, 2014. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Unrealized gains on available-for-sale securities	$28,564	13,888
Tax effect	(11,083)	(5,403)
Net of tax amount	17,481	8,485
Unrealized (losses) gains on derivatives used for cash flow hedges	(3,583)	1,896
Tax effect	1,390	(736)
Net of tax amount	(2,193)	1,160
Total accumulated other comprehensive income	$15,288	9,645

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2014	March 31, 2013
Net income available to common stockholders, basic and diluted	$26,730	20,768
Average outstanding shares - basic	74,437,393	71,965,665
Add: dilutive stock options and awards	43,425	47,512
Average outstanding shares - diluted	74,480,818	72,013,177
Basic earnings per share	$0.36	0.29
Diluted earnings per share	$0.36	0.29

There were 0 and 152,559 options excluded from the diluted average outstanding share calculation for the three months ended March 31, 2014 and 2013, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2014 and 2013.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2014.

Investment securities, available-for-sale: fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 inputs are not available, such securities are classified as Level 3 within the hierarchy.

Fair value determinations of available-for-sale securities are the responsibility of the Company’s corporate accounting and treasury departments. The Company obtains fair value estimates from independent third party vendors on a monthly basis. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for investment securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. In assessing credit risk, the Company reviews payment performance, collateral adequacy, third party research and analyses, credit rating histories and issuers’ financial statements. For those markets determined to be inactive or limited, the valuation techniques used are models for which management has verified that discount rates are appropriately adjusted to reflect illiquidity and credit risk. The Company also independently obtains cash flow estimates that are stressed at levels that exceed those used by the independent third party pricing vendors.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$9,942	—	9,942	—
State and local governments	921,450	—	921,450	—
Corporate bonds	435,685	—	435,685	—
Residential mortgage-backed securities	1,302,103	—	1,302,103	—
Total assets measured at fair value on a recurring basis	$2,669,180	—	2,669,180	—
Interest rate swaps	$3,583	—	3,583	—
Total liabilities measured at fair value on a recurring basis	$3,583	—	3,583	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$10,628	—	10,628	—
State and local governments	1,385,078	—	1,385,078	—
Corporate bonds	442,501	—	442,501	—
Residential mortgage-backed securities	1,384,622	—	1,384,622	—
Interest rate swaps	1,896	—	1,896	—
Total assets measured at fair value on a recurring basis	$3,224,725	—	3,224,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2014.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$971	—	—	971
Collateral-dependent impaired loans, net of ALLL	17,567	—	—	17,567
Total assets measured at fair value on a non-recurring basis	$18,538	—	—	18,538

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$10,888	—	—	10,888
Collateral-dependent impaired loans, net of ALLL	18,670	—	—	18,670
Total assets measured at fair value on a non-recurring basis	$29,558	—	—	29,558

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2014	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$191	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
	780	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$971
Collateral-dependent impaired loans, net of ALLL	$4,078	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	10,795	Sales comparison approach	Selling costs	0.0% - 10.0% (8.0%)
	2,694	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	7.3% - 7.3% (7.3%)
			Adjustment to comparables	0.0% - 10.0% (5.6%)
$17,567

	Fair Value December 31, 2013	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$9,278	Sales comparison approach	Selling costs	7.0% - 10.0% (7.7%)
			Adjustment to comparables	0.0% - 37.5% (1.4%)
	1,610	Combined approach	Selling costs	5.0% - 10.0% (7.5%)
			Discount rate	8.5% - 8.5% (8.5%)
			Adjustment to comparables	25.0% - 25.0% (25.0%)
$10,888
Collateral-dependent impaired loans, net of ALLL	$4,076	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	11,784	Sales comparison approach	Selling costs	0.0% - 10.0% (7.9%)
			Adjustment to comparables	0.0% - 1.0% (0.0%)
	2,810	Combined approach	Selling costs	0.0% - 8.0% (7.8%)
			Discount rate	7.3% - 7.3% (7.3%)
			Adjustment to comparables	10.0% - 50.0% (18.9%)
$18,670
__________
1 The range for selling costs and adjustments to comparables indicate reductions to the fair value.

Fair Value of Financial Instruments
The following is a description of the methods used to estimate the fair value of all other assets and liabilities recognized at amounts other than fair value.

Cash and cash equivalents: fair value is estimated at book value.

Investment securities, held-to-maturity: fair value for held-to-maturity securities is estimated in the same manner as available-for-sale securities, which is described above.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$161,691	161,691	—	—
Investment securities, available-for-sale	2,669,180	—	2,669,180	—
Investment securities, held-to-maturity	481,476	—	498,902	—
Loans held for sale	36,133	36,133	—	—
Loans receivable, net of ALLL	3,957,900	—	3,840,131	181,948
Accrued interest receivable	41,274	41,274	—	—
Non-marketable equity securities	52,192	—	52,192	—
Total financial assets	$7,399,846	239,098	7,060,405	181,948
Financial liabilities
Deposits	$5,624,465	4,315,105	1,314,661	—
FHLB advances	686,744	—	703,287	—
Repurchase agreements and other borrowed funds	335,391	—	335,391	—
Subordinated debentures	125,597	—	68,673	—
Accrued interest payable	3,173	3,173	—	—
Interest rate swaps	3,583	—	3,583	—
Total financial liabilities	$6,778,953	4,318,278	2,425,595	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$155,657	155,657	—	—
Investment securities, available-for-sale	3,222,829	—	3,222,829	—
Loans held for sale	46,738	46,738	—	—
Loans receivable, net of ALLL	3,932,487	—	3,807,993	187,731
Accrued interest receivable	41,898	41,898	—	—
Non-marketable equity securities	52,192	—	52,192	—
Interest rate swaps	1,896	—	1,896	—
Total financial assets	$7,453,697	244,293	7,084,910	187,731
Financial liabilities
Deposits	$5,579,967	4,258,213	1,341,382	—
FHLB advances	840,182	—	857,551	—
Repurchase agreements and other borrowed funds	321,781	—	321,781	—
Subordinated debentures	125,562	—	71,501	—
Accrued interest payable	3,505	3,505	—	—
Total financial liabilities	$6,870,997	4,261,718	2,592,215	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio;

•	increased loan delinquency rates;

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

•
the risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow the Company through acquisitions;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition Analysis

Assets
The following table summarizes the asset balances as of the dates indicated and the amount of change from December 31, 2013 and March 31, 2013:

				$ Change from	$ Change from
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Cash and cash equivalents	$161,691	155,657	129,057	6,034	32,634
Investment securities, available-for-sale	2,669,180	3,222,829	3,658,037	(553,649)	(988,857)
Investment securities, held-to-maturity	481,476	—	—	481,476	481,476
Total investment securities	3,150,656	3,222,829	3,658,037	(72,173)	(507,381)
Loans receivable
Residential real estate	580,306	577,589	513,784	2,717	66,522
Commercial	2,928,995	2,901,283	2,307,632	27,712	621,363
Consumer and other	579,328	583,966	582,429	(4,638)	(3,101)
Loans receivable	4,088,629	4,062,838	3,403,845	25,791	684,784
Allowance for loan and lease losses	(130,729)	(130,351)	(130,835)	(378)	106
Loans receivable, net	3,957,900	3,932,487	3,273,010	25,413	684,890
Other assets	560,476	573,377	549,133	(12,901)	11,343
Total assets	$7,830,723	7,884,350	7,609,237	(53,627)	221,486

Effective January 1, 2014, in connection with the monitoring of its investment securities portfolio, the Company reclassified state and local government securities with a fair value of approximately $485 million (inclusive of a net unrealized gain of $4.6 million) from available-for-sale to held-to-maturity classification. Total investment securities decreased $72 million, or 2 percent, during the current quarter and decreased $507 million, or 14 percent, from March 31, 2013 as the Company continued to reduce the overall size of the investment portfolio. At March 31, 2014, investment securities represented 40 percent of total assets, down from 41 percent at December 31, 2013 and 48 percent at March 31, 2013.

The Company grew its loans receivable by $25.8 million, or 1 percent, during the current quarter, a continuation of the Company’s organic loan growth experienced in each quarter of 2013. The largest dollar and percentage increase was in commercial loans which increased $27.7 million, or 1 percent, during the current quarter. Excluding the loans receivable from the acquisitions of North Cascades National Bank (“NCB”) and First State Bank (“FSB”) during 2013, the loan portfolio increased $298 million, or 9 percent, since March 31, 2013, of which $292 million came from growth in commercial loans. $202 million of the increase in this category was from commercial real estate loans. Decreases in consumer and other loans were primarily attributable to customers paying off home equity lines of credit as they refinanced their first mortgage.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2013 and March 31, 2013:

				$ Change from	$ Change from
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Non-interest bearing deposits	$1,396,272	1,374,419	1,180,738	21,853	215,534
Interest bearing deposits	4,228,193	4,205,548	4,192,477	22,645	35,716
Repurchase agreements	327,322	313,394	312,505	13,928	14,817
Federal Home Loan Bank advances	686,744	840,182	802,004	(153,438)	(115,260)
Other borrowed funds	8,069	8,387	10,276	(318)	(2,207)
Subordinated debentures	125,597	125,562	125,454	35	143
Other liabilities	73,566	53,608	71,503	19,958	2,063
Total liabilities	$6,845,763	6,921,100	6,694,957	(75,337)	150,806

Non-interest bearing deposits of $1.396 billion at March 31, 2014 increased $21.9 million, or 2 percent, during the current quarter. Excluding the NCB and FSB acquisitions, non-interest bearing deposits at March 31, 2014 increased $109 million, or 9 percent, since March 31, 2013. Interest bearing deposits of $4.228 billion at March 31, 2014 included $178 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposit and certificate accounts). Excluding a decrease of $26.7 million in wholesale deposits during the current quarter, interest bearing deposits at March 31, 2014 increased $49.3 million, or 1 percent, during the current quarter. Excluding the acquisitions and a $478 million decrease in wholesale deposits, interest bearing deposits at March 31, 2014 increased $74.4 million, or 2 percent, from March 31, 2013. In addition to the increase in the dollar amount of deposits, the Company has benefited from a higher than expected increase in the number of checking accounts during the current quarter. Federal Home Loan Bank (“FHLB”) advances of $687 million at March 31, 2014 decreased $153 million, or 18 percent, during the current quarter and decreased $115 million, or 14 percent, from March 31, 2013 as the need for borrowings continued to decrease with the increase in deposits.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated, and the amount of change from December 31, 2013 and March 31, 2013:

				$ Change from	$ Change from
(Dollars in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Common equity	$969,672	953,605	864,205	16,067	105,467
Accumulated other comprehensive income	15,288	9,645	50,075	5,643	(34,787)
Total stockholders’ equity	984,960	963,250	914,280	21,710	70,680
Goodwill and core deposit intangible, net	(138,508)	(139,218)	(111,788)	710	(26,720)
Tangible stockholders’ equity	$846,452	824,032	802,492	22,420	43,960
Stockholders’ equity to total assets	12.58%	12.22%	12.02%
Tangible stockholders’ equity to total tangible assets	11.00%	10.64%	10.70%
Book value per common share	$13.23	12.95	12.70	0.28	0.53
Tangible book value per common share	$11.37	11.08	11.14	0.29	0.23
Market price per share at end of period	$29.07	29.79	18.98	(0.72)	10.09

Tangible stockholders’ equity of $846 million at March 31, 2014 increased $22.4 million, or 3 percent, from the prior quarter which was primarily driven by earnings retention. Tangible stockholders’ equity increased $44.0 million from a year ago as the result of $45 million of Company stock issued in connection with the acquisitions and an increase in earnings retention, which were offset by the decrease in accumulated other comprehensive income of $34.8 million. Tangible book value per common share of $11.37 increased $0.29 per share from the prior quarter and increased $0.23 per share from the prior year first quarter.

On March 26, 2014, the Company’s Board of Directors declared a cash dividend of $0.16 per share, payable April 17, 2014 to shareholders of record on April 8, 2014. The dividend was the 116th consecutive quarterly cash dividend declared by the Company. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2014
Compared to December 31, 2013 and March 31, 2013

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
Net income	$26,730	26,546	20,768
Diluted earnings per share	$0.36	0.36	0.29
Return on average assets (annualized)	1.39%	1.33%	1.11%
Return on average equity (annualized)	11.04%	10.96%	9.20%

The Company reported net income of $26.7 million for the current quarter, an increase of $6.0 million, or 29 percent, from the $20.8 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.36 per share, an increase of $0.07, or 24 percent, from the prior year first quarter diluted earnings per share of $0.29.

Income Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from December 31, 2013 and March 31, 2013:

	Three Months ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Net interest income
Interest income	$74,087	73,939	57,955
Interest expense	6,640	6,929	7,458
Total net interest income	67,447	67,010	50,497
Non-interest income
Service charges, loan fees, and other fees	13,248	14,695	11,675
Gain on sale of loans	3,595	4,935	9,089
Loss on sale of investments	(51)	—	(137)
Other income	2,596	3,372	2,323
Total non-interest income	19,388	23,002	22,950
	$86,835	90,012	73,447
Net interest margin (tax-equivalent)	4.02%	3.88%	3.14%

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Net interest income
Interest income	$148	$16,132	—%	28%
Interest expense	(289)	(818)	(4)%	(11)%
Total net interest income	437	16,950	1%	34%
Non-interest income
Service charges, loan fees, and other fees	(1,447)	1,573	(10)%	13%
Gain on sale of loans	(1,340)	(5,494)	(27)%	(60)%
Loss on sale of investments	(51)	86	n/m	(63)%
Other income	(776)	273	(23)%	12%
Total non-interest income	(3,614)	(3,562)	(16)%	(16)%
	$(3,177)	$13,388	(4)%	18%

__________
n/m - not measurable

Net Interest Income
The current quarter interest income of $74.1 million increased $148 thousand over the prior quarter. The current quarter increase in interest income on the investment portfolio was driven primarily by a decrease in premium amortization (net of discount accretion) on the investment securities (“premium amortization”). Included in the current quarter’s interest income was $7.6 million of premium amortization on investment securities compared to $9.0 million in the prior quarter, a $1.4 million decrease in premium amortization compared to a decrease of $6.2 million in premium amortization in the prior quarter. The current quarter decrease in premium amortization on investment securities was the fifth consecutive quarter the Company has experienced such reduction. The current quarter interest income also increased as a result of greater interest income on commercial loans which was driven by both volume and rate increases.

The current quarter’s interest income increased $16.1 million, or 28 percent, over the prior year quarter and was primarily attributable to higher interest income on the investment portfolio and commercial loans. Interest income on investment securities of $24.3 million increased $10.1 million, or 71 percent, over the prior year first quarter as premium amortization decreased $13.8 million. The current quarter interest income on commercial loans of $35.0 million increased $6.4 million, or 22 percent, over the prior year quarter as a result of increased volume of commercial loans.

The current quarter interest expense of $6.6 million decreased $289 thousand, or 4 percent, from the prior quarter and decreased $818 thousand, or 11 percent, from the prior year first quarter. The decrease in interest expense from the prior quarter and the prior year quarter was the result of decreases in retail deposit interest rates and decreases in the volume of wholesale deposits and borrowings. The cost of total funding (including non-interest bearing deposits) for the current and the prior quarter was 40 basis points, a decrease of 6 basis points compared to 46 basis points for the prior year first quarter.

The Company’s current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 4.02 percent, an increase of 14 basis points from the prior quarter net interest margin of 3.88 percent. Similar to the prior quarter, the current quarter increase in the net interest margin was the result of an increasing yield on the investment portfolio coupled with a shift in earning assets from investment securities to the higher yielding loan portfolio. The current quarter increase in the investment yield was principally due to a decrease in premium amortization which was consistent with the prior quarter. Of the 19 basis points increase in yield on investment securities during the current quarter, 13 basis points was due to the decrease in premium amortization. The premium amortization in the current quarter accounted for a 45 basis points reduction in the net interest margin compared to a 51 basis points reduction in the prior quarter and 123 basis points reduction in the net interest margin in the prior year first quarter.

Non-interest Income
Non-interest income for the current quarter totaled $19.4 million, a decrease of $3.6 million over the prior quarter and a decrease of $3.6 million over the same quarter last year. Service charge fee income decreased $1.4 million, or 10 percent, from the prior quarter due to seasonal activity and fewer days in the current quarter. Service charge fee income increased $1.6 million, or 13 percent, from the prior year first quarter which was driven by an increased volume and increased number of deposit accounts. Gain of $3.6 million on the sale of loans in the current quarter was a reduction of $1.3 million, or 27 percent, from the prior quarter and a decrease of $5.5 million, or 60 percent, from the prior year first quarter. The Company continued to experience a slowdown in refinance activity during the current quarter, although the decrease in gain on sale of loans was offset by the decrease in premium amortization on investment securities, both of which were attributable to the continuing slowdown of refinance activity. Other income of $2.6 million for the current quarter decreased $776 thousand, or 23 percent, from the prior quarter primarily as a result of a decrease in income related to other real estate owned (“OREO”). Included in other income was operating revenue of $64 thousand from OREO and gain of $747 thousand on the sales of OREO, the combined total of $811 thousand for the most recent quarter compared to $1.6 million for the prior quarter and $726 thousand for the prior year first quarter.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2013 and March 31, 2013:

	Three Months ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Compensation and employee benefits	$28,634	27,258	24,577
Occupancy and equipment	6,613	6,723	5,825
Advertising and promotions	1,777	1,847	1,548
Outsourced data processing	1,288	1,623	825
Other real estate owned	507	2,295	884
Regulatory assessments and insurance	1,592	1,519	1,641
Core deposit intangibles amortization	710	717	486
Other expense	8,949	11,052	7,648
Total non-interest expense	$50,070	53,034	43,434

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Compensation and employee benefits	$1,376	$4,057	5%	17%
Occupancy and equipment	(110)	788	(2)%	14%
Advertising and promotions	(70)	229	(4)%	15%
Outsourced data processing	(335)	463	(21)%	56%
Other real estate owned	(1,788)	(377)	(78)%	(43)%
Regulatory assessments and insurance	73	(49)	5%	(3)%
Core deposit intangibles amortization	(7)	224	(1)%	46%
Other expense	(2,103)	1,301	(19)%	17%
Total non-interest expense	$(2,964)	$6,636	(6)%	15%

Compensation and employee benefits increased by $1.4 million, or 5 percent, from the prior quarter due to benefit increases primarily in health insurance, and other adjustments, specifically increased FICA expense and director stock compensation. Compensation and employee benefits increased by $4.1 million, or 17 percent, from the prior year first quarter due to the increased number of employees from the NCB and FSB acquisitions along with additional benefit costs. Occupancy and equipment expense increased $788 thousand, or 14 percent, from the prior year first quarter as a result of the acquisitions and increases in equipment expense related to information and technology infrastructure. Advertising and promotion expense increased $229 thousand, or 15 percent, compared to the prior year first quarter primarily from recent marketing promotions at a number of the Bank divisions. Outsourced data processing expense increased $463 thousand, or 56 percent, from the prior year first quarter because of the acquired banks’ outsourced data processing expense. OREO expense decreased $1.8 million, or 78 percent, from the prior quarter and decreased $377 thousand, or 43 percent, from the prior year first quarter. The current quarter OREO expense of $507 thousand included $284 thousand of operating expense, $54 thousand of fair value write-downs, and $169 thousand of loss on sale of OREO. OREO expense may fluctuate as the Company continues to work through non-performing assets and dispose of foreclosed properties. Other expense decreased by $2.1 million, or 19 percent, over the prior quarter primarily as a result of decreases in loan repurchases and debit card fraud losses which were partially offset by increases in professional and outside services expenses. Other expense increased $1.3 million, or 17 percent, from the prior year first quarter primarily from debit card expenses and other deposit account related charges.

Efficiency Ratio
The efficiency ratio for the current quarter was 53 percent compared to 55 percent for the prior year first quarter. The improvement in the efficiency ratio was primarily driven by the significant increase in net interest income, on a tax-equivalent basis, which exceeded the increase in non-interest expense and the decrease in non-interest income.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2014	$1,122	$744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%
Second quarter 2012	7,925	7,052	3.99%	1.41%	2.69%

Net charged-off loans for the current quarter totaled $744 thousand, a decrease of $1.5 million, or 66 percent, from the prior quarter and $1.4 million, or 65 percent, from the prior year first quarter, respectively. The current quarter provision for loan losses of $1.1 million decreased $680 thousand from the prior quarter and decreased $978 thousand from the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Lending Activity and Practices
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family, 2) commercial lending that concentrates on targeted businesses, and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments and classes which is based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$580,306	15%	$577,589	15%	$513,784	16%
Commercial loans
Real estate	2,071,032	52%	2,049,247	52%	1,676,142	51%
Other commercial	857,963	22%	852,036	22%	631,490	19%
Total	2,928,995	74%	2,901,283	74%	2,307,632	70%
Consumer and other loans
Home equity	363,112	9%	366,465	9%	387,863	12%
Other consumer	216,216	5%	217,501	5%	194,566	6%
Total	579,328	14%	583,966	14%	582,429	18%
Loans receivable	4,088,629	103%	4,062,838	103%	3,403,845	104%
Allowance for loan and lease losses	(130,729)	(3)%	(130,351)	(3)%	(130,835)	(4)%
Loans receivable, net	$3,957,900	100%	$3,932,487	100%	$3,273,010	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Other real estate owned	$27,332	26,860	43,975
Accruing loans 90 days or more past due
Residential real estate	146	429	—
Commercial	322	160	262
Consumer and other	101	15	301
Total	569	604	563
Non-accrual loans
Residential real estate	8,439	10,702	13,023
Commercial	60,254	61,577	65,137
Consumer and other	10,212	9,677	12,696
Total	78,905	81,956	90,856
Total non-performing assets [1]	$106,806	109,420	135,394
Non-performing assets as a percentage of subsidiary assets	1.37%	1.39%	1.79%
Allowance for loan and lease losses as a percentage of non-performing loans	164%	158%	143%
Accruing loans 30-89 days past due	$42,862	32,116	32,278
Troubled debt restructurings not included in non-performing assets	$77,311	81,110	80,010
Interest income [2]	$965	4,122	1,142
 __________

[1]	As of March 31, 2014, non-performing assets have not been reduced by U.S. government guarantees of $4.1 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at March 31, 2014 were $107 million, a decrease of $2.6 million, or 2 percent, during the current quarter and a decrease of $28.6 million, or 21 percent, from a year ago. The largest category of non-performing assets was the land, lot and other construction category (i.e., regulatory classification) which was $50.9 million, or 48 percent, of the non-performing assets at March 31, 2014. Included in this category was $24.6 million of land development loans and $13.0 million in unimproved land loans at March 31, 2014. During the current quarter, the Company continued to reduce its exposure to the land, lot and other construction category as it has over the past few years. The Company’s early stage delinquencies (accruing loans 30-89 days past due) of $42.9 million at March 31, 2014 increased $10.7 million, or 33 percent, from the prior quarter and increased $10.6 million, or 33 percent, from the prior year first quarter.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or loss to the Company. The Company evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. The Company continues to maintain an adequate allowance while working to reduce non-performing assets.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at March 31, 2014. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at March 31, 2014. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 42 percent of the Company’s non-accrual loans as of March 31, 2014. Land, lot and other construction loans, a regulatory classification, were 96 percent of the non-accrual construction loans. Of the Company’s $33.0 million of non-accrual construction loans at March 31, 2014, 94 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the general economic downturn, the market for upscale primary, secondary and other housing as well as the associated construction and building industries remains stalled after years of significant growth. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $192 million and $200 million as of March 31, 2014 and December 31, 2013, respectively. The ALLL includes specific valuation allowances of $10.2 million and $11.9 million of impaired loans as of March 31, 2014 and December 31, 2013, respectively. Of the total impaired loans at March 31, 2014, there were 27 significant commercial real estate and other commercial loans that accounted for $79.6 million, or 41 percent, of the impaired loans. The 27 loans were collateralized by 128 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2014, there were 162 loans aggregating $98 million, or 51 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $1.4 million. Of these loans, there were charge-offs of $838 thousand during 2014.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $114 million and $124 million as of March 31, 2014 and December 31, 2013, respectively. The Company’s TDR loans are considered impaired loans of which $37.1 million and $42.5 million as of March 31, 2014 and December 31, 2013, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of March 31, 2014 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At March 31, 2014, the Company has TDR loans of $16.3 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $21.6 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2014 was $4.4 million of which $2.3 million was residential real estate, $1.3 million was commercial, and $779 thousand was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2014 was $4.1 million of which $2.2 million was residential real estate, $853 thousand was commercial, and $1.0 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance at beginning of period	$26,860	45,115	45,115
Acquisitions	—	1,203	—
Additions	4,105	15,266	6,683
Capital improvements	—	79	79
Write-downs	(53)	(3,639)	(227)
Sales	(3,580)	(31,164)	(7,675)
Balance at end of period	$27,332	26,860	43,975

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2014			December 31, 2013			March 31, 2013
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$14,066	11%	14%	$14,067	11%	14%	$15,411	12%	15%
Commercial real estate	70,571	54%	51%	70,332	54%	51%	73,335	56%	49%
Other commercial	28,484	22%	21%	28,630	22%	21%	22,481	17%	19%
Home equity	9,426	7%	9%	9,299	7%	9%	10,833	8%	11%
Other consumer	8,182	6%	5%	8,023	6%	5%	8,775	7%	6%
Totals	$130,729	100%	100%	$130,351	100%	100%	$130,835	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance at beginning of period	$130,351	130,854	130,854
Provision for loan losses	1,122	6,887	2,100
Charge-offs
Residential real estate	(36)	(793)	(177)
Commercial loans	(1,344)	(8,407)	(1,923)
Consumer and other loans	(206)	(4,443)	(1,514)
Total charge-offs	(1,586)	(13,643)	(3,614)
Recoveries
Residential real estate	213	299	83
Commercial loans	464	4,803	1,027
Consumer and other loans	165	1,151	385
Total recoveries	842	6,253	1,495
Charge-offs, net of recoveries	(744)	(7,390)	(2,119)
Balance at end of period	$130,729	130,351	130,835
Allowance for loan and lease losses as a percentage of total loans	3.20%	3.21%	3.84%
Net charge-offs as a percentage of total loans	0.02%	0.18%	0.06%

The allowance was $131 million at March 31, 2014 and remained stable compared to the prior year end and a year ago. The allowance was 3.20 percent of total loans outstanding at March 31, 2014, a decrease of 1 basis point from 3.21 percent at December 31, 2013. The allowance as a percentage of total loans at March 31, 2014 decreased 64 basis points from 3.84 percent at March 31, 2013 primarily as a result of no allowance carried over from the NCB and FSB acquisitions since the acquired loans were recorded at fair value. Excluding the acquired banks, the allowance was 3.52 percent of total loans outstanding at March 31, 2014, a 32 basis points decrease from 3.84 percent at March 31, 2013.

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2014 and 2013, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2014, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $378 thousand. During the same period in 2013, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $19 thousand.

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

Although there continues to be heightened uncertainty in the economic environment, there was notable improvements during the last year compared to the past several years. There was steady growth in the housing permits, housing starts, and completions for new privately owned units during the last year in Montana, Idaho, Colorado and Utah in relation to the US national statistics. There was improvement in single family residential real estate construction and sales for all of the Company’s market areas. Single family residential collateral values in Idaho, Wyoming and Montana stabilized (with some improvement in isolated markets in which the Company operates) compared to the prior year and prior 5 year historical trends. In the states in which the Company operates, foreclosures have been on a steady decline the past several years and the state unemployment rates were lower than the national unemployment rate for March 2014. From a high of 10 percent in October 2009, the national unemployment rate has seen a steady decline down to 6.7 percent in March 2014. Agricultural prices for livestock and grain remain relatively strong. While prices for oil have held strong, prices for natural gas continue to remain weak (due to excess supply) especially when compared to the exceptionally high price levels of natural gas during 2008. The tourism industry and related lodging continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 11 percent of the Company’s total loan portfolio and account for 42 percent of the Company’s non-accrual loans at March 31, 2014. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Specific valuation allowance	$10,236	11,949	11,601
General valuation allowance	120,493	118,402	119,234
Total ALLL	$130,729	130,351	130,835

During the first quarter of 2014, the ALLL increased by $378 thousand, the net result of a $1.7 million decrease in the specific valuation allowance and a $2.1 million increase in the general valuation allowance. The decrease in the specific valuation allowance was primarily attributable to the increased fair values of collateral or the present value of discounted cash flows of loans individually evaluated for impairment. The specific valuation allowance also decreased as the result of a $7.5 million reduction of loans individually reviewed for impairment from the prior year end. The increase in the general valuation allowance was due to a $33.3 million increase in loans collectively evaluated for impairment applying the historical loss experience adjusted for qualitative or environmental factors.
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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from	% Change from
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Custom and owner occupied construction	$44,333	50,352	36,607	(12)%	21%
Pre-sold and spec construction	34,786	34,217	36,162	2%	(4)%
Total residential construction	79,119	84,569	72,769	(6)%	9%
Land development	82,275	73,132	78,524	13%	5%
Consumer land or lots	104,308	109,175	100,722	(4)%	4%
Unimproved land	49,871	50,422	49,904	(1)%	—%
Developed lots for operative builders	15,984	15,951	15,713	—%	2%
Commercial lots	15,609	12,585	17,717	24%	(12)%
Other construction	84,214	103,807	68,046	(19)%	24%
Total land, lot, and other construction	352,261	365,072	330,626	(4)%	7%
Owner occupied	812,727	811,479	705,232	—%	15%
Non-owner occupied	611,093	588,114	466,493	4%	31%
Total commercial real estate	1,423,820	1,399,593	1,171,725	2%	22%
Commercial and industrial	523,071	523,354	428,202	—%	22%
Agriculture	269,886	279,959	146,606	(4)%	84%
1st lien	726,471	733,406	684,968	(1)%	6%
Junior lien	71,012	73,348	79,549	(3)%	(11)%
Total 1-4 family	797,483	806,754	764,517	(1)%	4%
Multifamily residential	143,438	123,154	94,246	16%	52%
Home equity lines of credit	298,073	298,119	306,606	—%	(3)%
Other consumer	131,030	130,758	109,047	—%	20%
Total consumer	429,103	428,877	415,653	—%	3%
Other	106,581	98,244	67,536	8%	58%
Total loans receivable, including loans held for sale	4,124,762	4,109,576	3,491,880	—%	18%
Less loans held for sale [1]	(36,133)	(46,738)	(88,035)	(23)%	(59)%
Total loans receivable	$4,088,629	4,062,838	3,403,845	1%	20%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	March 31, 2014	March 31, 2014
Custom and owner occupied construction	$1,227	1,248	1,322	1,227	—	—
Pre-sold and spec construction	663	828	1,101	238	—	425
Total residential construction	1,890	2,076	2,423	1,465	—	425
Land development	24,555	25,062	28,872	15,503	—	9,052
Consumer land or lots	3,169	2,588	5,800	2,333	—	836
Unimproved land	12,965	13,630	17,407	11,781	—	1,184
Developed lots for operative builders	2,157	2,215	2,177	1,485	—	672
Commercial lots	2,842	2,899	2,828	291	—	2,551
Other construction	5,168	5,167	5,181	179	—	4,989
Total land, lot and other construction	50,856	51,561	62,265	31,572	—	19,284
Owner occupied	14,625	14,270	14,097	12,746	—	1,879
Non-owner occupied	3,563	4,301	4,972	2,383	90	1,090
Total commercial real estate	18,188	18,571	19,069	15,129	90	2,969
Commercial and industrial	5,030	6,400	5,727	4,965	35	30
Agriculture	3,484	3,529	6,213	2,985	197	302
1st lien	17,457	17,630	23,341	13,002	146	4,309
Junior lien	4,947	4,767	6,366	4,908	39	—
Total 1-4 family	22,404	22,397	29,707	17,910	185	4,309
Multifamily residential	156	—	253	156	—	—
Home equity lines of credit	4,434	4,544	8,402	4,405	29	—
Other consumer	364	342	520	318	33	13
Total consumer	4,798	4,886	8,922	4,723	62	13
Other	—	—	815	—	—	—
Total	$106,806	109,420	135,394	78,905	569	27,332

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from	% Change from
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Custom and owner occupied construction	$277	$202	$—	37%	n/m
Pre-sold and spec construction	101	—	394	n/m	(74)%
Total residential construction	378	202	394	87%	(4)%
Land development	—	—	1,437	n/m	(100)%
Consumer land or lots	504	1,716	1,665	(71)%	(70)%
Unimproved land	420	615	915	(32)%	(54)%
Developed lots for operative builders	1,163	8	303	14,438%	284%
Total land, lot and other construction	2,087	2,339	4,320	(11)%	(52)%
Owner occupied	9,099	5,321	5,524	71%	65%
Non-owner occupied	2,901	2,338	3,825	24%	(24)%
Total commercial real estate	12,000	7,659	9,349	57%	28%
Commercial and industrial	6,192	3,542	3,873	75%	60%
Agriculture	2,710	1,366	2,785	98%	(3)%
1st lien	15,018	12,386	8,254	21%	82%
Junior lien	503	482	625	4%	(20)%
Total 1-4 family	15,521	12,868	8,879	21%	75%
Multifamily residential	1,535	1,075	12	43%	12,692%
Home equity lines of credit	1,506	1,999	1,238	(25)%	22%
Other consumer	933	1,066	1,428	(12)%	(35)%
Total consumer	2,439	3,065	2,666	(20)%	(9)%
Total	$42,862	$32,116	$32,278	33%	33%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	March 31, 2014
Custom and owner occupied construction	$—	(51)	(1)	—	—
Pre-sold and spec construction	(16)	(10)	(7)	—	16
Total residential construction	(16)	(61)	(8)	—	16
Land development	93	(383)	68	128	35
Consumer land or lots	(69)	843	(38)	11	80
Unimproved land	(5)	715	239	10	15
Developed lots for operative builders	(17)	(81)	(22)	—	17
Commercial lots	(2)	248	242	—	2
Other construction	—	(473)	(1)	—	—
Total land, lot and other construction	—	869	488	149	149
Owner occupied	(18)	350	(305)	—	18
Non-owner occupied	(185)	397	12	45	230
Total commercial real estate	(203)	747	(293)	45	248
Commercial and industrial	1,038	3,096	575	1,111	73
Agriculture	—	53	3	—	—
1st lien	(199)	681	181	57	256
Junior lien	38	106	71	54	16
Total 1-4 family	(161)	787	252	111	272
Multifamily residential	1	(39)	(5)	7	6
Home equity lines of credit	51	1,606	1,154	81	30
Other consumer	34	324	(47)	81	47
Total consumer	85	1,930	1,107	162	77
Other	—	8	—	1	1
Total	$744	7,390	2,119	1,586	842

Investment Activity
On January 1, 2014, the Company reclassified state and local government securities with a fair value of approximately $485 million, inclusive of a net unrealized gain of $4.6 million, from available-for-sale classification to held-to-maturity classification. Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$—	—%	$—	—%	$200	—%
U.S. government sponsored enterprises	9,942	—%	10,628	—%	15,201	—%
State and local governments	921,450	29%	1,385,078	43%	1,283,312	35%
Corporate bonds	435,685	14%	442,501	14%	434,139	12%
Collateralized debt obligations	—	—%	—	—%	1,829	—%
Residential mortgage-backed securities	1,302,103	42%	1,384,622	43%	1,923,356	53%
Total available-for-sale	2,669,180	85%	3,222,829	100%	3,658,037	100%
Held-to-maturity
State and local governments	481,476	15%	—	—%	—	—%
Total held-to-maturity	481,476	15%	—	—%	—	—%
Total investment securities	$3,150,656	100%	$3,222,829	100%	$3,658,037	100%

The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. Similar to 2013, the Company continued to redeploy payments on its residential mortgage-backed securities to loans receivable and state and local government securities during the first quarter of 2014. The residential mortgage-backed securities are typically short, weighted-average life U.S. agency collateralized mortgage obligations that provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities. The maximum federal statutory rate of 35 percent is used in calculating the Company’s tax-equivalent yields on tax-exempt state and local government securities.

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at March 31, 2014. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government sponsored enterprises	$1	1.15%	$9,906	2.38%	$35	1.80%	$—	—%	$—	—%	$9,942	2.38%
State and local governments	8,484	2.13%	173,603	2.11%	61,898	3.09%	677,465	4.33%	—	—%	921,450	3.81%
Corporate bonds	102,623	2.20%	333,062	2.10%	—	—%	—	—%	—	—%	435,685	2.12%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,302,103	2.49%	1,302,103	2.49%
Total available-for-sale	111,108	2.20%	516,571	2.11%	61,933	3.09%	677,465	4.33%	1,302,103	2.49%	2,669,180	2.88%
Held-to-maturity
State and local governments	—	—%	—	—%	—	—%	481,476	4.47%	—	—%	481,476	4.47%
Total held-to-maturity	—	—%	—	—%	—	—%	481,476	4.47%	—	—%	481,476	4.47%
Total investment securities	$111,108	2.20%	$516,571	2.11%	$61,933	3.09%	$1,158,941	4.39%	$1,302,103	2.49%	$3,150,656	3.13%

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Of the non-marketable equity securities owned at March 31, 2014, 98 percent consisted of capital stock issued by FHLB of Seattle. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable.

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

Based on the Company’s evaluation of its investments in non-marketable equity securities as of March 31, 2014, the Company determined that none of such securities had other-than-temporary impairment.

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives.

For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by Nationally Recognized Statistical Rating Organizations ("NRSRO" entities such as Moody's, Standard and Poor's, and Fitch). In connection with changing macroeconomic conditions affecting the U.S. economy, in June 2013, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt but with an improved outlook of stable from negative. In July 2013, Moody's upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. In March 2014, Fitch upgraded its outlook to stable from negative on its AAA long-term debt rating of the U.S. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at March 31, 2014 into two categories: investments purchased prior to 2014 and those purchased during 2014. Of those investments purchased prior to 2014, the fair market value and unrealized gain or loss at December 31, 2013 is also presented.

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2014
U.S. government sponsored enterprises	$25	$—	—%	$27	$—	—%
State and local governments	326,983	(14,415)	(4)%	321,063	(20,921)	(7)%
Corporate bonds	82,853	(713)	(1)%	82,575	(1,397)	(2)%
Residential mortgage-backed securities	380,361	(6,727)	(2)%	397,034	(9,734)	(2)%
Total	$790,222	$(21,855)	(3)%	$800,699	$(32,052)	(4)%
Temporarily impaired securities purchased during 2014
State and local governments	$1,244	$(15)	(1)%
Residential mortgage-backed securities	25,770	(211)	(1)%
Total	$27,014	$(226)	(1)%
Temporarily impaired securities
U.S. government sponsored enterprises	$25	$—	—%
State and local governments	328,227	(14,430)	(4)%
Corporate bonds	82,853	(713)	(1)%
Residential mortgage-backed securities	406,131	(6,938)	(2)%
Total	$817,236	$(22,081)	(3)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at March 31, 2014:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	67	$(9,184)
0.1% to 5.0%	279	(12,897)
Total	346	$(22,081)

With respect to the duration of the impaired debt securities, the Company identified 122 securities which have been continuously impaired for the twelve months ending March 31, 2014. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position. The following table provides details of the 122 securities which have been continuously impaired for the twelve months ended March 31, 2014, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	104	$(8,590)	$(994)
Corporate bonds	8	(177)	(60)
Residential mortgage-backed securities	10	(2,829)	(855)
Total	122	$(11,596)

Based on the Company's analysis of its impaired debt securities as of March 31, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at March 31, 2014 were issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Government National Mortgage Association and other agencies of the United States government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at March 31, 2014 have been determined by the Company to be investment grade.

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year from period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2014	December 31, 2013
Repurchase agreements
Amount outstanding at end of period	$327,322	313,394
Weighted interest rate on outstanding amount	0.27%	0.28%
Maximum outstanding at any month-end	$327,322	326,184
Average balance	$305,186	295,004
Weighted average interest rate	0.28%	0.29%
FHLB advances
Amount outstanding at end of period	$406,084	559,084
Weighted interest rate on outstanding amount	0.26%	0.24%
Maximum outstanding at any month-end	$898,802	939,109
Average balance	$544,906	693,225
Weighted average interest rate	0.24%	0.25%

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

The following table identifies certain liquidity sources and capacity available to the Company at March 31, 2014:

(Dollars in thousands)	March 31, 2014
FHLB advances
Borrowing capacity	$1,482,093
Amount utilized	(686,744)
Amount available	$795,349
Federal Reserve Bank discount window
Borrowing capacity	$777,196
Amount utilized	—
Amount available	$777,196
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government sponsored enterprises	$834
State and local governments	897,724
Corporate bonds	283,864
Residential mortgage-backed securities	333,930
Total unencumbered securities	$1,516,352

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 74,465,666 have been issued as of March 31, 2014. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2014. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of March 31, 2014 and 2013. There are no conditions or events after March 31, 2014 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve’s capital adequacy guidelines and the Company’s compliance with those guidelines as of March 31, 2014.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$984,960	984,960	984,960
Less:
Goodwill and intangibles	(138,508)	(138,508)	(138,508)
Net unrealized gains on available-for-sale securities and change in fair value of derivatives used for cash flow hedges	(15,288)	(15,288)	(15,288)
Plus:
Allowance for loan and lease losses	—	67,156	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$955,664	1,022,820	955,664
Risk-weighted assets	$5,308,875	5,308,875
Total adjusted average assets			$7,679,374
Capital ratio	18.00%	19.27%	12.44%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	12.00%	9.27%

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations.

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

Income tax expense for the three months ended March 31, 2014 and 2013 was $8.9 million and $7.1 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 25.0 percent and 25.6 percent, respectively. The primary reason for the low effective rates are the benefits of tax-exempt investment income and federal tax credits. The tax-exempt income was $11.6 million and $9.8 million for the three months ended March 31, 2014 and 2013, respectively. The federal tax credit benefits were $545 thousand and $550 thousand for the three months ended March 31, 2014 and 2013, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2015	$2,850	1,270	910	5,030
2016	2,850	1,175	885	4,910
2017	1,014	1,175	861	3,050
2018	450	1,060	784	2,294
2019	—	1,060	707	1,767
Thereafter	—	2,021	3,759	5,780
	$7,164	7,761	7,906	22,831

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2014			March 31, 2014
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$609,534	$7,087	4.65%	$617,852	$7,260	4.70%
Commercial loans	2,882,054	35,042	4.93%	2,271,070	28,632	5.11%
Consumer and other loans	576,625	7,643	5.38%	587,433	7,864	5.43%
Total loans [1]	4,068,213	49,772	4.96%	3,476,355	43,756	5.10%
Tax-exempt investment securities [2]	1,191,679	16,768	5.63%	959,728	14,150	5.90%
Taxable investment securities [3]	2,101,464	13,064	2.49%	2,686,727	4,772	0.71%
Total earning assets	7,361,356	79,604	4.39%	7,122,810	62,678	3.57%
Goodwill and intangibles	138,901			112,037
Non-earning assets	317,625			349,000
Total assets	$7,817,882			$7,583,847
Liabilities
Non-interest bearing deposits	$1,329,736	$—	—%	$1,141,181	$—	—%
NOW accounts	1,097,430	334	0.12%	965,799	273	0.11%
Savings accounts	628,947	80	0.05%	495,975	73	0.06%
Money market deposit accounts	1,187,525	600	0.20%	997,088	514	0.21%
Certificate accounts	1,132,828	1,984	0.71%	1,082,132	2,426	0.91%
Wholesale deposits [4]	148,417	91	0.25%	579,188	426	0.30%
FHLB advances	825,823	2,514	1.22%	921,652	2,651	1.17%
Repurchase agreements, federal funds purchased and other borrowed funds	439,700	1,037	0.96%	427,693	1,095	1.04%
Total interest bearing liabilities	6,790,406	6,640	0.40%	6,610,708	7,458	0.46%
Other liabilities	45,787			57,767
Total liabilities	6,836,193			6,668,475
Stockholders’ Equity
Common stock	744			720
Paid-in capital	691,626			641,997
Retained earnings	274,865			220,438
Accumulated other comprehensive income	14,454			52,217
Total stockholders’ equity	981,689			915,372
Total liabilities and stockholders’ equity	$7,817,882			$7,583,847
Net interest income (tax-equivalent)		$72,964			$55,220
Net interest spread (tax-equivalent)			3.99%			3.11%
Net interest margin (tax-equivalent)			4.02%			3.14%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $5.1 million and $4.3 million on tax-exempt investment security income for the three months ended March 31, 2014 and 2013, respectively.

[3]	Includes tax effect of $372 thousand and $381 thousand on investment security tax credits for the three months ended March 31, 2014 and 2013, respectively.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Three Months ended March 31,
	2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(98)	(75)	(173)
Commercial loans	7,703	(1,293)	6,410
Consumer and other loans	(144)	(77)	(221)
Investment securities (tax-equivalent)	(1,833)	12,743	10,910
Total interest income	5,628	11,298	16,926
Interest expense
NOW accounts	37	24	61
Savings accounts	20	(13)	7
Money market deposit accounts	98	(12)	86
Certificate accounts	113	(555)	(442)
Wholesale deposits	(317)	(18)	(335)
FHLB advances	(272)	135	(137)
Repurchase agreements, federal funds purchased and other borrowed funds	31	(89)	(58)
Total interest expense	(290)	(528)	(818)
Net interest income (tax-equivalent)	$5,918	11,826	17,744

Net interest income (tax-equivalent) increased $17.7 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in net interest income primarily resulted from higher interest rates on investment securities due to a significant decrease in premium amortization. The growth of the Company’s commercial loan portfolio also contributed to the increase in net interest income.

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

The Company’s assessment of market risk as of March 31, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2013 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter 2014, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2013 Annual Report. The risks and uncertainties described in the 2013 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2014.

GLACIER BANCORP, INC.
/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO