Form 10-Q
period 2014-06-30
GLACIER BANCORP INC
filed 2014-08-05
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 22, 2014 was 74,468,026. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
Assets
Cash on hand and in banks	$130,114	109,995
Federal funds sold	2,852	10,527
Interest bearing cash deposits	69,392	35,135
Cash and cash equivalents	202,358	155,657
Investment securities, available-for-sale	2,559,411	3,222,829
Investment securities, held-to-maturity (fair values of $509,977 and $0)	483,557	—
Total investment securities	3,042,968	3,222,829
Loans held for sale	56,021	46,738
Loans receivable	4,203,279	4,062,838
Allowance for loan and lease losses	(130,636)	(130,351)
Loans receivable, net	4,072,643	3,932,487
Premises and equipment, net	167,741	167,671
Other real estate owned	26,338	26,860
Accrued interest receivable	41,765	41,898
Deferred tax asset	34,505	43,549
Core deposit intangible, net	8,109	9,512
Goodwill	129,706	129,706
Non-marketable equity securities	52,715	52,192
Other assets	55,225	55,251
Total assets	$7,890,094	7,884,350
Liabilities
Non-interest bearing deposits	$1,464,938	1,374,419
Interest bearing deposits	4,280,898	4,205,548
Securities sold under agreements to repurchase	315,240	313,394
Federal Home Loan Bank advances	607,305	840,182
Other borrowed funds	7,367	8,387
Subordinated debentures	125,633	125,562
Accrued interest payable	3,163	3,505
Other liabilities	75,535	50,103
Total liabilities	6,880,079	6,921,100
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	745	744
Paid-in capital	692,343	690,918
Retained earnings - substantially restricted	292,721	261,943
Accumulated other comprehensive income	24,206	9,645
Total stockholders’ equity	1,010,015	963,250
Total liabilities and stockholders’ equity	$7,890,094	7,884,350
Number of common stock shares issued and outstanding	74,467,908	74,373,296
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income
Residential real estate loans	$7,220	7,026	14,307	14,286
Commercial loans	35,267	29,865	70,309	58,497
Consumer and other loans	7,583	7,909	15,226	15,773
Investment securities	23,893	17,351	48,208	31,550
Total interest income	73,963	62,151	148,050	120,106
Interest Expense
Deposits	3,061	3,474	6,150	7,186
Securities sold under agreements to repurchase	192	210	402	437
Federal Home Loan Bank advances	2,447	2,648	4,961	5,299
Federal funds purchased and other borrowed funds	48	54	101	106
Subordinated debentures	780	799	1,554	1,615
Total interest expense	6,528	7,185	13,168	14,643
Net Interest Income	67,435	54,966	134,882	105,463
Provision for loan losses	239	1,078	1,361	3,178
Net interest income after provision for loan losses	67,196	53,888	133,521	102,285
Non-Interest Income
Service charges and other fees	13,547	11,818	25,766	22,404
Miscellaneous loan fees and charges	1,200	1,153	2,229	2,242
Gain on sale of loans	4,778	7,472	8,373	16,561
(Loss) gain on sale of investments	(48)	241	(99)	104
Other income	3,027	2,538	5,623	4,861
Total non-interest income	22,504	23,222	41,892	46,172
Non-Interest Expense
Compensation and employee benefits	28,988	24,917	57,622	49,494
Occupancy and equipment	6,733	5,906	13,346	11,731
Advertising and promotions	1,948	1,621	3,725	3,169
Outsourced data processing	2,032	813	3,320	1,638
Other real estate owned	566	2,968	1,073	3,852
Regulatory assessments and insurance	1,028	1,525	2,620	3,166
Core deposit intangibles amortization	693	505	1,403	991
Other expense	10,685	10,226	19,634	17,874
Total non-interest expense	52,673	48,481	102,743	91,915
Income Before Income Taxes	37,027	28,629	72,670	56,542
Federal and state income tax expense	8,350	5,927	17,263	13,072
Net Income	$28,677	22,702	55,407	43,470
Basic earnings per share	$0.38	0.31	0.74	0.60
Diluted earnings per share	$0.38	0.31	0.74	0.60
Dividends declared per share	$0.17	0.15	0.33	0.29
Average outstanding shares - basic	74,467,576	72,480,019	74,452,568	72,224,263
Average outstanding shares - diluted	74,499,660	72,548,172	74,491,459	72,282,104
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$28,677	22,702	55,407	43,470
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	20,714	(56,256)	35,317	(55,685)
Reclassification adjustment for losses (gains) included in net income	48	(241)	121	(104)
Net unrealized gains (losses) on available-for-sale securities	20,762	(56,497)	35,438	(55,789)
Tax effect	(8,056)	21,977	(13,736)	21,702
Net of tax amount	12,706	(34,520)	21,702	(34,087)
Unrealized (losses) gains on derivatives used for cash flow hedges	(6,190)	12,810	(11,669)	15,562
Tax effect	2,402	(4,983)	4,528	(6,055)
Net of tax amount	(3,788)	7,827	(7,141)	9,507
Total other comprehensive income (loss), net of tax	8,918	(26,693)	14,561	(24,580)
Total Comprehensive Income (Loss)	$37,595	(3,991)	69,968	18,890

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2014 and 2013

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income	—	—	—	43,470	(24,580)	18,890
Cash dividends declared ($0.29 per share)	—	—	—	(21,152)	—	(21,152)
Stock issuances under stock incentive plans	172,422	2	2,653	—	—	2,655
Stock issued in connection with acquisitions	1,455,256	15	28,275	—	—	28,290
Stock-based compensation and related taxes	—	—	(630)	—	—	(630)
Balance at June 30, 2013	73,564,900	$736	672,035	232,849	23,382	929,002
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	55,407	14,561	69,968
Cash dividends declared ($0.33 per share)	—	—	—	(24,629)	—	(24,629)
Stock issuances under stock incentive plans	94,612	1	763	—	—	764
Stock-based compensation and related taxes	—	—	662	—	—	662
Balance at June 30, 2014	74,467,908	$745	692,343	292,721	24,206	1,010,015

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013
Operating Activities
Net income	$55,407	43,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,361	3,178
Net amortization of investment securities premiums and discounts	14,606	39,846
Loans held for sale originated or acquired	(293,098)	(527,853)
Proceeds from sales of loans held for sale	298,399	616,180
Gain on sale of loans	(8,373)	(16,561)
Loss (gain) on sale of investments	99	(104)
Stock-based compensation expense, net of tax benefits	437	607
Excess tax deficiencies from stock-based compensation	14	188
Depreciation of premises and equipment	5,545	4,742
(Gain) loss on sale of other real estate owned and writedowns, net	(969)	987
Amortization of core deposit intangibles	1,403	991
Net decrease (increase) in accrued interest receivable	133	(3,673)
Net (increase) decrease in other assets	(1,870)	1,584
Net decrease in accrued interest payable	(342)	(1,007)
Net increase in other liabilities	2,960	3,406
Net cash provided by operating activities	75,712	165,981
Investing Activities
Sales of available-for-sale securities	16,639	79,488
Maturities, prepayments and calls of available-for-sale securities	309,569	1,086,493
Purchases of available-for-sale securities	(121,671)	(1,224,241)
Maturities, prepayments and calls of held-to-maturity securities	3,930	—
Purchases of held-to-maturity securities	(7,873)	—
Principal collected on loans	630,875	513,255
Loans originated or acquired	(783,843)	(650,378)
Net addition of premises and equipment and other real estate owned	(5,614)	(3,167)
Proceeds from sale of other real estate owned	6,730	11,066
Net (purchase) sale of non-marketable equity securities	(523)	60
Net cash received from acquisitions	—	12,123
Net cash provided by (used in) investment activities	48,219	(175,301)
Financing Activities
Net increase (decrease) in deposits	165,869	(261,461)
Net increase in securities sold under agreements to repurchase	1,846	10,516
Net (decrease) increase in Federal Home Loan Bank advances	(232,877)	214,965
Net decrease in other borrowed funds	(949)	(1,471)
Cash dividends paid	(11,942)	(10,099)
Excess tax deficiencies from stock-based compensation	(14)	(188)
Proceeds from stock options exercised	837	2,474
Net cash used in financing activities	(77,230)	(45,264)
Net increase (decrease) in cash and cash equivalents	46,701	(54,584)
Cash and cash equivalents at beginning of period	155,657	187,040
Cash and cash equivalents at end of period	$202,358	132,456
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$13,510	15,648
Cash paid during the period for income taxes	16,818	13,660
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$484,583	—
Sale and refinancing of other real estate owned	501	2,507
Transfer of loans to other real estate owned	5,740	9,889
Acquisitions
Fair value of common stock shares issued	—	28,290
Cash consideration for outstanding shares	—	11,025
Fair value of assets acquired	—	300,541
Liabilities assumed	—	261,226

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2014, the results of operations and comprehensive income for the three and six month periods ended June 30, 2014 and 2013, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2014 and 2013. The condensed consolidated statement of financial condition of the Company as of December 31, 2013 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results anticipated for the year ending December 31, 2014.

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

Pending Acquisition
On May 8, 2014, the Company announced the signing of a definitive agreement to acquire First National Bank of the Rockies (“FNBR”), a community bank based in Grand Junction, Colorado. FNBR provides community banking services to individuals and businesses in northwestern Colorado, with banking offices located in Grand Junction, Steamboat Springs, Meeker, Rangely, Craig, Hayden and Oak Creek, Colorado. Upon closing of the transaction, which is anticipated to take place in the third quarter of 2014, FNBR will be merged into the Bank and will become part of the Bank of the San Juans bank division.

Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are variable interest entities (“VIE”).

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,077	—	36,039	—
Premises and equipment, net	—	13,334	—	13,536
Accrued interest receivable	92	—	117	—
Other assets	706	146	843	153
Total assets	$36,875	13,480	36,999	13,689
Liabilities
Other borrowed funds	$4,555	1,690	4,555	1,723
Accrued interest payable	4	5	4	5
Other liabilities	77	14	151	189
Total liabilities	$4,636	1,709	4,710	1,917

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

In June 2014, FASB amended FASB ASC Topic 860, Transfers and Servicing. The amendments in this Update require the following two accounting changes: 1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and 2) for repurchase finance arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in a secured borrowing accounting for the repurchase agreement. The amendments also require certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes are effective for public business entities for the first interim or annual reporting periods beginning after December 15, 2014. Early application for public business entities is not permitted. The disclosure changes for repurchase agreements are effective for public business entities for annual reporting periods beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principals for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early application is not permitted. The entity should apply the amendments using one of two retrospective methods described in the amendment. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$9,224	116	—	9,340
State and local governments	908,501	36,955	(4,269)	941,187
Corporate bonds	369,191	4,818	(118)	373,891
Residential mortgage-backed securities	1,223,169	15,455	(3,631)	1,234,993
Total available-for-sale	2,510,085	57,344	(8,018)	2,559,411
Held-to-maturity
State and local governments	483,557	30,552	(4,132)	509,977
Total held-to-maturity	483,557	30,552	(4,132)	509,977
Total investment securities	$2,993,642	87,896	(12,150)	3,069,388

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$10,441	187	—	10,628
State and local governments	1,377,347	31,621	(23,890)	1,385,078
Corporate bonds	440,337	3,922	(1,758)	442,501
Residential mortgage-backed securities	1,380,816	14,071	(10,265)	1,384,622
Total available-for-sale	3,208,941	49,801	(35,913)	3,222,829
Total investment securities	$3,208,941	49,801	(35,913)	3,222,829

Included in the residential mortgage-backed securities are $656,000 and $2,602,000 as of June 30, 2014 and December 31, 2013, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2014. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within one year	$104,252	105,165	—	—
Due after one year through five years	449,162	456,415	—	—
Due after five years through ten years	64,647	66,281	—	—
Due after ten years	668,855	696,557	483,557	509,977
	1,286,916	1,324,418	483,557	509,977
Residential mortgage-backed securities [1]	1,223,169	1,234,993	—	—
Total	$2,510,085	2,559,411	483,557	509,977
________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Gain or loss on sale of investment securities consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Available-for-sale
Gross proceeds	$21,773	75,649	33,700	79,488
Less amortized cost [1]	(21,821)	(75,408)	(33,821)	(79,384)
Net (loss) gain on sale of available-for-sale investment securities	$(48)	241	(121)	104
Gross gain on sale of investments	$160	256	181	256
Gross loss on sale of investments	(208)	(15)	(302)	(152)
Net (loss) gain on sale of available-for-sale investment securities	$(48)	241	(121)	104
Held-to-maturity [2]
Gross proceeds	$—	—	3,930	—
Less amortized cost [1]	—	—	(3,908)	—
Net gain on sale of held-to-maturity investment securities	$—	—	22	—
Gross gain on sale of investments	$—	—	22	—
Gross loss on sale of investments	—	—	—	—
Net gain on sale of held-to-maturity investment securities	$—	—	22	—
__________
1 The cost of each investment security sold is determined by specific identification.
2 The gain or loss on sale of held-to-maturity investment securities is solely due to securities that were partially or wholly called.

Investment securities with an unrealized loss position are summarized as follows:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$24	—	—	—	24	—
State and local governments	28,648	(184)	164,492	(4,085)	193,140	(4,269)
Corporate bonds	8,004	(46)	12,383	(72)	20,387	(118)
Residential mortgage-backed securities	91,044	(719)	198,025	(2,912)	289,069	(3,631)
Total available-for-sale	$127,720	(949)	374,900	(7,069)	502,620	(8,018)
Held-to-maturity
State and local governments	$2,321	(19)	92,583	(4,113)	94,904	(4,132)
Total held-to-maturity	$2,321	(19)	92,583	(4,113)	94,904	(4,132)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$3	—	—	—	3	—
State and local governments	408,812	(17,838)	74,161	(6,052)	482,973	(23,890)
Corporate bonds	129,515	(1,672)	1,702	(86)	131,217	(1,758)
Residential mortgage-backed securities	457,611	(10,226)	1,993	(39)	459,604	(10,265)
Total available-for-sale	$995,941	(29,736)	77,856	(6,177)	1,073,797	(35,913)

Based on an analysis of its investment securities with unrealized losses as of June 30, 2014 and December 31, 2013, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At June 30, 2014, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

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

The following schedules summarize the activity in the ALLL:

	Three Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,729	14,066	70,571	28,484	9,426	8,182
Provision for loan losses	239	915	(2,229)	1,334	308	(89)
Charge-offs	(1,738)	(377)	(83)	(586)	(186)	(506)
Recoveries	1,406	20	670	357	177	182
Balance at end of period	$130,636	14,624	68,929	29,589	9,725	7,769

	Three Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,835	15,411	73,335	22,481	10,833	8,775
Provision for loan losses	1,078	(509)	520	1,880	(1,016)	203
Charge-offs	(2,271)	(172)	(538)	(594)	(291)	(676)
Recoveries	1,241	67	568	349	100	157
Balance at end of period	$130,883	14,797	73,885	24,116	9,626	8,459

	Six Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,361	737	(2,189)	2,267	511	35
Charge-offs	(3,324)	(413)	(264)	(1,749)	(299)	(599)
Recoveries	2,248	233	1,050	441	214	310
Balance at end of period	$130,636	14,624	68,929	29,589	9,725	7,769

	Six Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	3,178	(486)	(432)	3,579	441	76
Charge-offs	(5,885)	(349)	(1,303)	(1,752)	(1,629)	(852)
Recoveries	2,736	150	1,222	722	155	487
Balance at end of period	$130,883	14,797	73,885	24,116	9,626	8,459

The following schedules disclose the ALLL and loans receivable:

	June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$9,442	858	2,097	5,235	244	1,008
Collectively evaluated for impairment	121,194	13,766	66,832	24,354	9,481	6,761
Total allowance for loan and lease losses	$130,636	14,624	68,929	29,589	9,725	7,769
Loans receivable
Individually evaluated for impairment	$184,073	20,217	113,885	35,889	8,688	5,394
Collectively evaluated for impairment	4,019,206	567,123	2,000,340	873,801	363,631	214,311
Total loans receivable	$4,203,279	587,340	2,114,225	909,690	372,319	219,705

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,949	990	3,763	6,155	265	776
Collectively evaluated for impairment	118,402	13,077	66,569	22,475	9,034	7,247
Total allowance for loan and lease losses	$130,351	14,067	70,332	28,630	9,299	8,023
Loans receivable
Individually evaluated for impairment	$199,680	24,070	119,526	41,504	9,039	5,541
Collectively evaluated for impairment	3,863,158	553,519	1,929,721	810,532	357,426	211,960
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $7,329,000 and $10,662,000 were included in the loans receivable balance at June 30, 2014 and December 31, 2013, respectively.

The following schedules disclose the impaired loans:

	At or for the Three or Six Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$53,446	4,793	22,587	22,603	1,011	2,452
Unpaid principal balance	56,319	4,945	22,999	24,762	1,109	2,504
Specific valuation allowance	9,442	858	2,097	5,235	244	1,008
Average balance - three months	56,661	5,438	24,817	22,699	1,057	2,650
Average balance - six months	58,275	6,036	24,517	24,137	1,000	2,585
Loans without a specific valuation allowance
Recorded balance	$130,627	15,424	91,298	13,286	7,677	2,942
Unpaid principal balance	160,293	16,385	113,843	17,744	9,178	3,143
Average balance - three months	131,468	15,381	91,487	13,761	7,747	3,092
Average balance - six months	133,704	15,866	92,861	14,003	7,883	3,091
Totals
Recorded balance	$184,073	20,217	113,885	35,889	8,688	5,394
Unpaid principal balance	216,612	21,330	136,842	42,506	10,287	5,647
Specific valuation allowance	9,442	858	2,097	5,235	244	1,008
Average balance - three months	188,129	20,819	116,304	36,460	8,804	5,742
Average balance - six months	191,979	21,902	117,378	38,140	8,883	5,676

	At or for the Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$61,503	7,233	23,917	27,015	886	2,452
Unpaid principal balance	63,406	7,394	25,331	27,238	949	2,494
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	59,823	7,237	26,105	22,460	767	3,254
Loans without a specific valuation allowance
Recorded balance	$138,177	16,837	95,609	14,489	8,153	3,089
Unpaid principal balance	169,082	18,033	119,017	19,156	9,631	3,245
Average balance	139,129	18,103	95,808	14,106	8,844	2,268
Totals
Recorded balance	$199,680	24,070	119,526	41,504	9,039	5,541
Unpaid principal balance	232,488	25,427	144,348	46,394	10,580	5,739
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	198,952	25,340	121,913	36,566	9,611	5,522

Interest income recognized on impaired loans for the periods ended June 30, 2014 and December 31, 2013 was not significant.

The following is a loans receivable aging analysis:

	June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$11,775	1,061	5,411	2,612	1,635	1,056
Accruing loans 60-89 days past due	6,817	823	4,402	674	632	286
Accruing loans 90 days or more past due	980	296	39	563	65	17
Non-accrual loans	75,147	7,299	49,806	8,622	7,722	1,698
Total past due and non-accrual loans	94,719	9,479	59,658	12,471	10,054	3,057
Current loans receivable	4,108,560	577,861	2,054,567	897,219	362,265	216,648
Total loans receivable	$4,203,279	587,340	2,114,225	909,690	372,319	219,705

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,761	10,367	7,016	3,673	2,432	2,273
Accruing loans 60-89 days past due	6,355	1,055	2,709	1,421	668	502
Accruing loans 90 days or more past due	604	429	—	160	5	10
Non-accrual loans	81,956	10,702	51,438	10,139	7,950	1,727
Total past due and non-accrual loans	114,676	22,553	61,163	15,393	11,055	4,512
Current loans receivable	3,948,162	555,036	1,988,084	836,643	355,410	212,989
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	13	—	3	8	1	1
Pre-modification recorded balance	$19,166	—	1,957	17,160	46	3
Post-modification recorded balance	$19,158	—	2,000	17,109	46	3
Troubled debt restructurings that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$10	—	—	10	—	—

	Three Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	18	—	4	10	2	2
Pre-modification recorded balance	$2,645	—	1,340	1,067	160	78
Post-modification recorded balance	$2,693	—	1,340	1,084	191	78
Troubled debt restructurings that subsequently defaulted
Number of loans	5	1	2	2	—	—
Recorded balance	$1,982	265	1,555	162	—	—

	Six Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	26	—	8	15	2	1
Pre-modification recorded balance	$24,276	—	4,432	19,599	242	3
Post-modification recorded balance	$23,639	—	4,475	18,919	242	3
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	2	—	—
Recorded balance	$27	—	—	27	—	—

	Six Months ended June 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	42	7	13	17	2	3
Pre-modification recorded balance	$9,160	1,623	4,656	2,572	160	149
Post-modification recorded balance	$9,378	1,794	4,656	2,588	191	149
Troubled debt restructurings that subsequently defaulted
Number of loans	10	1	5	3	—	1
Recorded balance	$3,145	265	2,607	228	—	45

During the six months ended June 30, 2014, 77 percent of the modifications were due to extensions of maturity dates and 11 percent were due to a combination of interest rate reductions, extensions of maturity dates, or reductions in the face amount. During that same period, approximately 94 percent of the modifications in the other commercial class, the class with the largest dollar amount of TDRs during the period, were due to extensions of maturity dates. During the six months ended June 30, 2013, 48 percent of modifications were due to extensions of maturity dates and 30 percent were due to a combination of interest rate reductions, extensions of maturity dates, or reductions in the face amount. During that same period of the prior year, 44 percent of the modifications in the commercial real estate class, the class with the largest dollar amount of TDRs during the period, were due to extensions of maturity dates and 33 percent were due to a combination of interest rate reductions, extension of maturity dates, or reductions in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $6,604,000 and $12,505,000 for the six months ended June 30, 2014 and 2013, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate and commercial real estate for the six months ended June 30, 2014 and 2013, respectively.

Note 4. Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2013 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred since the third quarter of 2013 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2014. However, changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net carrying value at beginning of period	$129,706	106,100	129,706	106,100
Acquisitions	—	13,409	—	13,409
Net carrying value at end of period	$129,706	119,509	129,706	119,509

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Gross carrying value	$169,865	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$129,706	129,706

Note 5. Derivatives and Hedging Activities

As of June 30, 2014, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The following table discloses the offsetting of financial assets and interest rate swap derivative assets:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$2,010	(2,010)	—	6,844	(4,948)	1,896

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$11,783	(2,010)	9,773	4,948	(4,948)	—

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $10,867,000 at June 30, 2014. There was $0 collateral pledged from the counterparties to the Company as of June 30, 2014. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Unrealized gains on available-for-sale securities	$49,326	13,888
Tax effect	(19,139)	(5,403)
Net of tax amount	30,187	8,485
Unrealized (losses) gains on derivatives used for cash flow hedges	(9,773)	1,896
Tax effect	3,792	(736)
Net of tax amount	(5,981)	1,160
Total accumulated other comprehensive income	$24,206	9,645

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income available to common stockholders, basic and diluted	$28,677	22,702	55,407	43,470
Average outstanding shares - basic	74,467,576	72,480,019	74,452,568	72,224,263
Add: dilutive stock options and awards	32,084	68,153	38,891	57,841
Average outstanding shares - diluted	74,499,660	72,548,172	74,491,459	72,282,104
Basic earnings per share	$0.38	0.31	0.74	0.60
Diluted earnings per share	$0.38	0.31	0.74	0.60

There were 0 and 74,159 options excluded from the diluted average outstanding share calculation for the six months ended June 30, 2014 and 2013, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2014 and 2013.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2014.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$9,340	—	9,340	—
State and local governments	941,187	—	941,187	—
Corporate bonds	373,891	—	373,891	—
Residential mortgage-backed securities	1,234,993	—	1,234,993	—
Total assets measured at fair value on a recurring basis	$2,559,411	—	2,559,411	—
Interest rate swaps	$9,773	—	9,773	—
Total liabilities measured at fair value on a recurring basis	$9,773	—	9,773	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$10,628	—	10,628	—
State and local governments	1,385,078	—	1,385,078	—
Corporate bonds	442,501	—	442,501	—
Residential mortgage-backed securities	1,384,622	—	1,384,622	—
Interest rate swaps	1,896	—	1,896	—
Total assets measured at fair value on a recurring basis	$3,224,725	—	3,224,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2014.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,236	—	—	1,236
Collateral-dependent impaired loans, net of ALLL	14,703	—	—	14,703
Total assets measured at fair value on a non-recurring basis	$15,939	—	—	15,939

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$10,888	—	—	10,888
Collateral-dependent impaired loans, net of ALLL	18,670	—	—	18,670
Total assets measured at fair value on a non-recurring basis	$29,558	—	—	29,558

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2014	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$456	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	0.0% - 10.6% (1.1%)
	780	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$1,236
Collateral-dependent impaired loans, net of ALLL	$5,351	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	7,041	Sales comparison approach	Selling costs	0.0% - 10.0% (8.0%)
	2,311	Combined approach	Selling costs	8.0% - 10.0% (8.7%)
			Adjustment to comparables	5.0% - 10.0% (8.2%)
$14,703

	Fair Value December 31, 2013	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$9,278	Sales comparison approach	Selling costs	7.0% - 10.0% (7.7%)
			Adjustment to comparables	0.0% - 37.5% (1.4%)
	1,610	Combined approach	Selling costs	5.0% - 10.0% (7.5%)
			Discount rate	8.5% - 8.5% (8.5%)
			Adjustment to comparables	25.0% - 25.0% (25.0%)
$10,888
Collateral-dependent impaired loans, net of ALLL	$4,076	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	11,784	Sales comparison approach	Selling costs	0.0% - 10.0% (7.9%)
			Adjustment to comparables	0.0% - 1.0% (0.0%)
	2,810	Combined approach	Selling costs	0.0% - 8.0% (7.8%)
			Discount rate	7.3% - 7.3% (7.3%)
			Adjustment to comparables	10.0% - 50.0% (18.9%)
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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$202,358	202,358	—	—
Investment securities, available-for-sale	2,559,411	—	2,559,411	—
Investment securities, held-to-maturity	483,557	—	509,977	—
Loans held for sale	56,021	56,021	—	—
Loans receivable, net of ALLL	4,072,643	—	3,956,954	174,631
Accrued interest receivable	41,765	41,765	—	—
Non-marketable equity securities	52,715	—	52,715	—
Total financial assets	$7,468,470	300,144	7,079,057	174,631
Financial liabilities
Deposits	$5,745,836	4,390,664	1,360,253	—
FHLB advances	607,305	—	624,235	—
Repurchase agreements and other borrowed funds	322,607	—	322,607	—
Subordinated debentures	125,633	—	71,893	—
Accrued interest payable	3,163	3,163	—	—
Interest rate swaps	9,773	—	9,773	—
Total financial liabilities	$6,814,317	4,393,827	2,388,761	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$155,657	155,657	—	—
Investment securities, available-for-sale	3,222,829	—	3,222,829	—
Loans held for sale	46,738	46,738	—	—
Loans receivable, net of ALLL	3,932,487	—	3,807,993	187,731
Accrued interest receivable	41,898	41,898	—	—
Non-marketable equity securities	52,192	—	52,192	—
Interest rate swaps	1,896	—	1,896	—
Total financial assets	$7,453,697	244,293	7,084,910	187,731
Financial liabilities
Deposits	$5,579,967	4,258,213	1,341,382	—
FHLB advances	840,182	—	857,551	—
Repurchase agreements and other borrowed funds	321,781	—	321,781	—
Subordinated debentures	125,562	—	71,501	—
Accrued interest payable	3,505	3,505	—	—
Total financial liabilities	$6,870,997	4,261,718	2,592,215	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pending Acquisition
During the second quarter of 2014, the Company announced the definitive agreement to acquire First National Bank of the Rockies (“FNBR”), a community bank based in Grand Junction, Colorado. As of June 30, 2014, FNBR had total assets of $345 million, gross loans of $137 million and total deposits of $306 million. The transaction is expected to be completed in the third quarter of 2014.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013
Cash and cash equivalents	$202,358	161,691	155,657	132,456	40,667	46,701	69,902
Investment securities, available-for-sale	2,559,411	2,669,180	3,222,829	3,721,377	(109,769)	(663,418)	(1,161,966)
Investment securities, held-to-maturity	483,557	481,476	—	—	2,081	483,557	483,557
Total investment securities	3,042,968	3,150,656	3,222,829	3,721,377	(107,688)	(179,861)	(678,409)
Loans receivable
Residential real estate	587,340	580,306	577,589	531,834	7,034	9,751	55,506
Commercial	3,023,915	2,928,995	2,901,283	2,544,787	94,920	122,632	479,128
Consumer and other	592,024	579,328	583,966	596,835	12,696	8,058	(4,811)
Loans receivable	4,203,279	4,088,629	4,062,838	3,673,456	114,650	140,441	529,823
Allowance for loan and lease losses	(130,636)	(130,729)	(130,351)	(130,883)	93	(285)	247
Loans receivable, net	4,072,643	3,957,900	3,932,487	3,542,573	114,743	140,156	530,070
Other assets	572,125	560,476	573,377	600,410	11,649	(1,252)	(28,285)
Total assets	$7,890,094	7,830,723	7,884,350	7,996,816	59,371	5,744	(106,722)

Total investment securities decreased $108 million, or 3 percent, during the current quarter and decreased $678 million, or 18 percent, from June 30, 2013 as the Company continues to reduce the overall size of the investment portfolio. At June 30, 2014, investment securities represented 39 percent of total assets, down from 41 percent at December 31, 2013 and 47 percent at June 30, 2013.

Total loans receivable increased by $115 million, or 3 percent, during the current quarter with improvement in all loan categories. The largest dollar and percentage increase was in commercial loans which increased $94.9 million, or 3 percent, during the current quarter which was attributable to increases in loan production and seasonal draws on construction and agricultural lines. The Company was also encouraged by the current quarter increase in the consumer and other loan category since the Company’s has experienced several quarters of decreases in this loan category, albeit some of the current quarter increase was the result of seasonal fluctuations. Excluding the loans received from the acquisition of North Cascades National Bank (“NCB”) at July 31, 2013, the loan portfolio increased $314 million, or 9 percent, since June 30, 2013 of which $294 million came from growth in commercial loans.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013
Non-interest bearing deposits	$1,464,938	1,396,272	1,374,419	1,236,104	68,666	90,519	228,834
Interest bearing deposits	4,280,898	4,228,193	4,205,548	4,122,093	52,705	75,350	158,805
Repurchase agreements	315,240	327,322	313,394	300,024	(12,082)	1,846	15,216
FHLB advances	607,305	686,744	840,182	1,217,445	(79,439)	(232,877)	(610,140)
Other borrowed funds	7,367	8,069	8,387	8,489	(702)	(1,020)	(1,122)
Subordinated debentures	125,633	125,597	125,562	125,490	36	71	143
Other liabilities	78,698	73,566	53,608	58,169	5,132	25,090	20,529
Total liabilities	$6,880,079	6,845,763	6,921,100	7,067,814	34,316	(41,021)	(187,735)

Non-interest bearing deposits of $1.465 billion at June 30, 2014 increased $68.7 million, or 5 percent, during the current quarter. Excluding the NCB acquisition, non-interest bearing deposits at June 30, 2014 increased $153 million, or 12 percent, since June 30, 2013. Interest bearing deposits of $4.281 billion at June 30, 2014 included $215 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Excluding an increase of $37.0 million in wholesale deposits during the current quarter, interest bearing deposits at June 30, 2014 increased $15.7 million, or 39 basis points. Excluding the NCB acquisition and a $157 million decrease in wholesale deposits, interest bearing deposits at June 30, 2014 increased $96.7 million, or 3 percent, from June 30, 2013. In addition to the increase in deposit balances, the Company has benefited from a higher than expected increase in the number of checking accounts during the current year. Federal Home Loan Bank (“FHLB”) advances of $607 million at June 30, 2014 decreased $79 million, or 12 percent, during the current quarter and decreased $610 million, or 50 percent, from June 30, 2013 as the need for borrowings continued to decrease concurrent with the increase in deposits.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013
Common equity	$985,809	969,672	953,605	905,620	16,137	32,204	80,189
Accumulated other comprehensive income	24,206	15,288	9,645	23,382	8,918	14,561	824
Total stockholders’ equity	1,010,015	984,960	963,250	929,002	25,055	46,765	81,013
Goodwill and core deposit intangible, net	(137,815)	(138,508)	(139,218)	(126,771)	693	1,403	(11,044)
Tangible stockholders’ equity	$872,200	846,452	824,032	802,231	25,748	48,168	69,969
Stockholders’ equity to total assets	12.80%	12.58%	12.22%	11.62%
Tangible stockholders’ equity to total tangible assets	11.25%	11.00%	10.64%	10.19%
Book value per common share	$13.56	13.23	12.95	12.63	0.33	0.61	0.93
Tangible book value per common share	$11.71	11.37	11.08	10.91	0.34	0.63	0.80
Market price per share at end of period	$28.38	29.07	29.79	22.19	(0.69)	(1.41)	6.19

Total stockholders’ equity eclipsed $1 billion for the first time ever ending the quarter at $1.010 billion. Tangible stockholders’ equity of $872 million at June 30, 2014 increased $25.7 million, or 3 percent, from the prior quarter which was driven by earnings retention and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $70.0 million from a year ago as the result of $16.7 million of Company stock issued in connection with the acquisition of NCB and an increase in earnings retention. Tangible book value per common share of $11.71 increased $0.34 per share from the prior quarter and increased $0.80 per share from the prior year second quarter.

On June 25, 2014, the Company’s Board of Directors declared a cash dividend of $0.17 per share, an increase of $0.01 per share, or 6 percent, from the prior quarter. The dividend is payable July 17, 2014 to shareholders of record on July 8, 2014. The dividend was the 117th consecutive quarterly dividend declared by the Company and future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2014
Compared to March 31, 2014 and June 30, 2013

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	June 30, 2014	March 31, 2014	June 30, 2013
Net income	$28,677	26,730	22,702
Diluted earnings per share	$0.38	0.36	0.31
Return on average assets (annualized)	1.47%	1.39%	1.17%
Return on average equity (annualized)	11.45%	11.04%	9.78%

The Company reported net income of $28.7 million for the current quarter, an increase of $6.0 million, or 26 percent, from the $22.7 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.38 per share, an increase of $0.07, or 23 percent, from the prior year second quarter diluted earnings per share of $0.31. Included in the current quarter non-interest expense was $834 thousand of one-time conversion expenses related to recent acquisitions.

Income Summary
The following tables summarize revenue for the periods indicated, including the amount and percentage change from March 31, 2014 and June 30, 2013:

	Three Months ended
(Dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013
Net interest income
Interest income	$73,963	74,087	62,151
Interest expense	6,528	6,640	7,185
Total net interest income	67,435	67,447	54,966
Non-interest income
Service charges, loan fees, and other fees	14,747	13,248	12,971
Gain on sale of loans	4,778	3,595	7,472
(Loss) gain on sale of investments	(48)	(51)	241
Other income	3,027	2,596	2,538
Total non-interest income	22,504	19,388	23,222
	$89,939	86,835	78,188
Net interest margin (tax-equivalent)	3.99%	4.02%	3.30%

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Net interest income
Interest income	$(124)	$11,812	—%	19%
Interest expense	(112)	(657)	(2)%	(9)%
Total net interest income	(12)	12,469	—%	23%
Non-interest income
Service charges, loan fees, and other fees	1,499	1,776	11%	14%
Gain on sale of loans	1,183	(2,694)	33%	(36)%
(Loss) gain on sale of investments	3	(289)	(6)%	(120)%
Other income	431	489	17%	19%
Total non-interest income	3,116	(718)	16%	(3)%
	$3,104	$11,751	4%	15%

Net Interest Income
Net interest income declined by $12 thousand from the prior quarter to $67.4 million. The current quarter interest income of $74.0 million decreased $124 thousand, or less than 1 percent, from the prior quarter. This decrease was primarily driven by the reduction in the investment portfolio and offset in part by the increase in interest income on commercial loans. The premium amortization (net of discount accretion) on the investment securities (“premium amortization”) included in the current quarter interest income was $7.0 million compared to $7.6 million in the prior quarter. The premium amortization appears to have stabilized following reductions over the prior six consecutive quarters.

The current quarter’s interest income increased $11.8 million, or 19 percent, over the prior year second quarter and was primarily attributable to higher interest income on the investment portfolio and commercial loans. Interest income on investment securities of $23.9 million increased $6.5 million, or 38 percent, over the prior year second quarter as a result of the premium amortization decreasing $11.4 million. The current quarter interest income on commercial loans of $35.3 million increased $5.4 million, or 18 percent, over the prior year quarter as a result of an increased volume of commercial loans.

The current quarter interest expense of $6.5 million decreased $112 thousand, or 2 percent, from the prior quarter and decreased $657 thousand, or 9 percent, from the prior year second quarter. The decrease in interest expense from the prior quarter and the prior year quarter was the result of decreases in deposit interest rates and in the volume of borrowings. The cost of total funding (including non-interest bearing deposits) for the current quarter was 39 basis points compared to 40 basis points in the prior quarter and 43 basis points for the prior year second quarter.

The Company’s current quarter net interest margin as a percentage of earning assets, on a tax-equivalent basis, was 3.99 percent, a decrease of 3 basis points from the prior quarter net interest margin of 4.02 percent. Similar to the prior quarter, the current quarter yield on the investment portfolio increased and there was a continuing shift in earning assets from investment securities to the higher yielding loan portfolio. The yield on the loans declined slightly causing the lower net interest margin.

The Company’s current quarter net interest margin increased 69 basis points from the prior year second quarter net interest margin of 3.30 percent, such increase was primarily driven by the increased yield on the investment portfolio coupled with the significant shift in earning assets to the higher yielding loan portfolio.

Non-interest Income
Non-interest income for the current quarter totaled $22.5 million, an increase of $3.1 million over the prior quarter and a decrease of $718 thousand over the same quarter last year. The Company has benefited from the increased volume and the increased number of deposit accounts which was reflected in the $1.5 million, or 11 percent, increase in service charge fee income from the prior quarter and the $1.8 million, or 14 percent, increase from the prior year second quarter, respectively. The gain of $4.8 million on the sale of residential loans in the current quarter was an increase of $1.2 million, or 33 percent, from the prior quarter and was attributable to seasonal increases. The gain on the sale of the residential loans in the current quarter decreased $2.7 million, or 36 percent, from the prior year second quarter when the Company experienced a slowdown in refinance activity which continued through the second half of 2013 and the first half of 2014. Included in other income was operating revenue of $34 thousand from other real estate owned (“OREO”) and gain on sales of OREO of $581 thousand, a combined total of $615 thousand for the most recent quarter compared to $811 thousand for the prior quarter and $715 thousand for the prior year second quarter.

Non-interest Expense
The following tables summarize non-interest expense for the periods indicated, including the amount and percentage change from March 31, 2014 and June 30, 2013:

	Three Months ended
(Dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013
Compensation and employee benefits	$28,988	28,634	24,917
Occupancy and equipment	6,733	6,613	5,906
Advertising and promotions	1,948	1,777	1,621
Outsourced data processing	2,032	1,288	813
Other real estate owned	566	507	2,968
Regulatory assessments and insurance	1,028	1,592	1,525
Core deposit intangibles amortization	693	710	505
Other expense	10,685	8,949	10,226
Total non-interest expense	$52,673	50,070	48,481

	$ Change from	$ Change from	% Change from	% Change from
(Dollars in thousands)	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Compensation and employee benefits	$354	$4,071	1%	16%
Occupancy and equipment	120	827	2%	14%
Advertising and promotions	171	327	10%	20%
Outsourced data processing	744	1,219	58%	150%
Other real estate owned	59	(2,402)	12%	(81)%
Regulatory assessments and insurance	(564)	(497)	(35)%	(33)%
Core deposit intangibles amortization	(17)	188	(2)%	37%
Other expense	1,736	459	19%	4%
Total non-interest expense	$2,603	$4,192	5%	9%

Compensation and employee benefits increased by $4.1 million, or 16 percent, from the prior year second quarter due to the increased number of employees from the NCB acquisition and First State Bank (“FSB”) acquisition at May 31, 2013 along with additional benefit costs. Occupancy and equipment expense increased $827 thousand, or 14 percent, from the prior year second quarter as a result of the acquisitions and increases in equipment expense related to the Company’s expansion of information and technology infrastructure. Advertising and promotion expense increased $327 thousand, or 20 percent, compared to the prior year second quarter primarily from recent marketing promotions at a number of the Bank divisions. Outsourced data processing expense increased $744 thousand, or 58 percent, from the prior quarter and increased $1.2 million, or 150 percent, from the prior year second quarter because of the acquired banks’ outsourced data processing expense and conversion related expenses. The current quarter OREO expense of $566 thousand included $429 thousand of operating expense, $98 thousand of fair value write-downs, and $39 thousand of loss on sale of OREO. OREO expense may fluctuate as the Company continues to work through non-performing assets and dispose of foreclosed properties. Other expense increased $1.7 million, or 19 percent, from the prior quarter primarily from expenses connected with New Market Tax Credit investments.

Efficiency Ratio
The efficiency ratio for the current quarter was 55 percent compared to 56 percent for the prior year second quarter. The improvement in the efficiency ratio was principally due to the increase in net interest income which exceeded the increase in non-interest expense.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2014	$239	$332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%
Third quarter 2012	2,700	3,499	4.01%	0.83%	2.33%

Another positive trend was the decrease in net-charged off loans which was 0.03 percent of total loans for the first half of 2014 compared to 0.09 percent of total loans for the same period last year. Net charged-off loans for the current quarter totaled $332 thousand, a decrease of $412 thousand, or 55 percent, from the prior quarter and a decrease of $698 thousand, or 68 percent, from the prior year second quarter, respectively. The current quarter provision for loan losses of $239 thousand decreased $883 thousand from the prior quarter and decreased $839 thousand from the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

Operating Results for Six Months ended June 30, 2014
Compared to June 30, 2013

Performance Summary

	Six Months ended
(Dollars in thousands, except per share data)	June 30, 2014	June 30, 2013
Net income	$55,407	43,470
Diluted earnings per share	$0.74	0.60
Return on average assets (annualized)	1.43%	1.14%
Return on average equity (annualized)	11.25%	9.49%

Net income for the six months ended June 30, 2014 was $55.4 million, an increase of $11.9 million, from the $43.5 million of net income for the prior year first six months. Diluted earnings per share for the first six months of the current year was $0.74 per share, an increase of $0.14, or 23 percent, from the diluted earnings per share in the prior year first six months.

Revenue Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from June 30, 2013:

	Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change
Net interest income
Interest income	$148,050	$120,106	$27,944	23%
Interest expense	13,168	14,643	(1,475)	(10)%
Total net interest income	134,882	105,463	29,419	28%
Non-interest income
Service charges, loan fees, and other fees	27,995	24,646	3,349	14%
Gain on sale of loans	8,373	16,561	(8,188)	(49)%
(Loss) gain on sale of investments	(99)	104	(203)	(195)%
Other income	5,623	4,861	762	16%
Total non-interest income	41,892	46,172	(4,280)	(9)%
	$176,774	$151,635	$25,139	17%
Net interest margin (tax-equivalent)	4.01%	3.23%

Net Interest Income
Net interest income for the first six months of the current year was $135 million, an increase of $29.4 million, or 28 percent, over the same period last year. Interest income for the first six months of the current year increased $27.9 million, or 23 percent, from the prior year first six months and was principally due to the decrease in premium amortization on investment securities and an increase income from commercial loans. Interest income was reduced by $14.6 million in premium amortization on investment securities during the first half of the current year compared to $39.8 million for the same period last year. Current year interest income on commercial loans increased $11.8 million, or 20 percent, from the first half of last year and was primarily the result of an increased volume of commercial loans.

Interest expense for the first six months of the current year decreased $1.5 million, or 10 percent, from the prior year first six months and was primarily attributable to the decreases in certificate of deposit interest rates and decreases in the volume of borrowings and wholesale deposits. The funding cost (including non-interest bearing deposits) for the first six months of 2014 was 39 basis points compared to 44 basis points for the first six months of 2013.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2014 was 4.01 percent, a 78 basis points increase from the net interest margin of 3.23 percent for the first six months of 2013. The increase in the net interest margin was due to the increased yield on the investment portfolio combined with the shift in earning assets to the higher yielding loan portfolio. The premium amortization for the first six months of 2014 accounted for a 43 basis points reduction in the net interest margin, which was a decrease of 68 basis points compared to the 111 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $41.9 million for the first half of 2014 decreased $4.3 million, or 9 percent, over the same period last year. The gains of $8.4 million on the sale of residential loans for the first half of 2014 decreased $8.2 million, or 49 percent, from the first half of 2013 as a consequence of the slowdown in refinance activity. Service charges and other fees of $28.0 million for the first six months of 2014 increased $3.3 million, or 14 percent, from the same period last year. Included in other income was operating revenue of $98 thousand from OREO and gains of $1.3 million from the sales of OREO, which totaled $1.4 million for the first half of 2014 compared to $1.4 million for the same period in the prior year.

Non-interest Expense Summary
The following table summarized the non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2013:

	Six Months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change
Compensation and employee benefits	$57,622	$49,494	$8,128	16%
Occupancy and equipment	13,346	11,731	1,615	14%
Advertising and promotions	3,725	3,169	556	18%
Outsourced data processing	3,320	1,638	1,682	103%
Other real estate owned	1,073	3,852	(2,779)	(72)%
Regulatory assessments and insurance	2,620	3,166	(546)	(17)%
Core deposit intangibles amortization	1,403	991	412	42%
Other expense	19,634	17,874	1,760	10%
Total non-interest expense	$102,743	$91,915	$10,828	12%

Compensation and employee benefits for the first six months of 2014 increased $8.1 million, or 16 percent, from the same period last year due to the increased number of employees from the acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense increased $1.6 million, or 14 percent, as a result of the acquisitions and increases in equipment expense related to additional information and technology infrastructure. Outsourced data processing expense increased $1.7 million, or 103 percent, from the prior year first six months as a result of the acquired banks outsourced data processing expense and general increases in data processing expense. OREO expense of $1.1 million in the first six months of 2014 decreased $2.8 million, or 72 percent, from the first six months of the prior year. OREO expense for the first six months of 2014 included $714 thousand of operating expenses, $151 thousand of fair value write-downs, and $208 thousand of loss on sale of OREO. Other expense for the first half of 2014 increased by $1.8 million, or 10 percent, from the first half of the prior year primarily from debit card expenses and other deposit account related charges.

Efficiency Ratio
The efficiency ratio was 54 percent for the first six months of 2014 and 55 percent for the first six months of 2013. The improvement in the efficiency ratio resulted from net interest income outpacing the increase in non-interest expense and the decrease in non-interest income.

Provision for Loan Losses
The provision for loan losses was $1.4 million for the first six months of 2014, a decrease of $1.8 million, or 57 percent, from the same period in the prior year. Net charged-off loans during the first six months of 2014 was $1.1 million, a decrease of $2.1 million from the first six months of 2013.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$587,340	15%	$577,589	15%	$531,834	15%
Commercial loans
Real estate	2,114,225	52%	2,049,247	52%	1,821,600	52%
Other commercial	909,690	22%	852,036	22%	723,187	20%
Total	3,023,915	74%	2,901,283	74%	2,544,787	72%
Consumer and other loans
Home equity	372,319	9%	366,465	9%	384,688	11%
Other consumer	219,705	5%	217,501	5%	212,147	6%
Total	592,024	14%	583,966	14%	596,835	17%
Loans receivable	4,203,279	103%	4,062,838	103%	3,673,456	104%
Allowance for loan and lease losses	(130,636)	(3)%	(130,351)	(3)%	(130,883)	(4)%
Loans receivable, net	$4,072,643	100%	$3,932,487	100%	$3,542,573	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Other real estate owned	$26,338	27,332	26,860	40,713
Accruing loans 90 days or more past due
Residential real estate	296	146	429	240
Commercial	602	322	160	22
Consumer and other	82	101	15	194
Total	980	569	604	456
Non-accrual loans
Residential real estate	7,299	8,439	10,702	12,149
Commercial	58,428	60,254	61,577	65,968
Consumer and other	9,420	10,212	9,677	11,238
Total	75,147	78,905	81,956	89,355
Total non-performing assets [1]	$102,465	106,806	109,420	130,524
Non-performing assets as a percentage of subsidiary assets	1.30%	1.37%	1.39%	1.64%
Allowance for loan and lease losses as a percentage of non-performing loans	172%	164%	158%	146%
Accruing loans 30-89 days past due	$18,592	42,862	32,116	22,062
Accruing troubled debt restructurings	$73,981	77,311	81,110	80,453
Non-accrual troubled debt restructurings	$35,786	37,113	42,461	45,428
Interest income [2]	$1,828	965	4,122	2,244
 __________

[1]	As of June 30, 2014, non-performing assets have not been reduced by U.S. government guarantees of $4.2 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at June 30, 2014 were $102 million, a decrease of $4.3 million, or 4 percent, during the current quarter and a decrease of $28.1 million, or 21 percent, from a year ago. The largest category of non-performing assets was the land, lot and other construction category (i.e., regulatory classification) which was $49.1 million, or 48 percent, of the non-performing assets at June 30, 2014. The Company has continued to make progress by reducing this category the past few years. The Company experienced a significant decrease in early stage delinquencies (accruing loans 30-89 days past due) during the current quarter. Early stage delinquencies of $18.6 million at June 30, 2014 decreased $24.3 million, or 57 percent, from the prior quarter and decreased $3.4 million, or 16 percent, from the prior year second quarter.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or losses to the Company. The Company evaluates the level of its non-performing assets, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. The Company continues to maintain an adequate allowance while working to reduce non-performing assets.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at June 30, 2014. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at June 30, 2014. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 42 percent of the Company’s non-accrual loans as of June 30, 2014. Land, lot and other construction loans, a regulatory classification, were 96 percent of the non-accrual construction loans. Of the Company’s $31.8 million of non-accrual construction loans at June 30, 2014, 94 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the budding economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $184 million and $200 million as of June 30, 2014 and December 31, 2013, respectively. The ALLL includes specific valuation allowances of $9.4 million and $11.9 million of impaired loans as of June 30, 2014 and December 31, 2013, respectively. Of the total impaired loans at June 30, 2014, there were 23 significant commercial real estate and other commercial loans that accounted for $69.3 million, or 38 percent, of the impaired loans. The 23 loans were collateralized by 132 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at June 30, 2014, there were 154 loans aggregating $93.9 million, or 51 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $1.6 million. Of these loans, there were charge-offs of $674 thousand during 2014.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $110 million and $124 million as of June 30, 2014 and December 31, 2013, respectively. The Company’s TDR loans are considered impaired loans of which $35.8 million and $42.5 million as of June 30, 2014 and December 31, 2013, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of June 30, 2014 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At June 30, 2014, the Company has TDR loans of $17.7 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $21.6 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2014 was $6.6 million of which $3.3 million was residential real estate, $1.9 million was commercial, and $1.4 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2014 was $5.7 million of which $3.1 million was residential real estate, $1.3 million was commercial, and $1.3 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Six Months ended	Three Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Balance at beginning of period	$26,860	26,860	45,115	45,115
Acquisitions	—	—	1,203	190
Additions	5,740	4,105	15,266	9,889
Capital improvements	—	—	79	79
Write-downs	(151)	(53)	(3,639)	(1,971)
Sales	(6,111)	(3,580)	(31,164)	(12,589)
Balance at end of period	$26,338	27,332	26,860	40,713

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2014			December 31, 2013			June 30, 2013
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$14,624	11%	14%	$14,067	11%	14%	$14,797	11%	14%
Commercial real estate	68,929	53%	50%	70,332	54%	51%	73,885	57%	50%
Other commercial	29,589	23%	22%	28,630	22%	21%	24,116	18%	20%
Home equity	9,725	7%	9%	9,299	7%	9%	9,626	7%	10%
Other consumer	7,769	6%	5%	8,023	6%	5%	8,459	7%	6%
Totals	$130,636	100%	100%	$130,351	100%	100%	$130,883	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Six Months ended	Three Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Balance at beginning of period	$130,351	130,351	130,854	130,854
Provision for loan losses	1,361	1,122	6,887	3,178
Charge-offs
Residential real estate	(413)	(36)	(793)	(349)
Commercial loans	(2,013)	(1,344)	(8,407)	(3,055)
Consumer and other loans	(898)	(206)	(4,443)	(2,481)
Total charge-offs	(3,324)	(1,586)	(13,643)	(5,885)
Recoveries
Residential real estate	233	213	299	150
Commercial loans	1,491	464	4,803	1,944
Consumer and other loans	524	165	1,151	642
Total recoveries	2,248	842	6,253	2,736
Charge-offs, net of recoveries	(1,076)	(744)	(7,390)	(3,149)
Balance at end of period	$130,636	130,729	130,351	130,883
Allowance for loan and lease losses as a percentage of total loans	3.11%	3.20%	3.21%	3.56%
Net charge-offs as a percentage of total loans	0.03%	0.02%	0.18%	0.09%

The allowance was $131 million at June 30, 2014 and remained stable compared to the prior quarter and a year ago. The allowance was 3.11 percent of total loans outstanding at June 30, 2014 compared to 3.20 percent at March 31, 2014 and 3.56 percent for the same quarter last year.

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2014 and 2013, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2014, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $285 thousand. During the same period in 2013, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $29 thousand.

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

There have been improvements in the economic environment during the last year compared to the past several years. The housing recovery is slowly trying to regain traction. Nationally, home prices have gradually moved upward, and each of the states in which the Company has operations have continued to experience some recovery in home prices. Personal income growth has improved in each of the Company’s states. The Federal Reserve Bank of Philadelphia’s composite state coincident indices reflected positive growth in Montana, Idaho, Colorado, Utah, and Washington over the last three months and the six month forecast of their state leading indices forecasts steady growth in each of the Company’s states, except Wyoming. Although unemployment rates in each of the Company’s states have experienced improvement with double digit year-over-year declines and remain lower than the national unemployment rate of 6.1 percent for June 2014, wages and salaries have not increased at the same pace. Employment growth has remained positive in most industries across the Company’s footprint and the personal bankruptcy filing rate has declined nationally in each of the Company’s states except Wyoming. Foreclosure starts have continued to decline year-over-year nationally and in each of the Company’s states, except Colorado. The tourism industry and related lodging has continued to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company has started to see positive signs throughout the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic that the housing and banking industries will slowly recover. The Company will continue to actively monitor the economy’s impact on our lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 11 percent of the Company’s total loan portfolio and account for 42 percent of the Company’s non-accrual loans at June 30, 2014. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Specific valuation allowance	$9,442	10,236	11,949	11,382
General valuation allowance	121,194	120,493	118,402	119,501
Total ALLL	$130,636	130,729	130,351	130,883

During 2014, the ALLL increased by $285 thousand, the net result of a $2.5 million decrease in the specific valuation allowance and a $2.8 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $15.6 million reduction of loans individually reviewed for impairment from the prior year end. The increase in the general valuation allowance was due to a $156 million increase in loans collectively evaluated for impairment applying the historical loss experience adjusted for qualitative or environmental factors.
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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013
Custom and owner occupied construction	$51,497	44,333	50,352	35,529	16%	2%	45%
Pre-sold and spec construction	34,114	34,786	34,217	36,967	(2)%	—%	(8)%
Total residential construction	85,611	79,119	84,569	72,496	8%	1%	18%
Land development	81,589	82,275	73,132	77,080	(1)%	12%	6%
Consumer land or lots	101,042	104,308	109,175	100,549	(3)%	(7)%	—%
Unimproved land	51,457	49,871	50,422	50,492	3%	2%	2%
Developed lots for operative builders	15,123	15,984	15,951	15,105	(5)%	(5)%	—%
Commercial lots	17,238	15,609	12,585	16,987	10%	37%	1%
Other construction	112,081	84,214	103,807	90,735	33%	8%	24%
Total land, lot, and other construction	378,530	352,261	365,072	350,948	7%	4%	8%
Owner occupied	816,859	812,727	811,479	753,692	1%	1%	8%
Non-owner occupied	617,693	611,093	588,114	475,991	1%	5%	30%
Total commercial real estate	1,434,552	1,423,820	1,399,593	1,229,683	1%	2%	17%
Commercial and industrial	549,143	523,071	523,354	470,178	5%	5%	17%
Agriculture	288,555	269,886	279,959	238,136	7%	3%	21%
1st lien	757,954	726,471	733,406	718,793	4%	3%	5%
Junior lien	73,130	71,012	73,348	77,359	3%	—%	(5)%
Total 1-4 family	831,084	797,483	806,754	796,152	4%	3%	4%
Multifamily residential	152,169	143,438	123,154	107,437	6%	24%	42%
Home equity lines of credit	309,282	298,073	298,119	304,859	4%	4%	1%
Other consumer	134,414	131,030	130,758	123,947	3%	3%	8%
Total consumer	443,696	429,103	428,877	428,806	3%	3%	3%
Other	95,960	106,581	98,244	75,115	(10)%	(2)%	28%
Total loans receivable, including loans held for sale	4,259,300	4,124,762	4,109,576	3,768,951	3%	4%	13%
Less loans held for sale [1]	(56,021)	(36,133)	(46,738)	(95,495)	55%	20%	(41)%
Total loans receivable	$4,203,279	4,088,629	4,062,838	3,673,456	3%	3%	14%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Jun 30, 2014	Jun 30, 2014	Jun 30, 2014
Custom and owner occupied construction	$1,196	1,227	1,248	1,291	1,196	—	—
Pre-sold and spec construction	609	663	828	1,319	229	—	380
Total residential construction	1,805	1,890	2,076	2,610	1,425	—	380
Land development	23,718	24,555	25,062	26,004	14,821	—	8,897
Consumer land or lots	2,804	3,169	2,588	5,475	1,992	—	812
Unimproved land	12,421	12,965	13,630	15,611	11,529	—	892
Developed lots for operative builders	2,186	2,157	2,215	2,093	1,558	—	628
Commercial lots	2,787	2,842	2,899	3,185	282	—	2,505
Other construction	5,156	5,168	5,167	5,532	167	—	4,989
Total land, lot and other construction	49,072	50,856	51,561	57,900	30,349	—	18,723
Owner occupied	14,595	14,625	14,270	16,503	13,192	—	1,403
Non-owner occupied	3,956	3,563	4,301	5,091	2,914	39	1,003
Total commercial real estate	18,551	18,188	18,571	21,594	16,106	39	2,406
Commercial and industrial	5,850	5,030	6,400	7,103	5,083	532	235
Agriculture	3,506	3,484	3,529	6,146	3,173	31	302
1st lien	17,240	17,457	17,630	22,543	12,655	300	4,285
Junior lien	1,146	4,947	4,767	5,819	1,132	14	—
Total 1-4 family	18,386	22,404	22,397	28,362	13,787	314	4,285
Multifamily residential	729	156	—	253	729	—	—
Home equity lines of credit	4,289	4,434	4,544	6,107	4,242	47	—
Other consumer	277	364	342	449	253	17	7
Total consumer	4,566	4,798	4,886	6,556	4,495	64	7
Total	$102,465	106,806	109,420	130,524	75,147	980	26,338

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013
Custom and owner occupied construction	$—	$277	$202	$—	(100)%	(100)%	n/m
Pre-sold and spec construction	144	101	—	—	43%	n/m	n/m
Total residential construction	144	378	202	—	(62)%	(29)%	n/m
Consumer land or lots	267	504	1,716	338	(47)%	(84)%	(21)%
Unimproved land	899	420	615	341	114%	46%	164%
Developed lots for operative builders	—	1,163	8	146	(100)%	(100)%	(100)%
Total land, lot and other construction	1,166	2,087	2,339	825	(44)%	(50)%	41%
Owner occupied	6,125	9,099	5,321	7,297	(33)%	15%	(16)%
Non-owner occupied	1,665	2,901	2,338	2,247	(43)%	(29)%	(26)%
Total commercial real estate	7,790	12,000	7,659	9,544	(35)%	2%	(18)%
Commercial and industrial	2,528	6,192	3,542	3,844	(59)%	(29)%	(34)%
Agriculture	497	2,710	1,366	169	(82)%	(64)%	194%
1st lien	2,408	15,018	12,386	2,807	(84)%	(81)%	(14)%
Junior lien	536	503	482	980	7%	11%	(45)%
Total 1-4 family	2,944	15,521	12,868	3,787	(81)%	(77)%	(22)%
Multifamily Residential	689	1,535	1,075	—	(55)%	(36)%	n/m
Home equity lines of credit	1,839	1,506	1,999	3,138	22%	(8)%	(41)%
Other consumer	938	933	1,066	755	1%	(12)%	24%
Total consumer	2,777	2,439	3,065	3,893	14%	(9)%	(29)%
Other	57	—	—	—	n/m	n/m	n/m
Total	$18,592	$42,862	$32,116	$22,062	(57)%	(42)%	(16)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Jun 30, 2013	Jun 30, 2014	Jun 30, 2014
Custom and owner occupied construction	$—	—	(51)	(1)	—	—
Pre-sold and spec construction	(39)	(16)	(10)	(16)	—	39
Total residential construction	(39)	(16)	(61)	(17)	—	39
Land development	(333)	93	(383)	(76)	127	460
Consumer land or lots	97	(69)	843	290	300	203
Unimproved land	(126)	(5)	715	233	25	151
Developed lots for operative builders	(117)	(17)	(81)	(11)	9	126
Commercial lots	(3)	(2)	248	251	—	3
Other construction	—	—	(473)	(128)	—	—
Total land, lot and other construction	(482)	—	869	559	461	943
Owner occupied	(7)	(18)	350	(306)	47	54
Non-owner occupied	(184)	(185)	397	268	50	234
Total commercial real estate	(191)	(203)	747	(38)	97	288
Commercial and industrial	1,343	1,038	3,096	823	1,655	312
Agriculture	—	—	53	21	—	—
1st lien	298	(199)	681	287	457	159
Junior lien	91	38	106	56	275	184
Total 1-4 family	389	(161)	787	343	732	343
Multifamily residential	1	1	(39)	(31)	12	11
Home equity lines of credit	(120)	51	1,606	1,346	82	202
Other consumer	175	34	324	141	284	109
Total consumer	55	85	1,930	1,487	366	311
Other	—	—	8	2	1	1
Total	$1,076	744	7,390	3,149	3,324	2,248

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

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government sponsored enterprises	$9,340	—%	$10,628	—%	$13,151	—%
State and local governments	941,187	31%	1,385,078	43%	1,339,876	36%
Corporate bonds	373,891	12%	442,501	14%	442,797	12%
Residential mortgage-backed securities	1,234,993	41%	1,384,622	43%	1,925,553	52%
Total available-for-sale	2,559,411	84%	3,222,829	100%	3,721,377	100%
Held-to-maturity
State and local governments	483,557	16%	—	—%	—	—%
Total held-to-maturity	483,557	16%	—	—%	—	—%
Total investment securities	$3,042,968	100%	$3,222,829	100%	$3,721,377	100%

The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. Similar to 2013, the Company continued to redeploy payments on its residential mortgage-backed securities to loans receivable during the first half of 2014. The residential mortgage-backed securities are typically short, weighted-average life U.S. agency collateralized mortgage obligations that provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities. The maximum federal statutory rate of 35 percent is used in calculating the Company’s tax-equivalent yields on tax-exempt state and local government securities.

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at June 30, 2014. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government sponsored enterprises	$9,290	3.30%	$16	1.60%	$34	1.80%	$—	—%	$—	—%	$9,340	2.38%
State and local governments	18,669	1.96%	159,714	2.10%	66,247	3.23%	696,557	4.31%	—	—%	941,187	3.81%
Corporate bonds	77,206	2.37%	296,685	2.06%	—	—%	—	—%	—	—%	373,891	2.12%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,234,993	2.43%	1,234,993	2.43%
Total available-for-sale	105,165	2.30%	456,415	2.07%	66,281	3.23%	696,557	4.31%	1,234,993	2.43%	2,559,411	2.88%
Held-to-maturity
State and local governments	—	—%	—	—%	—	—%	483,557	4.47%	—	—%	483,557	4.47%
Total held-to-maturity	—	—%	—	—%	—	—%	483,557	4.47%	—	—%	483,557	4.47%
Total investment securities	$105,165	2.30%	$456,415	2.07%	$66,281	3.23%	$1,180,114	4.38%	$1,234,993	2.43%	$3,042,968	3.14%

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Of the non-marketable equity securities owned at June 30, 2014, 97 percent consisted of capital stock issued by FHLB of Seattle. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable.

The Company’s investment in FHLB stock has limited marketability and is carried at cost, which approximates fair value. With respect to FHLB stock, the Company evaluates such stock for other-than temporary impairment. Such evaluation takes into consideration 1) FHLB deficiency, if any, in meeting applicable regulatory capital targets, including risk-based capital requirements, 2) the significance of any decline in net assets of, FHLB as compared to the capital stock amount for FHLB and the time period for any such decline, 3) commitments by FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of FHLB, 4) the impact of legislative and regulatory changes on FHLB, and 5) the liquidity position of FHLB.

Based on the Company’s evaluation of its investments in non-marketable equity securities as of June 30, 2014, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by Nationally Recognized Statistical Rating Organizations ("NRSRO" entities such as Moody's, Standard and Poor's, and Fitch). In June 2014, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt and the outlook remains stable. In July 2013, Moody's upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. In March 2014, Fitch upgraded its outlook to stable from negative on its AAA long-term debt rating of the U.S. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at June 30, 2014 into two categories: investments purchased prior to 2014 and those purchased during 2014. Of those investments purchased prior to 2014, the fair market value and unrealized gain or loss at December 31, 2013 is also presented.

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2014
U.S. government sponsored enterprises	$24	$—	—%	$27	$—	—%
State and local governments	286,274	(8,368)	(3)%	275,353	(19,494)	(7)%
Corporate bonds	20,387	(118)	(1)%	20,125	(552)	(3)%
Residential mortgage-backed securities	267,676	(3,529)	(1)%	289,111	(8,249)	(3)%
Total	$574,361	$(12,015)	(2)%	$584,616	$(28,295)	(5)%
Temporarily impaired securities purchased during 2014
State and local governments	$1,770	$(33)	(2)%
Residential mortgage-backed securities	21,393	(102)	—%
Total	$23,163	$(135)	(1)%
Temporarily impaired securities
U.S. government sponsored enterprises	$24	$—	—%
State and local governments	288,044	(8,401)	(3)%
Corporate bonds	20,387	(118)	(1)%
Residential mortgage-backed securities	289,069	(3,631)	(1)%
Total	$597,524	$(12,150)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at June 30, 2014:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	25	$(2,856)
0.1% to 5.0%	239	(9,294)
Total	264	$(12,150)

With respect to the duration of the impaired debt securities, the Company identified 199 securities which have been continuously impaired for the twelve months ending June 30, 2014. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 199 securities which have been continuously impaired for the twelve months ended June 30, 2014, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	173	$(8,198)	$(729)
Corporate bonds	6	(72)	(29)
Residential mortgage-backed securities	20	(2,912)	(827)
Total	199	$(11,182)

Based on the Company's analysis of its impaired debt securities as of June 30, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at June 30, 2014 were issued by state and local governments with credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at June 30, 2014 have been determined by the Company to be investment grade.

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. In addition, wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, money market deposit and certificate accounts. The Company’s deposits are summarized below:

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,464,938	25%	$1,374,419	25%	$1,236,104	23%
NOW accounts	1,102,851	19%	1,113,878	20%	995,461	18%
Savings accounts	640,400	11%	600,998	11%	529,568	10%
Money market deposit accounts	1,182,475	21%	1,168,918	21%	1,052,527	20%
Certificate accounts	1,139,706	20%	1,116,622	20%	1,172,309	22%
Wholesale deposits	215,466	4%	205,132	3%	372,228	7%
Total interest bearing deposits	4,280,898	75%	4,205,548	75%	4,122,093	77%
Total deposits	$5,745,836	100%	$5,579,967	100%	$5,358,197	100%

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year from period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2014	December 31, 2013
Repurchase agreements
Amount outstanding at end of period	$315,240	313,394
Weighted interest rate on outstanding amount	0.26%	0.28%
Maximum outstanding at any month-end	$327,322	326,184
Average balance	$299,817	295,004
Weighted average interest rate	0.27%	0.29%
FHLB advances
Amount outstanding at end of period	$327,084	559,084
Weighted interest rate on outstanding amount	0.23%	0.24%
Maximum outstanding at any month-end	$617,983	939,109
Average balance	$465,188	693,225
Weighted average interest rate	0.25%	0.25%

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

The following table identifies certain liquidity sources and capacity available to the Company at June 30, 2014:

(Dollars in thousands)	June 30, 2014
FHLB advances
Borrowing capacity	$1,447,162
Amount utilized	(607,305)
Amount available	$839,857
Federal Reserve Bank discount window
Borrowing capacity	$853,405
Amount utilized	—
Amount available	$853,405
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government sponsored enterprises	$1,501
State and local governments	900,469
Corporate bonds	230,502
Residential mortgage-backed securities	360,035
Total unencumbered securities	$1,492,507

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 74,467,908 have been issued as of June 30, 2014. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2014. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of June 30, 2014 and 2013. There are no conditions or events after June 30, 2014 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve’s capital adequacy guidelines and the Company’s compliance with those guidelines as of June 30, 2014.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$1,010,015	1,010,015	1,010,015
Less:
Goodwill and intangibles	(137,815)	(137,815)	(137,815)
Net unrealized gains on available-for-sale securities and change in fair value of derivatives used for cash flow hedges	(24,206)	(24,206)	(24,206)
Plus:
Allowance for loan and lease losses	—	67,921	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$972,494	1,040,415	972,494
Risk-weighted assets	$5,370,960	5,370,960
Total adjusted average assets			$7,664,804
Capital ratio	18.11%	19.37%	12.69%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	12.11%	9.37%

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

Income tax expense for the six months ended June 30, 2014 and 2013 was $17.3 million and $13.1 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 23.8 percent and 23.1 percent, respectively. The primary reason for the low effective rates are the benefits of tax-exempt investment income and federal tax credits. The tax-exempt income was $23.3 million and $20.4 million for the six months ended June 30, 2014 and 2013, respectively. The federal tax credit benefits were $2.3 million for the six months ended June 30, 2014 and 2013.

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

	Three Months ended			Six Months ended
	June 30, 2014			June 30, 2014
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$619,720	$7,220	4.66%	$614,655	$14,307	4.66%
Commercial loans	2,934,715	35,267	4.82%	2,908,530	70,309	4.87%
Consumer and other loans	580,128	7,583	5.24%	578,386	15,226	5.31%
Total loans [1]	4,134,563	50,070	4.86%	4,101,571	99,842	4.91%
Tax-exempt investment securities [2]	1,197,586	16,890	5.64%	1,194,649	33,658	5.63%
Taxable investment securities [3]	1,998,096	12,558	2.51%	2,049,494	25,622	2.50%
Total earning assets	7,330,245	79,518	4.35%	7,345,714	159,122	4.37%
Goodwill and intangibles	138,187			138,542
Non-earning assets	334,187			325,952
Total assets	$7,802,619			$7,810,208
Liabilities
Non-interest bearing deposits	$1,387,554	$—	—%	$1,358,805	$—	—%
NOW accounts	1,093,724	270	0.10%	1,095,567	604	0.11%
Savings accounts	634,706	81	0.05%	631,843	161	0.05%
Money market deposit accounts	1,192,876	619	0.21%	1,190,215	1,219	0.21%
Certificate accounts	1,138,736	1,971	0.69%	1,135,798	3,955	0.70%
Wholesale deposits [4]	201,848	120	0.24%	175,280	211	0.24%
FHLB advances	666,819	2,447	1.45%	745,882	4,961	1.32%
Repurchase agreements, federal funds purchased and other borrowed funds	428,308	1,020	0.96%	433,972	2,057	0.96%
Total interest bearing liabilities	6,744,571	6,528	0.39%	6,767,362	13,168	0.39%
Other liabilities	53,166			49,497
Total liabilities	6,797,737			6,816,859
Stockholders’ Equity
Common stock	745			744
Paid-in capital	692,157			691,893
Retained earnings	289,984			282,466
Accumulated other comprehensive income	21,996			18,246
Total stockholders’ equity	1,004,882			993,349
Total liabilities and stockholders’ equity	$7,802,619			$7,810,208
Net interest income (tax-equivalent)		$72,990			$145,954
Net interest spread (tax-equivalent)			3.96%			3.98%
Net interest margin (tax-equivalent)			3.99%			4.01%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $5.2 million and $10.3 million on tax-exempt investment security income for the three and six months ended June 30, 2014.

[3]	Includes tax effect of $371 thousand and $743 thousand on investment security tax credits for the three and six months ended June 30, 2014.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Six Months ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$201	(180)	21
Commercial loans	14,636	(2,824)	11,812
Consumer and other loans	(247)	(300)	(547)
Investment securities (tax-equivalent)	(4,936)	22,891	17,955
Total interest income	9,654	19,587	29,241
Interest expense
NOW accounts	74	(28)	46
Savings accounts	33	(4)	29
Money market deposit accounts	194	14	208
Certificate accounts	148	(911)	(763)
Wholesale deposits	(529)	(27)	(556)
FHLB advances	(1,190)	852	(338)
Repurchase agreements, federal funds purchased and other borrowed funds	40	(141)	(101)
Total interest expense	(1,230)	(245)	(1,475)
Net interest income (tax-equivalent)	$10,884	19,832	30,716

Net interest income (tax-equivalent) increased $30.7 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase in net interest income primarily resulted from higher interest rates on investment securities due to a significant decrease in premium amortization. The growth of the Company’s commercial loan portfolio also contributed to the increase in net interest income.

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

The Company’s assessment of market risk as of June 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2013 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter 2014, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2014.

GLACIER BANCORP, INC.
/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO