Form 10-Q
period 2014-09-30
GLACIER BANCORP INC
filed 2014-11-04
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 20, 2014 was 75,024,092. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
Assets
Cash on hand and in banks	$109,947	109,995
Federal funds sold	488	10,527
Interest bearing cash deposits	171,662	35,135
Cash and cash equivalents	282,097	155,657
Investment securities, available-for-sale	2,398,196	3,222,829
Investment securities, held-to-maturity (fair values of $513,142 and $0)	482,757	—
Total investment securities	2,880,953	3,222,829
Loans held for sale	65,598	46,738
Loans receivable	4,459,099	4,062,838
Allowance for loan and lease losses	(130,632)	(130,351)
Loans receivable, net	4,328,467	3,932,487
Premises and equipment, net	178,509	167,671
Other real estate owned	28,374	26,860
Accrued interest receivable	42,981	41,898
Deferred tax asset	44,452	43,549
Core deposit intangible, net	11,617	9,512
Goodwill	129,706	129,706
Non-marketable equity securities	52,868	52,192
Other assets	64,188	55,251
Total assets	$8,109,810	7,884,350
Liabilities
Non-interest bearing deposits	$1,595,971	1,374,419
Interest bearing deposits	4,510,840	4,205,548
Securities sold under agreements to repurchase	367,213	313,394
Federal Home Loan Bank advances	366,866	840,182
Other borrowed funds	7,351	8,387
Subordinated debentures	125,669	125,562
Accrued interest payable	3,058	3,505
Other liabilities	92,362	50,103
Total liabilities	7,069,330	6,921,100
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	750	744
Paid-in capital	707,821	690,918
Retained earnings - substantially restricted	309,234	261,943
Accumulated other comprehensive income	22,675	9,645
Total stockholders’ equity	1,040,480	963,250
Total liabilities and stockholders’ equity	$8,109,810	7,884,350
Number of common stock shares issued and outstanding	75,024,092	74,373,296
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Income
Residential real estate loans	$7,950	7,320	22,257	21,606
Commercial loans	37,387	34,291	107,696	92,788
Consumer and other loans	7,559	8,447	22,785	24,220
Investment securities	22,794	19,473	71,002	51,023
Total interest income	75,690	69,531	223,740	189,637
Interest Expense
Deposits	3,027	3,398	9,177	10,584
Securities sold under agreements to repurchase	225	209	627	646
Federal Home Loan Bank advances	2,356	2,730	7,317	8,029
Federal funds purchased and other borrowed funds	34	54	135	160
Subordinated debentures	788	795	2,342	2,410
Total interest expense	6,430	7,186	19,598	21,829
Net Interest Income	69,260	62,345	204,142	167,808
Provision for loan losses	360	1,907	1,721	5,085
Net interest income after provision for loan losses	68,900	60,438	202,421	162,723
Non-Interest Income
Service charges and other fees	14,319	13,711	40,085	36,115
Miscellaneous loan fees and charges	1,342	1,408	3,571	3,650
Gain on sale of loans	6,000	7,021	14,373	23,582
Loss on sale of investments	(61)	(403)	(160)	(299)
Other income	2,832	2,136	8,455	6,997
Total non-interest income	24,432	23,873	66,324	70,045
Non-Interest Expense
Compensation and employee benefits	30,142	27,469	87,764	76,963
Occupancy and equipment	6,961	6,421	20,307	18,152
Advertising and promotions	2,141	1,897	5,866	5,066
Outsourced data processing	1,472	1,232	4,792	2,870
Other real estate owned	602	1,049	1,675	4,901
Regulatory assessments and insurance	1,435	1,677	4,055	4,843
Core deposit intangibles amortization	692	693	2,095	1,684
Other expense	10,793	9,930	30,427	27,804
Total non-interest expense	54,238	50,368	156,981	142,283
Income Before Income Taxes	39,094	33,943	111,764	90,485
Federal and state income tax expense	9,800	8,315	27,063	21,387
Net Income	$29,294	25,628	84,701	69,098
Basic earnings per share	$0.40	0.35	1.14	0.95
Diluted earnings per share	$0.40	0.35	1.14	0.95
Dividends declared per share	$0.17	0.15	0.50	0.44
Average outstanding shares - basic	74,631,317	73,945,523	74,512,806	72,804,321
Average outstanding shares - diluted	74,676,124	74,021,871	74,554,263	72,869,475
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$29,294	25,628	84,701	69,098
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(2,764)	(21,600)	32,553	(77,285)
Reclassification adjustment for losses included in net income	61	403	182	299
Net unrealized (losses) gains on available-for-sale securities	(2,703)	(21,197)	32,735	(76,986)
Tax effect	1,049	8,246	(12,687)	29,948
Net of tax amount	(1,654)	(12,951)	20,048	(47,038)
Unrealized gains (losses) on derivatives used for cash flow hedges	201	(735)	(11,468)	14,827
Tax effect	(78)	287	4,450	(5,768)
Net of tax amount	123	(448)	(7,018)	9,059
Total other comprehensive (loss) income, net of tax	(1,531)	(13,399)	13,030	(37,979)
Total Comprehensive Income	$27,763	12,229	97,731	31,119

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2014 and 2013

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income	—	—	—	69,098	(37,979)	31,119
Cash dividends declared ($0.44 per share)	—	—	—	(32,299)	—	(32,299)
Stock issuances under stock incentive plans	227,597	2	3,500	—	—	3,502
Stock issued in connection with acquisitions	2,143,132	22	45,011	—	—	45,033
Stock-based compensation and related taxes	—	—	(497)	—	—	(497)
Balance at September 30, 2013	74,307,951	$743	689,751	247,330	9,983	947,807
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	84,701	13,030	97,731
Cash dividends declared ($0.50 per share)	—	—	—	(37,410)	—	(37,410)
Stock issuances under stock incentive plans	95,064	1	757	—	—	758
Stock issued in connection with acquisition	555,732	5	15,122	—	—	15,127
Stock-based compensation and related taxes	—	—	1,024	—	—	1,024
Balance at September 30, 2014	75,024,092	$750	707,821	309,234	22,675	1,040,480

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Operating Activities
Net income	$84,701	69,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,721	5,085
Net amortization of investment securities premiums and discounts	21,239	55,043
Loans held for sale originated or acquired	(498,118)	(760,860)
Proceeds from sales of loans held for sale	504,518	904,066
Gain on sale of loans	(14,373)	(23,582)
Loss on sale of investments	160	299
Bargain purchase gain	(680)	—
Stock-based compensation expense, net of tax benefits	652	800
Excess tax deficiencies from stock-based compensation	14	219
Depreciation of premises and equipment	8,706	7,408
(Gain) loss on sale of other real estate owned and writedowns, net	(1,096)	1,276
Amortization of core deposit intangibles	2,095	1,684
Net decrease (increase) in accrued interest receivable	254	(2,628)
Net (increase) decrease in other assets	(1,373)	3,459
Net decrease in accrued interest payable	(530)	(1,290)
Net increase in other liabilities	12,908	12,526
Net cash provided by operating activities	120,798	272,603
Investing Activities
Sales of available-for-sale securities	162,930	181,971
Maturities, prepayments and calls of available-for-sale securities	476,286	1,494,957
Purchases of available-for-sale securities	(126,666)	(1,321,504)
Maturities, prepayments and calls of held-to-maturity securities	8,930	—
Purchases of held-to-maturity securities	(11,250)	—
Principal collected on loans	993,806	854,553
Loans originated or acquired	(1,273,235)	(1,121,384)
Net addition of premises and equipment and other real estate owned	(9,463)	(6,861)
Proceeds from sale of other real estate owned	12,644	18,131
Net sale of non-marketable equity securities	801	583
Net cash (paid) received in acquisitions	(2,112)	26,155
Net cash provided by investing activities	232,671	126,601

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Financing Activities
Net increase (decrease) in deposits	$217,203	(301,759)
Net increase in securities sold under agreements to repurchase	53,819	24,805
Net decrease in Federal Home Loan Bank advances	(473,316)	(35,098)
Net decrease in other borrowed funds	(929)	(1,458)
Cash dividends paid	(24,629)	(21,153)
Excess tax deficiencies from stock-based compensation	(14)	(219)
Proceeds from stock options exercised	837	3,322
Net cash used in financing activities	(227,029)	(331,560)
Net increase in cash and cash equivalents	126,440	67,644
Cash and cash equivalents at beginning of period	155,657	187,040
Cash and cash equivalents at end of period	$282,097	254,684
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,128	23,120
Cash paid during the period for income taxes	23,504	17,283
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$484,583	—
Sale and refinancing of other real estate owned	665	3,549
Transfer of loans to other real estate owned	8,995	13,091
Acquisitions
Fair value of common stock shares issued	15,127	45,033
Cash consideration for outstanding shares	16,690	24,858
Fair value of assets acquired	349,167	630,569
Liabilities assumed	316,670	560,678

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2014, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2014 and 2013. The condensed consolidated statement of financial condition of the Company as of December 31, 2013 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results anticipated for the year ending December 31, 2014.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for loan and lease losses (“ALLL” or “allowance”), 2) the valuation of investment securities, 3) the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and 3) the evaluation of goodwill impairment. For the determination of the ALLL and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using significant independent party inputs.

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

In May 2013, the Company acquired Wheatland Bankshares, Inc. and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. In July 2013, the Company completed its acquisition of North Cascades Bancshares, Inc. and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. In August 2014, the Company completed its acquisition of FNBR Holding Corporation (“FNBR”) and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

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

The following table summarizes the carrying amounts of the VIE’s assets and liabilities included in the Company’s consolidated financial statements at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,077	—	36,039	—
Premises and equipment, net	—	13,220	—	13,536
Accrued interest receivable	113	—	117	—
Other assets	672	184	843	153
Total assets	$36,862	13,404	36,999	13,689
Liabilities
Other borrowed funds	$4,555	1,690	4,555	1,723
Accrued interest payable	4	5	4	5
Other liabilities	94	—	151	189
Total liabilities	$4,653	1,695	4,710	1,917

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

In August 2014, FASB amended FASB ASC Subtopic 310-40, Receivables - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure. 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendment is effective for public business entities for interim and annual periods beginning after December 15, 2014. An entity can elect to adopt the amendments using either a prospective transition method or a modified retrospective method as defined in the amendment. The Company is currently evaluating the impact of the adoption of this amendment, but does not expect it to have a material effect on the Company’s financial position or results of operations.

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

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$9,200	82	—	9,282
State and local governments	901,474	39,244	(3,944)	936,774
Corporate bonds	338,353	3,382	(204)	341,531
Residential mortgage-backed securities	1,102,546	12,948	(4,885)	1,110,609
Total available-for-sale	2,351,573	55,656	(9,033)	2,398,196
Held-to-maturity
State and local governments	482,757	33,754	(3,369)	513,142
Total held-to-maturity	482,757	33,754	(3,369)	513,142
Total investment securities	$2,834,330	89,410	(12,402)	2,911,338

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$10,441	187	—	10,628
State and local governments	1,377,347	31,621	(23,890)	1,385,078
Corporate bonds	440,337	3,922	(1,758)	442,501
Residential mortgage-backed securities	1,380,816	14,071	(10,265)	1,384,622
Total available-for-sale	3,208,941	49,801	(35,913)	3,222,829
Total investment securities	$3,208,941	49,801	(35,913)	3,222,829

Included in the residential mortgage-backed securities are $97,000 and $2,602,000 as of September 30, 2014 and December 31, 2013, respectively, of non-guaranteed private label whole loan mortgage-backed securities of which none of the underlying collateral is considered “subprime.”

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2014. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due within one year	$114,022	114,789	—	—
Due after one year through five years	410,860	416,380	—	—
Due after five years through ten years	72,388	74,851	—	—
Due after ten years	651,757	681,567	482,757	513,142
	1,249,027	1,287,587	482,757	513,142
Residential mortgage-backed securities [1]	1,102,546	1,110,609	—	—
Total	$2,351,573	2,398,196	482,757	513,142
________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Gain or loss on sale of investment securities consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Available-for-sale
Gross proceeds	$166,577	102,483	200,277	181,971
Less amortized cost [1]	(166,638)	(102,886)	(200,459)	(182,270)
Net loss on sale of available-for-sale investment securities	$(61)	(403)	(182)	(299)
Gross gain on sale of investments	$160	3,467	341	3,723
Gross loss on sale of investments	(221)	(3,870)	(523)	(4,022)
Net loss on sale of available-for-sale investment securities	$(61)	(403)	(182)	(299)
Held-to-maturity [2]
Gross proceeds	$5,006	—	8,936	—
Less amortized cost [1]	(5,006)	—	(8,914)	—
Net gain on sale of held-to-maturity investment securities	$—	—	22	—
Gross gain on sale of investments	$—	—	22	—
Gross loss on sale of investments	—	—	—	—
Net gain on sale of held-to-maturity investment securities	$—	—	22	—
__________
1 The cost of each investment security sold is determined by specific identification.
2 The gain or loss on sale of held-to-maturity investment securities is solely due to securities that were partially or wholly called.

Investment securities with an unrealized loss position are summarized as follows:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$22	—	—	—	22	—
State and local governments	43,206	(443)	154,709	(3,501)	197,915	(3,944)
Corporate bonds	27,361	(120)	8,312	(84)	35,673	(204)
Residential mortgage-backed securities	115,529	(762)	196,743	(4,123)	312,272	(4,885)
Total available-for-sale	$186,118	(1,325)	359,764	(7,708)	545,882	(9,033)
Held-to-maturity
State and local governments	$1,566	(24)	92,150	(3,345)	93,716	(3,369)
Total held-to-maturity	$1,566	(24)	92,150	(3,345)	93,716	(3,369)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$3	—	—	—	3	—
State and local governments	408,812	(17,838)	74,161	(6,052)	482,973	(23,890)
Corporate bonds	129,515	(1,672)	1,702	(86)	131,217	(1,758)
Residential mortgage-backed securities	457,611	(10,226)	1,993	(39)	459,604	(10,265)
Total available-for-sale	$995,941	(29,736)	77,856	(6,177)	1,073,797	(35,913)

Based on an analysis of its investment securities with unrealized losses as of September 30, 2014 and December 31, 2013, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At September 30, 2014, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

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

The following schedules summarize the activity in the ALLL:

	Three Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,636	14,624	68,929	29,589	9,725	7,769
Provision for loan losses	360	374	(1,072)	758	900	(600)
Charge-offs	(2,243)	—	(944)	(579)	(607)	(113)
Recoveries	1,879	42	650	997	86	104
Balance at end of period	$130,632	15,040	67,563	30,765	10,104	7,160

	Three Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,883	14,797	73,885	24,116	9,626	8,459
Provision for loan losses	1,907	950	381	385	125	66
Charge-offs	(3,077)	(42)	(1,235)	(1,065)	(333)	(402)
Recoveries	1,052	45	367	385	73	182
Balance at end of period	$130,765	15,750	73,398	23,821	9,491	8,305

	Nine Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,721	1,111	(3,261)	3,025	1,411	(565)
Charge-offs	(5,567)	(413)	(1,208)	(2,328)	(906)	(712)
Recoveries	4,127	275	1,700	1,438	300	414
Balance at end of period	$130,632	15,040	67,563	30,765	10,104	7,160

	Nine Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	5,085	464	(51)	3,964	566	142
Charge-offs	(8,962)	(391)	(2,538)	(2,817)	(1,962)	(1,254)
Recoveries	3,788	195	1,589	1,107	228	669
Balance at end of period	$130,765	15,750	73,398	23,821	9,491	8,305

The following schedules disclose the ALLL and loans receivable:

	September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$10,150	993	2,092	5,546	518	1,001
Collectively evaluated for impairment	120,482	14,047	65,471	25,219	9,586	6,159
Total allowance for loan and lease losses	$130,632	15,040	67,563	30,765	10,104	7,160
Loans receivable
Individually evaluated for impairment	$172,619	20,016	110,272	29,749	7,460	5,122
Collectively evaluated for impairment	4,286,480	583,790	2,166,010	942,498	378,221	215,961
Total loans receivable	$4,459,099	603,806	2,276,282	972,247	385,681	221,083

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,949	990	3,763	6,155	265	776
Collectively evaluated for impairment	118,402	13,077	66,569	22,475	9,034	7,247
Total allowance for loan and lease losses	$130,351	14,067	70,332	28,630	9,299	8,023
Loans receivable
Individually evaluated for impairment	$199,680	24,070	119,526	41,504	9,039	5,541
Collectively evaluated for impairment	3,863,158	553,519	1,929,721	810,532	357,426	211,960
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. Net deferred fees, costs, premiums, and discounts of $14,277,000 and $10,662,000 were included in the loans receivable balance at September 30, 2014 and December 31, 2013, respectively.

The following schedules disclose the impaired loans:

	At or for the Three or Nine Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$46,179	5,178	21,890	15,582	979	2,550
Unpaid principal balance	47,161	5,421	22,303	15,739	1,088	2,610
Specific valuation allowance	10,150	993	2,092	5,546	518	1,001
Average balance - three months	49,813	4,986	22,239	19,092	995	2,501
Average balance - nine months	55,251	5,822	23,860	21,998	995	2,576
Loans without a specific valuation allowance
Recorded balance	$126,440	14,838	88,382	14,167	6,481	2,572
Unpaid principal balance	156,922	15,893	111,162	19,170	7,956	2,741
Average balance - three months	128,534	15,131	89,840	13,727	7,079	2,757
Average balance - nine months	131,888	15,609	91,741	14,045	7,532	2,961
Totals
Recorded balance	$172,619	20,016	110,272	29,749	7,460	5,122
Unpaid principal balance	204,083	21,314	133,465	34,909	9,044	5,351
Specific valuation allowance	10,150	993	2,092	5,546	518	1,001
Average balance - three months	178,347	20,117	112,079	32,819	8,074	5,258
Average balance - nine months	187,139	21,431	115,601	36,043	8,527	5,537

	At or for the Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$61,503	7,233	23,917	27,015	886	2,452
Unpaid principal balance	63,406	7,394	25,331	27,238	949	2,494
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	59,823	7,237	26,105	22,460	767	3,254
Loans without a specific valuation allowance
Recorded balance	$138,177	16,837	95,609	14,489	8,153	3,089
Unpaid principal balance	169,082	18,033	119,017	19,156	9,631	3,245
Average balance	139,129	18,103	95,808	14,106	8,844	2,268
Totals
Recorded balance	$199,680	24,070	119,526	41,504	9,039	5,541
Unpaid principal balance	232,488	25,427	144,348	46,394	10,580	5,739
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	198,952	25,340	121,913	36,566	9,611	5,522

Interest income recognized on impaired loans for the periods ended September 30, 2014 and December 31, 2013 was not significant.

The following is a loans receivable aging analysis:

	September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$12,454	524	6,353	3,122	1,626	829
Accruing loans 60-89 days past due	5,116	1,760	994	1,660	431	271
Accruing loans 90 days or more past due	1,617	869	367	331	27	23
Non-accrual loans	68,149	6,592	45,862	7,571	6,513	1,611
Total past due and non-accrual loans	87,336	9,745	53,576	12,684	8,597	2,734
Current loans receivable	4,371,763	594,061	2,222,706	959,563	377,084	218,349
Total loans receivable	$4,459,099	603,806	2,276,282	972,247	385,681	221,083

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,761	10,367	7,016	3,673	2,432	2,273
Accruing loans 60-89 days past due	6,355	1,055	2,709	1,421	668	502
Accruing loans 90 days or more past due	604	429	—	160	5	10
Non-accrual loans	81,956	10,702	51,438	10,139	7,950	1,727
Total past due and non-accrual loans	114,676	22,553	61,163	15,393	11,055	4,512
Current loans receivable	3,948,162	555,036	1,988,084	836,643	355,410	212,989
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	12	—	8	3	—	1
Pre-modification recorded balance	$8,681	—	8,361	309	—	11
Post-modification recorded balance	$8,681	—	8,361	309	—	11
Troubled debt restructurings that subsequently defaulted
Number of loans	3	—	2	1	—	—
Recorded balance	$1,620	—	927	693	—	—

	Three Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	9	2	4	—	1	2
Pre-modification recorded balance	$2,926	284	2,481	—	57	104
Post-modification recorded balance	$3,141	499	2,481	—	57	104
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	2	—	—
Recorded balance	$363	—	—	363	—	—

	Nine Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	38	—	16	18	2	2
Pre-modification recorded balance	$32,957	—	12,793	19,908	242	14
Post-modification recorded balance	$32,320	—	12,836	19,228	242	14
Troubled debt restructurings that subsequently defaulted
Number of loans	7	—	2	5	—	—
Recorded balance	$1,676	—	927	749	—	—

	Nine Months ended September 30, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	50	9	17	17	2	5
Pre-modification recorded balance	$12,016	1,907	7,137	2,572	147	253
Post-modification recorded balance	$12,418	2,293	7,137	2,588	147	253
Troubled debt restructurings that subsequently defaulted
Number of loans	10	1	4	5	—	—
Recorded balance	$2,772	265	1,918	589	—	—

During the nine months ended September 30, 2014, 66 percent of the modifications were due to extensions of maturity dates and 17 percent were due to a combination of interest rate reductions, extensions of maturity dates, or reductions in the face amount. During that same period, approximately 90 percent of the modifications in the other commercial loan class, the class with the largest dollar amount of TDRs during the period, were due to extensions of maturity dates. During the nine months ended September 30, 2013, 59 percent of modifications were due to extensions of maturity dates and 17 percent were due to a combination of interest rate reductions, extensions of maturity dates, or reductions in the face amount. During that same period of the prior year, 63 percent of the modifications in the commercial real estate loan class, the class with the largest dollar amount of TDRs during the period, were due to extensions of maturity dates and 25 percent were due to a combination of interest rate reductions, extension of maturity dates, or reductions in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $10,178,000 and $14,695,000 for the nine months ended September 30, 2014 and 2013, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the nine months ended September 30, 2014 and 2013.

Note 4. Goodwill

The Company performed its annual goodwill impairment test during the third quarter of 2014 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net carrying value at beginning of period	$129,706	119,509	129,706	106,100
Acquisitions	—	10,197	—	23,606
Net carrying value at end of period	$129,706	129,706	129,706	129,706

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Gross carrying value	$169,865	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$129,706	129,706

Note 5. Derivatives and Hedging Activities

As of September 30, 2014, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The following table discloses the offsetting of financial assets and interest rate swap derivative assets:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$1,930	(1,930)	—	6,844	(4,948)	1,896

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$11,502	(1,930)	9,572	4,948	(4,948)	—

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities totaling $12,908,000 at September 30, 2014. There was $0 collateral pledged from the counterparties to the Company as of September 30, 2014. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Unrealized gains on available-for-sale securities	$46,623	13,888
Tax effect	(18,090)	(5,403)
Net of tax amount	28,533	8,485
Unrealized (losses) gains on derivatives used for cash flow hedges	(9,572)	1,896
Tax effect	3,714	(736)
Net of tax amount	(5,858)	1,160
Total accumulated other comprehensive income	$22,675	9,645

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income available to common stockholders, basic and diluted	$29,294	25,628	84,701	69,098
Average outstanding shares - basic	74,631,317	73,945,523	74,512,806	72,804,321
Add: dilutive stock options and awards	44,807	76,348	41,457	65,154
Average outstanding shares - diluted	74,676,124	74,021,871	74,554,263	72,869,475
Basic earnings per share	$0.40	0.35	1.14	0.95
Diluted earnings per share	$0.40	0.35	1.14	0.95

There were 0 and 49,932 options excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2014 and 2013, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2014 and 2013.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2014.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$9,282	—	9,282	—
State and local governments	936,774	—	936,774	—
Corporate bonds	341,531	—	341,531	—
Residential mortgage-backed securities	1,110,609	—	1,110,609	—
Total assets measured at fair value on a recurring basis	$2,398,196	—	2,398,196	—
Interest rate swaps	$9,572	—	9,572	—
Total liabilities measured at fair value on a recurring basis	$9,572	—	9,572	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$10,628	—	10,628	—
State and local governments	1,385,078	—	1,385,078	—
Corporate bonds	442,501	—	442,501	—
Residential mortgage-backed securities	1,384,622	—	1,384,622	—
Interest rate swaps	1,896	—	1,896	—
Total assets measured at fair value on a recurring basis	$3,224,725	—	3,224,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2014.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,309	—	—	1,309
Collateral-dependent impaired loans, net of ALLL	14,689	—	—	14,689
Total assets measured at fair value on a non-recurring basis	$15,998	—	—	15,998

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$10,888	—	—	10,888
Collateral-dependent impaired loans, net of ALLL	18,670	—	—	18,670
Total assets measured at fair value on a non-recurring basis	$29,558	—	—	29,558

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2014	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted Average) [1]
Other real estate owned	$529	Sales comparison approach	Selling costs	8.0% - 10.0% (8.2%)
			Adjustment to comparables	0.0% - 7.0% (0.8%)
	780	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$1,309
Collateral-dependent impaired loans, net of ALLL	$76	Cost approach	Selling costs	6.0% - 6.0% (6.0%)
	5,364	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	6,939	Sales comparison approach	Selling costs	0.0% - 10.0% (8.2%)
	2,310	Combined approach	Selling costs	8.0% - 10.0% (8.7%)
			Adjustment to comparables	5.0% - 10.0% (8.2%)
$14,689

	Fair Value December 31, 2013	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$9,278	Sales comparison approach	Selling costs	7.0% - 10.0% (7.7%)
			Adjustment to comparables	0.0% - 37.5% (1.4%)
	1,610	Combined approach	Selling costs	5.0% - 10.0% (7.5%)
			Discount rate	8.5% - 8.5% (8.5%)
			Adjustment to comparables	25.0% - 25.0% (25.0%)
$10,888
Collateral-dependent impaired loans, net of ALLL	$4,076	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	11,784	Sales comparison approach	Selling costs	0.0% - 10.0% (7.9%)
			Adjustment to comparables	0.0% - 1.0% (0.0%)
	2,810	Combined approach	Selling costs	0.0% - 8.0% (7.8%)
			Discount rate	7.3% - 7.3% (7.3%)
			Adjustment to comparables	10.0% - 50.0% (18.9%)
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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$282,097	282,097	—	—
Investment securities, available-for-sale	2,398,196	—	2,398,196	—
Investment securities, held-to-maturity	482,757	—	513,142	—
Loans held for sale	65,598	65,598	—	—
Loans receivable, net of ALLL	4,328,467	—	4,222,037	162,469
Accrued interest receivable	42,981	42,981	—	—
Non-marketable equity securities	52,868	—	52,868	—
Total financial assets	$7,652,964	390,676	7,186,243	162,469
Financial liabilities
Deposits	$6,106,811	4,720,941	1,391,221	—
FHLB advances	366,866	—	381,132	—
Repurchase agreements and other borrowed funds	374,564	—	374,564	—
Subordinated debentures	125,669	—	76,806	—
Accrued interest payable	3,058	3,058	—	—
Interest rate swaps	9,572	—	9,572	—
Total financial liabilities	$6,986,540	4,723,999	2,233,295	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$155,657	155,657	—	—
Investment securities, available-for-sale	3,222,829	—	3,222,829	—
Loans held for sale	46,738	46,738	—	—
Loans receivable, net of ALLL	3,932,487	—	3,807,993	187,731
Accrued interest receivable	41,898	41,898	—	—
Non-marketable equity securities	52,192	—	52,192	—
Interest rate swaps	1,896	—	1,896	—
Total financial assets	$7,453,697	244,293	7,084,910	187,731
Financial liabilities
Deposits	$5,579,967	4,258,213	1,341,382	—
FHLB advances	840,182	—	857,551	—
Repurchase agreements and other borrowed funds	321,781	—	321,781	—
Subordinated debentures	125,562	—	71,501	—
Accrued interest payable	3,505	3,505	—	—
Total financial liabilities	$6,870,997	4,261,718	2,592,215	—

Note 9. Mergers and Acquisitions

On August 31, 2014, the Company acquired 100 percent of the outstanding common stock of FNBR, a privately-owned company, and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. First National Bank of the Rockies provides community banking services to individuals and businesses in northwestern Colorado, with banking offices located in Grand Junction, Steamboat Springs, Meeker, Rangely, Craig, Hayden and Oak Creek. As a result of the acquisition, the Company further diversified its loan and deposit customer base with its increased presence in the state of Colorado. The branches of First National Bank of the Rockies have been combined with an existing division of the Bank operating under the name “Bank of the San Juans, division of Glacier Bank.” The consideration paid by the Company to acquire FNBR was $31,817,000, which resulted in the Company issuing 555,732 shares of its common stock and $16,690,000 in cash in exchange for all of FNBR’s outstanding common stock. The fair value of the Company’s common stock issued was $27.22 per share, i.e., the closing market price of the Company’s common stock as of the August 31, 2014 acquisition date.

The purchase price paid by the Company to acquire FNBR was the result of extensive negotiations and was the subject of analysis and related issuance of an opinion as to the fairness, from a financial point of view, of the consideration to be received by the holders of FNBR common stock in connection with the acquisition by the Company. The merger agreement limited FNBR’s ability to pursue alternative acquisition proposals and provided for the payment by FNBR of a $1,630,000 break-up fee in the event FNBR received an unsolicited acquisition proposal from a third party that was superior from a financial point of view to that made by the Company and the merger agreement was terminated. For additional information regarding the factors leading to the determination of the purchase price, see the Sections entitled “Risk Factors” and “Background of and Reasons for the Merger” in the Company’s Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission on May 30, 2014.

The assets and liabilities of FNBR were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the August 31, 2014 acquisition date and FNBR’s results of operations have been included in the Company’s consolidated statements of operations since that date. The Company recorded a $680,000 bargain purchase gain due to the fair value of FNBR’s identifiable net assets exceeding the consideration transferred. The bargain purchase gain is included in other income in the Company’s consolidated statements of operations. Before recognizing the bargain purchase gain, the Company reassessed whether it correctly identified and valued each of the assets acquired and liabilities assumed. The objective of the reassessment process was to ensure that the measurements reflected consideration of all available information as of the acquisition date. The reassessment process included reviewing FNBR’s statement of financial condition to verify that all assets and liabilities had been identified and then re-evaluating and challenging again the procedures and the reasonableness of the significant assumptions utilized in determining the fair value of the identifiable assets and liabilities with respect to the acquisition date. The Company obtained fair value estimates from independent third party specialists for the significant identifiable assets and liabilities, including loans, investment securities and deposits. Following the reassessment process, the Company concluded that the consideration transferred and all of the assets acquired and liabilities assumed had been properly identified and valued.

The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting bargain purchase gain arising from the FNBR acquisition:

(Dollars in thousands)	August 31, 2014
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$15,127
Cash consideration for outstanding shares	16,690
Contingent consideration	—
Total fair value of consideration transferred	31,817
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	14,578
Investment securities	157,018
Loans receivable	137,488
Core deposit intangible	4,199
Accrued income and other assets	35,884
Total identifiable assets acquired	349,167
Liabilities assumed
Deposits	309,641
Accrued expenses and other liabilities	7,029
Total liabilities assumed	316,670
Total identifiable net assets	32,497
Bargain purchase gain	$680

The fair value of the FNBR assets acquired includes loans with fair values of $137,488,000. The gross principal and contractual interest due under the FNBR contracts is $146,019,000, all of which is expected to be collectible.

Core deposit intangible assets related to the FNBR acquisition totaled $4,199,000 with an estimated life of 10 years.

The Company incurred $525,000 of FNBR third-party acquisition-related costs during the nine month period ended September 30, 2014. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of FNBR was approximately $2,251,000 and net income was approximately $1,029,000 from August 31, 2014 to September 30, 2014. The following unaudited pro forma summary presents consolidated information of the Company as if the FNBR acquisition had occurred on January 1, 2013:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net interest income and non-interest income	$95,966	89,155	278,983	247,449
Net income	29,034	25,523	85,310	70,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
the risks presented by the lingering economic recovery which could adversely affect credit quality, loan collateral values, OREO values, investment values, liquidity and capital levels, dividends and loan originations;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisition
On August 31, 2014, the Company completed the acquisition of FNBR Holding Corporation (“FNBR”), and its subsidiary, First National Bank of the Rockies which has ten community banking offices in Grand Junction, Steamboat Springs, Meeker, Rangely, Craig, Hayden, and Oak Creek, Colorado. The branches of FNBR have been combined with an existing division of Glacier Bank and operate under the name “Bank of the San Juans, division of Glacier Bank.” The total purchase price of the acquisition was $31.8 million, consisting of $16.7 million of cash paid and 555,732 shares of the Company’s common stock issued which resulted in a bargain purchase gain of $680 thousand. The Company incurred $525 thousand of legal and professional expenses in connection with the acquisition. The Company’s results of operations and financial condition include the acquisition of FNBR from the August 31, 2014 acquisition date.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013
Cash and cash equivalents	$282,097	202,358	155,657	254,684	79,739	126,440	27,413
Investment securities, available-for-sale	2,398,196	2,559,411	3,222,829	3,318,953	(161,215)	(824,633)	(920,757)
Investment securities, held-to-maturity	482,757	483,557	—	—	(800)	482,757	482,757
Total investment securities	2,880,953	3,042,968	3,222,829	3,318,953	(162,015)	(341,876)	(438,000)
Loans receivable
Residential real estate	603,806	587,340	577,589	583,817	16,466	26,217	19,989
Commercial	3,248,529	3,023,915	2,901,283	2,828,287	224,614	347,246	420,242
Consumer and other	606,764	592,024	583,966	588,995	14,740	22,798	17,769
Loans receivable	4,459,099	4,203,279	4,062,838	4,001,099	255,820	396,261	458,000
Allowance for loan and lease losses	(130,632)	(130,636)	(130,351)	(130,765)	4	(281)	133
Loans receivable, net	4,328,467	4,072,643	3,932,487	3,870,334	255,824	395,980	458,133
Other assets	618,293	572,125	573,377	603,959	46,168	44,916	14,334
Total assets	$8,109,810	7,890,094	7,884,350	8,047,930	219,716	225,460	61,880

Total investment securities decreased $162 million, or 5 percent, during the current quarter and decreased $438 million, or 13 percent, from September 30, 2013 as the Company continued to reduce the overall size of the investment portfolio. At September 30, 2014, investment securities represented 36 percent of total assets, down from 39 percent at the previous quarter and 41 percent at September 30, 2013.

Excluding the loans receivable from the acquisition of FNBR, the loan portfolio increased by $118 million, or 11 percent annualized, during the current quarter with improvement in all loan categories. Excluding the acquisition, the largest dollar and percentage increase was in commercial loans which increased $107 million, or 4 percent, during the current quarter which was attributable to increases in loan production and seasonal draws on construction lines. Excluding the loans receivable from the acquisition, the loan portfolio increased $258 million, or 6 percent, since December 31, 2013 of which $230 million came from growth in commercial loans.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013
Non-interest bearing deposits	$1,595,971	1,464,938	1,374,419	1,397,401	131,033	221,552	198,570
Interest bearing deposits	4,510,840	4,280,898	4,205,548	4,215,479	229,942	305,292	295,361
Repurchase agreements	367,213	315,240	313,394	314,313	51,973	53,819	52,900
FHLB advances	366,866	607,305	840,182	967,382	(240,439)	(473,316)	(600,516)
Other borrowed funds	7,351	7,367	8,387	8,466	(16)	(1,036)	(1,115)
Subordinated debentures	125,669	125,633	125,562	125,526	36	107	143
Other liabilities	95,420	78,698	53,608	71,556	16,722	41,812	23,864
Total liabilities	$7,069,330	6,880,079	6,921,100	7,100,123	189,251	148,230	(30,793)

Excluding the FNBR acquisition, non-interest bearing deposits at September 30, 2014 increased $51.0 million, or 3 percent, during the current quarter, and increased $119 million, or 8 percent, from September 30, 2013. Excluding the acquisition, interest bearing deposits were unchanged from the prior quarter and increased $65.8 million, or 2 percent, from the prior year. In addition to the increase in deposit balances, the Company has benefited from a higher than expected increase in the number of checking accounts during the current year. Interest bearing deposits of $4.511 billion at September 30, 2014 included $196 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Federal Home Loan Bank (“FHLB”) advances of $367 million at September 30, 2014 decreased $240 million, or 40 percent, during the current quarter and decreased $601 million, or 62 percent, from September 30, 2013 as the need for borrowings continued to decrease concurrent with the increase in deposits.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013
Common equity	$1,017,805	985,809	953,605	937,824	31,996	64,200	79,981
Accumulated other comprehensive income	22,675	24,206	9,645	9,983	(1,531)	13,030	12,692
Total stockholders’ equity	1,040,480	1,010,015	963,250	947,807	30,465	77,230	92,673
Goodwill and core deposit intangible, net	(141,323)	(137,815)	(139,218)	(139,934)	(3,508)	(2,105)	(1,389)
Tangible stockholders’ equity	$899,157	872,200	824,032	807,873	26,957	75,125	91,284
Stockholders’ equity to total assets	12.83%	12.80%	12.22%	11.78%
Tangible stockholders’ equity to total tangible assets	11.28%	11.25%	10.64%	10.22%
Book value per common share	$13.87	13.56	12.95	12.76	0.31	0.92	1.11
Tangible book value per common share	$11.98	11.71	11.08	10.87	0.27	0.90	1.11
Market price per share at end of period	$25.86	28.38	29.79	24.68	(2.52)	(3.93)	1.18

Tangible stockholders’ equity of $899 million at September 30, 2014 increased $27.0 million, or 3 percent, from the prior quarter as a result of $15.1 million of Company stock issued in connection with the acquisition of FNBR and earnings retention. Tangible stockholders’ equity increased $91.3 million from a year ago as the result of earnings retention, stock issued in connection with the acquisition, and an increase in accumulated other comprehensive income. Tangible book value per common share of $11.98 increased $0.27 per share from the prior quarter and increased $1.11 per share from the prior year third quarter.

On September 25, 2014, the Company’s Board of Directors declared a cash dividend of $0.17 per share during the current quarter. The dividend is payable October 16, 2014 to shareholders of record on October 7, 2014. The dividend was the 118th consecutive quarterly dividend declared by the Company and future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2014
Compared to June 30, 2014, March 31, 2014 and September 30, 2013

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	September 30, 2014	June 30, 2014	March 31, 2014	September 30, 2013
Net income	$29,294	28,677	26,730	25,628
Diluted earnings per share	$0.40	0.38	0.36	0.35
Return on average assets (annualized)	1.46%	1.47%	1.39%	1.27%
Return on average equity (annualized)	11.30%	11.45%	11.04%	10.85%

The Company reported net income of $29.3 million for the current quarter, an increase of $3.7 million, or 14 percent, from the $25.6 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.40 per share, an increase of $0.05, or 14 percent, from the prior year third quarter diluted earnings per share of $0.35.

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Sep 30, 2013	Jun 30, 2014	Mar 31, 2014	Sep 30, 2013
Net interest income
Interest income	$75,690	73,963	74,087	69,531	1,727	1,603	6,159
Interest expense	6,430	6,528	6,640	7,186	(98)	(210)	(756)
Total net interest income	69,260	67,435	67,447	62,345	1,825	1,813	6,915
Non-interest income
Service charges, loan fees, and other fees	15,661	14,747	13,248	15,119	914	2,413	542
Gain on sale of loans	6,000	4,778	3,595	7,021	1,222	2,405	(1,021)
Loss on sale of investments	(61)	(48)	(51)	(403)	(13)	(10)	342
Other income	2,832	3,027	2,596	2,136	(195)	236	696
Total non-interest income	24,432	22,504	19,388	23,873	1,928	5,044	559
	$93,692	89,939	86,835	86,218	3,753	6,857	7,474
Net interest margin (tax-equivalent)	3.99%	3.99%	4.02%	3.56%

Net Interest Income
Current quarter net interest income of $69.3 million increased $1.8 million during the current quarter. The current quarter interest income of $75.7 million increased $1.7 million, or 2 percent, from the prior quarter. The current quarter increase in interest income was primarily driven by a greater volume of commercial loans which more than offset the reduction in interest income from the investment portfolio.

The current quarter’s interest income increased $6.2 million, or 9 percent, over the prior year third quarter and was primarily attributable to higher interest income on the investment portfolio and commercial loans. Interest income of $22.8 million on investment securities increased $3.3 million, or 17 percent, over the prior year third quarter as a result of a higher yielding mix of investment securities coupled with a reduction of premium amortization (net of discount accretion) on the investment portfolio (“premium amortization”). The current quarter interest income of $37.4 million on commercial loans increased $3.1 million, or 9 percent, over the prior year third quarter as a result of an increased volume of commercial loans.

The current quarter interest expense of $6.4 million decreased $98 thousand, or 2 percent, from the prior quarter and decreased $756 thousand, or 11 percent, from the prior year third quarter. The decrease in interest expense from the prior quarter and the prior year third quarter was the result of decreases in deposit interest rates and in the volume of borrowings. The cost of total funding (including non-interest bearing deposits) for the current quarter was 37 basis points compared to 39 basis points in the prior quarter and 41 basis points for the prior year third quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current and prior quarter was 3.99 percent. The 2 basis points decrease in the current quarter yield on earning assets was offset by a 2 basis points decrease in cost of funds.

The Company’s current quarter net interest margin increased 43 basis points from the prior year third quarter net interest margin of 3.56 percent, such increase was primarily driven by the increased yield on the investment portfolio combined with a significant shift in earning assets to the higher yielding loan portfolio.

Non-interest Income
Non-interest income for the current quarter totaled $24.4 million, an increase of $1.9 million over the prior quarter and an increase of $559 thousand over the same quarter last year. The Company continued to benefit from the increased number of deposit accounts which was reflected in the $914 thousand, or 6 percent, increase in service charge fee income from the prior quarter and the $542 thousand, or 4 percent, increase from the prior year third quarter, respectively. Gain of $6.0 million on the sales of residential loans in the current quarter was an increase of $1.2 million, or 26 percent, from the prior quarter. Gain on the sale of the residential loans in the current quarter decreased $1.0 million, or 15 percent, from the prior year third quarter as a result of the reduction in refinance activity. Included in other income was operating revenue of $38 thousand from other real estate owned (“OREO”) and gain of $368 thousand from the sale of OREO, a combined total of $406 thousand for the current quarter compared to $615 thousand for the prior quarter and $433 thousand for the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Sep 30, 2013	Jun 30, 2014	Mar 31, 2014	Sep 30, 2013
Compensation and employee benefits	$30,142	28,988	28,634	27,469	1,154	1,508	2,673
Occupancy and equipment	6,961	6,733	6,613	6,421	228	348	540
Advertising and promotions	2,141	1,948	1,777	1,897	193	364	244
Outsourced data processing	1,472	2,032	1,288	1,232	(560)	184	240
Other real estate owned	602	566	507	1,049	36	95	(447)
Regulatory assessments and insurance	1,435	1,028	1,592	1,677	407	(157)	(242)
Core deposit intangibles amortization	692	693	710	693	(1)	(18)	(1)
Other expense	10,793	10,685	8,949	9,930	108	1,844	863
Total non-interest expense	$54,238	52,673	50,070	50,368	1,565	4,168	3,870

Compensation and employee benefits increased by $1.2 million, or 4 percent, from the prior quarter due to the increased number of employees from the FNBR acquisition and additional benefit costs. Compensation and employee benefits increased by $2.7 million from the prior year third quarter because of the increased number of employees from the FNBR acquisition and the North Cascades Bank acquisition at July 31, 2013 along with additional benefit costs and salary increases. Occupancy and equipment expense increased $540 thousand, or 8 percent, from the prior year third quarter as a result of increases in equipment expense related to the Company’s expansion of information and technology infrastructure. Advertising and promotion expense increased $193 thousand, or 10 percent, compared to the prior quarter and increased $244 thousand, or 13 percent, from the prior year third quarter primarily from the FNBR acquisition and recent marketing promotions at a number of the Bank divisions. Outsourced data processing expense decreased $560 thousand, or 28 percent, from the prior quarter as a result of conversion related expenses in the second quarter of 2014. Outsourced data processing expense increased $240 thousand, or 19 percent, from the prior year third quarter because of the acquired banks’ outsourced data processing expense and from an increase in technology infrastructure. The current quarter OREO expense of $602 thousand included $362 thousand of operating expense, $65 thousand of fair value write-downs, and $175 thousand of loss on sale of OREO. OREO expense may fluctuate as the Company continues to work through non-performing assets and dispose of foreclosed properties.

Efficiency Ratio
The efficiency ratio for the current quarter and the prior year third quarter was 54 percent. The increases in non-interest expense were more than offset by the increases in net interest income resulting in a comparable efficiency ratio.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2014	$360	$364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%
Fourth quarter 2012	2,275	8,081	3.85%	0.80%	1.87%

Net charged-off loans for the current quarter remained stable from the prior quarter and decreased $1.7 million, or 82 percent, from the prior year third quarter. The current quarter provision for loan losses of $360 thousand increased $121 thousand from the prior quarter and decreased $1.5 million from the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

Operating Results for Nine Months ended September 30, 2014
Compared to September 30, 2013

Performance Summary

	Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2014	September 30, 2013
Net income	$84,701	69,098
Diluted earnings per share	$1.14	0.95
Return on average assets (annualized)	1.44%	1.19%
Return on average equity (annualized)	11.27%	9.96%

Net income for the nine months ended September 30, 2014 was $84.7 million, an increase of $15.6 million, or 23 percent, from the $69.1 million of net income for the same period the prior year. Diluted earnings per share for the first nine months of the current year was $1.14 per share, an increase of $0.19, or 20 percent, from the diluted earnings per share in the prior year first nine months.

Revenue Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from September 30, 2013:

	Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change
Net interest income
Interest income	$223,740	$189,637	$34,103	18%
Interest expense	19,598	21,829	(2,231)	(10)%
Total net interest income	204,142	167,808	36,334	22%
Non-interest income
Service charges, loan fees, and other fees	43,656	39,765	3,891	10%
Gain on sale of loans	14,373	23,582	(9,209)	(39)%
Loss on sale of investments	(160)	(299)	139	(46)%
Other income	8,455	6,997	1,458	21%
Total non-interest income	66,324	70,045	(3,721)	(5)%
	$270,466	$237,853	$32,613	14%
Net interest margin (tax-equivalent)	4.00%	3.34%

Net Interest Income
Net interest income for the first nine months of the current year was $204 million, an increase of $36.3 million, or 22 percent, over the same period last year. Interest income for the first nine months of the current year increased $34.1 million, or 18 percent, from the prior year first nine months and was principally due to the decrease in premium amortization on investment securities and increased income from commercial loans. Interest income benefited from a reduction by $33.8 million in premium amortization on investment securities during the first nine months of the current year compared to the same period last year. Current year interest income on commercial loans increased $14.9 million, or 16 percent, from the first nine months of the prior year and was primarily the result of an increased volume of commercial loans.

Interest expense for the first nine months of the current year decreased $2.2 million, or 10 percent, from the prior year first nine months and was primarily attributable to the decreases in interest rates on certificate of deposits and lower volume of borrowings. The funding cost (including non-interest bearing deposits) for the first nine months of 2014 was 39 basis points compared to 43 basis points for the first nine months of 2013.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2014 was 4.00 percent, a 66 basis points increase from the net interest margin of 3.34 percent for the first nine months of 2013. The increase in the net interest margin was due to the increased yield on the investment portfolio combined with the shift in earning assets to the higher yielding loan portfolio. The premium amortization for the first nine months of 2014 accounted for a 42 basis points reduction in the net interest margin, which was a decrease of 61 basis points compared to the 103 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $66.3 million for the first nine months of 2014 decreased $3.7 million, or 5 percent, over the same period last year. Gain of $14.4 million on the sale of residential loans for the first nine months of 2014 decreased $9.2 million, or 39 percent, from the first nine months of 2013 as a consequence of the slowdown in refinance activity. Service charges and other fees of $43.7 million for the first nine months of 2014 increased $3.9 million, or 10 percent, from the same period last year. Included in other income was operating revenue of $136 thousand from OREO and gain of $1.7 million from the sale of OREO, which combined totaled $1.8 million for the first nine months of 2014 compared to $1.9 million for the same period in the prior year.

Non-interest Expense Summary
The following table summarized the non-interest expense for the periods indicated, including the amount and percentage change from September 30, 2013:

	Nine Months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change
Compensation and employee benefits	$87,764	$76,963	$10,801	14%
Occupancy and equipment	20,307	18,152	2,155	12%
Advertising and promotions	5,866	5,066	800	16%
Outsourced data processing	4,792	2,870	1,922	67%
Other real estate owned	1,675	4,901	(3,226)	(66)%
Regulatory assessments and insurance	4,055	4,843	(788)	(16)%
Core deposit intangibles amortization	2,095	1,684	411	24%
Other expense	30,427	27,804	2,623	9%
Total non-interest expense	$156,981	$142,283	$14,698	10%

Compensation and employee benefits for the first nine months of 2014 increased $10.8 million, or 14 percent, from the same period last year due to the increased number of employees from the acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense increased $2.2 million, or 12 percent, as a result of the acquisitions and increases in equipment expense related to additional information and technology infrastructure. Outsourced data processing expense increased $1.9 million, or 67 percent, from the prior year first nine months as a result of the acquired banks outsourced data processing expense, conversion related expenses and general increases in data processing expense. OREO expense of $1.7 million in the first nine months of 2014 decreased $3.2 million, or 66 percent, from the same period last year. OREO expense for the first nine months of 2014 included $1.1 million of operating expenses, $217 thousand of fair value write-downs, and $383 thousand of loss on sale of OREO. Other expense for the first nine months of 2014 increased by $2.6 million, or 9 percent, from the first nine months of the prior year primarily from debit card expenses and other deposit account related charges.

Efficiency Ratio
The efficiency ratio was 54 percent for the first nine months of 2014 and 55 percent for the first nine months of 2013. The improvement in the efficiency ratio resulted from net interest income outpacing the increase in non-interest expense and the decrease in non-interest income.

Provision for Loan Losses
The provision for loan losses was $1.7 million for the first nine months of 2014, a decrease of $3.4 million, or 66 percent, from the same period in the prior year. Net charged-off loans during the first nine months of 2014 was $1.4 million, a decrease of $3.7 million from the first nine months of 2013.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$603,806	14%	$577,589	15%	$583,817	15%
Commercial loans
Real estate	2,276,282	53%	2,049,247	52%	1,994,058	51%
Other commercial	972,247	22%	852,036	22%	834,229	22%
Total	3,248,529	75%	2,901,283	74%	2,828,287	73%
Consumer and other loans
Home equity	385,681	9%	366,465	9%	373,512	10%
Other consumer	221,083	5%	217,501	5%	215,483	5%
Total	606,764	14%	583,966	14%	588,995	15%
Loans receivable	4,459,099	103%	4,062,838	103%	4,001,099	103%
Allowance for loan and lease losses	(130,632)	(3)%	(130,351)	(3)%	(130,765)	(3)%
Loans receivable, net	$4,328,467	100%	$3,932,487	100%	$3,870,334	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Other real estate owned	$28,374	26,338	26,860	36,531
Accruing loans 90 days or more past due
Residential real estate	869	296	429	—
Commercial	698	602	160	144
Consumer and other	50	82	15	30
Total	1,617	980	604	174
Non-accrual loans
Residential real estate	6,592	7,299	10,702	12,604
Commercial	53,433	58,428	61,577	65,127
Consumer and other	8,124	9,420	9,677	10,562
Total	68,149	75,147	81,956	88,293
Total non-performing assets [1]	$98,140	102,465	109,420	124,998
Non-performing assets as a percentage of subsidiary assets	1.21%	1.30%	1.39%	1.56%
Allowance for loan and lease losses as a percentage of non-performing loans	187%	172%	158%	148%
Accruing loans 30-89 days past due	$17,570	18,592	32,116	26,401
Accruing troubled debt restructurings	$74,376	73,981	81,110	86,850
Non-accrual troubled debt restructurings	$37,482	35,786	42,461	40,917
Interest income [2]	$2,489	1,828	4,122	3,340
 __________

[1]	As of September 30, 2014, non-performing assets have not been reduced by U.S. government guarantees of $3.4 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at September 30, 2014 were $98.1 million and included $5.7 million from the FNBR acquisition. Excluding the acquisition, non-performing assets at September 30, 2014 were $92.5 million, a decrease of $10.0 million, or 10 percent, during the current quarter and a decrease of $32.5 million, or 26 percent, from a year ago. Land, lot and other construction loans (i.e., regulatory classification) continues to be the largest category and, excluding the acquisition, was $47.5 million, or 51 percent, of the non-performing assets at September 30, 2014. The Company has continued to make progress by reducing this category the past few years and, excluding the acquisition, the category decreased $1.6 million, or 3 percent, from the prior quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $17.6 million at September 30, 2014 decreased $1.0 million, or 5 percent, from the prior quarter and decreased $8.8 million, or 33 percent, from the prior year third quarter.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or losses to the Company. The Company evaluates the level of its non-performing loans, the values of the underlying real estate and other collateral, and related trends in net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. The Company continues to maintain an adequate allowance while working to reduce non-performing loans.

For non-performing construction loans involving residential structures, the percentage of completion exceeds 95 percent at September 30, 2014. For non-performing construction loans involving commercial structures, the percentage of completion ranges from projects not started to projects completed at September 30, 2014. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage of completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 47 percent of the Company’s non-accrual loans as of September 30, 2014. Land, lot and other construction loans, a regulatory classification, were 96 percent of the non-accrual construction loans. Of the Company’s $32.1 million of non-accrual construction loans at September 30, 2014, 92 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these geographic areas are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the lingering economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $173 million and $200 million as of September 30, 2014 and December 31, 2013, respectively. The ALLL includes specific valuation allowances of $10.2 million and $11.9 million of impaired loans as of September 30, 2014 and December 31, 2013, respectively. Of the total impaired loans at September 30, 2014, there were 23 significant commercial real estate and other commercial loans that accounted for $65.7 million, or 38 percent, of the impaired loans. The 23 loans were collateralized by 127 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at September 30, 2014, there were 142 loans aggregating $83.3 million, or 48 percent, whereby the borrowers had more than one impaired loan. The amount of impaired loans that have had partial charge-offs during the year for which the Company continues to have concern about the collectability of the remaining loan balance was $2.1 million. Of these loans, there were charge-offs of $1.1 million during 2014.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $112 million and $124 million as of September 30, 2014 and December 31, 2013, respectively. The Company’s TDR loans are considered impaired loans of which $37.5 million and $42.5 million as of September 30, 2014 and December 31, 2013, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the notes are TDR loans. The Company does not have any commercial TDR loans as of September 30, 2014 that have repayment dates extended at or near the original maturity date for which the Company has not classified as impaired. At September 30, 2014, the Company has TDR loans of $17.6 million that are in non-accrual status or that have had partial charge-offs during the year, the borrowers of which continue to have $33.0 million in other loans that are on accrual status.

Other Real Estate Owned
The loan book value prior to the acquisition and transfer of the loan into OREO during 2014 was $10.2 million of which $3.4 million was residential real estate, $4.5 million was commercial, and $2.3 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2014 was $9.0 million of which $3.3 million was residential real estate, $3.7 million was commercial, and $2.0 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Nine Months ended	Six Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Balance at beginning of period	$26,860	26,860	45,115	45,115
Acquisitions	3,928	—	1,203	1,203
Additions	8,995	5,740	15,266	13,091
Capital improvements	804	—	79	79
Write-downs	(216)	(151)	(3,639)	(2,365)
Sales	(11,997)	(6,111)	(31,164)	(20,592)
Balance at end of period	$28,374	26,338	26,860	36,531

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2014			December 31, 2013			September 30, 2013
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$15,040	11%	13%	$14,067	11%	14%	$15,750	12%	15%
Commercial real estate	67,563	52%	51%	70,332	54%	51%	73,398	56%	50%
Other commercial	30,765	24%	22%	28,630	22%	21%	23,821	18%	21%
Home equity	10,104	8%	9%	9,299	7%	9%	9,491	7%	9%
Other consumer	7,160	5%	5%	8,023	6%	5%	8,305	7%	5%
Totals	$130,632	100%	100%	$130,351	100%	100%	$130,765	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Nine Months ended	Six Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Balance at beginning of period	$130,351	130,351	130,854	130,854
Provision for loan losses	1,721	1,361	6,887	5,085
Charge-offs
Residential real estate	(413)	(413)	(793)	(391)
Commercial loans	(3,536)	(2,013)	(8,407)	(5,355)
Consumer and other loans	(1,618)	(898)	(4,443)	(3,216)
Total charge-offs	(5,567)	(3,324)	(13,643)	(8,962)
Recoveries
Residential real estate	275	233	299	195
Commercial loans	3,138	1,491	4,803	2,696
Consumer and other loans	714	524	1,151	897
Total recoveries	4,127	2,248	6,253	3,788
Charge-offs, net of recoveries	(1,440)	(1,076)	(7,390)	(5,174)
Balance at end of period	$130,632	130,636	130,351	130,765
Allowance for loan and lease losses as a percentage of total loans	2.93%	3.11%	3.21%	3.27%
Net charge-offs as a percentage of total loans	0.03%	0.03%	0.18%	0.13%

The allowance was $131 million at September 30, 2014 and remained stable compared to the prior quarter and year ago periods. The allowance was 2.93 percent of total loans outstanding at September 30, 2014 compared to 3.11 percent at June 30, 2014 and 3.27 percent for the same quarter last year. Excluding the FNBR acquisition, the allowance was 3.02 percent of total loans outstanding at September 30, 2014, with the decrease from the prior quarter primarily reflecting the growth in the loan portfolio.

The Company’s allowance of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended September 30, 2014 and 2013, the Company believes the allowance is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2014, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $281 thousand. During the same period in 2013, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $89 thousand.

The Company provides commercial services to individuals, small to medium size businesses, community organizations and public entities from 128 locations, including 120 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

There have been improvements in the economic environment during the last year compared to the past several years. The housing recovery is slowly trying to regain traction. Nationally, home prices have gradually moved upward, and each of the states in which the Company has operations have continued to experience some recovery in home prices. Personal income growth has improved in each of the Company’s states. The Federal Reserve Bank of Philadelphia’s composite state coincident indices reflected positive growth in Montana, Idaho, Colorado, Utah, and Washington over the last three months and the six month forecast of their state leading indices forecasts steady growth in each of the Company’s states, except Wyoming. Although unemployment rates in each of the Company’s states except Wyoming have experienced improvement with double digit year-over-year declines and each remain lower than the national unemployment rate of 5.9 percent for September 2014, wages and salaries have not increased at the same pace. Employment growth has remained positive in most industries across the Company’s footprint and the personal bankruptcy filing rate has declined nationally and in each of the Company’s states. Foreclosure starts have continued to decline year-over-year nationally and in each of the Company’s states. The tourism industry and related lodging has continued to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company has started to see positive signs throughout the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic that the housing and banking industries will slowly recover. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans are 12 percent of the Company’s total loan portfolio and account for 47 percent of the Company’s non-accrual loans at September 30, 2014. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (multi-acre parcels and individual lots, with and without shorelines).

The Company’s allowance consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Specific valuation allowance	$10,150	9,442	11,949	12,728
General valuation allowance	120,482	121,194	118,402	118,037
Total ALLL	$130,632	130,636	130,351	130,765

During 2014, the ALLL increased by $281 thousand, the net result of a $1.8 million decrease in the specific valuation allowance and a $2.1 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $27.1 million reduction of loans individually reviewed for impairment from the prior year end. The increase in the general valuation allowance from the prior year-end was due to a $288 million increase in loans collectively evaluated for impairment, excluding the FNBR acquisition, applying the historical loss experience adjusted for qualitative or environmental factors.
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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013
Custom and owner occupied construction	$59,121	51,497	50,352	40,187	15%	17%	47%
Pre-sold and spec construction	44,085	34,114	34,217	38,702	29%	29%	14%
Total residential construction	103,206	85,611	84,569	78,889	21%	22%	31%
Land development	88,507	81,589	73,132	75,282	8%	21%	18%
Consumer land or lots	99,003	101,042	109,175	111,331	(2)%	(9)%	(11)%
Unimproved land	66,684	51,457	50,422	51,986	30%	32%	28%
Developed lots for operative builders	15,471	15,123	15,951	15,082	2%	(3)%	3%
Commercial lots	16,050	17,238	12,585	15,707	(7)%	28%	2%
Other construction	149,207	112,081	103,807	99,868	33%	44%	49%
Total land, lot, and other construction	434,922	378,530	365,072	369,256	15%	19%	18%
Owner occupied	834,742	816,859	811,479	815,401	2%	3%	2%
Non-owner occupied	658,429	617,693	588,114	541,688	7%	12%	22%
Total commercial real estate	1,493,171	1,434,552	1,399,593	1,357,089	4%	7%	10%
Commercial and industrial	573,617	549,143	523,354	528,792	4%	10%	8%
Agriculture	317,506	288,555	279,959	283,801	10%	13%	12%
1st lien	782,116	757,954	733,406	738,842	3%	7%	6%
Junior lien	71,678	73,130	73,348	76,277	(2)%	(2)%	(6)%
Total 1-4 family	853,794	831,084	806,754	815,119	3%	6%	5%
Multifamily residential	168,760	152,169	123,154	113,880	11%	37%	48%
Home equity lines of credit	322,442	309,282	298,119	298,935	4%	8%	8%
Other consumer	139,045	134,414	130,758	128,374	3%	6%	8%
Total consumer	461,487	443,696	428,877	427,309	4%	8%	8%
Other	118,234	95,960	98,244	88,469	23%	20%	34%
Total loans receivable, including loans held for sale	4,524,697	4,259,300	4,109,576	4,062,604	6%	10%	11%
Less loans held for sale [1]	(65,598)	(56,021)	(46,738)	(61,505)	17%	40%	7%
Total loans receivable	$4,459,099	4,203,279	4,062,838	4,001,099	6%	10%	11%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Sep 30, 2014	Sep 30, 2014	Sep 30, 2014
Custom and owner occupied construction	$1,164	1,196	1,248	1,270	1,164	—	—
Pre-sold and spec construction	222	609	828	1,157	222	—	—
Total residential construction	1,386	1,805	2,076	2,427	1,386	—	—
Land development	24,803	23,718	25,062	25,834	16,037	—	8,766
Consumer land or lots	3,451	2,804	2,588	3,500	2,008	—	1,443
Unimproved land	13,659	12,421	13,630	14,977	11,233	—	2,426
Developed lots for operative builders	1,672	2,186	2,215	2,284	988	—	684
Commercial lots	2,697	2,787	2,899	2,978	271	—	2,426
Other construction	5,154	5,156	5,167	5,776	165	—	4,989
Total land, lot and other construction	51,436	49,072	51,561	55,349	30,702	—	20,734
Owner occupied	14,913	14,595	14,270	19,224	13,044	95	1,774
Non-owner occupied	3,768	3,956	4,301	5,453	1,790	272	1,706
Total commercial real estate	18,681	18,551	18,571	24,677	14,834	367	3,480
Commercial and industrial	4,833	5,850	6,400	7,452	4,307	320	206
Agriculture	3,430	3,506	3,529	2,488	2,491	11	928
1st lien	13,236	17,240	17,630	20,959	10,441	787	2,008
Junior lien	481	1,146	4,767	5,648	389	92	—
Total 1-4 family	13,717	18,386	22,397	26,607	10,830	879	2,008
Multifamily residential	450	729	—	—	—	—	450
Home equity lines of credit	3,985	4,289	4,544	5,599	3,400	17	568
Other consumer	222	277	342	399	199	23	—
Total consumer	4,207	4,566	4,886	5,998	3,599	40	568
Total	$98,140	102,465	109,420	124,998	68,149	1,617	28,374

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013
Custom and owner occupied construction	$—	$—	$202	$—	n/m	(100)%	n/m
Pre-sold and spec construction	179	144	—	772	24%	n/m	(77)%
Total residential construction	179	144	202	772	24%	(11)%	(77)%
Land development	—	—	—	917	n/m	n/m	(100)%
Consumer land or lots	62	267	1,716	504	(77)%	(96)%	(88)%
Unimproved land	1,177	899	615	311	31%	91%	278%
Developed lots for operative builders	21	—	8	9	n/m	163%	133%
Commercial lots	106	—	—	68	n/m	n/m	56%
Other construction	660	—	—	—	n/m	n/m	n/m
Total land, lot and other construction	2,026	1,166	2,339	1,809	74%	(13)%	12%
Owner occupied	4,341	6,125	5,321	7,261	(29)%	(18)%	(40)%
Non-owner occupied	266	1,665	2,338	2,509	(84)%	(89)%	(89)%
Total commercial real estate	4,607	7,790	7,659	9,770	(41)%	(40)%	(53)%
Commercial and industrial	3,376	2,528	3,542	4,176	34%	(5)%	(19)%
Agriculture	152	497	1,366	725	(69)%	(89)%	(79)%
1st lien	3,738	2,408	12,386	5,142	55%	(70)%	(27)%
Junior lien	275	536	482	881	(49)%	(43)%	(69)%
Total 1-4 family	4,013	2,944	12,868	6,023	36%	(69)%	(33)%
Multifamily Residential	684	689	1,075	226	(1)%	(36)%	203%
Home equity lines of credit	1,725	1,839	1,999	1,770	(6)%	(14)%	(3)%
Other consumer	789	938	1,066	1,130	(16)%	(26)%	(30)%
Total consumer	2,514	2,777	3,065	2,900	(9)%	(18)%	(13)%
Other	19	57	—	—	(67)%	n/m	n/m
Total	$17,570	$18,592	$32,116	$26,401	(5)%	(45)%	(33)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2014	Jun 30, 2014	Dec 31, 2013	Sep 30, 2013	Sep 30, 2014	Sep 30, 2014
Custom and owner occupied construction	$—	—	(51)	(1)	—	—
Pre-sold and spec construction	(58)	(39)	(10)	128	—	58
Total residential construction	(58)	(39)	(61)	127	—	58
Land development	(319)	(333)	(383)	(97)	148	467
Consumer land or lots	69	97	843	486	325	256
Unimproved land	(186)	(126)	715	435	25	211
Developed lots for operative builders	(125)	(117)	(81)	(36)	13	138
Commercial lots	(5)	(3)	248	250	—	5
Other construction	—	—	(473)	(130)	—	—
Total land, lot and other construction	(566)	(482)	869	908	511	1,077
Owner occupied	201	(7)	350	271	487	286
Non-owner occupied	(44)	(184)	397	375	201	245
Total commercial real estate	157	(191)	747	646	688	531
Commercial and industrial	932	1,343	3,096	1,382	2,146	1,214
Agriculture	(1)	—	53	21	—	1
1st lien	207	298	681	347	698	491
Junior lien	199	91	106	145	491	292
Total 1-4 family	406	389	787	492	1,189	783
Multifamily residential	138	1	(39)	(31)	160	22
Home equity lines of credit	222	(120)	1,606	1,516	500	278
Other consumer	210	175	324	109	373	163
Total consumer	432	55	1,930	1,625	873	441
Other	—	—	8	4	—	—
Total	$1,440	1,076	7,390	5,174	5,567	4,127

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

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government sponsored enterprises	$9,282	—%	$10,628	—%	$11,556	—%
State and local governments	936,774	32%	1,385,078	43%	1,341,384	41%
Corporate bonds	341,531	12%	442,501	14%	442,845	13%
Residential mortgage-backed securities	1,110,609	39%	1,384,622	43%	1,523,168	46%
Total available-for-sale	2,398,196	83%	3,222,829	100%	3,318,953	100%
Held-to-maturity
State and local governments	482,757	17%	—	—%	—	—%
Total held-to-maturity	482,757	17%	—	—%	—	—%
Total investment securities	$2,880,953	100%	$3,222,829	100%	$3,318,953	100%

The Company’s investment portfolio is primarily comprised of residential mortgage-backed securities and state and local government securities which are largely exempt from federal income tax. Similar to 2013, the Company continued to redeploy payments on its residential mortgage-backed securities to loans receivable during the year. The residential mortgage-backed securities are typically short, weighted-average life U.S. agency collateralized mortgage obligations that provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities. The maximum federal statutory rate of 35 percent is used in calculating the Company’s tax-equivalent yields on tax-exempt state and local government securities.

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at September 30, 2014. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government sponsored enterprises	$9,235	2.26%	$15	1.59%	$32	1.00%	$—	—%	$—	—%	$9,282	2.26%
State and local governments	30,975	1.84%	149,413	2.15%	74,819	3.38%	681,567	4.31%	—	—%	936,774	3.80%
Corporate bonds	74,579	2.27%	266,952	2.07%	—	—%	—	—%	—	—%	341,531	2.11%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,110,609	2.31%	1,110,609	2.31%
Total available-for-sale	114,789	2.15%	416,380	2.10%	74,851	3.38%	681,567	4.31%	1,110,609	2.31%	2,398,196	2.85%
Held-to-maturity
State and local governments	—	—%	—	—%	—	—%	482,757	4.45%	—	—%	482,757	4.45%
Total held-to-maturity	—	—%	—	—%	—	—%	482,757	4.45%	—	—%	482,757	4.45%
Total investment securities	$114,789	2.15%	$416,380	2.10%	$74,851	3.38%	$1,164,324	4.37%	$1,110,609	2.31%	$2,880,953	3.13%

For additional investment activity information, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Of the non-marketable equity securities owned at September 30, 2014, 97 percent consisted of capital stock issued by FHLB of Seattle. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable.

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

Based on the Company’s evaluation of its investments in non-marketable equity securities as of September 30, 2014, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by Nationally Recognized Statistical Rating Organizations ("NRSRO" entities such as Moody's, Standard and Poor's, and Fitch). In June 2014, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt and the outlook remains stable. In July 2013, Moody's upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. In September 2014, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at September 30, 2014 into two categories: investments purchased prior to 2014 and those purchased during 2014. Of those investments purchased prior to 2014, the fair market value and unrealized gain or loss at December 31, 2013 is also presented.

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2014
U.S. government sponsored enterprises	$22	$—	—%	$27	$—	—%
State and local governments	286,687	(7,189)	(3)%	276,680	(18,719)	(7)%
Corporate bonds	35,673	(204)	(1)%	35,515	(793)	(2)%
Residential mortgage-backed securities	257,445	(4,560)	(2)%	298,657	(8,636)	(3)%
Total	$579,827	$(11,953)	(2)%	$610,879	$(28,148)	(5)%
Temporarily impaired securities purchased during 2014
State and local governments	$4,944	$(124)	(3)%
Residential mortgage-backed securities	54,827	(325)	(1)%
Total	$59,771	$(449)	(1)%
Temporarily impaired securities
U.S. government sponsored enterprises	$22	$—	—%
State and local governments	291,631	(7,313)	(3)%
Corporate bonds	35,673	(204)	(1)%
Residential mortgage-backed securities	312,272	(4,885)	(2)%
Total	$639,598	$(12,402)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at September 30, 2014:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	1	$(116)
5.1% to 10.0%	16	(1,813)
0.1% to 5.0%	254	(10,473)
Total	271	$(12,402)

With respect to the duration of the impaired debt securities, the Company identified 192 securities which have been continuously impaired for the twelve months ending September 30, 2014. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities was in an unrealized loss position.

The following table provides details of the 192 securities which have been continuously impaired for the twelve months ended September 30, 2014, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
State and local governments	167	$(6,846)	$(661)
Corporate bonds	4	(84)	(31)
Residential mortgage-backed securities	21	(4,123)	(903)
Total	192	$(11,053)

Based on the Company's analysis of its impaired debt securities as of September 30, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at September 30, 2014 were issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Government National Mortgage Association and other agencies of the United States government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at September 30, 2014 have been determined by the Company to be investment grade.

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

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,595,971	26%	$1,374,419	25%	$1,397,401	25%
NOW accounts	1,156,814	19%	1,113,878	20%	1,009,440	18%
Savings accounts	714,986	12%	600,998	11%	579,822	10%
Money market deposit accounts	1,253,171	21%	1,168,918	21%	1,167,119	21%
Certificate accounts	1,189,795	19%	1,116,622	20%	1,130,885	20%
Wholesale deposits	196,074	3%	205,132	3%	328,213	6%
Total interest bearing deposits	4,510,840	74%	4,205,548	75%	4,215,479	75%
Total deposits	$6,106,811	100%	$5,579,967	100%	$5,612,880	100%

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year from period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2014	December 31, 2013
Repurchase agreements
Amount outstanding at end of period	$367,213	313,394
Weighted interest rate on outstanding amount	0.28%	0.28%
Maximum outstanding at any month-end	$367,213	326,184
Average balance	$308,739	295,004
Weighted average interest rate	0.27%	0.29%
FHLB advances
Amount outstanding at end of period	$87,084	559,084
Weighted interest rate on outstanding amount	0.21%	0.24%
Maximum outstanding at any month-end	$617,983	939,109
Average balance	$378,668	693,225
Weighted average interest rate	0.24%	0.25%

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

The following table identifies certain liquidity sources and capacity available to the Company at September 30, 2014:

(Dollars in thousands)	September 30, 2014
FHLB advances
Borrowing capacity	$1,267,759
Amount utilized	(366,866)
Amount available	$900,893
Federal Reserve Bank discount window
Borrowing capacity	$866,140
Amount utilized	—
Amount available	$866,140
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government sponsored enterprises	$1,951
State and local governments	760,635
Corporate bonds	205,706
Residential mortgage-backed securities	371,909
Total unencumbered securities	$1,340,201

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 75,024,092 have been issued as of September 30, 2014. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2014. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of September 30, 2014 and 2013. There are no conditions or events after September 30, 2014 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve’s capital adequacy guidelines and the Company’s compliance with those guidelines as of September 30, 2014.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$1,040,480	1,040,480	1,040,480
Less:
Goodwill and intangibles	(141,323)	(141,323)	(141,323)
Net unrealized gains on available-for-sale securities and change in fair value of derivatives used for cash flow hedges	(22,675)	(22,675)	(22,675)
Plus:
Allowance for loan and lease losses	—	70,852	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$1,000,982	1,071,834	1,000,982
Risk-weighted assets	$5,608,316	5,608,316
Total adjusted average assets			$7,796,461
Capital ratio	17.85%	19.11%	12.84%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	11.85%	9.11%

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

Income tax expense for the nine months ended September 30, 2014 and 2013 was $27.1 million and $21.4 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 24.2 percent and 23.6 percent, respectively. The primary reason for the low effective rates are the benefits of tax-exempt investment income and federal tax credits. The tax-exempt income was $35.1 million and $31.4 million for the nine months ended September 30, 2014 and 2013, respectively. The federal tax credit benefits were $3.1 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months ended			Nine Months ended
	September 30, 2014			September 30, 2014
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$653,633	$7,950	4.87%	$627,790	$22,257	4.73%
Commercial loans	3,087,020	37,387	4.80%	2,968,681	107,696	4.85%
Consumer and other loans	592,904	7,559	5.06%	583,279	22,785	5.22%
Total loans [1]	4,333,557	52,896	4.84%	4,179,750	152,738	4.89%
Tax-exempt investment securities [2]	1,203,419	16,920	5.62%	1,197,604	50,577	5.63%
Taxable investment securities [3]	1,910,212	11,438	2.40%	2,002,557	37,061	2.47%
Total earning assets	7,447,188	81,254	4.33%	7,379,911	240,376	4.35%
Goodwill and intangibles	137,605			138,226
Non-earning assets	352,991			335,064
Total assets	$7,937,784			$7,853,201
Liabilities
Non-interest bearing deposits	$1,506,748	$—	—%	$1,408,661	$—	—%
NOW accounts	1,131,401	264	0.09%	1,107,643	868	0.10%
Savings accounts	673,823	89	0.05%	645,990	250	0.05%
Money market deposit accounts	1,221,917	593	0.19%	1,200,899	1,813	0.20%
Certificate accounts	1,137,852	1,948	0.68%	1,136,490	5,903	0.69%
Wholesale deposits [4]	222,603	133	0.24%	191,228	343	0.24%
FHLB advances	488,487	2,356	1.89%	659,141	7,317	1.46%
Repurchase agreements, federal funds purchased and other borrowed funds	459,299	1,047	0.90%	442,507	3,104	0.94%
Total interest bearing liabilities	6,842,130	6,430	0.37%	6,792,559	19,598	0.39%
Other liabilities	66,960			55,382
Total liabilities	6,909,090			6,847,941
Stockholders’ Equity
Common stock	746			745
Paid-in capital	697,407			693,751
Retained earnings	306,200			290,464
Accumulated other comprehensive income	24,341			20,300
Total stockholders’ equity	1,028,694			1,005,260
Total liabilities and stockholders’ equity	$7,937,784			$7,853,201
Net interest income (tax-equivalent)		$74,824			$220,778
Net interest spread (tax-equivalent)			3.96%			3.96%
Net interest margin (tax-equivalent)			3.99%			4.00%

__________

[1]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[2]	Includes tax effect of $5.2 million and $15.5 million on tax-exempt investment security income for the three and nine months ended September 30, 2014.

[3]	Includes tax effect of $372 thousand and $1.1 million on investment security tax credits for the three and nine months ended September 30, 2014.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Nine Months ended September 30,
	2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$415	236	651
Commercial loans	19,588	(4,680)	14,908
Consumer and other loans	(238)	(1,197)	(1,435)
Investment securities (tax-equivalent)	(8,325)	29,880	21,555
Total interest income	11,440	24,239	35,679
Interest expense
NOW accounts	114	(130)	(16)
Savings accounts	47	3	50
Money market deposit accounts	236	(5)	231
Certificate accounts	159	(1,201)	(1,042)
Wholesale deposits	(588)	(42)	(630)
FHLB advances	(2,818)	2,106	(712)
Repurchase agreements, federal funds purchased and other borrowed funds	112	(224)	(112)
Total interest expense	(2,738)	507	(2,231)
Net interest income (tax-equivalent)	$14,178	23,732	37,910

Net interest income (tax-equivalent) increased $37.9 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in net interest income primarily resulted from higher interest rates on investment securities due to a significant decrease in premium amortization. The growth of the Company’s commercial loan portfolio also contributed to the increase in net interest income.

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

The Company’s assessment of market risk as of September 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2013 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter 2014, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2014.

GLACIER BANCORP, INC.
/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO