Form 10-K
period 2014-12-31
GLACIER BANCORP INC
filed 2015-02-26
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2014 (the last business day of the most recent second quarter), was $2,087,026,461 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
The number of shares of Registrant’s common stock outstanding on February 19, 2015 was 75,085,510. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2015 Annual Meeting Proxy Statement dated March 20, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 129 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture, and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries
The Company includes the parent holding company and nine wholly-owned subsidiaries which consist of the Bank and eight non-bank subsidiaries. The eight non-bank subsidiaries include GBCI Other Real Estate Owned (“GORE”) and seven trust subsidiaries. The Company formed GORE to isolate certain foreclosed properties for administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity. The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements. As of December 31, 2014, none of the Company’s subsidiaries were engaged in any operations in foreign countries.

In 2012, the Company combined its multiple bank subsidiaries into a single bank subsidiary, Glacier Bank. The bank subsidiaries now operate as separate divisions within the Bank, using the same names and management teams as before the combination. Prior to the combination of the bank subsidiaries, the Company considered each of its bank subsidiaries, GORE, and the parent holding company to be its operating segments. Subsequent to the combination of the bank subsidiaries, the Company considered the Bank to be its sole operating segment.

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

Recent and Pending Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions:

•	FNBR Holding Corporation (“FNBR”) and its subsidiary, First National Bank of the Rockies, on August 31, 2014;

•	North Cascades Bancshares, Inc. (“NCBI”) and its subsidiary, North Cascades National Bank, on July 31, 2013; and

•	Wheatland Bankshares, Inc. (“Wheatland”) and its subsidiary, First State Bank, on May 31, 2013

On November 5, 2014, the Company announced the signing of a definitive agreement to acquire Montana Community Banks, Inc. (“Community”) and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana. Community provides banking services to individuals and businesses in western Montana, with banking offices located in Missoula, Polson, Ronan and Pablo, Montana. As of December 31, 2014, Community had total assets of $175 million, gross loans of $93.0 million and total deposits of $150 million. All necessary regulatory approvals and waivers have been obtained and closing is anticipated to take place in the first quarter of 2015. The branches of Community will be merged into Glacier Bank and will become part of the Glacier Bank and First Security Bank of Missoula divisions.

Market Area
The Company and the Bank have 129 locations, of which 8 are loan or administration offices, in 45 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company and the Bank have 55 locations in Montana, 27 locations in Idaho, 17 locations in Wyoming, 13 locations in Colorado, 4 locations in Utah and 13 locations in Washington.

The market area’s economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

Competition
Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including savings and loans, commercial banks, and credit unions in the markets in which the Company has offices. Competition is also increasing for deposit and lending services from internet-based competitors. Non-depository financial service institutions, primarily in the securities, insurance and retail industries, have also become competitors for retail savings, investment funds and lending activities. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including on-line banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2014, the Bank has approximately 23 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Bank has approximately 7 percent of the deposits in the 9 counties that it services. In Wyoming, the Bank has 26 percent of the deposits in the 8 counties it services. In Colorado, the Bank has 9 percent of the deposits in the 6 counties it services. In Utah, the Bank has 12 percent of the deposits in the 3 counties it services. In Washington, the Bank has 4 percent of the deposits in the 6 counties it services.

Employees
As of December 31, 2014, the Company and the Bank employed 2,030 persons, 1,827 of whom were employed full time and none of whom were represented by a collective bargaining group. The Company and the Bank provide their employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan and a stock-based compensation plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company’s Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the full Board level and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, Compliance Committee and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2015 Annual Meeting Proxy Statement and is incorporated herein by reference. The Bank’s Board of Directors presently consists of the same persons serving as Company directors.

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

To the extent that this section describes statutory and regulatory provisions, it does not purport to be complete and is qualified by reference to those provisions. These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof cannot be predicted and could have a material effect on the Company’s business or operations. Numerous changes to the statutes, regulations or regulatory policies applicable to the Company have been made or proposed in recent years. Continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of the Company’s business.

The Company is subject to regulation and supervision by the Federal Reserve and regulation by the State of Montana as a Montana corporation. The Bank is subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division, the FDIC, and, with respect to branches of the Bank outside of Montana, applicable state regulators.

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

Holding Company Control of Non-banks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) further extended the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending and borrowing transactions as a covered transaction under the regulations. It also expands the scope of covered transactions required to be collateralized, requires collateral to be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

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

Federal and State Regulation of the Bank
General. Deposits in the Bank, a Montana state-chartered bank with branches in Montana, Colorado, Idaho, Utah, Washington and Wyoming, are insured by the FDIC. The Bank is subject to primary supervision, periodic examination and regulation of the FDIC and the Montana Department of Administration's Banking and Financial Institutions Division as the Bank’s primary regulators. These agencies have the authority to prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. In addition, with respect to branches of the Bank outside of Montana, the Bank is subject to regulation and supervision by the applicable state banking regulators. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

Consumer Protection. Although the Bank is not supervised directly by the Consumer Financial Protection Bureau (“CFPB”), its consumer banking activities are subject to regulation by the CFPB. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which the Bank takes deposits, make and collect loans, and provide other services. In recent years, examination and enforcement by state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Insider Credit Transactions. Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit 1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not related to the lending bank; and 2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders, and generally prohibits loans to senior officers other than for certain specified purposes.

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

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or submit to regulatory sanctions.

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

Dividends
A principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation on the Bank’s ability to pay dividends. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and cannot declare a dividend greater than the previous two years' net earnings without providing notice to the state regulators. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The third installment of the Basel Accords (“Basel III”) introduces additional limitations on a bank’s ability to issue dividends by requiring banks to maintain a common equity conservation buffer of at least an additional 2.5 percent of risk-weighted assets over the minimum required capital ratio to avoid restrictions on dividends, redemptions and executive bonus payments. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the company’s net income for the past year is sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. The phase-in period for the Final Rule began for the Bank on January 1, 2015, with full compliance with the Final Rule phased in by January 1, 2019. The Final Rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amends the regulatory risk-based capital rules applicable to the Bank. Basel III refers to various documents released by the Basel Committee on Banking Supervision.

Effective January 1, 2015, Basel III:

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

•
Allows for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institution holding companies with less than $15 billion in total assets as of year end 2009, subject to a limit of 25 percent of Tier 1 capital.

The new capital rules require the Bank to meet the capital conservation buffer requirement by 2019 in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. These new capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phases out certain instruments as qualifying capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gain and losses on available-for-sale debt and equity securities, subject to a two-year transition period. The Bank, as a non-advanced approaches banking organization, may make a one-time permanent election to continue to exclude these items. Management anticipates that it will elect the opt-out provision to reduce the impact of market volatility on its regulatory capital levels. Basel III also contains specific rules addressing the impact of merger and acquisition activity on the ability of a bank holding company to continue to benefit from the permanent grand-fathering of existing non-qualifying capital instruments in Tier 1 capital.

The application of the Final Rule may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with Basel III could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. Management believes that, as of December 31, 2014, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Regulatory Oversight and Examination
The Federal Reserve conducts periodic inspections of bank holding companies. The supervisory objectives of the inspection program are to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its bank subsidiaries. For bank holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the bank holding company’s rating at its last inspection.

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

The federal banking regulators have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

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

Anti-Terrorism
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (“Patriot Act”). The Patriot Act, in relevant part, 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money-laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Bank regulators are directed to consider a holding company’s and bank’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications. The Company and the Bank have established compliance programs designed to comply with the Patriot Act requirements.

Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLB Act”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLB Act 1) repeals historical restrictions on preventing banks from affiliating with securities firms; 2) provides a uniform framework for the activities of banks, savings institutions and their holding companies; 3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require banks to disclose their privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.

The Emergency Economic Stabilization Act of 2008
In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA provides the U.S. Department of the Treasury with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating FDIC deposit insurance assessments by requiring the FDIC to determine deposit insurance assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; requires that the DIF reserve ratio meet 1.35 percent by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance. The temporary increase was made permanent under the Dodd-Frank Act. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Unlimited coverage for non-interest transaction accounts expired December 31, 2012.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact the Company's business are summarized below.

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

The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the depository institution seeks prior approval from its primary regulator and complies with specified procedures to ensure compliance with the enforcement action.

The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally not subject to supervision and examination by the CFPB. The CFPB has issued and continues to issue numerous regulations under which the Company will continue to incur additional expense in its ongoing compliance with the CFPB regulations, and the Dodd-Frank Act specifically.

Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact the banking industry. The CFPB, for example, has already signaled that it will propose additional regulations with respect to debt collection, overdraft protection, arbitration clauses, and mortgage servicing in 2015 which could change the competitive and operating environment in which the Bank operates. Other regulatory initiatives by federal and state banking agencies may also significantly impact the Bank’s business. The Bank cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations.

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

Economic conditions in the market areas the Bank serves may adversely impact its earnings and could increase the credit risk associated with its loan portfolio and the value of its investment portfolio.
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington, and a softening of the economies in these market areas could have a material adverse effect on its business, financial condition, results of operations and prospects. While both the national economy and local economies in which the Bank operates have improved, a future deterioration in the economy, whether nationally or in the markets it serves would have a negative impact on its business. Any softening in economic conditions could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company’s business, financial condition, results of operations and prospects:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within the investment portfolio could become other than temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for loan and other products and services may decrease.

The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Bank maintains an allowance for loan and lease losses (“ALLL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Bank’s provision for loan losses and ALLL. By closely monitoring credit quality, the Bank attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions continue or worsen, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Bank’s loan portfolio and the adequacy of the ALLL. These regulatory authorities may require the Bank to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Bank’s judgments. Any increase in the ALLL could have an adverse effect, which could be material, on the Company’s financial condition and results of operations.

The Bank has a high concentration of loans secured by real estate, so any future deterioration in the real estate markets could require material increases in the ALLL and adversely affect the Company’s financial condition and results of operations.
The Bank has a high degree of concentration in loans secured by real estate. Any future deterioration in the real estate markets could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Bank’s ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that the Bank will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect the Company’s financial condition and results of operations.

There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.
The Company may not be able to continue paying quarterly dividends, and particularly special dividends which are carefully considered, commensurate with recent levels given that the ability to pay dividends on the Company’s common stock depends on a variety of factors. The payment of quarterly and special dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. This is heavily based on the Company’s earnings and capital levels which currently are strong. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state. As a result, future dividends will generally depend on the sufficiency of earnings.

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
The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35 percent as the minimum Deposit Insurance Fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35 percent from the former statutory minimum of 1.15 percent. As a result, the deposit insurance assessments to be paid by the Bank could increase.

Despite the FDIC’s actions to restore the DIF, the DIF could suffer additional losses in the future due to failures of insured institutions. There could be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

The Bank’s loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Bank’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have a material adverse impact on results of operations and financial condition.

Non-performing assets could increase, which could adversely affect the Company’s results of operations and financial condition.
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which include OREO) adversely affect the Company’s net income and financial condition in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its income. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Bank’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on profitably growing the Company’s business.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings.
The fair value of the Bank’s investment securities could decline as a result of factors including changes in market interest rates, credit quality and credit ratings, lack of market liquidity and other economic conditions. An investment security is impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Bank determines whether the impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with the other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on the Company’s results of operations and financial condition, including its capital.

Concurrent with the Bank’s loan growth over the last two years, the investment portfolio has decreased from 41 percent of total assets at December 31, 2013 to 35 percent of total assets at December 31, 2014. While the Bank believes that the terms of such investments have been kept relatively short, the Bank is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Bank’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. In addition, in connection with the ongoing monitoring of its investment portfolio, the Bank reclassified obligations of state and local government securities with a fair value of approximately $485 million, inclusive of a net unrealized gain of $4.6 million, from available-for-sale (“AFS”) classification to held-to-maturity (“HTM”) classification. The reclassification occurred on January 1, 2014 and changed the allocation of the Bank’s entire investment portfolio from 100 percent AFS to approximately 85 percent AFS and 15 percent HTM. At December 31, 2014, the investment portfolio consisted of 82 percent AFS and 18 percent HTM. The future impact of this reclassification, if any, on the Company’s financial condition and results of operations will depend on interest rate environments and other factors which are not estimable at this time. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

Fluctuating interest rates can adversely affect profitability.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment.

Interest rate swaps expose the Bank to certain risks, and may not be effective in mitigating exposure to changes in interest rates.
The Bank has entered into interest rate swap agreements in order to manage a portion of the interest rate volatility risk. The Bank anticipates that it may enter into additional interest rate swaps. These swap agreements involve other risks, such as the risk that the counterparty may fail to honor its obligations under these arrangements, leaving the Bank vulnerable to interest rate movements. The Bank’s current interest rate swap agreements include bilateral collateral agreements whereby the net fair value position is collateralized by the party in a net liability position. The bilateral collateral agreements reduce the Bank’s counterparty risk exposure. There can be no assurance that these arrangements will be effective in reducing the Bank’s exposure to changes in interest rates.

If goodwill recorded in connection with acquisitions becomes additionally impaired, it could have an adverse impact on earnings and capital.
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2014 and 2013; however, there can be no assurance that future evaluations of goodwill will not result in findings of additional impairment and write-downs, which could be material. While a non-cash item, additional impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, additional impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
During 2014 and in prior years, the Company has been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

The Company’s business is heavily dependent on the services of members of the senior management team and proposed changes could have an impact the Company.
The Company believes its success to date has been substantially dependent on the members of the executive management team, in particular the Chief Executive Officer (“CEO”). The unexpected loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects. Fortunately, the Company has a decentralized management style with separate Presidents for its Bank divisions. Notwithstanding the foregoing, the CEO has been critical to the Company’s success. As previously announced, the Company is engaged in a search process for management succession at the CEO level. Finding the right person to fit the Company’s unique culture and ensuring a smooth transition, which the Company’s CEO has agreed to be an integral part of, is important to ensure the continued success of the Company.

Competition in the Bank’s market areas may limit future success.
Commercial banking is a highly competitive business and a consolidating industry. The Bank competes with other commercial banks, savings and loans, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Bank is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Bank. Some of the Bank’s competitors have greater financial resources than the Bank. If the Bank is unable to effectively compete in its market areas, the Bank’s business, results of operations and prospects could be adversely affected.

A failure in or breach of the Bank’s operational or security systems, or those of the Bank’s third party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage the Company’s reputation, increase costs and cause losses.
The Bank’s operations rely heavily on the secure processing, storage and transmission of confidential and other information on its computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the Bank’s online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of the Bank’s systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. The Bank cannot assure that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While the Bank has certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Bank may be required to expend significant additional resources in the future to modify and enhance its protective measures.

Additionally, the Bank faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Bank’s operational systems.

Any failures, interruptions or security breaches in the Bank’s information systems could damage its reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose the Company to civil litigation, regulatory fines or losses not covered by insurance.

The Company and the Bank operate in a highly regulated environment and changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.
The Company and the Bank are subject to extensive regulation, supervision and examination by federal and state banking regulators. In addition, as a publicly-traded company, the Company is subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on the Company and its operations. Changes in laws and regulations may also increase expenses by imposing additional fees or taxes or restrictions on operations. Additional legislation and regulations that could significantly affect powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to the Company’s reputation, all of which could adversely affect the Company’s business, financial condition or results of operations.

Regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Existing and proposed federal and state laws and regulations restrict, limit and govern all aspects of the Company’s activities and may affect the ability to expand its business over time, may result in an increase in the Company’s compliance costs, and may affect its ability to attract and retain qualified executive officers and employees. Recently, these powers have been utilized more frequently due to the challenging national, regional and local economic conditions. The exercise of regulatory authority may have a negative impact on the Company’s financial condition and results of operations, including limiting the types of financial services and products the Company may offer or increasing the ability of non-banks to offer competing financial services and products. Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve.

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
The Company’s articles of incorporation include certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then outstanding shares, unless it is either approved by the Company’s Board or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of the Company. These provisions may have the effect of lengthening the time required to acquire control of the Company through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of the Company. This could deprive the Company’s shareholders of opportunities to realize a premium for their common stock in the Company, even in circumstances where such action is favored by a majority of the Company’s shareholders.

The impact of Basel III is still uncertain.
The adoption of Basel III established, among other things, a new common equity Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0 percent to 6.0 percent of risk-weighted assets) and assigns a higher risk weight (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Final Rule also requires the Bank to meet the capital conservation buffer requirements of an additional 2.5 percent of common equity Tier 1 capital in order to avoid constraints on capital distributions and certain bonus compensation for executive officers. The Final Rule became effective on January 1, 2015 with the capital conservation buffer requirement phased in beginning January 1, 2016 and ending January 1, 2019.

The application of the Final Rule may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with Basel III could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. If the Bank were unable to meet the capital conservation buffer requirements required in 2016, the Company’s ability to pay dividends to stockholders may also be limited.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 129 properties as of December 31, 2014:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	6	49	$76,324
Idaho	10	17	22,497
Wyoming	3	14	17,841
Colorado	1	12	12,754
Utah	1	3	2,353
Washington	3	10	6,075
	24	105	$137,844

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2014, there were approximately 1,729 shareholders of record for the Company’s common stock. The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below:

	2014		2013
	High	Low	High	Low
First quarter	$30.27	25.35	18.98	15.19
Second quarter	29.55	24.88	22.43	17.44
Third quarter	28.93	25.86	25.05	22.59
Fourth quarter	29.57	24.74	30.87	24.23

The following table summarizes the Company’s dividends declared per quarter for the periods indicated:

	2014	2013
First quarter	$0.16	0.14
Second quarter	0.17	0.15
Third quarter	0.17	0.15
Fourth quarter	0.18	0.16
Special	0.30	—
Total	$0.98	0.60

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Unregistered Securities
There have been no securities of the Company sold within the last three years which were not registered under the Securities Act.

Issuer Stock Purchases
The Company made no stock repurchases during 2014.

Equity Compensation Plan Information
The Company currently maintains the 2005 Employee Stock Incentive Plan which was approved by the shareholders and provides for the issuance of stock-based compensation to officers, other employees and directors.

The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2014:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by the shareholders	1,000	$16.73	4,022,452

There are no equity compensation plans that have not been approved by the shareholders. For additional information on outstanding stock options and non-vested restricted stock awards, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Stock Performance Graphs
The following graphs compare the yearly cumulative total return of the Company’s common stock over both a five-year and ten-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the SNL Bank Index comprised of banks and bank holding companies with total assets between $5 billion and $10 billion. Each of the cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6. Selected Financial Data

The following financial data of the Company is derived from the Company’s historical audited financial statements and related notes. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

						Compounded Annual Growth Rate
	December 31,					1-Year 2014/2013	5-Year 2014/2010
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Statements of Financial Condition Information
Total assets	$8,306,507	$7,884,350	$7,747,440	$7,187,906	$6,759,287	5.4%	6.1%
Investment securities	2,908,425	3,222,829	3,683,005	3,126,743	2,395,847	(9.8)%	15.0%
Loans receivable, net	4,358,342	3,932,487	3,266,571	3,328,619	3,612,182	10.8%	2.1%
Allowance for loan and lease losses	(129,753)	(130,351)	(130,854)	(137,516)	(137,107)	(0.5)%	(1.9)%
Goodwill and intangibles	140,606	139,218	112,274	114,384	157,016	1.0%	(2.6)%
Deposits	6,345,212	5,579,967	5,364,461	4,821,213	4,521,902	13.7%	9.1%
Federal Home Loan Bank advances	296,944	840,182	997,013	1,069,046	965,141	(64.7)%	(17.8)%
Securities sold under agreements to repurchase and other borrowed funds	404,418	321,781	299,540	268,638	269,408	25.7%	(2.2)%
Stockholders’ equity	1,028,047	963,250	900,949	850,227	838,204	6.7%	8.4%
Equity per share	13.70	12.95	12.52	11.82	11.66	5.8%	4.2%
Equity as a percentage of total assets	12.38%	12.22%	11.63%	11.83%	12.40%	1.3%	2.2%

						Compounded Annual Growth Rate
	Years ended December 31,					1-Year 2014/2013	5-Year 2014/2010
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Summary Statements of Operations
Interest income	$299,919	$263,576	$253,757	$280,109	$288,402	13.8%	(0.2)%
Interest expense	26,966	28,758	35,714	44,494	53,634	(6.2)%	(14.0)%
Net interest income	272,953	234,818	218,043	235,615	234,768	16.2%	2.2%
Provision for loan losses	1,912	6,887	21,525	64,500	84,693	(72.2)%	(56.6)%
Non-interest income	90,302	93,047	91,496	78,199	87,546	(3.0)%	0.9%
Non-interest expense [1]	212,679	195,317	193,421	191,965	187,948	8.9%	4.7%
Income before income taxes [1]	148,664	125,661	94,593	57,349	49,673	18.3%	31.1%
Income tax expense [1]	35,909	30,017	19,077	7,265	7,343	19.6%	55.2%
Net income [1]	$112,755	$95,644	$75,516	$50,084	$42,330	17.9%	26.8%
Basic earnings per share [1]	$1.51	$1.31	$1.05	$0.70	$0.61	15.3%	21.9%
Diluted earnings per share [1]	$1.51	$1.31	$1.05	$0.70	$0.61	15.3%	21.9%
Dividends declared per share [2]	$0.98	$0.60	$0.53	$0.52	$0.52	63.3%	13.5%

	At or for the Years ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Selected Ratios and Other Data
Return on average assets [1]	1.42%	1.23%	1.01%	0.72%	0.67%
Return on average equity [1]	11.11%	10.22%	8.54%	5.78%	5.18%
Dividend payout ratio [1]	64.90%	45.80%	50.48%	74.29%	85.25%
Average equity to average asset ratio	12.81%	11.99%	11.84%	12.39%	12.96%
Total capital (to risk-weighted assets)	18.93%	18.97%	20.09%	20.27%	19.51%
Tier 1 capital (to risk-weighted assets)	17.67%	17.70%	18.82%	18.99%	18.24%
Tier 1 capital (to average assets)	12.45%	12.11%	11.31%	11.81%	12.71%
Net interest margin on average earning assets (tax-equivalent)	3.98%	3.48%	3.37%	3.89%	4.21%
Efficiency ratio [3]	54.31%	54.51%	54.02%	51.34%	51.35%
Allowance for loan and lease losses as a percent of loans	2.89%	3.21%	3.85%	3.97%	3.66%
Allowance for loan and lease losses as a percent of nonperforming loans	209%	158%	133%	102%	70%
Non-performing assets as a percentage of subsidiary assets	1.08%	1.39%	1.87%	2.92%	3.91%
Non-performing assets	$89,900	109,420	143,527	213,456	270,521
Loans originated and acquired	$2,404,299	2,477,804	2,237,977	1,650,418	1,935,311
Number of full time equivalent employees	1,943	1,837	1,677	1,653	1,674
Number of locations	129	118	108	106	105

__________
[1] Excludes 2011 goodwill impairment charge of $32.6 million ($40.2 million pre-tax). For additional information on the goodwill impairment charge, see the “Non-GAAP Financial Measures” section below.
[2] Includes a 2014 special dividend declared of $0.30 per share.
[3] Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

Highlights and Overview
During the current year, the Company completed the acquisition of FNBR and its subsidiary, First National Bank of the Rockies, which has ten community banking offices in Grand Junction, Steamboat Springs, Meeker, Rangely, Craig, Hayden, and Oak Creek, Colorado. As a result of the FNBR acquisition, the Company has increased its presence in northwestern Colorado and the branches were merged into Glacier Bank and became a part of the Bank of the San Juans division. During the current year, the Company also successfully completed the system conversion for this acquisition, as well as the NCBI and Wheatland acquisitions.

For the second consecutive year, the Company experienced organic loan growth. Excluding acquisitions, loans receivable increased $288 million, or 7 percent, during the current year, with the primary increase in commercial loans which increased $245 million from the prior year end. The increase in the loan portfolio allowed the Company to continue to reduce its lower yielding investment portfolio during the current year. Excluding the acquisitions and wholesale deposits, the Company’s non-interest bearing deposits increased $178 million, or 13 percent, during the current year while interest bearing deposits increased $234 million, or 6 percent. Tangible stockholders’ equity increased $63.4 million, or $0.75 per share, as a result of stock issued in connection with the current year acquisition, earnings retention and an increase in accumulated other comprehensive income. The Company increased its quarterly dividend twice during 2014 from $0.16 per share to $0.18 per share and declared a special dividend of $0.30 per share for a record dividend of $0.98 per share for 2014 compared to $0.60 per share for 2013.

The Company achieved its 2014 goal of reducing its non-performing assets below $90 million and ended the year at $89.9 million which was a decrease of $19.5 million or, 18 percent, from the prior year end. The improvement in credit quality was also reflected in a decrease of the provision for loan losses of $5.0 million during the current year and a decrease in OREO expenses of $4.6 million.

The Company had record earnings of $113 million for 2014, which was an increase of $17.1 million, or 18 percent over the 2013 net income of $95.6 million. Diluted earnings per share for 2014 was $1.51, an increase of $0.20, or 15 percent, from the prior year diluted earnings per share of $1.31. The net income improvement for 2014 over 2013 was principally due to an increase in interest income from investment securities and the commercial loan portfolio.

The current year $36.3 million increase in interest income was the result of an $18.5 million increase in interest income on investment securities and an $18.2 million increase in commercial loan interest income. The increased yields on investment securities was primarily driven by a decrease in premium amortization (net of discount accretion) on the investment portfolio (“premium amortization”) which was significantly higher in 2013 and had stabilized by the fourth quarter of 2013 and throughout 2014. The increase in interest income on the commercial loan portfolio was primarily attributable to an increase in the volume of commercial loans as the local economies continue to recover from the recession.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, of 3.98 percent for the current year increased 50 basis points over the prior year net interest margin of 3.48 percent. The increase was primarily attributed to higher yielding investment securities driven by a decrease in premium amortization and a shift in earning assets to the higher yielding loan portfolio; such changes resulted in a 47 basis points increase in the yield on earning assets. The Company also benefited from a 3 basis points decrease in the total cost of funding as the Company continued to focus on increasing low cost deposit balances, including non-interest bearing deposits.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and regulatory burden.

Acquisitions
On August 31, 2014, the Company completed the acquisition of FNBR and its subsidiary, First National Bank of the Rockies. The Company incurred $552 thousand of legal and professional expenses in connection with the acquisition during 2014. A bargain purchase gain of $680 thousand resulted from the acquisition which was based on the estimated fair value of the assets acquired and liabilities assumed. On July 31, 2013, the Company completed the acquisition of NCBI and its subsidiary, North Cascades National Bank. On May 31, 2013, the Company completed the acquisition of Wheatland and its subsidiary, First State Bank. The Company’s results of operations and financial condition include the acquisitions of FNBR, NCBI and Wheatland from the acquisition dates. The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

	FNBR	NCBI	Wheatland
(Dollars in thousands)	August 31, 2014	July 31, 2013	May 31, 2013
Total assets	$349,167	330,028	300,541
Investment securities	157,018	48,058	75,643
Loans receivable	137,488	215,986	171,199
Non-interest bearing deposits	80,037	76,105	30,758
Interest bearing deposits	229,604	218,875	224,439
Federal Home Loan Bank advances	—	—	5,467

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$442,409	$155,657	$286,752	184%
Investment securities, available-for-sale	2,387,428	3,222,829	(835,401)	(26)%
Investment securities, held-to-maturity	520,997	—	520,997	n/m
Total investment securities	2,908,425	3,222,829	(314,404)	(10)%
Loans receivable
Residential real estate	611,463	577,589	33,874	6%
Commercial	3,263,448	2,901,283	362,165	12%
Consumer and other	613,184	583,966	29,218	5%
Loans receivable	4,488,095	4,062,838	425,257	10%
Allowance for loan and lease losses	(129,753)	(130,351)	598	—%
Loans receivable, net	4,358,342	3,932,487	425,855	11%
Other assets	597,331	573,377	23,954	4%
Total assets	$8,306,507	$7,884,350	$422,157	5%

_______
n/m - not measurable

Total investment securities decreased $314 million, or 10 percent, from December 31, 2013. The Company implemented a strategy in 2013 to reduce the overall size of this portfolio and with the growth in the loan portfolio, the Company had the opportunity to retain higher yielding loans to offset the decrease in the lower yielding investment securities. At December 31, 2014, investment securities represented 35 percent of total assets, compared to 41 percent at December 31, 2013 and 48 percent at December 31, 2012.

Excluding the loans receivable from the FNBR acquisition, the loan portfolio increased $288 million, or 7 percent, since December 31, 2013. Excluding the acquisition, all loan categories experienced growth during 2014 with the largest category in commercial loans which increased $245 million from the prior year. As the local markets continue to recover, opportunities for continued loan growth are available, albeit competition for good quality loans remains strong.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2013:

(Dollars in thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
Non-interest bearing deposits	$1,632,403	$1,374,419	$257,984	19%
Interest bearing deposits	4,712,809	4,205,548	507,261	12%
Securities sold under agreements to repurchase	397,107	313,394	83,713	27%
Federal Home Loan Bank advances	296,944	840,182	(543,238)	(65)%
Other borrowed funds	7,311	8,387	(1,076)	(13)%
Subordinated debentures	125,705	125,562	143	—%
Other liabilities	106,181	53,608	52,573	98%
Total liabilities	$7,278,460	$6,921,100	$357,360	5%

Excluding the FNBR acquisition, non-interest bearing deposits increased $178 million, or 13 percent, from December 31, 2013. Interest bearing deposits of $4.713 billion at December 31, 2014 included $249 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Excluding the acquisition and an increase of $44.1 million in wholesale deposits, interest bearing deposits at December 31, 2014 increased $234 million, or 6 percent, from a year ago. In addition to the increase in deposit balances, the Company has benefited from a higher than expected increase in the number of checking accounts during the current year. Federal Home Loan Bank (“FHLB”) advances of $297 million at December 31, 2014 decreased $543 million, or 65 percent, from December 31, 2013 as the need for borrowings continued to decrease.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated and the amount of change from December 31, 2013:

(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013	$ Change	% Change
Common equity	$1,010,303	$953,605	$56,698	6%
Accumulated other comprehensive income	17,744	9,645	8,099	84%
Total stockholders’ equity	1,028,047	963,250	64,797	7%
Goodwill and core deposit intangible, net	(140,606)	(139,218)	(1,388)	1%
Tangible stockholders’ equity	$887,441	$824,032	$63,409	8%
Stockholders’ equity to total assets	12.38%	12.22%		1%
Tangible stockholders’ equity to total tangible assets	10.87%	10.64%		2%
Book value per common share	$13.70	$12.95	$0.75	6%
Tangible book value per common share	$11.83	$11.08	$0.75	7%
Market price per share at end of period	$27.77	$29.79	$(2.02)	(7)%

Tangible stockholders’ equity increased $63.4 million from a year ago as the result of earnings retention, stock issued in connection with the FNBR acquisition, and an increase in accumulated other comprehensive income. Tangible book value per common share of $11.83 increased $0.75 per share from the prior year fourth quarter.

Results of Operations

Performance Summary

	Years ended
(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013
Net income	$112,755	95,644
Diluted earnings per share	$1.51	1.31
Return on average assets (annualized)	1.42%	1.23%
Return on average equity (annualized)	11.11%	10.22%

Net income for the year ended December 31, 2014 was $112.8 million, an increase of $17.2 million, or 18 percent, from the $95.6 million of net income for the same period the prior year. Diluted earnings per share for the current year was $1.51 per share, an increase of $0.20 per share, or 15 percent, from the diluted earnings per share in the prior year.

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from December 31, 2013:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2014	December 31, 2013
Net interest income
Interest income	$299,919	$263,576	$36,343	14%
Interest expense	26,966	28,758	(1,792)	(6)%
Total net interest income	272,953	234,818	38,135	16%
Non-interest income
Service charges, loan fees, and other fees	58,785	54,460	4,325	8%
Gain on sale of loans	19,797	28,517	(8,720)	(31)%
Loss on sale of investments	(188)	(299)	111	(37)%
Other income	11,908	10,369	1,539	15%
Total non-interest income	90,302	93,047	(2,745)	(3)%
	$363,255	$327,865	$35,390	11%
Net interest margin (tax-equivalent)	3.98%	3.48%

Net Interest Income
Interest income for 2014 increased $36.3 million, or 14 percent, from the prior year and was principally due to the decrease in premium amortization on investment securities and increased income from commercial loans. Interest income on investment securities benefited from a reduction of $36.6 million in premium amortization during the current year compared to the prior year. Current year interest income on commercial loans increased $18.2 million, or 14 percent, from the prior year and was primarily the result of an increase in the volume of commercial loans.

Interest expense for the current year decreased $1.8 million, or 6 percent, from the prior year and was primarily attributable to the decreases in interest rates on certificate of deposits and lower volume of borrowings, such benefit partially offset by the increased costs associated with an interest rate swap undertaken to reduce the Company’s sensitivity to rising interest rates. The interest rate swap with a notional amount of $160 million had a three year deferred start with the interest expense accrual period beginning in October 2014 and scheduled to end in October 2021. The total funding cost (including non-interest bearing deposits) for the current year was 39 basis points compared to 42 basis points for the prior year.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2014 was 3.98 percent, a 50 basis points increase from the net interest margin of 3.48 percent for 2013. The increase in the net interest margin was due to the increased yield on the investment portfolio combined with the shift in earning assets to the higher yielding loan portfolio. The premium amortization for 2014 accounted for a 40 basis points reduction in the net interest margin, compared to an 89 basis points reduction in the net interest margin for the same period last year.

Non-interest Income
Non-interest income of $90.3 million for 2014 decreased $2.7 million, or 3 percent, over last year. Service charges and other fees of $58.8 million for the current year increased $4.3 million, or 8 percent, from the prior year and was primarily the result of an increase in the number of deposit accounts. Gain of $19.8 million on the sale of residential loans for 2014 decreased $8.7 million, or 31 percent, from 2013 as a consequence of the slowdown in refinance activity. Current year other income of $11.9 million, increased $1.5 million, or 15 percent, from the prior year as a result of a current year bargain purchase gain, proceeds from a bank owned life insurance policy, and other income which was partially offset by the decrease in OREO income. Included in other income was operating revenue of $204 thousand from OREO and gain of $2.1 million from the sale of OREO, a combined total of $2.3 million for the current year compared to $3.5 million for the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from December 31, 2013:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2014	December 31, 2013
Compensation and employee benefits	$118,571	$104,221	$14,350	14%
Occupancy and equipment	27,498	24,875	2,623	11%
Advertising and promotions	7,912	6,913	999	14%
Data processing	6,607	4,493	2,114	47%
Other real estate owned	2,568	7,196	(4,628)	(64)%
Regulatory assessments and insurance	5,064	6,362	(1,298)	(20)%
Core deposit intangible amortization	2,811	2,401	410	17%
Other expense	41,648	38,856	2,792	7%
Total non-interest expense	$212,679	$195,317	$17,362	9%

Compensation and employee benefits for 2014 increased $14.4 million, or 14 percent, from last year due to the increased number of employees from the recently acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense for 2014 increased $2.6 million, or 11 percent, over the prior year as a result of recent bank acquisitions and increases in equipment expense related to additional information and technology infrastructure. Current year advertising and promotions increased $999 thousand from the prior year primarily from the FNBR acquisition and recent marketing promotions at a number of the Bank divisions. Data processing expense for 2014 increased $2.1 million, or 47 percent, from the prior year as a result of the acquired banks’ outsourced data processing expense, conversion related expenses and general increases in data processing expense. OREO expense of $2.6 million in 2014 decreased $4.6 million, or 64 percent, from last year. OREO expense for the 2014 included $1.4 million of operating expenses, $691 thousand of fair value write-downs, and $442 thousand of loss on sale of OREO. Other expense for the current year increased by $2.8 million, or 7 percent, from the prior year primarily from increases in employee expenses from the recently acquired banks and increases in consulting and advisory services.

Efficiency Ratio
The efficiency ratio was 54.31 percent for 2014 and 54.51 percent for 2013. The improvement in the efficiency ratio was the result of the increase in net interest income from the shift in earning assets from investment securities to the higher yielding loans and decreases in premium amortization on the investment portfolio. Such increases in net interest income outpaced the increase in non-interest expense from compensation expense and the decrease in non-interest income driven by the decrease in refinance activity.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2014	$191	$1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%
First quarter 2013	2,100	2,119	3.84%	0.95%	1.79%

The provision for loan losses was $1.9 million for 2014, a decrease of $5.0 million, or 72 percent, from the prior year. Net charged-off loans during 2014 was $2.5 million, a decrease of $4.9 million from 2013.

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

_______
n/m - not measurable

Net Interest Income
Net interest income for 2013 increased $16.8 million, or 8 percent, over the prior year. Interest income for 2013 increased $9.8 million, or 4 percent, from the prior year and was principally due to the increased volume of commercial loans in addition to the decrease in premium amortization on investment securities, which were partially reduced by a decrease in yields within the loan portfolio. During 2013, the Company experienced four consecutive quarters of decreases in premium amortization, compared to significant increases experienced during the preceding seven quarters. Interest income was reduced by $64.1 million in premium amortization on investment securities during 2013 which was a decrease of $7.9 million from the prior year. Interest expense for 2013 decreased $7.0 million, or 19 percent, from the prior year and was primarily attributable to the decreases in interest rates on interest bearing deposits and borrowings.  The total funding cost (including non-interest bearing deposits) for 2013 was 42 basis points compared to 55 basis points for the prior year.

The net interest margin, on a tax-equivalent basis, for 2013 was 3.48 percent, an 11 basis points increase from the net interest margin of 3.37 percent for 2012. The net interest margin was benefited by the decreased interest rates on deposits and borrowings. The net interest margin was further supported by the continued shift in earning assets from investment securities to the higher yielding loan portfolio and the increased yield on the investment portfolio. The increased yields on investment securities was driven by lower premium amortization on investment securities. The premium amortization for 2013 accounted for a 90 basis points reduction in the net interest margin, which was a decrease of 14 basis points compared to the 104 basis points reduction in the net interest margin for the prior year.

Non-interest Income
Non-interest income of $93.0 million for 2013 increased $1.6 million, or 2 percent, over the prior year. Service charge fee income increased $4.8 million, or 10 percent, from the prior year which was driven by increases in the number of deposit accounts and changes in internal deposit processing. Gains of $28.5 million on the sale of loans for 2013 decreased $3.7 million, or 12 percent, from the prior year. The Company experienced a slowdown in refinance activity during 2013 as mortgage rates moved up, although, the decrease in gain on sale of loans was more than offset by the decrease in premium amortization on investment securities, both of which were attributable to the continuing slowdown of refinance activity. Other income for 2013 increased $806 thousand, or 8 percent, over the the prior year. Included in other income was operating revenue of $400 thousand from OREO and gains of $3.1 million on the sale of OREO, which combined totaled $3.5 million for 2013 compared to $2.4 million for the prior year.

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

Compensation and employee benefits for 2013 increased $8.8 million, or 9 percent, from the prior year. The increase in compensation and employee benefits from the prior year was primarily due to the acquisitions of Wheatland and NCBI and increases in benefit expense and annual merit raises. Outsourced data processing expense increased $1.2 million, or 35 percent, from the prior year primarily from the acquired banks’ outsourced data processing expense. OREO expense of $7.2 million in 2013 decreased $11.8 million, or 62 percent, from the prior year. The OREO expense for 2013 included $2.7 million of operating expenses, $3.6 million of fair value write-downs, and $880 thousand of loss on sale of OREO. Other expense for 2013 increased by $2.8 million, or 8 percent, from the prior year and was attributable to the legal and professional expenses associated with the acquisitions, debit card fraud losses and deposit account losses.

Efficiency Ratio
The efficiency ratio was 54.51 percent for 2013 and 54.02 percent for 2012. Although there was an increase in net interest income during 2013 over the prior year, it was not enough to offset the increase in non-interest expense, excluding OREO expense, resulting in the increased efficiency ratio.

Provision for Loan Losses
The provision for loan losses was $6.9 million for 2013, a decrease of $14.6 million, or 68 percent, from the same period in the prior year. Net charged-off loans during 2013 were $7.4 million, a decrease of $20.8 million from the prior year. Such provision and net charge-off decreases were driven by the continued increase in credit quality that has continued over the prior three years.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
On January 1, 2014, the Company redesignated state and local government securities with a fair value of approximately $485 million, inclusive of a net unrealized gain of $4.6 million, from available-for-sale classification to held-to-maturity classification. Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$44	—%	$—	—%	$202	—%	$208	—%	$211	—%
U.S. government sponsored enterprises	21,945	1%	10,628	—%	17,480	—%	31,155	1%	41,518	2%
State and local governments	997,969	34%	1,385,078	43%	1,214,518	33%	1,064,655	34%	657,421	27%
Corporate bonds	314,854	11%	442,501	14%	288,795	8%	62,237	2%	—	—%
Collateralized debt obligations	—	—%	—	—%	1,708	—%	5,366	—%	6,595	—%
Residential mortgage-backed securities	1,052,616	36%	1,384,622	43%	2,160,302	59%	1,963,122	63%	1,690,102	71%
Total available-for-sale	2,387,428	82%	3,222,829	100%	3,683,005	100%	3,126,743	100%	2,395,847	100%
Held-to-maturity
State and local governments	520,997	18%	—	—%	—	—%	—	—%	—	—%
Total held-to-maturity	520,997	18%	—	—%	—	—%	—	—%	—	—%
Total investment securities	$2,908,425	100%	$3,222,829	100%	$3,683,005	100%	$3,126,743	100%	$2,395,847	100%

The Company’s investment portfolio is primarily comprised of state and local government securities and residential mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the maximum federal statutory rate of 35 percent is used in calculating the Company’s tax-equivalent yields on the tax-exempt securities. Residential mortgage-backed securities are typically short, weighted-average life U.S. agency collateralized mortgage obligations that provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO” entities such as Standard and Poor's [“S&P”] and Moody’s) as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs. The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$363,840	374,870	306,536	302,106
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	868,990	908,334	817,227	824,287
S&P: A+, A, A- / Moody’s: A1, A2, A3	233,751	248,592	234,188	239,087
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	—	—	1,555	1,556
Not rated by either entity	16,781	17,119	17,841	18,042
Below investment grade	—	—	—	—
Total	$1,483,362	1,548,915	1,377,347	1,385,078

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$765,710	803,152	702,641	709,719
General obligation - limited	271,428	284,865	251,109	255,493
Revenue	391,902	405,104	365,890	362,665
Certificate of participation	35,610	36,823	39,674	39,492
Other	18,712	18,971	18,033	17,709
Total	$1,483,362	1,548,915	1,377,347	1,385,078

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$208,129	216,483	155,237	155,974
Washington	150,691	159,259	114,740	117,394
Michigan	115,564	121,535	118,542	120,385
California	109,057	112,367	111,766	110,267
Pennsylvania	107,261	110,444	113,085	113,656
All other states	792,660	828,827	763,977	767,402
Total	$1,483,362	1,548,915	1,377,347	1,385,078

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at December 31, 2014. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$14	1.58%	$30	1.85%	$—	—%	$—	—%	$44	1.76%
U.S. government sponsored enterprises	8,152	2.38%	787	1.99%	13,006	2.04%	—	—%	—	—%	21,945	2.16%
State and local governments	37,835	1.96%	135,486	2.15%	80,320	3.33%	744,328	4.20%	—	—%	997,969	3.76%
Corporate bonds	80,792	2.21%	234,062	2.05%	—	—%	—	—%	—	—%	314,854	2.09%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,052,616	2.31%	1,052,616	2.31%
Total available-for-sale	126,779	2.14%	370,349	2.08%	93,356	3.14%	744,328	4.20%	1,052,616	2.31%	2,387,428	2.87%
Held-to-maturity
State and local governments	—	—%	—	—%	188	2.47%	520,809	4.37%	—	—%	520,997	4.37%
Total held-to-maturity	—	—%	—	—%	188	2.47%	520,809	4.37%	—	—%	520,997	4.37%
Total investment securities	$126,779	2.14%	$370,349	2.08%	$93,544	3.14%	$1,265,137	4.27%	$1,052,616	2.31%	$2,908,425	3.15%

Interest income from investment securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Taxable interest	$45,920	31,591	28,687
Tax-exempt interest	47,132	42,921	37,699
Total interest income	$93,052	74,512	66,386

For additional information on investment securities, see Notes 1 and 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Of the non-marketable equity securities owned at December 31, 2014, 97 percent consisted of capital stock issued by FHLB of Seattle. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable.

The Company’s investment in FHLB stock has limited marketability and is carried at cost, which approximates fair value. With respect to FHLB stock, the Company evaluates such stock for other-than temporary impairment. Such evaluation takes into consideration 1) FHLB deficiency, if any, in meeting applicable regulatory capital targets, including risk-based capital requirements; 2) the significance of any decline in net assets of FHLB as compared to the capital stock amount for FHLB and the time period for any such decline; 3) commitments by FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of FHLB; 4) the impact of legislative and regulatory changes on FHLB; and 5) the liquidity position of FHLB.

Based on the Company’s evaluation of its investments in non-marketable equity securities as of December 31, 2014, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset / liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSROs. In June 2014, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt and the outlook remains stable. In July 2013, Moody's upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. In September 2014, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at December 31, 2014 into two categories: investments purchased prior to 2014 and those purchased during 2014. Of those investments purchased prior to 2014, the fair market value and unrealized gain or loss at December 31, 2013 is also presented.

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2014
U.S. government and federal agency	$3	$—	—%	$3	$—	—%
State and local governments	262,731	(6,682)	(3)%	256,018	(15,036)	(6)%
Corporate bonds	68,163	(750)	(1)%	68,867	(1,164)	(2)%
Residential mortgage-backed securities	201,940	(2,234)	(1)%	257,394	(4,654)	(2)%
Total	$532,837	$(9,666)	(2)%	$582,282	$(20,854)	(4)%
Temporarily impaired securities purchased during 2014
U.S. government sponsored enterprises	$13,793	$(2)	—%
State and local governments	39,682	(863)	(2)%
Residential mortgage-backed securities	69,245	(252)	—%
Total	$122,720	$(1,117)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$3	$—	—%
U.S. government sponsored enterprises	13,793	(2)	—%
State and local governments	302,413	(7,545)	(2)%
Corporate bonds	68,163	(750)	(1)%
Residential mortgage-backed securities	271,185	(2,486)	(1)%
Total	$655,557	$(10,783)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at December 31, 2014:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	1	$(114)
5.1% to 10.0%	16	(1,117)
0.1% to 5.0%	280	(9,552)
Total	297	$(10,783)

With respect to the duration of the impaired debt securities, the Company identified 153 securities which have been continuously impaired for the twelve months ending December 31, 2014. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 153 securities which have been continuously impaired for the twelve months ended December 31, 2014, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	1	$—	$—
State and local governments	135	(5,648)	(573)
Corporate bonds	4	(205)	(110)
Residential mortgage-backed securities	13	(1,560)	(460)
Total	153	$(7,413)

Based on the Company's analysis of its impaired debt securities as of December 31, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at December 31, 2014 were issued by Freddie Mac, Fannie Mae, the Government National Mortgage Association and other agencies of the United States government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2014 have been determined by the Company to be investment grade.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture, that concentrates on targeted businesses; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments and classes which is based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$611,463	14%	$577,589	15%	$516,467	16%	$516,807	16%	$632,877	18%
Commercial loans
Real estate	2,337,548	54%	2,049,247	52%	1,655,508	51%	1,672,059	50%	1,796,503	50%
Other commercial	925,900	21%	852,036	22%	623,397	19%	623,868	19%	654,588	18%
Total	3,263,448	75%	2,901,283	74%	2,278,905	70%	2,295,927	69%	2,451,091	68%
Consumer and other loans
Home equity	394,670	9%	366,465	9%	403,925	12%	440,569	13%	483,137	13%
Other consumer	218,514	5%	217,501	5%	198,128	6%	212,832	6%	182,184	5%
Total	613,184	14%	583,966	14%	602,053	18%	653,401	19%	665,321	18%
Loans receivable	4,488,095	103%	4,062,838	103%	3,397,425	104%	3,466,135	104%	3,749,289	104%
Allowance for loan and lease losses	(129,753)	(3)%	(130,351)	(3)%	(130,854)	(4)%	(137,516)	(4)%	(137,107)	(4)%
Loans receivable, net	$4,358,342	100%	$3,932,487	100%	$3,266,571	100%	$3,328,619	100%	$3,612,182	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2014 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing in
One year or less	$198,784	989,593	258,724	1,447,101
One to five years	129,166	1,106,142	44,155	1,279,463
Thereafter	13,768	169,519	5,766	189,053
Fixed rate maturing in
One year or less	113,676	372,496	125,231	611,403
One to five years	111,274	449,616	167,398	728,288
Thereafter	44,795	176,082	11,910	232,787
Total	$611,463	3,263,448	613,184	4,488,095

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and on-line applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow for higher loan-to-values with appropriate risk mitigation such as documented compensating factors, credit enhancement, etc. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment.

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

Unimproved Land and Land Development Loans
Although the Company has originated very few unimproved land and land development loans during the past five years, the Company may originate such loans on properties intended for residential and commercial use where improved real estate market conditions have occurred. These loans are typically made for a term of 18 months to two years and are secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage-of-completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, the Company requires that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of appraised value or 50 percent of cost.

Residential Builder Guidance Lines
The Company provides Builder Guidance Lines that are comprised of pre-sold and spec-home construction and lot acquisition loans. The spec-home construction and lot acquisition loans are limited to a specific number and maximum amount. Generally, the individual loans will not exceed a one year maturity. The homes under construction are inspected on a regular basis and advances made on a percentage-of-completion basis.

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

Home Equity Loans
The Company’s home equity loans of $395 million and $366 million as of December 31, 2014 and 2013, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2014, the home equity loan portfolio consisted of 70 percent variable interest rate and 30 percent fixed interest rate loans. Approximately 51 percent of the home equity loans were in a first lien status with the remaining 49 percent in junior lien status. Approximately 17 percent of the home equity loans were closed-end amortizing loans and 83 percent were open-end, revolving home equity lines of credit. At December 31, 2013, the home equity loan portfolio consisted of 62 percent variable interest rate and 38 percent fixed interest rate loans. Approximately 49 percent of the home equity loans were in a first lien status with the remaining 51 percent in junior lien status. Approximately 20 percent of the home equity loans were closed-end amortizing loans and 80 percent were open-end, revolving home equity lines of credit.

Prior to 2014, home equity lines of credit were generally originated with maturity terms from 10 to 15 years. At origination, borrowers chose a variable interest rate or fixed interest rate for the full term of the line of credit, or a fixed interest rate for the first 3 or 5 years from the origination date which then converts to a variable interest rate for the remaining term of such home equity lines of credit. During the draw period, a borrower with a variable interest rate term had the option of converting to a fixed interest rate for all or a portion of the remaining term to maturity. Beginning in 2014, home equity lines of credit are originated with maturity terms of 15 years. At origination, borrowers can choose a variable interest rate that changes quarterly, or after the first 3, 5 or 10 years from the origination date.

The draw period for home equity lines of credit usually exists from origination to maturity. During the draw period, the Company has home equity lines of credit where the borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest.

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

The Company had $48.1 million and $56.7 million of loans with interest reserves with remaining reserves of $1.0 million and $385 thousand as of December 31, 2014 and 2013, respectively. During 2014, the Company extended, renewed or restructured 4 loans with interest reserves, such loans having an aggregate outstanding principal balance of $7.9 million as of December 31, 2014. During 2013, the Company extended, renewed or restructured 27 loans with interest reserves, such loans having an aggregate outstanding principal balance of $13.2 million as of December 31, 2013. Such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2014, the Company had 4 construction loans totaling $1.0 million with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases and Sales
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, Federal Housing Administration and Department of Veterans Affairs residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial Small Business Administration loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased securities that were collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

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

Appraisal and Evaluation Process
The Company’s loan policy and credit administration practices have adopted and implemented the applicable legal and regulatory requirements, which establishes criteria for obtaining appraisals or evaluations (new or updated), including transactions that are otherwise exempt from the appraisal requirements.

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

As part of the Company’s credit administration and portfolio monitoring practices, the Company’s regular internal and external credit examinations review a significant number of individual loan files. Appraisals and evaluations (new or updated) are reviewed to determine whether the timeliness, methods, assumptions, and findings are reasonable and in compliance with the Company’s loan policy and credit administration practices. Such reviews include the adequacy of the steps taken by the Company to ensure that the individuals who perform appraisals and evaluations (new or updated) are appropriately qualified and are not subject to conflicts of interest. If there are any deficiencies noted in the reviews, they are reported to the Bank’s Board of Directors and prompt corrective action is taken.

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Other real estate owned	$27,804	26,860	45,115	78,354	73,485
Accruing loans 90 days or more past due
Residential real estate	35	429	451	59	506
Commercial	105	160	791	1,168	3,051
Consumer and other	74	15	237	186	974
Total	214	604	1,479	1,413	4,531
Non-accrual loans
Residential real estate	6,798	10,702	14,237	11,881	23,095
Commercial	48,138	61,577	68,887	109,641	161,136
Consumer and other	6,946	9,677	13,809	12,167	8,274
Total	61,882	81,956	96,933	133,689	192,505
Total non-performing assets [1]	$89,900	109,420	143,527	213,456	270,521
Non-performing assets as a percentage of subsidiary assets	1.08%	1.39%	1.87%	2.92%	3.91%
Allowance for loan and lease losses as a percentage of non-performing loans	209%	158%	133%	102%	70%
Accruing loans 30-89 days past due	$25,904	32,116	27,097	49,086	45,497
Troubled debt restructurings not included in non-performing assets	$69,129	81,110	100,151	98,859	26,475
Interest income [2]	$3,005	4,122	5,161	7,441	10,987

__________

[1]	As of December 31, 2014, non-performing assets have not been reduced by U.S. government guarantees of $3.6 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The Company has made significant strides in reducing its non-performing assets since its peak of $270 million at December 31, 2010 through actively and methodically managing or disposing of its non-performing assets. The non-performing assets at December 31, 2014 were $89.9 million, a decrease of $19.5 million, or 18 percent, from a year ago. Land, lot and other construction loans (i.e., regulatory classification) continues to be the largest category and was $47.7 million, or 53 percent, of the non-performing assets at December 31, 2014. The Company has continued to make progress by reducing this category the past few years. Other credit quality measures have also seen improvement over the last few years including early stage delinquencies (accruing loans 30-89 days past due) at December 31, 2014 which decreased $6.2 million, or 19 percent, from the prior year.

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

For non-performing construction loans involving residential structures, the percentage-of-completion exceeds 95 percent at December 31, 2014. For non-performing construction loans involving commercial structures, the percentage-of-completion ranges from projects not started to projects completed at December 31, 2014. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage-of-completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 43 percent of the Company’s non-accrual loans as of December 31, 2014. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s $26.8 million of non-accrual construction loans at December 31, 2014, 93 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these states are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the lingering economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $161 million and $200 million as of December 31, 2014 and 2013, respectively. The ALLL includes specific valuation allowances of $11.6 million and $11.9 million of impaired loans as of December 31, 2014 and 2013, respectively. Of the total impaired loans at December 31, 2014, there were 23 significant commercial real estate and other commercial loans that accounted for $62.7 million, or 39 percent, of the impaired loans. The 23 loans were collateralized by 127 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2014, there were 132 loans aggregating $77.1 million, or 48 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $103 million and $124 million as of December 31, 2014 and 2013, respectively. The Company’s TDR loans are considered impaired loans of which $33.7 million and $42.5 million as of December 31, 2014 and 2013, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition and transfer of the loan into OREO during 2014 was $12.7 million of which $3.5 million was residential real estate loans, $6.2 million was commercial loans, and $3.0 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2014 was $11.5 million of which $3.4 million was residential real estate, $5.4 million was commercial, and $2.7 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$26,860	45,115	78,354
Acquisitions	3,928	1,203	—
Additions	11,493	15,266	27,536
Capital improvements	1,661	79	—
Write-downs	(691)	(3,639)	(13,258)
Sales	(15,447)	(31,164)	(47,517)
Balance at end of period	$27,804	26,860	45,115

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

The Bank divisions’ credit administration reviews their respective loan portfolios to determine which loans are impaired and estimates the specific valuation allowance. The impaired loans and related specific valuation allowance are then provided to the Company’s credit administration for further review and approval. The Company’s credit administration also determines the estimated general valuation allowance and reviews and approves the overall ALLL. The credit administration of the Company exercises significant judgment when evaluating the effect of applicable qualitative or environmental factors on the Company’s historical loss experience for loans not identified as impaired. Quantification of the impact upon the Company’s ALLL is inherently subjective as data for any factor may not be directly applicable, consistently relevant, or reasonably available for management to determine the precise impact of a factor on the collectability of the Company’s loans collectively evaluated for impairment as of each evaluation date. The Company’s credit administration documents its conclusions and rationale for changes that occur in each applicable factor’s weight (i.e., measurement) and ensures that such changes are directionally consistent based on the underlying current trends and conditions for the factor. To have directional consistency, the provision for loan losses and credit quality should generally move in the same direction.

The Company’s model includes thirteen Bank divisions with separate management teams providing substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in periods of rapid economic downturns.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$14,680	13%	$14,067	14%	$15,482	15%	$17,227	15%	$20,957	17%
Commercial real estate	67,799	52%	70,332	51%	74,398	49%	76,920	48%	76,147	48%
Other commercial	30,891	21%	28,630	21%	21,567	18%	20,833	18%	19,932	17%
Home equity	9,963	9%	9,299	9%	10,659	12%	13,616	13%	13,334	13%
Other consumer	6,420	5%	8,023	5%	8,748	6%	8,920	6%	6,737	5%
Total	$129,753	100%	$130,351	100%	$130,854	100%	$137,516	100%	$137,107	100%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$130,351	130,854	137,516	137,107	142,927
Provision for loan losses	1,912	6,887	21,525	64,500	84,693
Charge-offs
Residential real estate	(431)	(793)	(5,267)	(5,671)	(16,575)
Commercial loans	(4,860)	(8,407)	(21,578)	(52,428)	(69,595)
Consumer and other loans	(2,312)	(4,443)	(7,827)	(11,267)	(7,780)
Total charge-offs	(7,603)	(13,643)	(34,672)	(69,366)	(93,950)
Recoveries
Residential real estate	328	299	643	486	749
Commercial loans	3,757	4,803	4,088	3,830	2,203
Consumer and other loans	1,008	1,151	1,754	959	485
Total recoveries	5,093	6,253	6,485	5,275	3,437
Charge-offs, net of recoveries	(2,510)	(7,390)	(28,187)	(64,091)	(90,513)
Balance at end of period	$129,753	130,351	130,854	137,516	137,107
ALLL as a percentage of total loans	2.89%	3.21%	3.85%	3.97%	3.66%
Net charge-offs as a percentage of average loans	0.06%	0.20%	0.80%	1.77%	2.26%

The ALLL was $130 million at December 31, 2014 and remained stable compared to a year ago. The ALLL was 2.89 percent of total loans outstanding at December 31, 2014 compared to 3.21 percent at December 31, 2013.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2014 and 2013, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2014, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $598 thousand. During the same period in 2013, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $503 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 129 locations, including 121 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

There have been improvements in the economic environment during the last year compared to the past several years. The housing recovery is slowly recovering. Home prices continue to increase both nationally and within the Company’s footprint; however, the year-over-year price change continued to slow in all the Company’s states except Montana. Personal income growth has improved in each of the Company’s states. The Federal Reserve Bank of Philadelphia’s composite state coincident indices reflected positive growth in each of the Company’s states, except Wyoming, over the last three months and the six month forecast of the state leading indices projects steady growth in the Company’s footprint. Unemployment rates in each of the Company’s states except Washington remain lower than the national unemployment rate of 5.6 percent for December 2014. Employment growth has remained positive in most industries across the Company’s footprint and the personal bankruptcy filing rate has declined nationally and in each of the Company’s states. Foreclosure starts have continued to decline year-over-year nationally and in each of the Company’s states. The tourism industry and related lodging has continued to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company has started to see positive signs throughout the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic that the housing industry will continue to recover. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent and 11 percent of the Company’s total loan portfolio and accounted for 43 percent and 40 percent of the Company’s non-accrual loans at December 31, 2014 and 2013, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Specific valuation allowance	$11,597	11,949
General valuation allowance	118,156	118,402
Total ALLL	$129,753	130,351

During 2014, the ALLL decreased by $598 thousand, the net result of a $352 thousand decrease in the specific valuation allowance and a $246 thousand decrease in the general valuation allowance. The specific valuation allowance decreased as the result of a $15.8 million decrease in loans individually reviewed for impairment with a specific impairment. The general valuation allowance remained stable compared to the prior year end even with an increase of $326 million in loans collectively evaluated for impairment, excluding the FNBR acquisition. The stable general valuation allowance resulted from improved historical loss experience adjusted for qualitative or environmental factors from the prior year which was applied to the loans collectively evaluated for impairment.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Loans by Regulatory Classification
Supplemental information regarding identification of the Company’s loan portfolio and credit quality based on regulatory classification is provided in the following tables. The regulatory classification of loans is based primarily on the type of collateral for the loans. There may be differences when compared to loan tables and loan amounts appearing elsewhere in this Annual Report on Form 10-K which reflect the Company’s internal loan segments and classes which are based on the purpose of the loan.

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
Custom and owner occupied construction	$56,689	$50,352	$6,337	13%
Pre-sold and spec construction	47,406	34,217	13,189	39%
Total residential construction	104,095	84,569	19,526	23%
Land development	82,829	73,132	9,697	13%
Consumer land or lots	101,818	109,175	(7,357)	(7)%
Unimproved land	86,116	50,422	35,694	71%
Developed lots for operative builders	14,126	15,951	(1,825)	(11)%
Commercial lots	16,205	12,585	3,620	29%
Other construction	150,075	103,807	46,268	45%
Total land, lot, and other construction	451,169	365,072	86,097	24%
Owner occupied	849,148	811,479	37,669	5%
Non-owner occupied	674,381	588,114	86,267	15%
Total commercial real estate	1,523,529	1,399,593	123,936	9%
Commercial and industrial	547,910	523,354	24,556	5%
Agriculture	310,785	279,959	30,826	11%
1st lien	775,785	733,406	42,379	6%
Junior lien	68,358	73,348	(4,990)	(7)%
Total 1-4 family	844,143	806,754	37,389	5%
Multifamily residential	160,426	123,154	37,272	30%
Home equity lines of credit	334,788	298,119	36,669	12%
Other consumer	133,773	130,758	3,015	2%
Total consumer	468,561	428,877	39,684	9%
Other	124,203	98,244	25,959	26%
Total loans receivable, including loans held for sale	4,534,821	4,109,576	425,245	10%
Less loans held for sale [1]	(46,726)	(46,738)	12	—%
Total loans receivable	$4,488,095	$4,062,838	$425,257	10%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2014	December 31, 2014
Custom and owner occupied construction	$1,132	1,248	1,132	—	—
Pre-sold and spec construction	218	828	218	—	—
Total residential construction	1,350	2,076	1,350	—	—
Land development	20,842	25,062	11,066	—	9,776
Consumer land or lots	3,581	2,588	2,019	—	1,562
Unimproved land	14,170	13,630	10,946	—	3,224
Developed lots for operative builders	1,318	2,215	983	—	335
Commercial lots	2,660	2,899	260	—	2,400
Other construction	5,151	5,167	162	—	4,989
Total land, lot and other construction	47,722	51,561	25,436	—	22,286
Owner occupied	13,574	14,270	12,494	31	1,049
Non-owner occupied	3,013	4,301	1,799	—	1,214
Total commercial real estate	16,587	18,571	14,293	31	2,263
Commercial and industrial	4,375	6,400	4,292	74	9
Agriculture	3,074	3,529	2,607	—	467
1st lien	9,580	17,630	7,866	35	1,679
Junior lien	442	4,767	442	—	—
Total 1-4 family	10,022	22,397	8,308	35	1,679
Multifamily residential	440	—	—	—	440
Home equity lines of credit	6,099	4,544	5,439	17	643
Other consumer	231	342	157	57	17
Total consumer	6,330	4,886	5,596	74	660
Total	$89,900	109,420	61,882	214	27,804

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2014	December 31, 2013	$ Change	% Change
Custom and owner occupied construction	$—	$202	$(202)	(100)%
Pre-sold and spec construction	869	—	869	n/m
Total residential construction	869	202	667	330%
Consumer land or lots	391	1,716	(1,325)	(77)%
Unimproved land	267	615	(348)	(57)%
Developed lots for operative builders	—	8	(8)	(100)%
Commercial lots	21	—	21	n/m
Total land, lot and other construction	679	2,339	(1,660)	(71)%
Owner occupied	5,971	5,321	650	12%
Non-owner occupied	3,131	2,338	793	34%
Total commercial real estate	9,102	7,659	1,443	19%
Commercial and industrial	2,915	3,542	(627)	(18)%
Agriculture	994	1,366	(372)	(27)%
1st lien	6,804	12,386	(5,582)	(45)%
Junior lien	491	482	9	2%
Total 1-4 family	7,295	12,868	(5,573)	(43)%
Multifamily residential	—	1,075	(1,075)	(100)%
Home equity lines of credit	1,288	1,999	(711)	(36)%
Other consumer	928	1,066	(138)	(13)%
Total consumer	2,216	3,065	(849)	(28)%
Other	1,834	—	1,834	n/m
Total	$25,904	$32,116	$(6,212)	(19)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2014
Custom and owner occupied construction	$—	(51)	—	—
Pre-sold and spec construction	(94)	(10)	—	94
Total residential construction	(94)	(61)	—	94
Land development	(390)	(383)	147	537
Consumer land or lots	375	843	718	343
Unimproved land	52	715	365	313
Developed lots for operative builders	(140)	(81)	13	153
Commercial lots	(6)	248	—	6
Other construction	—	(473)	—	—
Total land, lot and other construction	(109)	869	1,243	1,352
Owner occupied	669	350	993	324
Non-owner occupied	(162)	397	257	419
Total commercial real estate	507	747	1,250	743
Commercial and industrial	1,069	3,096	2,457	1,388
Agriculture	28	53	32	4
1st lien	372	681	915	543
Junior lien	183	106	491	308
Total 1-4 family	555	787	1,406	851
Multifamily residential	138	(39)	160	22
Home equity lines of credit	190	1,606	601	411
Other consumer	226	324	454	228
Total consumer	416	1,930	1,055	639
Other	—	8	—	—
Total	$2,510	7,390	7,603	5,093

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and investment securities, securities sold under agreements to repurchase (“repurchase agreements”), wholesale deposits, advances from FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, to match maturities of longer-term assets or manage interest rate risk.

Deposits
The Company has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents of the Bank’s geographic market areas. In addition, wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, money market deposit and certificate accounts. The Company’s deposits are summarized below:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,632,403	26%	$1,374,419	25%	$1,191,933	22%	$1,010,899	21%	$855,829	19%
NOW accounts	1,328,130	21%	1,113,878	20%	988,984	18%	843,129	18%	771,961	17%
Savings accounts	693,714	11%	600,998	11%	478,809	9%	404,671	8%	361,124	8%
Money market deposit accounts	1,274,525	20%	1,168,918	21%	931,370	18%	873,562	18%	876,948	19%
Certificate accounts	1,167,228	18%	1,116,622	20%	1,015,491	19%	1,080,917	22%	1,079,138	24%
Wholesale deposits	249,212	4%	205,132	3%	757,874	14%	608,035	13%	576,902	13%
Total interest bearing deposits	4,712,809	74%	4,205,548	75%	4,172,528	78%	3,810,314	79%	3,666,073	81%
Total deposits	$6,345,212	100%	$5,579,967	100%	$5,364,461	100%	$4,821,213	100%	$4,521,902	100%

The following table summarizes the amounts outstanding at December 31, 2014 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in certificates of deposit are brokered certificates of deposit of $15.6 million. Included in demand deposits are brokered deposits of $233 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$186,861	3,231,003	3,417,864
Three months to six months	161,076	—	161,076
Seven months to twelve months	175,999	—	175,999
Over twelve months	177,599	—	177,599
Total	$701,535	3,231,003	3,932,538

For additional information on deposits, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Repurchase Agreements, FHLB Advances and Other Borrowings
The Company borrows money through repurchase agreements. This process involves the selling of one or more of the securities in the Company’s investment portfolio and simultaneously entering into an agreement to repurchase that same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. Through a policy adopted by the Bank’s Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company enters into wholesale repurchase agreements as additional funding sources. The Company has not entered into reverse repurchase agreements.

The Bank is a member of the FHLB of Seattle which is one of twelve banks that comprise the FHLB system. As a member of FHLB, the Bank may borrow from FHLB on the security of FHLB stock, which the Bank is required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets or on FHLB’s assessment of the institution’s credit-worthiness. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company.

Additionally, the Company has other sources of secured and unsecured borrowing lines from various sources that may be used from time to time.

For additional information concerning the Company’s borrowings, see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank (“FRB”). FHLB advances and certain other short-term borrowings may be renewed as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds and other risks.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Repurchase agreements
Amount outstanding at end of period	$397,107	313,394	289,508
Weighted interest rate on outstanding amount	0.27%	0.28%	0.32%
Maximum outstanding at any month end	$397,107	326,184	466,784
Average balance	$317,745	295,004	354,324
Weighted-average interest rate	0.27%	0.29%	0.37%
FHLB advances
Amount outstanding at end of period	$93,979	559,084	720,000
Weighted interest rate on outstanding amount	2.81%	0.24%	0.28%
Maximum outstanding at any month end	$618,084	939,109	792,018
Average balance	$295,422	693,225	719,762
Weighted-average interest rate	0.24%	0.25%	0.5%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of December 31, 2014 were $126 million, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 9 to the Consolidated Financial Statements “Item 8. Financial Statements and Supplementary Data.”

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

The following table represents the Company’s contractual obligations as of December 31, 2014:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2015	2016	2017	2018	2019	Thereafter
Deposits	$6,345,212	5,162,285	871,060	182,513	72,987	23,335	29,745	3,287
Repurchase agreements	397,107	—	397,107	—	—	—	—	—
FHLB advances	296,944	—	93,979	45,042	—	20,250	174	137,499
Other borrowed funds	6,245	—	—	4	147	197	199	5,698
Subordinated debentures	125,705	—	—	—	—	—	—	125,705
Capital lease obligations	1,165	—	694	92	92	92	92	103
Operating lease obligations	12,944	—	2,348	2,089	1,786	1,541	1,360	3,820
Total	$7,185,322	5,162,285	1,365,188	229,740	75,012	45,415	31,570	276,112

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

The following table identifies certain liquidity sources and capacity available to the Company at December 31, 2014:

(Dollars in thousands)	December 31, 2014
FHLB advances
Borrowing capacity	$1,371,940
Amount utilized	(296,944)
Amount available	$1,074,996
FRB discount window
Borrowing capacity	$815,506
Amount utilized	—
Amount available	$815,506
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government and federal agency	$44
U.S. government sponsored enterprises	15,066
State and local governments	850,193
Corporate bonds	183,490
Residential mortgage-backed securities	186,369
Total unencumbered securities	$1,235,162

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 75,026,092 have been issued as of December 31, 2014. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2014. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

In July 2013, the Federal Reserve, the FDIC and the OCC approved the Final Rule to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amends the regulatory risk-based capital rules applicable to the Company. The Company has evaluated the impact of the Final Rule and believes that, as of December 31, 2014, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The Company and the Bank were considered well capitalized by their respective regulators as of December 31, 2014 and 2013. There are no conditions or events after December 31, 2014 that management believes have changed the Company’s or the Bank’s risk-based capital category.

The following table illustrates the Federal Reserve’s capital adequacy guidelines and the Company’s compliance with those guidelines as of December 31, 2014.

(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Leverage Capital
Total stockholders’ equity	$1,028,047	1,028,047	1,028,047
Less:
Goodwill and intangibles	(140,606)	(140,606)	(140,606)
Net unrealized gains on investment securities and change in fair value of derivatives used for cash flow hedges	(17,744)	(17,744)	(17,744)
Plus:
Allowance for loan and lease losses	—	71,085	—
Subordinated debentures	124,500	124,500	124,500
Total regulatory capital	$994,197	1,065,282	994,197
Risk-weighted assets	$5,627,995	5,627,995
Total adjusted average assets			$7,987,637
Capital ratio	17.67%	18.93%	12.45%
Regulatory “well capitalized” requirement	6.00%	10.00%
Excess over “well capitalized” requirement	11.67%	8.93%

For additional information regarding regulatory capital, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Income tax expense for the years ended December 31, 2014 and 2013 was $35.9 million and $30.0 million, respectively. The Company’s effective tax rate for the years ended December 31, 2014 and 2013 was 24.2 percent and 23.9 percent, respectively. The primary reason for the current and prior years low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. The tax-exempt income was $47.1 million and $42.9 million for the years ended December 31, 2014 and 2013, respectively. The federal income tax credit benefits were $3.9 million for each of the years ended December 31, 2014 and 2013, respectively.

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the investment securities mature. The federal income tax credits on these investment securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2015	$2,850	1,175	887	4,912
2016	1,014	1,175	862	3,051
2017	450	1,060	786	2,296
2018	—	1,060	708	1,768
2019	—	1,060	659	1,719
Thereafter	—	961	3,103	4,064
	$4,314	6,491	7,005	17,810

See Note 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Years ended
	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$635,256	$30,721	4.84%	$623,433	$29,525	4.74%	$611,910	$30,850	5.04%
Commercial loans	3,029,733	145,631	4.81%	2,542,255	127,450	5.01%	2,274,128	121,425	5.32%
Consumer and other loans	588,452	30,515	5.19%	586,649	32,089	5.47%	620,584	35,096	5.64%
Total loans [1]	4,253,441	206,867	4.86%	3,752,337	189,064	5.04%	3,506,622	187,371	5.33%
Tax-exempt investment securities [2]	1,208,970	68,643	5.68%	1,064,457	61,924	5.82%	888,839	54,389	6.12%
Taxable investment securities [3]	1,974,049	47,407	2.40%	2,525,317	33,112	1.31%	2,598,589	30,231	1.16%
Total earning assets	7,436,460	322,917	4.34%	7,342,111	284,100	3.87%	6,994,050	271,991	3.88%
Goodwill and intangibles	138,928			125,315			113,321
Non-earning assets	347,138			338,866			365,408
Total assets	$7,922,526			$7,806,292			$7,472,779
Liabilities
Non-interest bearing deposits	$1,463,689	$—	—%	$1,244,332	$—	—%	$1,080,854	$—	—%
NOW accounts	1,141,424	1,148	0.10%	999,288	1,217	0.12%	872,529	1,370	0.16%
Savings accounts	660,465	340	0.05%	540,495	276	0.05%	450,940	342	0.08%
Money market deposit accounts	1,215,163	2,382	0.20%	1,075,625	2,169	0.20%	888,620	2,221	0.25%
Certificate accounts	1,144,485	7,858	0.69%	1,114,010	9,039	0.81%	1,049,752	11,633	1.11%
Wholesale deposits [4]	193,514	1,467	0.76%	434,249	1,169	0.27%	693,463	2,617	0.38%
FHLB advances	573,607	9,570	1.65%	971,554	10,610	1.09%	996,766	12,566	1.26%
Repurchase agreements, federal funds purchased and other borrowed funds	451,458	4,201	0.93%	431,046	4,278	0.99%	495,871	4,965	1.00%
Total interest bearing liabilities	6,843,805	26,966	0.39%	6,810,599	28,758	0.42%	6,528,795	35,714	0.55%
Other liabilities	63,630			59,497			59,571
Total liabilities	6,907,435			6,870,096			6,588,366
Stockholders’ Equity
Common stock	746			732			719
Paid-in capital	697,344			667,107			642,009
Retained earnings	297,303			239,138			194,413
Accumulated other comprehensive income	19,698			29,219			47,272
Total stockholders’ equity	1,015,091			936,196			884,413
Total liabilities and stockholders’ equity	$7,922,526			$7,806,292			$7,472,779
Net interest income (tax-equivalent)		$295,951			$255,342			$236,277
Net interest spread (tax-equivalent)			3.95%			3.45%			3.33%
Net interest margin (tax-equivalent)			3.98%			3.48%			3.37%

__________

[1]	Total loans are gross of the ALLL, net of unearned income, and include loans held for sale. Non-accrual loans are included in the average volume for the entire period.

[2]	Includes tax effect of $21.5 million, $19.0 million and $16.7 million on tax-exempt investment income for the years ended December 31, 2014, 2013 and 2012, respectively.

[3]	Includes tax effect of $1.5 million on investment income tax credits for the years ended December 31, 2014, 2013 and 2012.

[4]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Year ended December 31,			Year ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$560	636	1,196	581	(1,906)	(1,325)
Commercial loans	24,439	(6,258)	18,181	14,316	(8,291)	6,025
Consumer and other loans	98	(1,672)	(1,574)	(1,919)	(1,088)	(3,007)
Investment securities (tax-equivalent)	(10,769)	31,783	21,014	2,483	7,933	10,416
Total interest income	14,328	24,489	38,817	15,461	(3,352)	12,109
Interest expense
NOW accounts	173	(241)	(68)	199	(352)	(153)
Savings accounts	61	3	64	68	(134)	(66)
Money market deposit accounts	281	(69)	212	467	(519)	(52)
Certificate accounts	247	(1,428)	(1,181)	712	(3,306)	(2,594)
Wholesale deposits	(648)	946	298	(978)	(470)	(1,448)
FHLB advances	(4,346)	3,306	(1,040)	(318)	(1,638)	(1,956)
Repurchase agreements, federal funds purchased and other borrowed funds	203	(280)	(77)	(649)	(38)	(687)
Total interest expense	(4,029)	2,237	(1,792)	(499)	(6,457)	(6,956)
Net interest income (tax-equivalent)	$18,357	22,252	40,609	15,960	3,105	19,065

Net interest income (tax-equivalent) increased $40.6 million for the year ended December 31, 2014 compared to the same period in 2013. Similar to the prior year, the increase in current year net interest income primarily resulted from higher yielding investment securities due to a significant decrease in premium amortization and the growth of the Company’s commercial loan portfolio. The decrease in interest expense was driven by lower yields on certificate accounts and lower volume of FHLB advances as a result of the continued increase in deposits.

Net interest income (tax-equivalent) increased $19.1 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in interest income was driven by the increased yields and volume of investment securities and increased volume of the commercial loan portfolio. Additionally, the Company was able to lower interest expense by continuing to reduce deposit and borrowing interest rates.

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

Critical Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. The Company considers its accounting policies for the ALLL, goodwill and fair value measurements to be critical accounting policies. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ significantly if different judgments or estimates were to be applied.

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

Impact of Recently Issued Accounting Standards
New authoritative accounting guidance that has either been issued or is effective during 2014 or 2015 and may possibly have a material impact on the Company includes amendments to: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Subtopic 310-40, Receivables - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, FASB ASC Topic 860, Transfers and Servicing, FASB ASC Topic 606, Revenue from Contracts with Customers, FASB ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. For additional information on the topics and the impact on the Company see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk.

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
In addition to the risk management practices previously described, the Company has entered into forecasted interest rate swap derivative financial instruments to hedge various interest rate exposures. For more information on the Company’s interest rate swaps, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Given the historically low rate environment, a downward shift in interest rates of only 100 bps is modeled. Since the model assumes that interest rates will not be negative, the 100 bps scenario represents a flattening of market yield curves. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provides ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2014 as compared to the ALCO policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2014.

	Year 1		Year 2
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bps Rate shock	(10.0)%	(4.2)%	(15.0)%	(6.4)%
+100 bps Rate shock	(10.0)%	1.6%	(15.0)%	3.5%
+200 bps Rate shock	(10.0)%	3.6%	(15.0)%	7.0%
+200 bps Rate ramp	(10.0)%	2.2%	(15.0)%	4.3%
+300 bps Rate shock	(20.0)%	4.0%	(20.0)%	8.9%
+400 bps Rate shock	(20.0)%	3.3%	(20.0)%	9.8%
+400 bps Rate ramp	(10.0)%	4.0%	(20.0)%	4.8%

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

Economic value of equity
In addition to the NII analyses, the Company calculates the economic value of equity (“EVE”) which focuses on longer term interest rate risk. The EVE process models the cash flow of financial instruments to maturity and then discounts those cashflows based on prevailing interest rates in order to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase and decrease in interest rates. The results for the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in the EVE is an indication of the longer term re-pricing risk and option risks embedded in the balance sheet. The measure is not designed to estimate the Company’s capital levels, such as tangible, regulatory, or market capitalization.

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2014:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bps Rate shock	(10)%	(6.6)%
+100 bps Rate shock	(10)%	(1.6)%
+200 bps Rate shock	(20)%	(5.9)%
+300 bps Rate shock	(30)%	(11.3)%
+400 bps Rate shock	(40)%	(17.1)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Denver, Colorado
February 26, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Glacier Bancorp Inc.'s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Denver, Colorado
February 26, 2015

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013
Assets
Cash on hand and in banks	$122,834	109,995
Federal funds sold	1,025	10,527
Interest bearing cash deposits	318,550	35,135
Cash and cash equivalents	442,409	155,657
Investment securities, available-for-sale	2,387,428	3,222,829
Investment securities, held-to-maturity	520,997	—
Total investment securities	2,908,425	3,222,829
Loans held for sale	46,726	46,738
Loans receivable	4,488,095	4,062,838
Allowance for loan and lease losses	(129,753)	(130,351)
Loans receivable, net	4,358,342	3,932,487
Premises and equipment, net	179,175	167,671
Other real estate owned	27,804	26,860
Accrued interest receivable	40,587	41,898
Deferred tax asset	41,737	43,549
Core deposit intangible, net	10,900	9,512
Goodwill	129,706	129,706
Non-marketable equity securities	52,868	52,192
Other assets	67,828	55,251
Total assets	$8,306,507	7,884,350
Liabilities
Non-interest bearing deposits	$1,632,403	1,374,419
Interest bearing deposits	4,712,809	4,205,548
Securities sold under agreements to repurchase	397,107	313,394
Federal Home Loan Bank advances	296,944	840,182
Other borrowed funds	7,311	8,387
Subordinated debentures	125,705	125,562
Accrued interest payable	4,155	3,505
Other liabilities	102,026	50,103
Total liabilities	7,278,460	6,921,100
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	750	744
Paid-in capital	708,356	690,918
Retained earnings - substantially restricted	301,197	261,943
Accumulated other comprehensive income	17,744	9,645
Total stockholders’ equity	1,028,047	963,250
Total liabilities and stockholders’ equity	$8,306,507	7,884,350
Number of common stock shares issued and outstanding	75,026,092	74,373,296
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013	December 31, 2012
Interest Income
Residential real estate loans	$30,721	29,525	30,850
Commercial loans	145,631	127,450	121,425
Consumer and other loans	30,515	32,089	35,096
Investment securities	93,052	74,512	66,386
Total interest income	299,919	263,576	253,757
Interest Expense
Deposits	13,195	13,870	18,183
Securities sold under agreements to repurchase	865	867	1,308
Federal Home Loan Bank advances	9,570	10,610	12,566
Federal funds purchased and other borrowed funds	199	206	229
Subordinated debentures	3,137	3,205	3,428
Total interest expense	26,966	28,758	35,714
Net Interest Income	272,953	234,818	218,043
Provision for loan losses	1,912	6,887	21,525
Net interest income after provision for loan losses	271,041	227,931	196,518
Non-Interest Income
Service charges and other fees	54,089	49,478	45,343
Miscellaneous loan fees and charges	4,696	4,982	4,363
Gain on sale of loans	19,797	28,517	32,227
Loss on sale of investments	(188)	(299)	—
Other income	11,908	10,369	9,563
Total non-interest income	90,302	93,047	91,496
Non-Interest Expense
Compensation and employee benefits	118,571	104,221	95,373
Occupancy and equipment	27,498	24,875	23,837
Advertising and promotions	7,912	6,913	6,413
Data processing	6,607	4,493	3,324
Other real estate owned	2,568	7,196	18,964
Regulatory assessments and insurance	5,064	6,362	7,313
Core deposit intangible amortization	2,811	2,401	2,110
Other expense	41,648	38,856	36,087
Total non-interest expense	212,679	195,317	193,421
Income Before Income Taxes	148,664	125,661	94,593
Federal and state income tax expense	35,909	30,017	19,077
Net Income	$112,755	95,644	75,516
Basic earnings per share	$1.51	1.31	1.05
Diluted earnings per share	$1.51	1.31	1.05
Dividends declared per share	$0.98	0.60	0.53
Average outstanding shares - basic	74,641,957	73,191,713	71,928,570
Average outstanding shares - diluted	74,687,315	73,260,278	71,928,656

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net Income	$112,755	95,644	75,516
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	31,569	(81,739)	31,617
Reclassification adjustment for losses included in net income	204	299	—
Net unrealized gains (losses) on available-for-sale securities	31,773	(81,440)	31,617
Tax effect	(12,313)	31,680	(12,300)
Net of tax amount	19,460	(49,760)	19,317
Unrealized (losses) gains on derivatives used for cash flow hedges	(19,557)	18,728	(7,926)
Reclassification adjustment for losses included in net income	993	—	—
Net unrealized (losses) gains on derivatives used for cash flow hedges	(18,564)	18,728	(7,926)
Tax effect	7,203	(7,285)	3,084
Net of tax amount	(11,361)	11,443	(4,842)
Total other comprehensive income (loss), net of tax	8,099	(38,317)	14,475
Total Comprehensive Income	$120,854	57,327	89,991

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income
	Shares	Amount				Total
Balance at December 31, 2011	71,915,073	$719	642,882	173,139	33,487	850,227
Comprehensive income	—	—	—	75,516	14,475	89,991
Cash dividends declared ($0.53 per share)	—	—	—	(38,124)	—	(38,124)
Stock issuances under stock incentive plans	22,149	—	323	—	—	323
Stock-based compensation and related taxes	—	—	(1,468)	—	—	(1,468)
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income (loss)	—	—	—	95,644	(38,317)	57,327
Cash dividends declared ($0.60 per share)	—	—	—	(44,232)	—	(44,232)
Stock issuances under stock incentive plans	292,942	3	4,504	—	—	4,507
Stock issued in connection with acquisitions	2,143,132	22	45,011	—	—	45,033
Stock-based compensation and related taxes	—	—	(334)	—	—	(334)
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	112,755	8,099	120,854
Cash dividends declared ($0.98 per share)	—	—	—	(73,501)	—	(73,501)
Stock issuances under stock incentive plans	97,064	1	783	—	—	784
Stock issued in connection with acquisitions	555,732	5	15,122	—	—	15,127
Stock-based compensation and related taxes	—	—	1,533	—	—	1,533
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Operating Activities
Net income	$112,755	95,644	75,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,912	6,887	21,525
Net amortization of investment securities premiums and discounts	27,491	64,066	71,992
Loans held for sale originated or acquired	(669,144)	(918,451)	(1,188,632)
Proceeds from sales of loans held for sale	705,178	1,084,799	1,204,431
Gain on sale of loans	(19,797)	(28,517)	(32,227)
Loss on sale of investments	188	299	—
Bargain purchase gain	(680)	—	—
Stock-based compensation expense, net of tax benefits	859	1,011	254
Excess tax (benefits) deficiencies from stock-based compensation	(138)	223	8
Depreciation of premises and equipment	12,108	10,485	10,615
(Gain) loss on sale of other real estate owned and write-downs, net	(937)	1,450	13,311
Amortization of core deposit intangibles	2,811	2,401	2,110
Deferred tax benefit	5,931	4,633	837
Net decrease (increase) in accrued interest receivable	2,648	(265)	(2,809)
Net (increase) decrease in other assets	(5,702)	19,881	(3,291)
Net decrease (increase) in accrued interest payable	567	(1,354)	(1,150)
Net increase (decrease) in other liabilities	6,684	(9,097)	11,303
Net cash provided by operating activities	182,734	334,095	183,793
Investing Activities
Sales of available-for-sale securities	169,372	181,971	—
Maturities, prepayments and calls of available-for-sale securities	628,238	1,682,363	2,041,416
Purchases of available-for-sale securities	(281,332)	(1,426,262)	(2,638,054)
Maturities, prepayments and calls of held-to-maturity securities	8,930	—	—
Purchases of held-to-maturity securities	(49,691)	—	—
Principal collected on loans	1,418,517	1,224,222	1,034,374
Loans originated or acquired	(1,735,155)	(1,559,353)	(1,049,344)
Net addition of premises and equipment and other real estate owned	(14,389)	(8,977)	(10,730)
Proceeds from sale of other real estate owned	15,714	28,535	41,804
Net sale of non-marketable equity securities	801	583	888
Net cash (paid) received in acquisitions	(2,112)	26,155	—
Net cash provided by (used in) investing activities	158,893	149,237	(579,646)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Financing Activities
Net increase (decrease) in deposits	$455,604	(334,672)	543,248
Net increase in securities sold under agreements to repurchase	83,713	23,886	30,865
Net decrease in Federal Home Loan Bank advances	(543,238)	(162,298)	(72,033)
Net decrease (increase) in other borrowed funds	(933)	(1,502)	180
Cash dividends paid	(50,944)	(44,232)	(47,472)
Excess tax benefits (deficiencies) from stock-based compensation	138	(223)	(8)
Stock-based compensation activity	785	4,326	81
Net cash (used in) provided by financing activities	(54,875)	(514,715)	454,861
Net increase (decrease) in cash and cash equivalents	286,752	(31,383)	59,008
Cash and cash equivalents at beginning of period	155,657	187,040	128,032
Cash and cash equivalents at end of period	$442,409	155,657	187,040
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$26,398	30,111	36,865
Cash paid during the period for income taxes	33,343	23,576	21,257
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$484,583	—	—
Sale and refinancing of other real estate owned	1,361	4,819	5,659
Transfer of loans to other real estate owned	11,493	15,266	27,536
Acquisitions
Fair value of common stock shares issued	15,127	45,033	—
Cash consideration for outstanding shares	16,690	24,858	—
Fair value of assets acquired	349,167	630,569	—
Liabilities assumed	316,670	560,678	—

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

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

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for loan and lease losses (“ALLL” or “allowance”); 2) the valuation of investment securities; 3) the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; and 4) the evaluation of goodwill impairment. For the determination of the ALLL and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using significant independent party inputs.

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. Each of the Bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

In August 2014, the Company completed its acquisition of FNBR Holding Corporation (“FNBR”) and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. In July 2013, the Company completed its acquisition of North Cascades Bancshares, Inc. (“NCBI”) and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. In May 2013, the Company acquired Wheatland Bankshares, Inc. (“Wheatland”) and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

The Company formed GBCI Other Real Estate (“GORE”) to isolate certain bank foreclosed properties for administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity.

The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Pending Acquisition
On November 5, 2014, the Company announced the signing of a definitive agreement to acquire Montana Community Banks, Inc. (“Community”) and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana. Community provides banking services to individuals and businesses in western Montana, with banking offices located in Missoula, Polson, Ronan and Pablo, Montana. As of December 31, 2014, Community had total assets of $175,041,000, gross loans of $92,952,000 and total deposits of $149,544,000. All necessary regulatory approvals and waivers have been obtained and closing is anticipated to take place in the first quarter of 2015. The branches of Community will be merged into Glacier Bank and will become part of the Glacier Bank and First Security Bank of Missoula bank divisions.

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

The following table summarizes the carrying amounts of the VIEs’ assets and liabilities included in the Company’s consolidated financial statements at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,077	—	36,039	—
Premises and equipment, net	—	13,106	—	13,536
Accrued interest receivable	116	—	117	—
Other assets	616	258	843	153
Total assets	$36,809	13,364	36,999	13,689
Liabilities
Other borrowed funds	$4,555	1,690	4,555	1,723
Accrued interest payable	4	5	4	5
Other liabilities	185	—	151	189
Total liabilities	$4,744	1,695	4,710	1,917

Amounts presented in the table above are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less.

Investment Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any investment securities classified as trading securities.

The Company reviews and analyzes the various risks that may be present within the investment portfolio on an ongoing basis, including market risk and credit risk. Market risk is the risk to an entity’s financial condition resulting from adverse changes in the value of its holdings arising from movements in interest rates, foreign exchange rates, equity prices or commodity prices. The Company assesses the market risk of individual securities as well as the investment portfolio as a whole. Credit risk, broadly defined, is the risk that an issuer or counterparty will fail to perform on an obligation. A security is investment grade if the issuer has an adequate capacity to meet its commitment over the expected life of the investment, i.e., the risk of default is low and full and timely repayment of interest and principal is expected. To determine investment grade status for securities, the Company conducts due diligence of the creditworthiness of the issuer or counterparty prior to acquisition and ongoing thereafter consistent with the risk characteristics of the security and the overall risk of the investment portfolio. Credit quality due diligence takes into account the extent to which a security is guaranteed by the U.S. government and other agencies of the U.S. government. The depth of the due diligence is based on the complexity of the structure, the size of the security, and takes into account material positions and specific groups of securities or stratifications for analysis and review of similar risk positions. The due diligence includes consideration of payment performance, collateral adequacy, internal analyses, third party research and analytics, external credit ratings and default statistics.

For additional information relating to investment securities, see Note 3.

Temporary versus Other-Than-Temporary Impairment
The Company assesses individual securities in its investment portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings for a like amount.

In evaluating impaired securities for other-than-temporary impairment losses, management considers 1) the severity and duration of the impairment; 2) the credit ratings of the security; and 3) the overall deal structure, including the Company’s position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company periodically enters into restructure agreements with borrowers whereby the loans were previously identified as TDRs. When such circumstances occur, the Company carefully evaluates the facts of the subsequent restructure to determine the appropriate accounting and under certain circumstances it may be acceptable not to account for the subsequently restructured loan as a TDR. When assessing whether a concession has been granted by the Company, any prior forgiveness on a cumulative basis is considered a continuing concession. A TDR loan is considered an impaired loan and a specific valuation allowance is established when the fair value of the collateral-dependent loan or present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate based on the original contractual rate) is lower than the carrying value of the impaired loan. The Company has made the following types of loan modifications, some of which were considered a TDR:

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Other Real Estate Owned
Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value, less estimated selling cost, at acquisition date (i.e., cost of the property). The Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon the occurrence of either the Company obtaining legal title to the property or the borrower conveying all interest in the property through a deed-in-lieu or similar agreement. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expense and the asset carrying value is reduced. Gain or loss on disposition of other real estate owned (“OREO”) is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2014 and 2013, no long-lived assets were considered impaired.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting units below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:

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

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2014 and 2013 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

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

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. At December 31, 2014 and 2013, the carrying value associated with these policies is $46,030,000 and $37,617,000, respectively, and is recorded in other assets in the Company’s statements of financial position. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the Company’s statements of operations.

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

Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on the cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. For the years ended December 31, 2014, 2013, and 2012, the Company’s cash flow hedges were determined to be fully effective.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, highly effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Derivative financial instruments that do not meet specified hedging criteria are recorded at fair value with changes in fair value recorded in income. The Company’s interest rate swaps are considered highly effective and currently meet the hedging accounting criteria.

Cash flows resulting from the interest rate derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For additional information relating to interest rate swap agreements, see Note 10.

The Company also has residential real estate derivatives for commitments to fund certain residential real estate loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential real estate loans to third party investors on a best efforts basis. It is the Company’s practice to enter into forward commitments for the future delivery of residential real estate loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These derivatives are not designated in hedge relationships. Such derivatives are short-term in nature and changes in fair value are not recorded as gains on sale of loans because the change is not significant.

Stock-based Compensation
Stock-based compensation awards granted, comprised of stock options and restricted stock awards, are valued at fair value and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. For additional information relating to stock-based compensation, see Note 12.

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

Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than-not means a likelihood of more than fifty percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company’s judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 15.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (“OCI”). OCI includes unrealized gains and losses, net of tax effect, on available-for-sale securities and derivatives used for cash flow hedges.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised, using the treasury stock method. For additional information relating to earnings per share, see Note 17.

Reclassifications
Certain reclassifications have been made to the 2013 and 2012 financial statements to conform to the 2014 presentation.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

In August 2014, FASB amended FASB ASC Subtopic 310-40, Receivables - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendment is effective for public business entities for interim and annual periods beginning after December 15, 2014. An entity can elect to adopt the amendments using either a prospective transition method or a modified retrospective method as defined in the amendment. The Company has evaluated the impact of the adoption of this amendment and determined there would not be a material effect on the Company’s financial position or results of operations.

In June 2014, FASB amended FASB ASC Topic 860, Transfers and Servicing. The amendments in this Update require the following two accounting changes: 1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting; and 2) for repurchase finance arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in a secured borrowing accounting for the repurchase agreement. The amendments also require certain disclosures for securities sold under agreements to repurchase (“repurchase agreements”), securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes are effective for public business entities for the first interim or annual reporting periods beginning after December 15, 2014. Early application for public business entities is not permitted. The disclosure changes for repurchase agreements are effective for public business entities for annual reporting periods beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of the amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

In January 2014, FASB amended FASB ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The amendment clarifies that an in substance repossession foreclosure occurs when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both 1) the amount of foreclosed residential real estate property held by the creditor; and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendment is effective for public business entities for interim and annual periods beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method as defined in the amendment. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

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

Note 2. Cash on Hand and in Banks

The Bank is required to maintain an average reserve balance with either FRB or in the form of cash on hand. The required reserve balance at December 31, 2014 was $33,177,000.

Note 3. Investment Securities

Effective January 1, 2014, the Company redesignated state and local government securities with a fair value of approximately $484,583,000, inclusive of a net unrealized gain of $4,624,000, from available-for-sale classification to held-to-maturity classification. The Company considers the held-to-maturity classification of these investment securities to be appropriate as it has the positive intent and ability to hold these securities to maturity.

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$44	—	—	44
U.S. government sponsored enterprises	21,916	31	(2)	21,945
State and local governments	962,365	40,173	(4,569)	997,969
Corporate bonds	313,545	2,059	(750)	314,854
Residential mortgage-backed securities	1,043,897	11,205	(2,486)	1,052,616
Total available-for-sale	2,341,767	53,468	(7,807)	2,387,428
Held-to-maturity
State and local governments	520,997	32,925	(2,976)	550,946
Total held-to-maturity	520,997	32,925	(2,976)	550,946
Total investment securities	$2,862,764	86,393	(10,783)	2,938,374

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government sponsored enterprises	$10,441	187	—	10,628
State and local governments	1,377,347	31,621	(23,890)	1,385,078
Corporate bonds	440,337	3,922	(1,758)	442,501
Residential mortgage-backed securities	1,380,816	14,071	(10,265)	1,384,622
Total available-for-sale	3,208,941	49,801	(35,913)	3,222,829
Total investment securities	$3,208,941	49,801	(35,913)	3,222,829

Note 3. Investment Securities (continued)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2014. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$126,102	126,779	—	—
Due after one year through five years	367,037	370,349	—	—
Due after five years through ten years	90,172	93,356	188	188
Due after ten years	714,559	744,328	520,809	550,758
	1,297,870	1,334,812	520,997	550,946
Residential mortgage-backed securities [1]	1,043,897	1,052,616	—	—
Total	$2,341,767	2,387,428	520,997	550,946
________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Gain or loss on sale of investment securities consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Available-for-sale
Gross proceeds	$219,849	181,971	—
Less amortized cost [1]	(220,053)	(182,270)	—
Net available-for-sale	$(204)	(299)	—
Gross gain on sale of investments	$501	3,723	—
Gross loss on sale of investments	(705)	(4,022)	—
Net available-for-sale	$(204)	(299)	—
Held-to-maturity [2]
Gross proceeds	$8,930	—	—
Less amortized cost [1]	(8,914)	—	—
Net held-to-maturity	$16	—	—
Gross gain on sale of investments	$22	—	—
Gross loss on sale of investments	(6)	—	—
Net held-to-maturity	$16	—	—
__________
1 The cost of each investment security sold is determined by specific identification.
2 The gain or loss on sale of held-to-maturity investment securities is solely due to securities that were partially or wholly called.

Note 3. Investment Securities (continued)

At December 31, 2014 and 2013, the Company had investment securities with carrying values of $1,673,263,000 and $1,635,316,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, repurchase agreements, interest rate swap agreements and deposits of several local government units.

Investment securities with an unrealized loss position are summarized as follows:

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$—	—	3	—	3	—
U.S. government sponsored enterprises	13,793	(2)	—	—	13,793	(2)
State and local governments	91,082	(1,273)	115,927	(3,296)	207,009	(4,569)
Corporate bonds	60,289	(545)	7,874	(205)	68,163	(750)
Residential mortgage-backed securities	192,962	(926)	78,223	(1,560)	271,185	(2,486)
Total available-for-sale	$358,126	(2,746)	202,027	(5,061)	560,153	(7,807)
Held-to-maturity
State and local governments	$18,643	(624)	76,761	(2,352)	95,404	(2,976)
Total held-to-maturity	$18,643	(624)	76,761	(2,352)	95,404	(2,976)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government sponsored enterprises	$3	—	—	—	3	—
State and local governments	408,812	(17,838)	74,161	(6,052)	482,973	(23,890)
Corporate bonds	129,515	(1,672)	1,702	(86)	131,217	(1,758)
Residential mortgage-backed securities	457,611	(10,226)	1,993	(39)	459,604	(10,265)
Total available-for-sale	$995,941	(29,736)	77,856	(6,177)	1,073,797	(35,913)

Based on an analysis of its investment securities with unrealized losses as of December 31, 2014 and 2013, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2014, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 4. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following tables are presented for each portfolio class of loans receivable and provide information about the ALLL, loans receivable, impaired loans and TDRs.

The following schedules summarize the activity in the ALLL:

	Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,912	716	(2,877)	3,708	1,254	(889)
Charge-offs	(7,603)	(431)	(1,802)	(3,058)	(1,038)	(1,274)
Recoveries	5,093	328	2,146	1,611	448	560
Balance at end of period	$129,753	14,680	67,799	30,891	9,963	6,420

	Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	6,887	(921)	(3,670)	10,271	868	339
Charge-offs	(13,643)	(793)	(3,736)	(4,671)	(2,594)	(1,849)
Recoveries	6,253	299	3,340	1,463	366	785
Balance at end of period	$130,351	14,067	70,332	28,630	9,299	8,023

	Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Balance at beginning of period	$137,516	17,227	76,920	20,833	13,616	8,920
Provision for loan losses	21,525	2,879	11,012	4,690	324	2,620
Charge-offs	(34,672)	(5,267)	(16,339)	(5,239)	(4,369)	(3,458)
Recoveries	6,485	643	2,805	1,283	1,088	666
Balance at end of period	$130,854	15,482	74,398	21,567	10,659	8,748

Note 4. Loans Receivable, Net (continued)

The following schedules disclose the ALLL and loans receivable:

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,597	853	2,967	6,836	447	494
Collectively evaluated for impairment	118,156	13,827	64,832	24,055	9,516	5,926
Total allowance for loan and lease losses	$129,753	14,680	67,799	30,891	9,963	6,420
Loans receivable
Individually evaluated for impairment	$161,366	19,576	105,264	25,321	6,901	4,304
Collectively evaluated for impairment	4,326,729	591,887	2,232,284	900,579	387,769	214,210
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,949	990	3,763	6,155	265	776
Collectively evaluated for impairment	118,402	13,077	66,569	22,475	9,034	7,247
Total allowance for loan and lease losses	$130,351	14,067	70,332	28,630	9,299	8,023
Loans receivable
Individually evaluated for impairment	$199,680	24,070	119,526	41,504	9,039	5,541
Collectively evaluated for impairment	3,863,158	553,519	1,929,721	810,532	357,426	211,960
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2014 and 2013. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2014.

Net deferred fees, costs, premiums and discounts of $13,710,000 and $10,662,000 were included in the loans receivable balance at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had $2,915,617,000 in variable rate loans and $1,572,478,000 in fixed rate loans. The weighted-average interest rate on loans was 4.86 percent and 5.04 percent at December 31, 2014 and 2013, respectively. At December 31, 2014, 2013, and 2012, loans sold and serviced for others were $133,768,000, $148,376,000, and $116,439,000, respectively. At December 31, 2014, the Company had loans of $2,596,010,000 pledged as collateral for FHLB advances and FRB discount window. There were no significant purchases or sales of loans designated held-to-maturity during 2014 and 2013.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2014 and 2013 was $49,446,000 and $35,224,000, respectively. During 2014, new loans to such related parties were $24,380,000, repayments were $9,864,000 and the effect of changes in composition of related parties was $(294,000). In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Note 4. Loans Receivable, Net (continued)

The following schedules disclose the impaired loans:

	At or for the Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$45,688	4,110	27,155	11,377	1,214	1,832
Unpaid principal balance	48,477	4,276	28,048	12,461	1,336	2,356
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	53,339	5,480	24,519	19,874	1,039	2,427
Loans without a specific valuation allowance
Recorded balance	$115,678	15,466	78,109	13,944	5,687	2,472
Unpaid principal balance	145,038	16,683	100,266	19,117	6,403	2,569
Average balance	128,645	15,580	89,015	14,024	7,163	2,863
Total
Recorded balance	$161,366	19,576	105,264	25,321	6,901	4,304
Unpaid principal balance	193,515	20,959	128,314	31,578	7,739	4,925
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	181,984	21,060	113,534	33,898	8,202	5,290

	At or for the Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$61,503	7,233	23,917	27,015	886	2,452
Unpaid principal balance	63,406	7,394	25,331	27,238	949	2,494
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	59,823	7,237	26,105	22,460	767	3,254
Loans without a specific valuation allowance
Recorded balance	$138,177	16,837	95,609	14,489	8,153	3,089
Unpaid principal balance	169,082	18,033	119,017	19,156	9,631	3,245
Average balance	139,129	18,103	95,808	14,106	8,844	2,268
Total
Recorded balance	$199,680	24,070	119,526	41,504	9,039	5,541
Unpaid principal balance	232,488	25,427	144,348	46,394	10,580	5,739
Specific valuation allowance	11,949	990	3,763	6,155	265	776
Average balance	198,952	25,340	121,913	36,566	9,611	5,522

Interest income recognized on impaired loans for the years ended December 31, 2014, 2013, and 2012 was not significant.

Note 4. Loans Receivable, Net (continued)

The following is a loans receivable aging analysis:

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,139	3,506	7,925	5,310	1,374	1,024
Accruing loans 60-89 days past due	6,765	1,686	3,592	609	679	199
Accruing loans 90 days or more past due	214	35	31	74	17	57
Non-accrual loans	61,882	6,798	39,717	8,421	5,969	977
Total past due and non-accrual loans	88,000	12,025	51,265	14,414	8,039	2,257
Current loans receivable	4,400,095	599,438	2,286,283	911,486	386,631	216,257
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

	December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,761	10,367	7,016	3,673	2,432	2,273
Accruing loans 60-89 days past due	6,355	1,055	2,709	1,421	668	502
Accruing loans 90 days or more past due	604	429	—	160	5	10
Non-accrual loans	81,956	10,702	51,438	10,139	7,950	1,727
Total past due and non-accrual loans	114,676	22,553	61,163	15,393	11,055	4,512
Current loans receivable	3,948,162	555,036	1,988,084	836,643	355,410	212,989
Total loans receivable	$4,062,838	577,589	2,049,247	852,036	366,465	217,501

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $3,005,000, $4,122,000, and $5,161,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The following is a summary of the TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	51	—	18	24	6	3
Pre-modification recorded balance	$37,781	—	21,760	12,522	3,385	114
Post-modification recorded balance	$37,075	—	21,803	11,884	3,274	114
Troubled debt restructurings that subsequently defaulted
Number of loans	5	—	2	1	2	—
Recorded balance	$4,453	—	927	693	2,833	—

Note 4. Loans Receivable, Net (continued)

	Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	63	9	21	23	2	8
Pre-modification recorded balance	$29,046	1,907	20,334	6,087	147	571
Post-modification recorded balance	$29,359	2,293	20,334	6,087	147	498
Troubled debt restructurings that subsequently defaulted
Number of loans	5	1	1	3	—	—
Recorded balance	$849	265	79	505	—	—

	Year ended December 31, 2012
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	198	11	85	75	10	17
Pre-modification recorded balance	$90,747	2,280	57,382	28,639	1,358	1,088
Post-modification recorded balance	$89,558	2,281	56,120	28,711	1,358	1,088
Troubled debt restructurings that subsequently defaulted
Number of loans	14	—	4	6	3	1
Recorded balance	$8,304	—	6,192	1,753	301	58

For the years ended December 31, 2014, 2013 and 2012 the majority of TDRs occurred in the commercial real estate class. The concessions granted typically were for extensions of maturity date and a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding table, the Company had TDRs with pre-modification loan balances of $12,674,000, $18,345,000 and $39,769,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs for all years was in commercial real estate. At December 31, 2014, the Company had $698,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2014, the Company had $2,322,000 of OREO secured by residential real estate properties.

There were $4,263,000 and $2,024,000 of additional unfunded commitments on TDRs outstanding at December 31, 2014 and 2013, respectively. The amount of charge-offs on TDRs during 2014, 2013 and 2012 was $1,361,000, $1,945,000 and $6,271,000, respectively.

Note 5. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Land	$27,605	27,260
Office buildings and construction in progress	172,544	159,391
Furniture, fixtures and equipment	70,622	66,375
Leasehold improvements	7,813	7,589
Accumulated depreciation	(99,409)	(92,944)
Net premises and equipment	$179,175	167,671

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $12,108,000, $10,485,000, and $10,615,000, respectively.

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2014, 2013, and 2012 was $2,786,000, $2,912,000, and $2,868,000, respectively. Amortization of building capital lease assets is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2014, 2013, and 2012 was $146,000, $142,000, and $410,000, respectively.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2014 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2015	$694	2,348	3,042
2016	92	2,089	2,181
2017	92	1,786	1,878
2018	92	1,541	1,633
2019	92	1,360	1,452
Thereafter	103	3,820	3,923
Total minimum lease payments	1,165	12,944	14,109
Less: Amount representing interest	99
Present value of minimum lease payments	1,066
Less: Current portion of obligations under capital leases	659
Long-term portion of obligations under capital leases	$407

Note 6. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Gross carrying value	$32,056	27,857	22,404
Accumulated amortization	(21,156)	(18,345)	(16,230)
Net carrying value	$10,900	9,512	6,174
Aggregate amortization expense	$2,811	2,401	2,110
Weighted-average amortization period
(Period in years)	9.6
Estimated amortization expense for the years ending December 31,
2015	$2,676
2016	2,170
2017	1,287
2018	876
2019	810

Core deposit intangibles increased $4,199,000 and $5,739,000 during 2014 and 2013, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 22.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net carrying value at beginning of period	$129,706	106,100	106,100
Acquisitions	—	23,606	—
Net carrying value at end of period	$129,706	129,706	106,100

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Gross carrying value	$169,865	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$129,706	129,706

Note 6. Other Intangible Assets and Goodwill (continued)

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2014 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2014 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2014. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

Note 7. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250,000 at December 31, 2014 and 2013 were $314,752,000 and $232,783,000, respectively.

The scheduled maturities of time deposits are as follows and include $15,699,000 of wholesale deposits as of December 31, 2014:

(Dollars in thousands)	Amount
Years ending December 31,
2015	$871,060
2016	182,513
2017	72,987
2018	23,335
2019	29,745
Thereafter	3,287
$1,182,927

The Company reclassified $4,385,000 and $3,422,000 of overdraft demand deposits to loans as of December 31, 2014 and 2013, respectively. The Company has entered into deposit transactions with its executive officers and directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2014 and 2013 was $11,263,000 and $12,770,000, respectively.

Note 8. Borrowings

The Company’s repurchase agreements amounted to $397,107,000 and $313,394,000 at December 31, 2014 and 2013, respectively, are short-term in nature, and are secured by residential mortgage-backed securities with carrying values of $523,855,000 and $398,447,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and is held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The Company’s FHLB advances bear a fixed rate of interest and are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by specifically pledged loans and investment securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$93,979	2.81%	$559,084	0.24%
Maturing one year through two years	45,042	2.99%	77,979	3.36%
Maturing two years through three years	—	—%	45,042	2.99%
Maturing three years through four years	20,250	2.83%	—	—%
Maturing four years through five years	174	4.74%	20,250	2.83%
Thereafter	137,499	3.12%	137,827	3.12%
Total	$296,944	2.98%	$840,182	1.21%

With respect to $275,000,000 of FHLB advances at December 31, 2014, FHLB holds put options that will be exercised on the quarterly measurement date when 3-month LIBOR is 8 percent or greater. The FHLB put option maturities range from 2015 to 2021 and the interest rates range from 2.73 percent to 3.64 percent.

The Company’s remaining borrowings consisted of capital lease obligations, liens on OREO and other debt obligations through consolidation of certain VIEs. At December 31, 2014, the Company had $255,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

Note 9. Subordinated Debentures

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

The trust preferred securities are subject to mandatory redemption upon repayment of the subordinated debentures at their stated maturity date or the earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Interest distributions are payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to prior approval by the FRB, the trust preferred securities may be redeemed at par prior to maturity at the Company’s option on or after the redemption date. All of the Company’s trust preferred securities have reached the redemption date and could be redeemed at the Company’s option. The trust preferred securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in 1) subsidiary trusts becoming subject to federal income tax on income received on the subordinated debentures; 2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes; 3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended; or 4) loss of the ability to treat the trust preferred securities as Tier 1 capital under the FRB capital adequacy guidelines.

Note 9. Subordinated Debentures (continued)

For regulatory purposes, the FRB has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Act require the FRB to exclude trust preferred securities from Tier 1 capital, but a grandfather provision applicable to the Company permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Company’s trust preferred securities qualified as Tier 1 instruments at December 31, 2014.

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2014		Variable Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
First Company Statutory Trust 2001	$3,081	3.533%	3 mo LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,272	3.505%	3 mo LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	2.980%	3 mo LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	2.893%	3 mo LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	1.520%	3 mo LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	1.811%	3 mo LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,793	2.056%	3 mo LIBOR plus 1.82%	03/01/2037
	$125,705

Note 10. Derivatives and Hedging Activities

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

The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were over-the-counter contracts. The contracts were entered into by the Company with a single counterparty and the specific agreement of terms were negotiated, including forecasted notional amounts, interest rates and maturity dates. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the agreements. The Company controls the counterparty credit risk by maintaining bilateral collateral agreements and through monitoring policy and procedures. The Company only conducts business with primary dealers and believes that the credit risk inherent in these contracts was not significant.

The Company’s interest rate swap derivative financial instruments as of December 31, 2014 are as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Payment Term [2]
Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov 30, 2015 - Nov. 30, 2022
__________
1 The Company pays the fixed interest rate and the counterparty pays the Company the variable interest rate.
2 No cash will be exchanged prior to the beginning of the payment term.

Note 10. Derivatives and Hedging Activities (continued)

The hedging strategy converts the LIBOR-based variable interest rate on borrowings to a fixed interest rate, thereby protecting the Company from interest rate variability.

On October 21, 2014, the interest rate swap with the $160,000,000 notional amount began its payment term. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations. Therefore, the aggregate fair value of the interest rate swap was recorded in other liabilities with changes recorded in OCI. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap. Interest expense recorded on this interest rate swap totaled $1,066,000 during 2014 and is reported as a component of interest expense on wholesale deposits. Unless the interest rate swap is terminated during the next year, the Company expects $5,064,000 of the unrealized loss reported in OCI at December 31, 2014 to be reclassified to interest expense during 2015.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Interest rate swaps
Amount of (loss) gain recognized in OCI (effective portion)	$(19,557)	18,728	(7,926)
Amount of loss reclassified from OCI to interest expense	(993)	—	—
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—

The following table discloses the offsetting of financial assets and interest rate swap derivative assets:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	6,844	(4,948)	1,896

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$16,668	—	16,668	4,948	(4,948)	—

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $20,339,000 at December 31, 2014. There was $0 collateral pledged from the counterparty to the Company as of December 31, 2014. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 11. Regulatory Capital

The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2014
	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,065,282	18.93%	$450,240	8.00%	$562,800	10.00%
Glacier Bank	1,023,669	18.25%	448,739	8.00%	560,924	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$994,197	17.67%	$225,120	4.00%	$337,680	6.00%
Glacier Bank	952,815	16.99%	224,370	4.00%	336,554	6.00%
Tier 1 capital (to average assets)
Consolidated	$994,197	12.45%	$319,505	4.00%	N/A	N/A
Glacier Bank	952,815	12.03%	316,938	4.00%	$396,173	5.00%

	December 31, 2013
	Actual		Minimum Capital Requirement		Well Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,005,980	18.97%	$424,322	8.00%	$530,402	10.00%
Glacier Bank	948,618	17.93%	423,235	8.00%	529,044	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$938,887	17.70%	$212,161	4.00%	$318,241	6.00%
Glacier Bank	881,692	16.67%	211,618	4.00%	317,426	6.00%
Tier 1 capital (to average assets)
Consolidated	$938,887	12.11%	$310,082	4.00%	N/A	N/A
Glacier Bank	881,692	11.44%	308,281	4.00%	$385,351	5.00%

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

At December 31, 2014 and 2013, the Bank’s capital measures exceeded the well capitalized threshold, which requires Total capital (to risk-weighted assets) of at least 10 percent, Tier 1 capital (to risk-weighted assets) of at least 6 percent, and Tier 1 capital (to average assets) of at least 5 percent. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial condition. There are no conditions or events since year end that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state.

Note 12. Stock-based Compensation Plan

The Company has a stock-based compensation plan that provides awards to certain full-time employees and directors of the Company. The 2005 Stock Incentive Plan permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, and performance awards. At December 31, 2014, the number of shares available to grant to employees and directors under this plan was 4,022,452.

Stock Options
The Company has granted stock options to certain full-time employees and directors of the Company under the 2005 Stock Incentive Plan. The plan contains provisions authorizing the grant of limited stock rights, which permit the optionee, upon a change in control of the Company, to surrender his or her stock options for cancellation and receive cash or common stock equal to the difference between the exercise price and the fair market value of the shares on the date of the grant. The option price at which the Company’s common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option is granted. All stock option shares are adjusted for stock splits and stock dividends. The term of the stock options may not exceed five years from the date the options are granted.

The fair value of stock options granted is estimated at the date of grant using the Black Scholes option-pricing model. The Company uses historical data to estimate option exercise and termination within the valuation model. Employee and director awards, which have dissimilar historical exercise behavior, are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield in effect at the time of the grant. The stock option grants generally vest upon six months or two years of service for directors and employees, respectively, and generally expire in five years. Expected volatilities are based on historical volatility and other factors. There were no stock options granted during 2014, 2013 or 2012.

Compensation expense and the recognized income tax benefit related to stock options for the years ended December 31, 2014, 2013 and 2012 was not significant. There was no unrecognized compensation cost related to stock options as of December 31, 2014.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $778,000, $1,907,000 and $3,000, respectively, and the income tax benefit related to these exercises was $302,000, $742,000 and $1,000. Total cash received from options exercised during the years ended December 31, 2014, 2013 and 2012 was $871,000, $4,327,000 and $81,000. Upon exercise of stock options, the shares are issued from the Company’s authorized stock balance.

Changes in shares granted for stock options for the year ended December 31, 2014 are summarized as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2013	58,810	$15.47
Exercised	(56,360)	15.45
Forfeited or expired	(1,450)	15.37
Outstanding at December 31, 2014	1,000	16.73
Exercisable at December 31, 2014	1,000	16.73

The average remaining contractual term on stock options outstanding and exercisable at December 31, 2014 is six months. The aggregate intrinsic value of the outstanding and exercisable shares at December 31, 2014 was $11,000.

Restricted Stock Awards
The Company has awarded restricted stock to certain senior officers and directors under the 2005 Stock Incentive Plan. Common stock issued under restricted stock awards may be issued under the terms of a vesting schedule or with an immediate vest and may not be sold or otherwise transferred until restrictions have lapsed. The recipient does not have voting rights until the restricted stock award has vested. The fair value of the restricted stock awarded is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock awards for the years ended December 31, 2014, 2013 and 2012 was $1,603,000, $768,000 and $243,000, respectively, and the recognized income tax benefit related to this expense was $622,000, $299,000 and $96,000. As of December 31, 2014, total unrecognized compensation expense of $2,276,000 related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years.

Note 12. Stock-based Compensation Plan (continued)

The fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $953,000, $197,000 and $243,000, respectively, and the income tax benefit related to these awards was $532,000, $77,000 and $96,000, respectively. Upon vesting of restricted stock awards, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock award activity for the year ended December 31, 2014:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2013	117,442	$16.76
Granted	97,367	26.63
Vested	(51,068)	18.66
Forfeited	(1,688)	21.76
Non-vested at December 31, 2014	162,053	22.04

Note 13. Employee Benefit Plans

The Company provides its employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan and a stock-based compensation plan. The Company has elected to self-insure certain costs related to employee health, dental and vision benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an individual claim basis for the employee health benefit programs. The Company has entered into employment contracts with 25 senior officers that provide benefits under certain conditions following a change in control of the Company.

The Company’s 401(k) plan and profit sharing plan have safe harbor and employer discretionary components. To be considered eligible for the 401(k) and safe harbor components of the profit sharing plan, an employee must be 21 years of age and employed for three full months. Employees are eligible to participate in the 401(k) plan the first day of the month once they have met the eligibility requirements. To be considered eligible for the employer discretionary contribution of the profit sharing plan, an employee must be 21 years of age, worked one full calendar quarter, worked 501 hours in the plan year and be employed as of the last day of the plan year. Participants are at all times fully vested in all contributions.

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2014, 2013, and 2012 was $7,107,000, $5,862,000 and $3,974,000 respectively.

The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2014, 2013 and 2012 was $2,246,000, $1,935,000, and $1,751,000, respectively.

The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plans was $591,000, $376,000, and $278,000, for the years ending December 31, 2014, 2013, and 2012, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2014, 2013, and 2012 for the plans was $369,000, $515,000 and $231,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2014 and 2013, the liability related to the obligations was $4,810,000 and $5,042,000, respectively, and was included in other liabilities. The total earnings for the years ended December 31, 2014, 2013, and 2012 for the acquired plans was insignificant.

Note 13. Employee Benefit Plans (continued)

The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2014, 2013 and 2012 was $151,000, $76,000, and $47,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2014, 2013, and 2012 for this plan was $59,000, $48,000, and $37,000, respectively.

Note 14. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Debit card expenses	$5,802	6,131	4,497
VIE write-downs, losses and other expenses	4,231	4,210	3,879
Consulting and outside services	4,179	3,243	2,079
Employee expenses	3,557	2,686	2,098
Printing and supplies	3,547	3,112	2,922
Checking and operating expenses	3,517	3,091	1,644
Postage	3,391	3,302	3,120
Telephone	2,911	2,498	2,252
Loan expenses	2,513	2,444	3,430
Legal fees	1,455	1,728	1,521
Accounting and audit fees	1,393	1,146	1,442
ATM expenses	1,268	1,087	1,161
Other	3,884	4,178	6,042
Total other expenses	$41,648	38,856	36,087

Note 15. Federal and State Income Taxes

The following is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Current
Federal	$21,860	18,377	12,718
State	8,118	7,007	5,522
Total current income tax expense	29,978	25,384	18,240
Deferred
Federal	5,016	3,918	708
State	915	715	129
Total deferred income tax expense	5,931	4,633	837
Total income tax expense	$35,909	30,017	19,077

Note 15. Federal and State Income Taxes (continued)

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended
	December 31, 2014	December 31, 2013	December 31, 2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.0%	4.0%	3.9%
Tax-exempt interest income	(11.5)%	(12.2)%	(14.0)%
Tax credits	(2.8)%	(3.2)%	(4.2)%
Other, net	(0.5)%	0.3%	(0.5)%
Effective tax rate	24.2%	23.9%	20.2%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Deferred tax assets
Allowance for loan and lease losses	$50,013	50,652
Other real estate owned	8,200	8,041
Interest rate swap agreements	6,467	—
Acquisition fair market value adjustments	5,302	4,151
Deferred compensation	5,024	4,837
Income tax credits and net operating loss carryforwards	4,652	2,778
Employee benefits	2,839	3,132
Other	4,290	3,662
Total gross deferred tax assets	86,787	77,253
Deferred tax liabilities
Available-for-sale securities	(17,716)	(5,402)
FHLB stock dividends	(10,342)	(10,359)
Deferred loan costs	(6,419)	(6,058)
Intangibles	(4,290)	(3,099)
Depreciation of premises and equipment	(2,358)	(3,939)
Interest rate swap agreements	—	(736)
Other	(3,925)	(4,111)
Total gross deferred tax liabilities	(45,050)	(33,704)
Net deferred tax asset	$41,737	43,549

Note 15. Federal and State Income Taxes (continued)

The Company has federal income tax credit carryforwards of $845,000 expiring in 2034. The Company has federal net operating loss carryforwards of $9,388,000 expiring between 2029 and 2031. The Company has Colorado net operating loss carryforwards of $17,317,000 expiring between 2029 and 2031.

The Company and the Bank join together in the filing of consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2014:

Years ended December 31,
Federal	2008, 2009, 2010, 2011, 2012 and 2013
Montana	2011, 2012 and 2013
Idaho	2009, 2010, 2011, 2012 and 2013
Colorado	2008, 2009, 2010, 2011, 2012 and 2013
Utah	2011, 2012 and 2013

The Company had no unrecognized income tax benefits as of December 31, 2014 and 2013. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2014, 2013, and 2012 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2014 and 2013.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2014 and 2013. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Retained earnings at December 31, 2014 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal income tax purposes.

Note 16. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2011	$38,928	(5,441)	33,487
Other comprehensive income (loss) before reclassification	19,317	(4,842)	14,475
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	19,317	(4,842)	14,475
Balance at December 31, 2012	58,245	(10,283)	47,962
Other comprehensive (loss) income before reclassification	(49,943)	11,443	(38,500)
Amounts reclassified from accumulated other comprehensive income	183	—	183
Net current period other comprehensive (loss) income	(49,760)	11,443	(38,317)
Balance at December 31, 2013	8,485	1,160	9,645
Other comprehensive income (loss) before reclassification	19,335	(11,969)	7,366
Amounts reclassified from accumulated other comprehensive income (loss)	125	608	733
Net current period other comprehensive income (loss)	19,460	(11,361)	8,099
Balance at December 31, 2014	$27,945	(10,201)	17,744

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013	December 31, 2012
Net income available to common stockholders, basic and diluted	$112,755	95,644	75,516
Average outstanding shares - basic	74,641,957	73,191,713	71,928,570
Add: dilutive stock options and awards	45,358	68,565	86
Average outstanding shares - diluted	74,687,315	73,260,278	71,928,656
Basic earnings per share	$1.51	1.31	1.05
Diluted earnings per share	$1.51	1.31	1.05

There were 0, 38,915 and 879,525 options excluded from the diluted average outstanding share calculation for the years ended December 31, 2014, 2013, and 2012, respectively, due to the option exercise price exceeding the market price of the Company’s common stock.

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash on hand and in banks	$4,019	1,582
Interest bearing cash deposits	51,127	49,097
Cash and cash equivalents	55,146	50,679
Investment securities, available-for-sale	91	87
Other assets	8,511	9,050
Investment in subsidiaries	1,121,937	1,040,104
Total assets	$1,185,685	1,099,920
Liabilities and Stockholders’ Equity
Dividends payable	$22,557	—
Subordinated debentures	125,705	125,562
Other liabilities	9,376	11,108
Total liabilities	157,638	136,670
Common stock	750	744
Paid-in capital	708,356	690,918
Retained earnings	301,197	261,943
Accumulated other comprehensive income	17,744	9,645
Total stockholders’ equity	1,028,047	963,250
Total liabilities and stockholders’ equity	$1,185,685	1,099,920

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Income
Dividends from subsidiaries	$78,500	65,445	78,209
Loss on sale of investments	—	(3,248)	—
Other income	199	966	566
Intercompany charges for services	9,283	7,387	16,041
Total income	87,982	70,550	94,816
Expenses
Compensation and employee benefits	10,773	9,175	12,392
Other operating expenses	6,824	6,536	10,267
Total expenses	17,597	15,711	22,659
Income before income tax benefit and equity in undistributed net income of subsidiaries	70,385	54,839	72,157
Income tax benefit	2,919	3,676	2,319
Income before equity in undistributed net income of subsidiaries	73,304	58,515	74,476
Equity in undistributed net income of subsidiaries	39,451	37,129	1,040
Net Income	$112,755	95,644	75,516
Comprehensive Income	$120,854	57,327	89,991

Note 18. Parent Holding Company Information (Condensed) (continued)

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Operating Activities
Net income	$112,755	95,644	75,516
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(39,451)	(37,129)	(1,040)
Loss on sale of investments	—	3,248	—
Excess tax (benefits) deficiencies from stock-based compensation	(138)	223	8
Net change in other assets and other liabilities	140	2,575	3,684
Net cash provided by operating activities	73,306	64,561	78,168
Investing Activities
Sales of available-for-sale securities	—	23,990	—
Maturities, prepayments and calls of available-for-sale securities	—	2,571	787
Changes in investment securities and other stock - intercompany	—	(946)	(19,183)
Net addition of premises and equipment	(179)	(603)	(2,927)
Net sale of non-marketable equity securities	(667)	—	—
Equity contributions to subsidiaries	(18,115)	(11,336)	(28,500)
Net cash (used in) provided by investing activities	(18,961)	13,676	(49,823)
Financing Activities
Net increase in other borrowed funds	143	144	143
Cash dividends paid	(50,944)	(44,232)	(47,472)
Excess tax benefits (deficiencies) from stock-based compensation	138	(223)	(8)
Stock-based compensation activity	785	4,326	81
Net cash used in financing activities	(49,878)	(39,985)	(47,256)
Net increase (decrease) in cash and cash equivalents	4,467	38,252	(18,911)
Cash and cash equivalents at beginning of year	50,679	12,427	31,338
Cash and cash equivalents at end of year	$55,146	50,679	12,427

Note 19. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2014
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$74,087	73,963	75,690	76,179
Interest expense	6,640	6,528	6,430	7,368
Net interest income	67,447	67,435	69,260	68,811
Provision for loan losses	1,122	239	360	191
Net interest income after provision for loan losses	66,325	67,196	68,900	68,620
Non-interest income	19,388	22,504	24,432	23,978
Non-interest expense	50,070	52,673	54,238	55,698
Income before income taxes	35,643	37,027	39,094	36,900
Federal and state income tax expense	8,913	8,350	9,800	8,846
Net income	26,730	28,677	29,294	28,054
Basic earnings per share	0.36	0.38	0.40	0.37
Diluted earnings per share	0.36	0.38	0.40	0.37

	Quarters ended 2013
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$57,955	62,151	69,531	73,939
Interest expense	7,458	7,185	7,186	6,929
Net interest income	50,497	54,966	62,345	67,010
Provision for loan losses	2,100	1,078	1,907	1,802
Net interest income after provision for loan losses	48,397	53,888	60,438	65,208
Non-interest income	22,950	23,222	23,873	23,002
Non-interest expense	43,434	48,481	50,368	53,034
Income before income taxes	27,913	28,629	33,943	35,176
Federal and state income tax expense	7,145	5,927	8,315	8,630
Net income	20,768	22,702	25,628	26,546
Basic earnings per share	0.29	0.31	0.35	0.36
Diluted earnings per share	0.29	0.31	0.35	0.36

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2014 and 2013.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2014.

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

Note 20. Fair Value of Assets and Liabilities (continued)

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$44	—	44	—
U.S. government sponsored enterprises	21,945	—	21,945	—
State and local governments	997,969	—	997,969	—
Corporate bonds	314,854	—	314,854	—
Residential mortgage-backed securities	1,052,616	—	1,052,616	—
Total assets measured at fair value on a recurring basis	$2,387,428	—	2,387,428	—
Interest rate swaps	$16,668	—	16,668	—
Total liabilities measured at fair value on a recurring basis	$16,668	—	16,668	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government sponsored enterprises	$10,628	—	10,628	—
State and local governments	1,385,078	—	1,385,078	—
Corporate bonds	442,501	—	442,501	—
Residential mortgage-backed securities	1,384,622	—	1,384,622	—
Interest rate swaps	1,896	—	1,896	—
Total assets measured at fair value on a recurring basis	$3,224,725	—	3,224,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2014.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$3,000	—	—	3,000
Collateral-dependent impaired loans, net of ALLL	15,480	—	—	15,480
Total assets measured at fair value on a non-recurring basis	$18,480	—	—	18,480

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$10,888	—	—	10,888
Collateral-dependent impaired loans, net of ALLL	18,670	—	—	18,670
Total assets measured at fair value on a non-recurring basis	$29,558	—	—	29,558

Note 20. Fair Value of Assets and Liabilities (continued)

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$2,393	Sales comparison approach	Selling costs	0.0% - 10.0% (5.8%)
			Adjustment to comparables	0.0% - 7.0% (0.5%)
	607	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$3,000
Collateral-dependent impaired loans, net of ALLL	$6	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	5,335	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	6,330	Sales comparison approach	Selling costs	0.0% - 10.0% (8.3%)
			Adjustment to comparables	0.0% - 30.0% (3.5%)
	3,809	Combined approach	Selling costs	8.0% - 10.0% (9.2%)
			Adjustment to comparables	10.0% - 20.0% (16.2%)
$15,480

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$9,278	Sales comparison approach	Selling costs	7.0% - 10.0% (7.7%)
			Adjustment to comparables	0.0% - 37.5% (1.4%)
	1,610	Combined approach	Selling costs	5.0% - 10.0% (7.5%)
			Discount rate	8.5% - 8.5% (8.5%)
			Adjustment to comparables	25.0% - 25.0% (25.0%)
$10,888
Collateral-dependent impaired loans, net of ALLL	$4,076	Income approach	Selling costs	8.0% - 8.0% (8.0%)
			Discount rate	8.3% - 8.3% (8.3%)
	11,784	Sales comparison approach	Selling costs	0.0% - 10.0% (7.9%)
			Adjustment to comparables	0.0% - 1.0% (0.0%)
	2,810	Combined approach	Selling costs	0.0% - 8.0% (7.8%)
			Discount rate	7.3% - 7.3% (7.3%)
			Adjustment to comparables	10.0% - 50.0% (18.9%)
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

Note 20. Fair Value of Assets and Liabilities (continued)

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$442,409	442,409	—	—
Investment securities, available-for-sale	2,387,428	—	2,387,428	—
Investment securities, held-to-maturity	520,997	—	550,946	—
Loans held for sale	46,726	46,726	—	—
Loans receivable, net of ALLL	4,358,342	—	4,288,417	149,769
Accrued interest receivable	40,587	40,587	—	—
Non-marketable equity securities	52,868	—	52,868	—
Total financial assets	$7,849,357	529,722	7,279,659	149,769
Financial liabilities
Deposits	$6,345,212	4,928,771	1,421,234	—
FHLB advances	296,944	—	312,363	—
Repurchase agreements and other borrowed funds	404,418	—	404,418	—
Subordinated debentures	125,705	—	76,711	—
Accrued interest payable	4,155	4,155	—	—
Interest rate swaps	16,668	—	16,668	—
Total financial liabilities	$7,193,102	4,932,926	2,231,394	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$155,657	155,657	—	—
Investment securities, available-for-sale	3,222,829	—	3,222,829	—
Loans held for sale	46,738	46,738	—	—
Loans receivable, net of ALLL	3,932,487	—	3,807,993	187,731
Accrued interest receivable	41,898	41,898	—	—
Non-marketable equity securities	52,192	—	52,192	—
Interest rate swaps	1,896	—	1,896	—
Total financial assets	$7,453,697	244,293	7,084,910	187,731
Financial liabilities
Deposits	$5,579,967	4,258,213	1,341,382	—
FHLB advances	840,182	—	857,551	—
Repurchase agreements and other borrowed funds	321,781	—	321,781	—
Subordinated debentures	125,562	—	71,501	—
Accrued interest payable	3,505	3,505	—	—
Total financial liabilities	$6,870,997	4,261,718	2,592,215	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Commitments to extend credit	$960,180	866,885
Letters of credit	16,531	14,665
Total outstanding commitments	$976,711	881,550

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Mergers and Acquisitions

On August 31, 2014, the Company acquired 100 percent of the outstanding common stock of FNBR, a privately-owned company, and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. First National Bank of the Rockies provides community banking services to individuals and businesses in northwestern Colorado, with banking offices located in Grand Junction, Steamboat Springs, Meeker, Rangely, Craig, Hayden and Oak Creek. As a result of the acquisition, the Company further diversified its loan and deposit customer base with its increased presence in the state of Colorado. The branches of First National Bank of the Rockies were merged into Glacier Bank and became a part of the Bank of the San Juans division. The consideration paid by the Company to acquire FNBR was $31,817,000, which resulted in the Company issuing 555,732 shares of its common stock and $16,690,000 in cash in exchange for all of FNBR’s outstanding common stock. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the August 31, 2014 acquisition date. The Company recorded a $680,000 bargain purchase gain due to the fair value of FNBR’s identifiable net assets exceeding the consideration transferred. The bargain purchase gain is included in other income in the Company’s consolidated statements of operations. Before recognizing the bargain purchase gain, the Company reassessed whether it correctly identified and valued each of the assets acquired and liabilities assumed. The objective of the reassessment process was to ensure that the measurements reflected consideration of all available information as of the acquisition date. The reassessment process included reviewing FNBR’s statement of financial condition to verify that all assets and liabilities had been identified and then re-evaluating and challenging again the procedures and the reasonableness of the significant assumptions utilized in determining the fair value of the identifiable assets and liabilities with respect to the acquisition date. The Company obtained fair value estimates from independent third party specialists for the significant identifiable assets and liabilities, including loans, investment securities and deposits. Following the reassessment process, the Company concluded that the consideration transferred and all of the assets acquired and liabilities assumed had been properly identified and valued.

On July 31, 2013, the Company acquired 100 percent of the outstanding common stock of NCBI and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. North Cascades Bank provides community banking services to individuals and businesses in central Washington, with banking offices located in Chelan, Wenatchee, East Wenatchee, Omak, Brewster, Twisp, Okanogan, Grand Coulee and Waterville, Washington. The acquisition expanded the Company’s market into central Washington and further diversified the Company’s loan, customer and deposit base due to the region’s solid economic base of agriculture, fruit processing and tourism. North Cascades Bank operates as a division of the Bank under the name “North Cascades Bank, division of Glacier Bank.” The NCBI acquisition was valued at $30,576,000 and resulted in the Company issuing 687,876 shares of its common stock and $13,833,000 in cash in exchange for all of NCBI’s outstanding common stock shares. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the July 31, 2013 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and NCBI. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

Note 22. Mergers and Acquisitions (continued)

On May 31, 2013, the Company acquired 100 percent of the outstanding common stock of Wheatland and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. First State Bank provides community banking services to individuals and businesses from banking offices in Wheatland, Torrington and Guernsey, Wyoming. As a result of the acquisition, the Company has increased its presence in the State of Wyoming and further diversified its loan, customer and deposit base with First State Bank’s strong commitment to agriculture. First State Bank operates as a division of the Bank under the name “First State Bank, division of Glacier Bank.” The Wheatland acquisition was valued at $39,315,000 and resulted in the Company issuing 1,455,256 shares of its common stock and $11,025,000 in cash in exchange for all of Wheatland’s outstanding common stock shares. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the May 31, 2013 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Wheatland. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of FNBR, NCBI and Wheatland were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the August 31, 2014, July 31, 2013 and May 31, 2013 acquisition dates, respectively, and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting bargain purchase gain or goodwill arising from the FNBR, NCBI and Wheatland acquisitions:

	FNBR	NCBI	Wheatland
(Dollars in thousands)	August 31, 2014	July 31, 2013	May 31, 2013
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$15,127	16,743	28,290
Cash consideration for outstanding shares	16,690	13,833	11,025
Contingent consideration	—	—	—
Total fair value of consideration transferred	31,817	30,576	39,315
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	14,578	27,865	23,148
Investment securities	157,018	48,058	75,643
Loans receivable	137,488	215,986	171,199
Core deposit intangible	4,199	3,660	2,079
Accrued income and other assets	35,884	24,262	15,063
Total identifiable assets acquired	349,167	319,831	287,132
Liabilities assumed
Deposits	309,641	294,980	255,197
Federal Home Loan Bank advances	—	—	5,467
Accrued expenses and other liabilities	7,029	4,472	562
Total liabilities assumed	316,670	299,452	261,226
Total identifiable net assets	32,497	20,379	25,906
(Bargain purchase gain) goodwill recognized	$(680)	10,197	13,409

Note 22. Mergers and Acquisitions (continued)

The fair value of the FNBR, NCBI and Wheatland assets acquired includes loans with fair values of $137,488,000, $215,986,000 and $171,199,000, respectively. The gross principal and contractual interest due under the FNBR, NCBI and Wheatland contracts is $146,019,000, $223,949,000 and $176,698,000, respectively, all of which is expected to be collectible.

Core deposit intangible assets related to the FNBR, NCBI and Wheatland acquisitions totaled $4,199,000 with an estimated life of 10 years, $3,660,000 with an estimated life of 10 years, and $2,079,000 with an estimated life of 11 years, respectively.

The Company incurred $552,000 of FNBR third-party acquisition-related costs during the year ended December 31, 2014. The Company incurred $667,000 and $832,000, respectively, of NCBI and Wheatland third-party acquisition-related costs during the year ended December 31, 2013. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of FNBR was approximately $6,672,000 and net income was approximately $1,675,000 from August 31, 2014 to December 31, 2014. Total income consisting of net interest income and non-interest income of the acquired operations of NCBI was approximately $6,837,000 and net income was approximately $1,108,000 from July 31, 2013 to December 31, 2013. Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $7,946,000 and net income was approximately $2,100,000 from May 31, 2013 to December 31, 2013.

The following unaudited pro forma summary presents consolidated information of the Company as if the FNBR acquisition had occurred on January 1, 2013:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013
Net interest income and non-interest income	$371,772	340,393
Net income	113,364	99,275

The following unaudited pro forma summary presents consolidated information of the Company as if the NCBI and Wheatland acquisitions had occurred on January 1, 2012:

	Years ended
(Dollars in thousands)	December 31, 2013	December 31, 2012
Net interest income and non-interest income	$339,236	334,317
Net income	96,392	80,403

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in the “1992 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2014, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2015 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16(a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s audit committee is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Ethics applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.glacierbancorp.com. The Code of Ethics is also listed as Exhibit 14 to this report, and is incorporated by reference to the Company’s 2003 annual report Form 10-K.

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Compensation Committee Interlocks and Insider Participation” is set forth under such heading of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of Compensation Committee” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(i)	Amended and Restated Articles of Incorporation [1]
3(ii)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [2]
10(b) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [2]
10(c) *	2005 Stock Incentive Plan and related agreements [3]
10(d) *	Employment Agreement dated January 1, 2015 between the Company and Michael J. Blodnick [4]
10(e) *	Employment Agreement dated January 1, 2015 between the Company and Ron J. Copher [4]
10(f) *	Employment Agreement dated January 1, 2015 between the Company and Don Chery [4]
10(g) *	Nonemployee Service Provider Deferred Compensation Plan [5]
14	Code of Ethics [6]
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition; 2) the Consolidated Statements of Operations; 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income; 4) the Consolidated Statements of Cash Flows; and 5) the Notes to Consolidated Financial Statements.

__________

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 10(c) and 10(d) included in the Company’s Form 10-K for the year ended December 31, 2008.

[3]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).

[4]	Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 8-K filed by the Company on January 6, 2015.
5    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on October 31, 2012.

[6]	Incorporated by reference to Exhibit 14, included in the Company’s Form 10-K for the year ended December 31, 2003.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

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