Form 10-Q
period 2015-03-31
GLACIER BANCORP INC
filed 2015-05-05
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 24, 2015 was 75,530,624. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
Assets
Cash on hand and in banks	$109,746	122,834
Federal funds sold	—	1,025
Interest bearing cash deposits	73,720	318,550
Cash and cash equivalents	183,466	442,409
Investment securities, available-for-sale	2,544,093	2,387,428
Investment securities, held-to-maturity	570,285	520,997
Total investment securities	3,114,378	2,908,425
Loans held for sale	54,132	46,726
Loans receivable	4,687,669	4,488,095
Allowance for loan and lease losses	(129,856)	(129,753)
Loans receivable, net	4,557,813	4,358,342
Premises and equipment, net	187,067	179,175
Other real estate owned	28,124	27,804
Accrued interest receivable	43,260	40,587
Deferred tax asset	41,220	41,737
Core deposit intangible, net	12,256	10,900
Goodwill	130,843	129,706
Non-marketable equity securities	54,277	52,868
Other assets	68,260	67,828
Total assets	$8,475,096	8,306,507
Liabilities
Non-interest bearing deposits	$1,675,451	1,632,403
Interest bearing deposits	4,783,341	4,712,809
Securities sold under agreements to repurchase	425,652	397,107
Federal Home Loan Bank advances	298,148	296,944
Other borrowed funds	6,703	7,311
Subordinated debentures	125,741	125,705
Accrued interest payable	3,893	4,155
Other liabilities	102,643	102,026
Total liabilities	7,421,572	7,278,460
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	755	750
Paid-in capital	719,506	708,356
Retained earnings - substantially restricted	315,236	301,197
Accumulated other comprehensive income	18,027	17,744
Total stockholders’ equity	1,053,524	1,028,047
Total liabilities and stockholders’ equity	$8,475,096	8,306,507
Number of common stock shares issued and outstanding	75,530,030	75,026,092

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2015	March 31, 2014
Interest Income
Residential real estate loans	$7,761	7,087
Commercial loans	39,022	35,042
Consumer and other loans	7,744	7,643
Investment securities	22,959	24,315
Total interest income	77,486	74,087
Interest Expense
Deposits	4,147	3,089
Securities sold under agreements to repurchase	241	210
Federal Home Loan Bank advances	2,195	2,514
Other borrowed funds	27	53
Subordinated debentures	772	774
Total interest expense	7,382	6,640
Net Interest Income	70,104	67,447
Provision for loan losses	765	1,122
Net interest income after provision for loan losses	69,339	66,325
Non-Interest Income
Service charges and other fees	12,999	12,219
Miscellaneous loan fees and charges	1,157	1,029
Gain on sale of loans	5,430	3,595
Gain (loss) on sale of investments	5	(51)
Other income	3,102	2,596
Total non-interest income	22,693	19,388
Non-Interest Expense
Compensation and employee benefits	32,244	28,634
Occupancy and equipment	7,362	6,613
Advertising and promotions	1,927	1,777
Data processing	1,249	1,288
Other real estate owned	758	507
Regulatory assessments and insurance	1,305	1,592
Core deposit intangibles amortization	731	710
Other expenses	9,921	8,949
Total non-interest expense	55,497	50,070
Income Before Income Taxes	36,535	35,643
Federal and state income tax expense	8,865	8,913
Net Income	$27,670	26,730
Basic earnings per share	$0.37	0.36
Diluted earnings per share	$0.37	0.36
Dividends declared per share	$0.18	0.16
Average outstanding shares - basic	75,206,348	74,437,393
Average outstanding shares - diluted	75,244,959	74,480,818

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Net Income	$27,670	26,730
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	5,181	14,603
Reclassification adjustment for (gains) losses included in net income	(4)	73
Net unrealized gains on available-for-sale securities	5,177	14,676
Tax effect	(1,979)	(5,680)
Net of tax amount	3,198	8,996
Unrealized losses on derivatives used for cash flow hedges	(5,993)	(5,479)
Reclassification adjustment for losses included in net income	1,251	—
Net unrealized losses on derivatives used for cash flow hedges	(4,742)	(5,479)
Tax effect	1,827	2,126
Net of tax amount	(2,915)	(3,353)
Total other comprehensive income, net of tax	283	5,643
Total Comprehensive Income	$27,953	32,373

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2015 and 2014

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	26,730	5,643	32,373
Cash dividends declared ($0.16 per share)	—	—	—	(11,942)	—	(11,942)
Stock issuances under stock incentive plans	92,370	1	1,036	—	—	1,037
Stock-based compensation and related taxes	—	—	242	—	—	242
Balance at March 31, 2014	74,465,666	$745	692,196	276,731	15,288	984,960
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income	—	—	—	27,670	283	27,953
Cash dividends declared ($0.18 per share)	—	—	—	(13,631)	—	(13,631)
Stock issuances under stock incentive plans	60,294	1	(290)	—	—	(289)
Stock issued in connection with acquisitions	443,644	4	10,772	—	—	10,776
Stock-based compensation and related taxes	—	—	668	—	—	668
Balance at March 31, 2015	75,530,030	$755	719,506	315,236	18,027	1,053,524

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Operating Activities
Net income	$27,670	26,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	765	1,122
Net amortization of investment securities premiums and discounts	6,282	7,619
Loans held for sale originated or acquired	(192,332)	(116,771)
Proceeds from sales of loans held for sale	193,667	135,309
Gain on sale of loans	(5,430)	(3,595)
(Gain) loss on sale of investments	(5)	51
Stock-based compensation expense, net of tax benefits	347	453
Excess tax (benefits) deficiencies from stock-based compensation	(102)	14
Depreciation of premises and equipment	3,206	2,685
Gain on sale of other real estate owned and write-downs, net	(2)	(524)
Amortization of core deposit intangibles	731	710
Net (increase) decrease in accrued interest receivable	(1,871)	624
Net decrease (increase) in other assets	2,619	(4,927)
Net decrease in accrued interest payable	(393)	(332)
Net increase in other liabilities	2,944	4,751
Net cash provided by operating activities	38,096	53,919
Investing Activities
Sales of available-for-sale securities	35,558	788
Maturities, prepayments and calls of available-for-sale securities	161,179	138,272
Purchases of available-for-sale securities	(311,895)	(58,192)
Maturities, prepayments and calls of held-to-maturity securities	460	3,930
Purchases of held-to-maturity securities	(50,005)	(5,618)
Principal collected on loans	332,693	323,418
Loans originated or acquired	(454,511)	(358,240)
Net addition of premises and equipment and other real estate owned	(3,889)	(1,771)
Proceeds from sale of other real estate owned	3,245	4,000
Net sale of non-marketable equity securities	514	—
Net cash received in acquisitions	19,712	—
Net cash (used in) provided by investing activities	(266,939)	46,587

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Financing Activities
Net (decrease) increase in deposits	$(33,240)	44,498
Net increase in securities sold under agreements to repurchase	27,188	13,928
Net decrease in short-term Federal Home Loan Bank advances	—	(126,000)
Proceeds from long-term Federal Home Loan Bank advances	—	60,000
Repayments of long-term Federal Home Loan Bank advances	(731)	(87,438)
Net decrease in other borrowed funds	(572)	(283)
Cash dividends paid	(22,557)	—
Excess tax benefits (deficiencies) from stock-based compensation	102	(14)
Stock-based compensation activity	(290)	837
Net cash used in by financing activities	(30,100)	(94,472)
Net (decrease) increase in cash and cash equivalents	(258,943)	6,034
Cash and cash equivalents at beginning of period	442,409	155,657
Cash and cash equivalents at end of period	$183,466	161,691
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,775	6,972
Cash paid during the period for income taxes	—	818
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$—	484,583
Sale and refinancing of other real estate owned	256	157
Transfer of loans to other real estate owned	3,217	4,105
Acquisitions
Fair value of common stock shares issued	10,776	—
Cash consideration for outstanding shares	12,219	—
Fair value of assets acquired	174,637	—
Liabilities assumed	152,779	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2015, the results of operations and comprehensive income for the three month periods ended March 31, 2015 and 2014, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2015 and 2014. The condensed consolidated statement of financial condition of the Company as of December 31, 2014 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results anticipated for the year ending December 31, 2015.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company, the Bank and all variable interest entities (“VIE”) for which the Company has both the power to direct the VIE’s significant activities and the obligation to absorb a majority of the expected losses and/or receive a majority of the expected residual returns. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. Each of the Bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

In February 2015, the Company completed its acquisition of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc. (“CB”), a community bank based in Ronan, Montana. In August 2014, the Company completed its acquisition of FNBR Holding Corporation and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

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

Impact of Recent Authoritative Accounting Guidance
The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of recently adopted or newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In February 2015, FASB amended FASB ASC Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and ends a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period with any adjustments reflected as of the beginning of the reporting year that includes the interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the reporting year of adoption or may apply the amendments retrospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principals for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early application is not permitted. The entity should apply the amendments using one of two retrospective methods described in the amendment. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In January 2014, FASB amended FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The amendments permit entities to make an accounting policy election for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The amendments should be applied retrospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of these amendments did not have a material effect on the Company’s financial position or results of operations.

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$53,114	17	(279)	52,852
U.S. government sponsored enterprises	77,958	314	(44)	78,228
State and local governments	960,495	40,771	(5,120)	996,146
Corporate bonds	378,549	2,329	(568)	380,310
Residential mortgage-backed securities	1,023,139	15,078	(1,660)	1,036,557
Total available-for-sale	2,493,255	58,509	(7,671)	2,544,093
Held-to-maturity
State and local governments	570,285	30,724	(3,882)	597,127
Total held-to-maturity	570,285	30,724	(3,882)	597,127
Total investment securities	$3,063,540	89,233	(11,553)	3,141,220

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$44	—	—	44
U.S. government sponsored enterprises	21,916	31	(2)	21,945
State and local governments	962,365	40,173	(4,569)	997,969
Corporate bonds	313,545	2,059	(750)	314,854
Residential mortgage-backed securities	1,043,897	11,205	(2,486)	1,052,616
Total available-for-sale	2,341,767	53,468	(7,807)	2,387,428
Held-to-maturity
State and local governments	520,997	32,925	(2,976)	550,946
Total held-to-maturity	520,997	32,925	(2,976)	550,946
Total investment securities	$2,862,764	86,393	(10,783)	2,938,374

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2015. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$138,909	139,512	—	—
Due after one year through five years	471,592	475,338	—	—
Due after five years through ten years	134,959	139,173	2,081	2,092
Due after ten years	724,656	753,513	568,204	595,035
	1,470,116	1,507,536	570,285	597,127
Residential mortgage-backed securities [1]	1,023,139	1,036,557	—	—
Total	$2,493,255	2,544,093	570,285	597,127
__________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Available-for-sale
Proceeds from sales and calls of investment securities	$62,703	11,927
Gross realized gains [1]	39	21
Gross realized losses [1]	(35)	(94)
Held-to-maturity
Proceeds from calls of investment securities	460	3,930
Gross realized gains [1]	1	22
Gross realized losses [1]	—	—
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$34,013	(279)	3	—	34,016	(279)
U.S. government sponsored enterprises	26,722	(44)	—	—	26,722	(44)
State and local governments	143,300	(2,157)	95,229	(2,963)	238,529	(5,120)
Corporate bonds	79,816	(503)	7,087	(65)	86,903	(568)
Residential mortgage-backed securities	120,745	(734)	47,038	(926)	167,783	(1,660)
Total available-for-sale	$404,596	(3,717)	149,357	(3,954)	553,953	(7,671)
Held-to-maturity
State and local governments	$65,748	(1,379)	66,621	(2,503)	132,369	(3,882)
Total held-to-maturity	$65,748	(1,379)	66,621	(2,503)	132,369	(3,882)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$—	—	3	—	3	—
U.S. government sponsored enterprises	13,793	(2)	—	—	13,793	(2)
State and local governments	91,082	(1,273)	115,927	(3,296)	207,009	(4,569)
Corporate bonds	60,289	(545)	7,874	(205)	68,163	(750)
Residential mortgage-backed securities	192,962	(926)	78,223	(1,560)	271,185	(2,486)
Total available-for-sale	$358,126	(2,746)	202,027	(5,061)	560,153	(7,807)
Held-to-maturity
State and local governments	$18,643	(624)	76,761	(2,352)	95,404	(2,976)
Total held-to-maturity	$18,643	(624)	76,761	(2,352)	95,404	(2,976)

Based on an analysis of its investment securities with unrealized losses as of March 31, 2015 and December 31, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At March 31, 2015, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Residential real estate loans	$637,465	611,463
Commercial loans
Real estate	2,418,843	2,337,548
Other commercial	1,007,173	925,900
Total	3,426,016	3,263,448
Consumer and other loans
Home equity	402,970	394,670
Other consumer	221,218	218,514
Total	624,188	613,184
Loans receivable [1]	4,687,669	4,488,095
Allowance for loan and lease losses	(129,856)	(129,753)
Loans receivable, net	$4,557,813	4,358,342
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $15,374,000 and $13,710,000 at March 31, 2015 and December 31, 2014, respectively.

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	765	440	(286)	1,112	(459)	(42)
Charge-offs	(1,297)	(14)	(445)	(694)	(31)	(113)
Recoveries	635	25	259	206	46	99
Balance at end of period	$129,856	15,131	67,327	31,515	9,519	6,364

	Three Months ended March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,122	(178)	40	933	203	124
Charge-offs	(1,586)	(36)	(181)	(1,163)	(113)	(93)
Recoveries	842	213	380	84	37	128
Balance at end of period	$130,729	14,066	70,571	28,484	9,426	8,182

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$10,324	1,262	2,426	5,974	172	490
Collectively evaluated for impairment	119,532	13,869	64,901	25,541	9,347	5,874
Total allowance for loan and lease losses	$129,856	15,131	67,327	31,515	9,519	6,364
Loans receivable
Individually evaluated for impairment	$162,546	19,014	98,466	34,636	6,497	3,933
Collectively evaluated for impairment	4,525,123	618,451	2,320,377	972,537	396,473	217,285
Total loans receivable	$4,687,669	637,465	2,418,843	1,007,173	402,970	221,218

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,597	853	2,967	6,836	447	494
Collectively evaluated for impairment	118,156	13,827	64,832	24,055	9,516	5,926
Total allowance for loan and lease losses	$129,753	14,680	67,799	30,891	9,963	6,420
Loans receivable
Individually evaluated for impairment	$161,366	19,576	105,264	25,321	6,901	4,304
Collectively evaluated for impairment	4,326,729	591,887	2,232,284	900,579	387,769	214,210
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three Months ended March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,317	5,107	12,957	14,144	403	1,706
Unpaid principal balance	35,663	5,187	13,561	14,297	419	2,199
Specific valuation allowance	10,324	1,262	2,426	5,974	172	490
Average balance	40,003	4,608	20,056	12,761	809	1,769
Loans without a specific valuation allowance
Recorded balance	$128,229	13,907	85,509	20,492	6,094	2,227
Unpaid principal balance	157,666	15,230	107,444	25,912	6,789	2,291
Average balance	121,953	14,686	81,809	17,218	5,891	2,349
Total
Recorded balance	$162,546	19,014	98,466	34,636	6,497	3,933
Unpaid principal balance	193,329	20,417	121,005	40,209	7,208	4,490
Specific valuation allowance	10,324	1,262	2,426	5,974	172	490
Average balance	161,956	19,294	101,865	29,979	6,700	4,118

	At or for the Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$45,688	4,110	27,155	11,377	1,214	1,832
Unpaid principal balance	48,477	4,276	28,048	12,461	1,336	2,356
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	53,339	5,480	24,519	19,874	1,039	2,427
Loans without a specific valuation allowance
Recorded balance	$115,678	15,466	78,109	13,944	5,687	2,472
Unpaid principal balance	145,038	16,683	100,266	19,117	6,403	2,569
Average balance	128,645	15,580	89,015	14,024	7,163	2,863
Total
Recorded balance	$161,366	19,576	105,264	25,321	6,901	4,304
Unpaid principal balance	193,515	20,959	128,314	31,578	7,739	4,925
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	181,984	21,060	113,534	33,898	8,202	5,290

Interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$26,255	4,585	9,663	7,621	2,997	1,389
Accruing loans 60-89 days past due	7,195	1,022	4,204	1,038	734	197
Accruing loans 90 days or more past due	2,357	222	47	2,056	—	32
Non-accrual loans	60,287	7,365	35,067	11,541	5,587	727
Total past due and non-accrual loans	96,094	13,194	48,981	22,256	9,318	2,345
Current loans receivable	4,591,575	624,271	2,369,862	984,917	393,652	218,873
Total loans receivable	$4,687,669	637,465	2,418,843	1,007,173	402,970	221,218

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,139	3,506	7,925	5,310	1,374	1,024
Accruing loans 60-89 days past due	6,765	1,686	3,592	609	679	199
Accruing loans 90 days or more past due	214	35	31	74	17	57
Non-accrual loans	61,882	6,798	39,717	8,421	5,969	977
Total past due and non-accrual loans	88,000	12,025	51,265	14,414	8,039	2,257
Current loans receivable	4,400,095	599,438	2,286,283	911,486	386,631	216,257
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	5	—	2	3	—	—
Pre-modification recorded balance	$3,085	—	2,182	903	—	—
Post-modification recorded balance	$3,085	—	2,182	903	—	—
Troubled debt restructurings that subsequently defaulted
Number of loans	6	—	—	3	2	1
Recorded balance	$174	—	—	57	116	1

	Three Months ended March 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	13	—	5	7	1	—
Pre-modification recorded balance	$5,110	—	2,475	2,439	196	—
Post-modification recorded balance	$4,481	—	2,475	1,810	196	—
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	2	—	—
Recorded balance	$42	—	—	42	—	—

The modifications for the TDRS that occurred during the three months ended March 31, 2015 and 2014 were typically for extensions of maturity date and a combination of an interest rate reduction, extension of the maturity date, or reduction in the face amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $3,595,000 and $4,413,000 for the three months ended March 31, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company had $1,135,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2015, the Company had $1,891,000 of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Net carrying value at beginning of period	$129,706	129,706
Acquisitions	1,137	—
Net carrying value at end of period	$130,843	129,706

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Gross carrying value	$171,002	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$130,843	129,706

The Company performed its annual goodwill impairment test during the third quarter of 2014 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred since the third quarter of 2014 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2015. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

For additional information on goodwill related to acquisitions, see Note 12.

Note 5. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets either one of the following criteria; 1) the entity’s total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has the power to direct the VIE’s significant activities and will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both.

The Company’s VIEs are regularly monitored to determine if any reconsideration events have occurred that could cause the primary beneficiary status to change. A previously unconsolidated VIE is consolidated when the Company becomes the primary beneficiary. A previously consolidated VIE is deconsolidated when the Company ceases to be the primary beneficiary or the entity is no longer a VIE.

Consolidated variable interest entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The Company also has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships. The CDEs and the LIHTC partnerships are VIEs. The underlying activities of the VIEs are community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The primary activities of the VIEs are recognized in commercial loans interest income, other non-interest income and other borrowed funds interest expense on the Company’s statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) and LIHTC partnership investment and determined that the Company continues to be the primary beneficiary of such VIEs. As the primary beneficiary, the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements.

The following table summarizes the carrying amounts of the consolidated VIEs’ assets and liabilities included in the Company’s statements of financial condition and are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,114	—	36,077	—
Premises and equipment, net	—	12,991	—	13,106
Accrued interest receivable	117	—	116	—
Other assets	550	379	616	258
Total assets	$36,781	13,370	36,809	13,364
Liabilities
Other borrowed funds	$4,555	1,690	4,555	1,690
Accrued interest payable	4	5	4	5
Other liabilities	158	—	185	—
Total liabilities	$4,717	1,695	4,744	1,695

The following table summarizes the net investment income or loss of the consolidated VIEs and the associated tax credits included in the Company’s statements of operations during the three months ended March 31, 2015 and 2014, respectively.

	Three Months ended
	March 31, 2015		March 31, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
VIE income (loss)	$209	(252)	209	(270)
Federal income tax credits	—	294	—	318

Unconsolidated variable interest entities
The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition.

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) amounted to $425,652,000 and $397,107,000 at March 31, 2015 and December 31, 2014, respectively, are short-term in nature, and are secured by residential mortgage-backed securities with carrying values of $474,377,000 and $479,345,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and is held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 7. Derivatives and Hedging Activities

As of March 31, 2015, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

In October 2014, the interest rate swap with the $160,000,000 notional amount began its payment term. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current period. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the three months ended March 31, 2015. Therefore, the aggregate fair value of the interest rate swap was recorded in other liabilities with changes recorded in other comprehensive income. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap. Interest expense recorded on this interest rate swap totaled $1,351,000 during 2015 and is reported as a component of interest expense on deposits. Unless the interest rate swap is terminated during the next year, the Company expects $5,064,000 of the unrealized loss reported in other comprehensive income at March 31, 2015 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Interest rate swaps
Amount of loss recognized in OCI (effective portion)	$(5,993)	(5,479)
Amount of loss reclassified from OCI to interest expense	(1,251)	—
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$21,410	—	21,410	16,668	—	16,668

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $27,133,000 at March 31, 2015. There was $0 collateral pledged from the counterparty to the Company as of March 31, 2015. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Consulting and outside services	$1,471	626
Debit card expenses	1,352	1,501
Postage	914	849
Telephone	809	820
Employee expenses	804	721
Printing and supplies	790	814
Checking and operating expenses	705	692
Loan expenses	609	536
VIE write-downs, losses and other expenses	607	620
Accounting and audit fees	450	468
ATM expenses	266	263
Legal fees	265	219
Other	879	820
Total other expenses	$9,921	8,949

Note 9. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Gains (Losses) on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2013	$8,485	1,160	9,645
Other comprehensive income before reclassification	8,951	(3,353)	5,598
Amounts reclassified from accumulated other comprehensive income	45	—	45
Net current period other comprehensive income	8,996	(3,353)	5,643
Balance at March 31, 2014	$17,481	(2,193)	15,288
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive income before reclassification	3,201	(3,682)	(481)
Amounts reclassified from accumulated other comprehensive income	(3)	767	764
Net current period other comprehensive income	3,198	(2,915)	283
Balance at March 31, 2015	$31,143	(13,116)	18,027

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2015	March 31, 2014
Net income available to common stockholders, basic and diluted	$27,670	26,730
Average outstanding shares - basic	75,206,348	74,437,393
Add: dilutive stock options and awards	38,611	43,425
Average outstanding shares - diluted	75,244,959	74,480,818
Basic earnings per share	$0.37	0.36
Diluted earnings per share	$0.37	0.36

There were 55,497 and 0 stock options and restricted stock awards excluded from the diluted average outstanding share calculation for the three months ended March 31, 2015 and 2014, respectively, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

Note 11. Fair Value of Assets and Liabilities

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2015 and 2014.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2015.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$52,852	—	52,852	—
U.S. government sponsored enterprises	78,228	—	78,228	—
State and local governments	996,146	—	996,146	—
Corporate bonds	380,310	—	380,310	—
Residential mortgage-backed securities	1,036,557	—	1,036,557	—
Total assets measured at fair value on a recurring basis	$2,544,093	—	2,544,093	—
Interest rate swaps	$21,410	—	21,410	—
Total liabilities measured at fair value on a recurring basis	$21,410	—	21,410	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$44	—	44	—
U.S. government sponsored enterprises	21,945	—	21,945	—
State and local governments	997,969	—	997,969	—
Corporate bonds	314,854	—	314,854	—
Residential mortgage-backed securities	1,052,616	—	1,052,616	—
Total assets measured at fair value on a recurring basis	$2,387,428	—	2,387,428	—
Interest rate swaps	$16,668	—	16,668	—
Total liabilities measured at fair value on a recurring basis	$16,668	—	16,668	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2015.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$535	—	—	535
Collateral-dependent impaired loans, net of ALLL	10,910	—	—	10,910
Total assets measured at fair value on a non-recurring basis	$11,445	—	—	11,445

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$3,000	—	—	3,000
Collateral-dependent impaired loans, net of ALLL	15,480	—	—	15,480
Total assets measured at fair value on a non-recurring basis	$18,480	—	—	18,480

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$535	Sales comparison approach	Selling costs	8.0% - 8.0% (8.0%)
Collateral-dependent impaired loans, net of ALLL	$378	Cost approach	Selling costs	7.0% - 10.0% (8.8%)
	5,616	Sales comparison approach	Selling costs	0.0% - 10.0% (8.7%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	4,916	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$10,910

	Fair Value December 31, 2014	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$2,393	Sales comparison approach	Selling costs	0.0% - 10.0% (5.8%)
			Adjustment to comparables	0.0% - 7.0% (0.5%)
	607	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$3,000
Collateral-dependent impaired loans, net of ALLL	$6	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	5,335	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	6,330	Sales comparison approach	Selling costs	0.0% - 10.0% (8.3%)
			Adjustment to comparables	0.0% - 30.0% (3.5%)
	3,809	Combined approach	Selling costs	8.0% - 10.0% (9.2%)
			Adjustment to comparables	10.0% - 20.0% (16.2%)
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

Federal Home Loan Bank advances: fair value of non-callable Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. Such rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company, including discussions with FHLB.

Securities sold under agreements to repurchase and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$183,466	183,466	—	—
Investment securities, available-for-sale	2,544,093	—	2,544,093	—
Investment securities, held-to-maturity	570,285	—	597,127	—
Loans held for sale	54,132	54,132	—	—
Loans receivable, net of ALLL	4,557,813	—	4,476,848	152,222
Accrued interest receivable	43,260	43,260	—	—
Non-marketable equity securities	54,277	—	54,277	—
Total financial assets	$8,007,326	280,858	7,672,345	152,222
Financial liabilities
Deposits	$6,458,792	5,082,499	1,380,870	—
FHLB advances	298,148	—	314,837	—
Repurchase agreements and other borrowed funds	432,355	—	432,355	—
Subordinated debentures	125,741	—	77,353	—
Accrued interest payable	3,893	3,893	—	—
Interest rate swaps	21,410	—	21,410	—
Total financial liabilities	$7,340,339	5,086,392	2,226,825	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$442,409	442,409	—	—
Investment securities, available-for-sale	2,387,428	—	2,387,428	—
Investment securities, held-to-maturity	520,997	—	550,946	—
Loans held for sale	46,726	46,726	—	—
Loans receivable, net of ALLL	4,358,342	—	4,288,417	149,769
Accrued interest receivable	40,587	40,587	—	—
Non-marketable equity securities	52,868	—	52,868	—
Total financial assets	$7,849,357	529,722	7,279,659	149,769
Financial liabilities
Deposits	$6,345,212	4,928,771	1,421,234	—
FHLB advances	296,944	—	312,363	—
Repurchase agreements and other borrowed funds	404,418	—	404,418	—
Subordinated debentures	125,705	—	76,711	—
Accrued interest payable	4,155	4,155	—	—
Interest rate swaps	16,668	—	16,668	—
Total financial liabilities	$7,193,102	4,932,926	2,231,394	—

Note 12. Mergers and Acquisitions

On February 28, 2015, the Company acquired 100 percent of the outstanding common stock of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana. CB provides banking services to individuals and businesses in western Montana, with banking offices located in Missoula, Polson, Ronan and Pablo, Montana. The acquisition allowed the Company to add several new markets in western Montana and complimented the Company’s presence in Missoula and Polson, Montana. The branches of CB have merged into Glacier Bank and have become a part of the Glacier Bank and First Security Bank of Missoula bank divisions. The CB acquisition was valued at $22,995,000 and resulted in the Company issuing 443,644 shares of its common stock and $12,219,000 in cash in exchange for all of CB’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the February 28, 2015 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and CB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of CB were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the February 28, 2015 acquisition date and CB’s results of operations have been included in the Company’s consolidated statements of operations since that date. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the CB acquisition:

(Dollars in thousands)	February 28, 2015
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$10,776
Cash consideration for outstanding shares	12,219
Contingent consideration	—
Total fair value of consideration transferred	22,995
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	31,931
Investment securities	42,350
Loans receivable	84,689
Core deposit intangible	2,087
Accrued income and other assets	13,580
Total identifiable assets acquired	174,637
Liabilities assumed
Deposits	146,820
FHLB advances and repurchase agreements	3,292
Accrued expenses and other liabilities	2,667
Total liabilities assumed	152,779
Total identifiable net assets	21,858
Goodwill recognized	$1,137

The fair value of the CB assets acquired includes loans with fair values of $84,689,000 and the gross principal and contractual interest due under the CB contracts is $88,817,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount is not expected to be collectible.

Core deposit intangible assets related to the CB acquisition totaled $2,087,000 with an estimated life of 10 years.

The Company incurred $595,000 of CB third-party acquisition-related costs during the three months ended March 31, 2015. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of CB was approximately $889,000 and net income was approximately $64,000 from February 28, 2015 to March 31, 2015. The following unaudited pro forma summary presents consolidated information of the Company as if the CB acquisition had occurred on January 1, 2014:

	Three Months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Net interest income and non-interest income	$93,954	88,778
Net income	27,671	26,916

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio;

•
the risks presented by the lingering economic recovery which could adversely affect credit quality, loan collateral values, other real estate owned (“OREO”) values, investment values, liquidity and capital levels, dividends and loan originations;

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

•	dependence on the Chief Executive Officer, the senior management team and the Presidents of the Glacier Bank (“Bank”) divisions;

•	potential interruption or breach in security of the Company’s systems; and

•	the Company’s success in managing risks involved in the foregoing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisition
On February 28, 2015, the Company completed the acquisition of Montana Community Banks, Inc., and its subsidiary, Community Bank, Inc. (“CB”), which has community banking offices in Missoula, Polson, Ronan and Pablo, Montana. The branches of CB have merged into Glacier Bank and have become a part of the Glacier Bank and First Security Bank of Missoula bank divisions. The total purchase price of the acquisition was $23.0 million, consisting of $12.2 million of cash paid and 443,644 shares of the Company’s common stock issued which resulted in $1.1 million of goodwill. The Company incurred $595 thousand of legal and professional expenses in connection with the acquisition. The Company’s results of operations and financial condition include the acquisition of CB from the February 28, 2015 acquisition date.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Cash and cash equivalents	$183,466	442,409	161,691	(258,943)	21,775
Investment securities, available-for-sale	2,544,093	2,387,428	2,669,180	156,665	(125,087)
Investment securities, held-to-maturity	570,285	520,997	481,476	49,288	88,809
Total investment securities	3,114,378	2,908,425	3,150,656	205,953	(36,278)
Loans receivable
Residential real estate	637,465	611,463	580,306	26,002	57,159
Commercial	3,426,016	3,263,448	2,928,995	162,568	497,021
Consumer and other	624,188	613,184	579,328	11,004	44,860
Loans receivable	4,687,669	4,488,095	4,088,629	199,574	599,040
Allowance for loan and lease losses	(129,856)	(129,753)	(130,729)	(103)	873
Loans receivable, net	4,557,813	4,358,342	3,957,900	199,471	599,913
Other assets	619,439	597,331	560,476	22,108	58,963
Total assets	$8,475,096	8,306,507	7,830,723	168,589	644,373

Total investment securities increased $206 million, or 7 percent, during the current quarter and decreased $36 million, or 1 percent, from March 31, 2014. The increase in the investment portfolio during the current quarter was the result of the Company redeploying excess liquidity into higher yielding investment securities. Investment securities represented 37 percent of total assets at March 31, 2015 compared to 35 percent at December 31, 2014 and 40 percent at March 31, 2014.

Excluding the loans receivable from the acquisition of CB, the loan portfolio increased by $115 million, or 10 percent annualized, during the current quarter with improvement in all loan categories including a $96.8 million increase in commercial loans. Excluding the CB acquisition and the First National Bank of the Rockies (“FNBR”) acquisition in August 2014, the loan portfolio increased $377 million, or 9 percent, since March 31, 2014 with increases in all loan categories of which $314 million of the increase came from growth in commercial loans.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Non-interest bearing deposits	$1,675,451	1,632,403	1,396,272	43,048	279,179
Interest bearing deposits	4,783,341	4,712,809	4,228,193	70,532	555,148
Securities sold under agreements to repurchase	425,652	397,107	327,322	28,545	98,330
Federal Home Loan Bank advances	298,148	296,944	686,744	1,204	(388,596)
Other borrowed funds	6,703	7,311	8,069	(608)	(1,366)
Subordinated debentures	125,741	125,705	125,597	36	144
Other liabilities	106,536	106,181	73,566	355	32,970
Total liabilities	$7,421,572	7,278,460	6,845,763	143,112	575,809

Excluding the acquisition of CB, non-interest bearing deposits at March 31, 2015 increased $1.3 million, or less than 1 percent, during the current quarter. Excluding the CB and FNBR acquisitions, non-interest bearing deposits increased $157 million, or 11 percent, from March 31, 2014. Interest bearing deposits of $4.783 billion at March 31, 2015 included $211 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Excluding the CB acquisition and the decrease of $37.8 million in wholesale deposits, interest bearing deposits at March 31, 2015 increased $3.3 million, or less than 1 percent, during the current quarter. Excluding the CB and FNBR acquisitions and an increase of $32.9 million in wholesale deposits, interest bearing deposits at March 31, 2015 increased $188 million, or 5 percent, from a year ago. Federal Home Loan Bank (“FHLB”) advances of $298 million at March 31, 2015 increased $1.2 million, or less than 1 percent, during the current quarter and decreased $389 million, or 57 percent, from March 31, 2014 as growth in deposits and continued balance sheet restructuring reduce the need for additional borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Common equity	$1,035,497	1,010,303	969,672	25,194	65,825
Accumulated other comprehensive income	18,027	17,744	15,288	283	2,739
Total stockholders’ equity	1,053,524	1,028,047	984,960	25,477	68,564
Goodwill and core deposit intangible, net	(143,099)	(140,606)	(138,508)	(2,493)	(4,591)
Tangible stockholders’ equity	$910,425	887,441	846,452	22,984	63,973
Stockholders’ equity to total assets	12.43%	12.38%	12.58%
Tangible stockholders’ equity to total tangible assets	10.93%	10.87%	11.00%
Book value per common share	$13.95	13.70	13.23	0.25	0.72
Tangible book value per common share	$12.05	11.83	11.37	0.22	0.68
Market price per share at end of period	$25.15	27.77	29.07	(2.62)	(3.92)

Tangible stockholders’ equity of $910 million at March 31, 2015 increased $23.0 million, or 3 percent, from the prior quarter which was primarily the result of $10.8 million of Company stock issued in connection with the CB acquisition and earnings retention. Tangible stockholders’ equity increased $64.0 million from a year ago as the result of earnings retention, Company stock issued in connection with the CB and FNBR acquisitions, and an increase in accumulated other comprehensive income. Tangible book value per common share of $12.05 increased $0.22 per share from the prior quarter and increased $0.68 per share from the prior year first quarter.

On March 25, 2015, the Company’s Board of Directors declared a cash dividend of $0.18 per share during the current quarter. The dividend was payable April 16, 2015 to shareholders of record on April 7, 2015. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2015
Compared to December 31, 2014 and March 31, 2014

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014	March 31, 2014
Net income	$27,670	28,054	26,730
Diluted earnings per share	$0.37	0.37	0.36
Return on average assets (annualized)	1.36%	1.37%	1.39%
Return on average equity (annualized)	10.72%	10.66%	11.04%

The Company reported net income of $27.7 million for the current quarter, an increase of $940 thousand, or 4 percent, from the $26.7 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.37 per share, an increase of $0.01, or 3 percent, from the prior year first quarter diluted earnings per share of $0.36. Included in the current quarter non-interest expense was $675 thousand of one-time acquisition and conversion related expenses and included in the current quarter was non-interest income of $336 thousand from insurance proceeds on a bank-owned life insurance policy.

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Net interest income
Interest income	$77,486	76,179	74,087	1,307	3,399
Interest expense	7,382	7,368	6,640	14	742
Total net interest income	70,104	68,811	67,447	1,293	2,657
Non-interest income
Service charges, loan fees, and other fees	14,156	15,129	13,248	(973)	908
Gain on sale of loans	5,430	5,424	3,595	6	1,835
Gain (loss) on sale of investments	5	(28)	(51)	33	56
Other income	3,102	3,453	2,596	(351)	506
Total non-interest income	22,693	23,978	19,388	(1,285)	3,305
	$92,797	92,789	86,835	8	5,962
Net interest margin (tax-equivalent)	4.03%	3.92%	4.02%

Net Interest Income
The current quarter interest income of $77.5 million increased $1.3 million, or 2 percent, from the prior quarter. The current quarter increase in interest income was primarily driven by increases in interest income on commercial loans and interest income from the investment securities portfolio. The current quarter interest income on commercial loans increased $1.1 million, or 3 percent, from the prior quarter and the current quarter interest income on investment securities increased $909 thousand, or 4 percent, from the prior quarter. The current quarter’s interest income increased $3.4 million, or 5 percent, over the prior year first quarter and was primarily attributable to higher interest income on commercial loans, which offset the decrease in interest income on investment securities. The current quarter interest income of $39.0 million on commercial loans increased $4.0 million, or 11 percent, over the prior year first quarter primarily the result of an increase in volume in commercial loans. Current quarter interest income of $23.0 million on investment securities decreased $1.4 million, or 6 percent, over the prior year first quarter as a result of a decrease in volume in investment securities.

The current quarter interest expense of $7.4 million increased $14 thousand, or less than 1 percent, from the prior quarter. The current quarter interest expense increased $742 thousand from the prior year first quarter, such increase attributed to the interest expense associated with the interest rate swap which started interest expense accruals in the fourth quarter of 2014. The total cost of funding (including non-interest bearing deposits) for the current quarter and prior quarter was 42 basis points compared to 40 basis points in the prior year first quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.03 percent compared to 3.92 percent in the prior quarter. The 11 basis points increase in the current quarter net interest margin was primarily driven by the 12 basis points increase in the yield on loans. The Company’s current quarter net interest margin increased 1 basis point from the prior year first quarter net interest margin of 4.02 percent.

Non-interest Income
Non-interest income for the current quarter totaled $22.7 million, a decrease of $1.3 million over the prior quarter and an increase of $3.3 million over the same quarter last year. Service fee income of $13.0 million, decreased $1.0 million, or 7 percent, from the prior quarter as a result of seasonal activity and increased $780 thousand, or 6 percent, from the prior year first quarter as a result of the increased number of deposit accounts. Gain of $5.4 million on the sale of the residential loans in the current quarter increased $1.8 million, or 51 percent, from the prior year first quarter as a result of an increase in mortgage refinancing activity. Other non-interest income for the current quarter of $3.1 million, decreased $351 thousand, or 10 percent, over the prior quarter due to a decrease of $411 thousand of insurance proceeds recognized from bank-owned life insurance policies. Other non-interest income for the current quarter increased $506 thousand, or 19 percent, over the prior year first quarter and was primarily attributable to $336 thousand of insurance proceeds recognized from a bank-owned life insurance policy during the current quarter. Included in other income was operating revenue of $71 thousand from OREO and gain of $346 thousand from the sale of OREO, a combined total of $417 thousand for the current quarter compared to $441 thousand for the prior quarter and $811 thousand for the prior year first quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Compensation and employee benefits	$32,244	30,807	28,634	1,437	3,610
Occupancy and equipment	7,362	7,191	6,613	171	749
Advertising and promotions	1,927	2,046	1,777	(119)	150
Data processing	1,249	1,815	1,288	(566)	(39)
Other real estate owned	758	893	507	(135)	251
Regulatory assessments and insurance	1,305	1,009	1,592	296	(287)
Core deposit intangibles amortization	731	716	710	15	21
Other expenses	9,921	11,221	8,949	(1,300)	972
Total non-interest expense	$55,497	55,698	50,070	(201)	5,427

Compensation and employee benefits for the current quarter increased by $1.4 million, or 5 percent, from the prior quarter due to the increased number of employees from the CB acquisition and increased benefit expenses. Compensation and employee benefits for the current quarter increased by $3.6 million from the prior year first quarter also due to the increased number of employees from the CB and FNBR acquisitions, along with additional benefit costs and salary increases. Current quarter occupancy and equipment expense increased $749 thousand, or 11 percent, from the prior year first quarter as a result of added costs associated with the CB and FNBR acquisitions. The current quarter data processing expense decreased $566 thousand, or 31 percent, from the prior quarter as a result of conversion related expenses in the fourth quarter of 2014. The current quarter OREO expense of $758 thousand included $414 thousand of operating expense, $224 thousand of fair value write-downs, and $120 thousand of loss on sale of OREO. Current quarter other expenses of $9.9 million decreased by $1.3 million, or 12 percent, from the prior quarter primarily from decreases in acquisition and conversion related expenses and decreases in expenses connected with New Markets Tax Credits (“NMTC”). Current quarter other expense increased $972 thousand, or 11 percent, from the prior year first quarter due to increases in acquisition-related expenses.

Efficiency Ratio
The efficiency ratio for the current quarter was 54.8 percent and the prior year first quarter was 53.47 percent. The 1.33 percent increase in efficiency ratio resulted from increases in non-interest expense primarily the result of increased compensation and other operational expenses, which exceeded the increases in net interest income from higher yielding earning assets and increases in non-interest income from greater mortgage refinancing activity.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2015	$765	$662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%
Second quarter 2013	1,078	1,030	3.56%	0.60%	1.64%

Net charged-off loans for the current quarter were $662 thousand, a decrease of $408 thousand from the prior quarter and a decrease of $82 thousand from the prior year first quarter. The current quarter provision for loan losses of $765 thousand increased $574 thousand from the prior quarter and decreased $357 thousand from the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of provision for loan loss expense.

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

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities are summarized below:

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$52,852	2%	$44	—%	$—	—%
U.S. government sponsored enterprises	78,228	3%	21,945	1%	9,942	—%
State and local governments	996,146	32%	997,969	34%	921,450	29%
Corporate bonds	380,310	12%	314,854	11%	435,685	14%
Residential mortgage-backed securities	1,036,557	33%	1,052,616	36%	1,302,103	42%
Total available-for-sale	2,544,093	82%	2,387,428	82%	2,669,180	85%
Held-to-maturity
State and local governments	570,285	18%	520,997	18%	481,476	15%
Total held-to-maturity	570,285	18%	520,997	18%	481,476	15%
Total investment securities	$3,114,378	100%	$2,908,425	100%	$3,150,656	100%

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

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$351,073	361,012	363,840	374,870
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	934,513	972,126	868,990	908,334
S&P: A+, A, A- / Moody’s: A1, A2, A3	232,239	246,830	233,751	248,592
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	1,015	1,053	—	—
Not rated by either entity	11,940	12,252	16,781	17,119
Below investment grade	—	—	—	—
Total	$1,530,780	1,593,273	1,483,362	1,548,915

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$806,531	841,665	765,710	803,152
General obligation - limited	257,167	270,168	271,428	284,865
Revenue	415,852	428,608	391,902	405,104
Certificate of participation	35,587	36,925	35,610	36,823
Other	15,643	15,907	18,712	18,971
Total	$1,530,780	1,593,273	1,483,362	1,548,915

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$204,011	211,447	208,129	216,483
Washington	148,202	156,444	150,691	159,259
Michigan	136,882	142,960	115,564	121,535
California	111,852	114,904	109,057	112,367
Pennsylvania	102,016	104,816	107,261	110,444
All other states	827,817	862,702	792,660	828,827
Total	$1,530,780	1,593,273	1,483,362	1,548,915

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at March 31, 2015. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$36	1.81%	$11,346	0.73%	$41,470	0.93%	$—	—%	$52,852	0.89%
U.S. government sponsored enterprises	7,663	2.38%	46,540	1.90%	24,025	2.03%	—	—%	—	—%	78,228	1.99%
State and local governments	39,308	1.97%	140,993	2.13%	103,802	3.28%	712,043	4.30%	—	—%	996,146	3.78%
Corporate bonds	92,541	2.07%	287,769	2.06%	—	—%	—	—%	—	—%	380,310	2.06%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,036,557	2.19%	1,036,557	2.19%
Total available-for-sale	139,512	2.06%	475,338	2.06%	139,173	2.85%	753,513	4.10%	1,036,557	2.19%	2,544,093	2.75%
Held-to-maturity
State and local governments	—	—%	—	—%	2,081	2.08%	568,204	4.27%	—	—%	570,285	4.26%
Total held-to-maturity	—	—%	—	—%	2,081	2.08%	568,204	4.27%	—	—%	570,285	4.26%
Total investment securities	$139,512	2.06%	$475,338	2.06%	$141,254	2.83%	$1,321,717	4.18%	$1,036,557	2.19%	$3,114,378	3.03%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by FHLB of Seattle and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of March 31, 2015, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2014, S&P reaffirmed its AA+ rating of U.S. government long-term debt and the outlook remains stable. In July 2013, Moody's upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. In September 2014, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at March 31, 2015 into two categories: investments purchased prior to 2015 and those purchased during 2015. Of those investments purchased prior to 2015, the fair market value and unrealized gain or loss at December 31, 2014 is also presented.

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2015
U.S. government and federal agency	$3	$—	—%	$3	$—	—%
U.S. government sponsored enterprises	2,950	(10)	—%	2,958	—	—%
State and local governments	331,233	(8,424)	(3)%	332,947	(7,235)	(2)%
Corporate bonds	31,545	(304)	(1)%	31,268	(655)	(2)%
Residential mortgage-backed securities	131,637	(1,619)	(1)%	140,414	(2,149)	(2)%
Total	$497,368	$(10,357)	(2)%	$507,590	$(10,039)	(2)%
Temporarily impaired securities purchased during 2015
U.S. government and federal agency	$34,013	$(279)	(1)%
U.S. government sponsored enterprises	23,772	(34)	—%
State and local governments	39,665	(578)	(1)%
Corporate bonds	55,358	(264)	—%
Residential mortgage-backed securities	36,146	(41)	—%
Total	$188,954	$(1,196)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$34,016	$(279)	(1)%
U.S. government sponsored enterprises	26,722	(44)	—%
State and local governments	370,898	(9,002)	(2)%
Corporate bonds	86,903	(568)	(1)%
Residential mortgage-backed securities	167,783	(1,660)	(1)%
Total	$686,322	$(11,553)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at March 31, 2015:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	1	$(113)
5.1% to 10.0%	17	(915)
0.1% to 5.0%	374	(10,525)
Total	392	$(11,553)

With respect to the duration of the impaired debt securities, the Company identified 129 securities which have been continuously impaired for the twelve months ending March 31, 2015. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 129 securities which have been continuously impaired for the twelve months ended March 31, 2015, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	1	$—	$—
State and local governments	116	(5,466)	(664)
Corporate bonds	3	(65)	(40)
Residential mortgage-backed securities	9	(926)	(453)
Total	129	$(6,457)

Based on the Company's analysis of its impaired debt securities as of March 31, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at March 31, 2015 were issued by Freddie Mac, Fannie Mae, the Government National Mortgage Association and other agencies of the United States government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at March 31, 2015 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$637,465	14%	$611,463	14%	$580,306	15%
Commercial loans
Real estate	2,418,843	53%	2,337,548	54%	2,071,032	52%
Other commercial	1,007,173	22%	925,900	21%	857,963	22%
Total	3,426,016	75%	3,263,448	75%	2,928,995	74%
Consumer and other loans
Home equity	402,970	9%	394,670	9%	363,112	9%
Other consumer	221,218	5%	218,514	5%	216,216	5%
Total	624,188	14%	613,184	14%	579,328	14%
Loans receivable	4,687,669	103%	4,488,095	103%	4,088,629	103%
Allowance for loan and lease losses	(129,856)	(3)%	(129,753)	(3)%	(130,729)	(3)%
Loans receivable, net	$4,557,813	100%	$4,358,342	100%	$3,957,900	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Other real estate owned	$28,124	27,804	27,332
Accruing loans 90 days or more past due
Residential real estate	222	35	146
Commercial	2,103	105	322
Consumer and other	32	74	101
Total	2,357	214	569
Non-accrual loans
Residential real estate	7,365	6,798	8,439
Commercial	46,608	48,138	60,254
Consumer and other	6,314	6,946	10,212
Total	60,287	61,882	78,905
Total non-performing assets [1]	$90,768	89,900	106,806
Non-performing assets as a percentage of subsidiary assets	1.07%	1.08%	1.37%
ALLL as a percentage of non-performing loans	207%	209%	164%
Accruing loans 30-89 days past due	$33,450	25,904	42,862
Accruing troubled debt restructurings	$69,397	69,129	77,311
Non-accrual troubled debt restructurings	$34,237	33,714	37,113
Interest income [2]	$721	3,005	965
__________

[1]	As of March 31, 2015, non-performing assets have not been reduced by U.S. government guarantees of $4.1 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at March 31, 2015 were $90.8 million, an increase of $868 thousand, or less than 1 percent, during the current quarter which was the result of the CB acquisition. Non-performing assets at March 31, 2015 decreased $16.0 million, or 15 percent, from a year ago. Land, lot and other construction loans (i.e., regulatory classification) continues to be the largest category and was $45.6 million, or 50 percent, of the non-performing assets at March 31, 2015. The Company has continued to make progress by reducing this category the past few years and the category decreased $2.1 million, or 4 percent, from the prior quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $33.5 million at March 31, 2015 increased $7.5 million from the prior quarter and decreased $9.4 million from the prior year first quarter.

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

For non-performing construction loans involving residential structures, the percentage-of-completion exceeds 95 percent at March 31, 2015. For non-performing construction loans involving commercial structures, the percentage-of-completion ranges from projects not started to projects completed at March 31, 2015. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage-of-completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 42 percent of the Company’s non-accrual loans as of March 31, 2015. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s $25.5 million of non-accrual construction loans at March 31, 2015, 92 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these states are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the lingering economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $163 million and $161 million as of March 31, 2015 and December 31, 2014, respectively. The ALLL includes specific valuation allowances of $10.3 million and $11.6 million of impaired loans as of March 31, 2015 and December 31, 2014, respectively. Of the total impaired loans at March 31, 2015, there were 28 significant commercial real estate and other commercial loans that accounted for $72.7 million, or 45 percent, of the impaired loans. The 28 loans were collateralized by 129 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2015, there were 192 loans aggregating $101.9 million, or 63 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $104 million and $103 million as of March 31, 2015 and December 31, 2014, respectively. The Company’s TDR loans are considered impaired loans of which $34.2 million and $33.7 million as of March 31, 2015 and December 31, 2014, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition and transfer of the loan into OREO during 2015 was $3.6 million of which $697 thousand was residential real estate loans, $2.9 million was commercial loans, and $18 thousand was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2015 was $3.2 million of which $675 thousand was residential real estate, $2.5 million was commercial, and $16 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance at beginning of period	$27,804	26,860	26,860
Acquisitions	464	3,928	—
Additions	3,217	11,493	4,105
Capital improvements	138	1,661	—
Write-downs	(224)	(691)	(53)
Sales	(3,275)	(15,447)	(3,580)
Balance at end of period	$28,124	27,804	27,332

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2015			December 31, 2014			March 31, 2014
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$15,131	12%	14%	$14,680	11%	13%	$14,066	11%	14%
Commercial real estate	67,327	52%	52%	67,799	52%	52%	70,571	54%	51%
Other commercial	31,515	24%	21%	30,891	24%	21%	28,484	22%	21%
Home equity	9,519	7%	8%	9,963	8%	9%	9,426	7%	9%
Other consumer	6,364	5%	5%	6,420	5%	5%	8,182	6%	5%
Total	$129,856	100%	100%	$129,753	100%	100%	$130,729	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance at beginning of period	$129,753	130,351	130,351
Provision for loan losses	765	1,912	1,122
Charge-offs
Residential real estate	(14)	(431)	(36)
Commercial loans	(1,139)	(4,860)	(1,344)
Consumer and other loans	(144)	(2,312)	(206)
Total charge-offs	(1,297)	(7,603)	(1,586)
Recoveries
Residential real estate	25	328	213
Commercial loans	465	3,757	464
Consumer and other loans	145	1,008	165
Total recoveries	635	5,093	842
Charge-offs, net of recoveries	(662)	(2,510)	(744)
Balance at end of period	$129,856	129,753	130,729
ALLL as a percentage of total loans	2.77%	2.89%	3.20%
Net charge-offs as a percentage of total loans	0.01%	0.06%	0.02%

The allowance was $130 million at March 31, 2015 and continued to remain stable compared to the prior periods. The allowance was 2.77 percent of total loans outstanding at March 31, 2015 compared to 2.89 percent at December 31, 2014 and 3.20 percent for the same quarter last year. The reduction in the allowance as a percentage of total loans was driven primarily by loan growth, stabilizing credit quality, and no allowance carried over from bank acquisitions as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2015 and 2014, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2015, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $103 thousand. During the same period in 2014, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $378 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 137 locations, including 129 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

There continues to be improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within the Company’s footprint and three of the Company’s states continue to outpace the one-year national rate. Personal income growth remains in positive territory for each of the Company’s states. The Federal Reserve Bank of Philadelphia’s composite state coincident indices reflected positive growth in each of the Company’s states over the last three months and the six month forecast of the state leading indices projects steady growth in the Company’s footprint. Unemployment rates in each of the Company’s states except Washington remain lower than the national unemployment rate of 5.5 percent for March 2015. Employment growth has remained positive in most industries across the Company’s footprint and the personal bankruptcy filing rate has declined nationally and in each of the Company’s states. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company has started to see positive signs throughout the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent and 12 percent of the Company’s total loan portfolio and accounted for 42 percent and 43 percent of the Company’s non-accrual loans at March 31, 2015 and December 31, 2014, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Specific valuation allowance	$10,324	11,597	10,236
General valuation allowance	119,532	118,156	120,493
Total ALLL	$129,856	129,753	130,729

During 2015, the ALLL increased by $103 thousand, the net result of a $1.3 million decrease in the specific valuation allowance and a $1.4 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $11.4 million decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $107 million in loans collectively evaluated for impairment, excluding the CB acquisition.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Custom and owner occupied construction	$51,693	$56,689	$44,333	(9)%	17%
Pre-sold and spec construction	44,865	47,406	34,786	(5)%	29%
Total residential construction	96,558	104,095	79,119	(7)%	22%
Land development	81,488	82,829	82,275	(2)%	(1)%
Consumer land or lots	97,519	101,818	104,308	(4)%	(7)%
Unimproved land	80,206	86,116	49,871	(7)%	61%
Developed lots for operative builders	14,210	14,126	15,984	1%	(11)%
Commercial lots	21,059	16,205	15,609	30%	35%
Other construction	148,535	150,075	84,214	(1)%	76%
Total land, lot, and other construction	443,017	451,169	352,261	(2)%	26%
Owner occupied	877,293	849,148	812,727	3%	8%
Non-owner occupied	704,990	674,381	611,093	5%	15%
Total commercial real estate	1,582,283	1,523,529	1,423,820	4%	11%
Commercial and industrial	585,501	547,910	523,071	7%	12%
Agriculture	340,364	310,785	269,886	10%	26%
1st lien	796,947	775,785	726,471	3%	10%
Junior lien	67,217	68,358	71,012	(2)%	(5)%
Total 1-4 family	864,164	844,143	797,483	2%	8%
Multifamily residential	177,187	160,426	143,438	10%	24%
Home equity lines of credit	347,693	334,788	298,073	4%	17%
Other consumer	141,347	133,773	131,030	6%	8%
Total consumer	489,040	468,561	429,103	4%	14%
Other	163,687	124,203	106,581	32%	54%
Total loans receivable, including loans held for sale	4,741,801	4,534,821	4,124,762	5%	15%
Less loans held for sale [1]	(54,132)	(46,726)	(36,133)	16%	50%
Total loans receivable	$4,687,669	$4,488,095	$4,088,629	4%	15%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Mar 31, 2015	Mar 31, 2015	Mar 31, 2015
Custom and owner occupied construction	$1,101	1,132	1,227	1,101	—	—
Pre-sold and spec construction	218	218	663	218	—	—
Total residential construction	1,319	1,350	1,890	1,319	—	—
Land development	21,220	20,842	24,555	11,250	—	9,970
Consumer land or lots	2,531	3,581	3,169	1,111	47	1,373
Unimproved land	13,448	14,170	12,965	10,826	—	2,622
Developed lots for operative builders	929	1,318	2,157	718	—	211
Commercial lots	2,496	2,660	2,842	249	—	2,247
Other construction	4,989	5,151	5,168	—	—	4,989
Total land, lot and other construction	45,613	47,722	50,856	24,154	47	21,412
Owner occupied	13,121	13,574	14,625	10,946	—	2,175
Non-owner occupied	3,771	3,013	3,563	1,649	—	2,122
Total commercial real estate	16,892	16,587	18,188	12,595	—	4,297
Commercial and industrial	6,367	4,375	5,030	6,270	50	47
Agriculture	2,845	3,074	3,484	2,397	—	448
1st lien	9,502	9,580	17,457	8,038	216	1,248
Junior lien	680	442	4,947	469	211	—
Total 1-4 family	10,182	10,022	22,404	8,507	427	1,248
Multifamily residential	—	440	156	—	—	—
Home equity lines of credit	5,507	6,099	4,434	4,864	—	643
Other consumer	243	231	364	181	33	29
Total consumer	5,750	6,330	4,798	5,045	33	672
Other	1,800	—	—	—	1,800	—
Total	$90,768	89,900	106,806	60,287	2,357	28,124

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
Custom and owner occupied construction	$—	$—	$277	n/m	(100)%
Pre-sold and spec construction	—	869	101	(100)%	(100)%
Total residential construction	—	869	378	(100)%	(100)%
Consumer land or lots	365	391	504	(7)%	(28)%
Unimproved land	278	267	420	4%	(34)%
Developed lots for operative builders	19	—	1,163	n/m	(98)%
Commercial lots	585	21	—	2,686%	n/m
Total land, lot and other construction	1,247	679	2,087	84%	(40)%
Owner occupied	4,841	5,971	9,099	(19)%	(47)%
Non-owner occupied	4,327	3,131	2,901	38%	49%
Total commercial real estate	9,168	9,102	12,000	1%	(24)%
Commercial and industrial	6,600	2,915	6,192	126%	7%
Agriculture	3,715	994	2,710	274%	37%
1st lien	7,307	6,804	15,018	7%	(51)%
Junior lien	384	491	503	(22)%	(24)%
Total 1-4 family	7,691	7,295	15,521	5%	(50)%
Multifamily Residential	676	—	1,535	n/m	(56)%
Home equity lines of credit	3,350	1,288	1,506	160%	122%
Other consumer	1,003	928	933	8%	8%
Total consumer	4,353	2,216	2,439	96%	78%
Other	—	1,834	—	(100)%	n/m
Total	$33,450	$25,904	$42,862	29%	(22)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Mar 31, 2015	Mar 31, 2015
Pre-sold and spec construction	$(9)	(94)	(16)	—	9
Land development	(23)	(390)	93	11	34
Consumer land or lots	(15)	375	(69)	24	39
Unimproved land	(50)	52	(5)	—	50
Developed lots for operative builders	(96)	(140)	(17)	—	96
Commercial lots	(1)	(6)	(2)	—	1
Other construction	(1)	—	—	—	1
Total land, lot and other construction	(186)	(109)	—	35	221
Owner occupied	316	669	(18)	347	31
Non-owner occupied	82	(162)	(185)	88	6
Total commercial real estate	398	507	(203)	435	37
Commercial and industrial	426	1,069	1,038	589	163
Agriculture	(4)	28	—	—	4
1st lien	(30)	372	(199)	16	46
Junior lien	(54)	183	38	—	54
Total 1-4 family	(84)	555	(161)	16	100
Multifamily residential	(20)	138	1	—	20
Home equity lines of credit	121	190	51	133	12
Other consumer	20	226	34	89	69
Total consumer	141	416	85	222	81
Total	$662	2,510	744	1,297	635

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

Deposits
The Company has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, regular statement savings, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. In addition, wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, money market deposit and certificate accounts. The Company’s deposits are summarized below:

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,675,451	26%	$1,632,403	26%	$1,396,272	25%
NOW accounts	1,313,036	20%	1,328,130	21%	1,083,583	20%
Savings accounts	748,590	12%	693,714	11%	633,884	11%
Money market deposit accounts	1,345,422	21%	1,274,525	20%	1,201,365	21%
Certificate accounts	1,164,909	18%	1,167,228	18%	1,130,921	20%
Wholesale deposits	211,384	3%	249,212	4%	178,440	3%
Total interest bearing deposits	4,783,341	74%	4,712,809	74%	4,228,193	75%
Total deposits	$6,458,792	100%	$6,345,212	100%	$5,624,465	100%

Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Borrowings
The Company borrows money through repurchase agreements. This process involves the selling of one or more of the securities in the Company’s investment portfolio and simultaneously entering into an agreement to repurchase that same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. Through a policy adopted by the Bank’s Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and have adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company enters into wholesale repurchase agreements as additional funding sources. The Company has not entered into reverse repurchase agreements.

The Bank is a member of the FHLB of Seattle which is one of twelve banks that comprise the FHLB system. As a member of FHLB, the Bank may borrow from FHLB on the security of FHLB stock, which the Bank is required to own as a member. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s total assets or on FHLB’s assessment of the institution’s credit-worthiness. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company. In February 2015, the FHLB of Seattle members and the FHLB of Des Moines members ratified the merger agreement approved by the FHLB boards of directors. The merger is expected to close once both FHLB of Seattle and FHLB of Des Moines have satisfied the conditions of the Federal Housing Finance Agency’s application which is anticipated to occur during the second quarter of 2015. FHLB of Seattle and FHLB of Des Moines are working closely with their members to transition through the merger process and the Company does not anticipate material changes to the advance products, liquidity, investment safekeeping, and services subsequent to the merger.

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2015	December 31, 2014
Repurchase agreements
Amount outstanding at end of period	$425,652	397,107
Weighted interest rate on outstanding amount	0.26%	0.27%
Maximum outstanding at any month-end	$425,652	397,107
Average balance	$371,340	317,745
Weighted-average interest rate	0.26%	0.27%
FHLB advances
Amount outstanding at end of period	$18,646	93,979
Weighted interest rate on outstanding amount	0.18%	2.81%
Maximum outstanding at any month-end	$18,854	618,084
Average balance	$21,437	295,422
Weighted-average interest rate	0.20%	0.24%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of March 31, 2015 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company at March 31, 2015:

(Dollars in thousands)	March 31, 2015
FHLB advances
Borrowing capacity	$1,436,507
Amount utilized	(298,148)
Amount available	$1,138,359
FRB discount window
Borrowing capacity	$837,823
Amount utilized	—
Amount available	$837,823
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government and federal agency	$52,852
U.S. government sponsored enterprises	71,762
State and local governments	881,212
Corporate bonds	252,285
Residential mortgage-backed securities	205,145
Total unencumbered securities	$1,463,256

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 75,530,030 have been issued as of March 31, 2015. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2015. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rule implements the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and substantially amends the regulatory risk-based capital rules applicable to the Company. To improve the quality of loss-absorbing capital, Basel III added a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of March 31, 2015. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	17.70%	16.44%	16.44%	12.31%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rule and believes that, as of March 31, 2015, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since March 31, 2015 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the three months ended March 31, 2015 and 2014 was $8.9 million and $8.9 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 24.3 percent and 25.0 percent, respectively. The primary reason for the current and prior years low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $12.6 million and $11.6 million for the three months ended March 31, 2015 and 2014, respectively. The benefits from federal income tax credits were $515 thousand and $545 thousand for the three months ended March 31, 2015 and 2014, respectively.

The Company has equity investments in Certified Development Entities which have received allocations of NMTCs. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the investment securities mature. The federal income tax credits on these investment securities are subject to federal and state income tax.

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

	Three Months ended			Three Months ended
	March 31, 2015			March 31, 2014
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$651,700	$7,761	4.76%	$609,534	$7,087	4.65%
Commercial loans [1]	3,282,867	39,605	4.89%	2,882,054	35,042	4.93%
Consumer and other loans	609,853	7,744	5.15%	576,625	7,643	5.38%
Total loans [2]	4,544,420	55,110	4.92%	4,068,213	49,772	4.96%
Tax-exempt investment securities [3]	1,302,174	18,493	5.68%	1,191,679	16,768	5.63%
Taxable investment securities [4]	1,904,835	10,754	2.26%	2,101,464	13,064	2.49%
Total earning assets	7,751,429	84,357	4.41%	7,361,356	79,604	4.39%
Goodwill and intangibles	140,726			138,901
Non-earning assets	379,581			317,625
Total assets	$8,271,736			$7,817,882
Liabilities
Non-interest bearing deposits	$1,618,132	$—	—%	$1,329,736	$—	—%
NOW accounts	1,311,330	268	0.08%	1,097,430	334	0.12%
Savings accounts	713,897	89	0.05%	628,947	80	0.05%
Money market deposit accounts	1,304,006	517	0.16%	1,187,525	600	0.20%
Certificate accounts	1,165,483	1,843	0.64%	1,132,828	1,984	0.71%
Wholesale deposits [5]	220,382	1,430	2.63%	148,417	91	0.25%
FHLB advances	299,975	2,195	2.93%	825,823	2,514	1.22%
Repurchase agreements, federal funds purchased and other borrowed funds	503,816	1,040	0.84%	439,700	1,037	0.96%
Total interest bearing liabilities	7,137,021	7,382	0.42%	6,790,406	6,640	0.40%
Other liabilities	88,143			45,787
Total liabilities	7,225,164			6,836,193
Stockholders’ Equity
Common stock	752			744
Paid-in capital	712,127			691,626
Retained earnings	314,004			274,865
Accumulated other comprehensive income	19,689			14,454
Total stockholders’ equity	1,046,572			981,689
Total liabilities and stockholders’ equity	$8,271,736			$7,817,882
Net interest income (tax-equivalent)		$76,975			$72,964
Net interest spread (tax-equivalent)			3.99%			3.99%
Net interest margin (tax-equivalent)			4.03%			4.02%

__________

[1]
Includes tax effect of $583 thousand on tax-exempt municipal loan and lease income for the three months ended March 31, 2015. The tax effect for the three months ended March 31, 2014 was not significant.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $5.9 million and $5.1 million on tax-exempt investment security income for the three months ended March 31, 2015 and 2014, respectively.

[4]	Includes tax effect of $362 thousand and $372 thousand on federal income tax credits for the three months ended March 31, 2015 and 2014, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Three Months ended March 31,
	2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$490	184	674
Commercial loans (tax-equivalent)	4,874	(311)	4,563
Consumer and other loans	440	(339)	101
Investment securities (tax-equivalent)	(780)	195	(585)
Total interest income	5,024	(271)	4,753
Interest expense
NOW accounts	65	(131)	(66)
Savings accounts	11	(2)	9
Money market deposit accounts	59	(142)	(83)
Certificate accounts	57	(198)	(141)
Wholesale deposits	44	1,295	1,339
FHLB advances	(1,601)	1,282	(319)
Repurchase agreements, federal funds purchased and other borrowed funds	151	(148)	3
Total interest expense	(1,214)	1,956	742
Net interest income (tax-equivalent)	$6,238	(2,227)	4,011

Net interest income (tax-equivalent) increased $4.0 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in current year net interest income primarily resulted from increased growth of the Company’s commercial loan portfolio. The increase in interest expense was driven by interest expense associated with an interest rate swap which started interest expense accruals in the fourth quarter of 2014. The increase in interest expense was partially offset by the decrease in short-term FHLB advances as a result of the continued increase in deposits.

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

The Company’s assessment of market risk as of March 31, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2014 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2014 Annual Report. The risks and uncertainties described in the 2014 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

May 5, 2015	/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

May 5, 2015	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO