Form 10-Q
period 2015-06-30
GLACIER BANCORP INC
filed 2015-08-04
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 28, 2015 was 75,532,082. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Cash on hand and in banks	$120,783	122,834
Federal funds sold	—	1,025
Interest bearing cash deposits	234,936	318,550
Cash and cash equivalents	355,719	442,409
Investment securities, available-for-sale	2,361,830	2,387,428
Investment securities, held-to-maturity	593,314	520,997
Total investment securities	2,955,144	2,908,425
Loans held for sale	53,201	46,726
Loans receivable	4,807,431	4,488,095
Allowance for loan and lease losses	(130,519)	(129,753)
Loans receivable, net	4,676,912	4,358,342
Premises and equipment, net	186,858	179,175
Other real estate owned	26,686	27,804
Accrued interest receivable	44,563	40,587
Deferred tax asset	56,571	41,737
Core deposit intangible, net	11,501	10,900
Goodwill	130,843	129,706
Non-marketable equity securities	24,914	52,868
Other assets	66,898	67,828
Total assets	$8,589,810	8,306,507
Liabilities
Non-interest bearing deposits	$1,731,015	1,632,403
Interest bearing deposits	4,827,642	4,712,809
Securities sold under agreements to repurchase	408,935	397,107
Federal Home Loan Bank advances	329,470	296,944
Other borrowed funds	6,665	7,311
Subordinated debentures	125,776	125,705
Accrued interest payable	3,790	4,155
Other liabilities	100,066	102,026
Total liabilities	7,533,359	7,278,460
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	755	750
Paid-in capital	720,073	708,356
Retained earnings - substantially restricted	330,183	301,197
Accumulated other comprehensive income	5,440	17,744
Total stockholders’ equity	1,056,451	1,028,047
Total liabilities and stockholders’ equity	$8,589,810	8,306,507
Number of common stock shares issued and outstanding	75,531,258	75,026,092

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income
Residential real estate loans	$7,942	7,220	15,703	14,307
Commercial loans	40,698	35,267	79,720	70,309
Consumer and other loans	8,018	7,583	15,762	15,226
Investment securities	21,959	23,893	44,918	48,208
Total interest income	78,617	73,963	156,103	148,050
Interest Expense
Deposits	4,112	3,061	8,259	6,150
Securities sold under agreements to repurchase	232	192	473	402
Federal Home Loan Bank advances	2,217	2,447	4,412	4,961
Other borrowed funds	15	48	42	101
Subordinated debentures	793	780	1,565	1,554
Total interest expense	7,369	6,528	14,751	13,168
Net Interest Income	71,248	67,435	141,352	134,882
Provision for loan losses	282	239	1,047	1,361
Net interest income after provision for loan losses	70,966	67,196	140,305	133,521
Non-Interest Income
Service charges and other fees	14,303	13,547	27,302	25,766
Miscellaneous loan fees and charges	1,142	1,200	2,299	2,229
Gain on sale of loans	7,600	4,778	13,030	8,373
Loss on sale of investments	(98)	(48)	(93)	(99)
Other income	2,855	3,027	5,957	5,623
Total non-interest income	25,802	22,504	48,495	41,892
Non-Interest Expense
Compensation and employee benefits	32,729	28,988	64,973	57,622
Occupancy and equipment	7,810	6,733	15,172	13,346
Advertising and promotions	2,240	1,948	4,167	3,725
Data processing	1,593	2,032	2,842	3,320
Other real estate owned	1,377	566	2,135	1,073
Regulatory assessments and insurance	1,006	1,028	2,311	2,620
Core deposit intangibles amortization	755	693	1,486	1,403
Other expenses	12,435	10,685	22,356	19,634
Total non-interest expense	59,945	52,673	115,442	102,743
Income Before Income Taxes	36,823	37,027	73,358	72,670
Federal and state income tax expense	7,488	8,350	16,353	17,263
Net Income	$29,335	28,677	57,005	55,407
Basic earnings per share	$0.39	0.38	0.76	0.74
Diluted earnings per share	$0.39	0.38	0.76	0.74
Dividends declared per share	$0.19	0.17	0.37	0.33
Average outstanding shares - basic	75,530,591	74,467,576	75,369,366	74,452,568
Average outstanding shares - diluted	75,565,655	74,499,660	75,407,621	74,491,459

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$29,335	28,677	57,005	55,407
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(25,750)	20,714	(20,569)	35,317
Reclassification adjustment for losses included in net income	49	48	45	121
Net unrealized (losses) gains on available-for-sale securities	(25,701)	20,762	(20,524)	35,438
Tax effect	9,957	(8,056)	7,978	(13,736)
Net of tax amount	(15,744)	12,706	(12,546)	21,702
Unrealized gains (losses) on derivatives used for cash flow hedges	3,896	(6,190)	(2,097)	(11,669)
Reclassification adjustment for losses included in net income	1,257	—	2,508	—
Net unrealized gains (losses) on derivatives used for cash flow hedges	5,153	(6,190)	411	(11,669)
Tax effect	(1,996)	2,402	(169)	4,528
Net of tax amount	3,157	(3,788)	242	(7,141)
Total other comprehensive (loss) income, net of tax	(12,587)	8,918	(12,304)	14,561
Total Comprehensive Income	$16,748	37,595	44,701	69,968

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2015 and 2014

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	55,407	14,561	69,968
Cash dividends declared ($0.33 per share)	—	—	—	(24,629)	—	(24,629)
Stock issuances under stock incentive plans	94,612	1	763	—	—	764
Stock-based compensation and related taxes	—	—	662	—	—	662
Balance at June 30, 2014	74,467,908	$745	692,343	292,721	24,206	1,010,015
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income	—	—	—	57,005	(12,304)	44,701
Cash dividends declared ($0.37 per share)	—	—	—	(28,019)	—	(28,019)
Stock issuances under stock incentive plans	61,522	1	(300)	—	—	(299)
Stock issued in connection with acquisitions	443,644	4	10,772	—	—	10,776
Stock-based compensation and related taxes	—	—	1,245	—	—	1,245
Balance at June 30, 2015	75,531,258	$755	720,073	330,183	5,440	1,056,451

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014
Operating Activities
Net income	$57,005	55,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,047	1,361
Net amortization of investment securities premiums and discounts	13,376	14,606
Loans held for sale originated or acquired	(449,630)	(293,098)
Proceeds from sales of loans held for sale	460,799	298,399
Gain on sale of loans	(13,030)	(8,373)
Loss on sale of investments	93	99
Stock-based compensation expense, net of tax benefits	700	437
Excess tax (benefits) deficiencies from stock-based compensation	(102)	14
Depreciation of premises and equipment	6,658	5,545
Loss (gain) on sale of other real estate owned and write-downs, net	619	(969)
Amortization of core deposit intangibles	1,486	1,403
Net (increase) decrease in accrued interest receivable	(3,173)	133
Net decrease (increase) in other assets	3,983	(1,870)
Net decrease in accrued interest payable	(496)	(342)
Net (decrease) increase in other liabilities	(2,405)	2,960
Net cash provided by operating activities	76,930	75,712
Investing Activities
Sales of available-for-sale securities	35,558	16,639
Maturities, prepayments and calls of available-for-sale securities	346,230	309,569
Purchases of available-for-sale securities	(347,212)	(121,671)
Maturities, prepayments and calls of held-to-maturity securities	10,065	3,930
Purchases of held-to-maturity securities	(83,004)	(7,873)
Principal collected on loans	723,316	630,875
Loans originated or acquired	(967,774)	(783,843)
Net addition of premises and equipment and other real estate owned	(7,403)	(5,614)
Proceeds from sale of other real estate owned	6,288	6,730
Net sale (purchase) of non-marketable equity securities	29,877	(523)
Net cash received in acquisitions	19,712	—
Net cash (used in) provided by investing activities	(234,347)	48,219

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014
Financing Activities
Net increase in deposits	$66,625	165,869
Net increase in securities sold under agreements to repurchase	10,472	1,846
Net decrease in short-term Federal Home Loan Bank advances	—	(256,000)
Proceeds from long-term Federal Home Loan Bank advances	50,000	175,000
Repayments of long-term Federal Home Loan Bank advances	(19,410)	(151,877)
Net decrease in other borrowed funds	(575)	(949)
Cash dividends paid	(36,188)	(11,942)
Excess tax benefits (deficiencies) from stock-based compensation	102	(14)
Stock-based compensation activity	(299)	837
Net cash provided by (used in) financing activities	70,727	(77,230)
Net (decrease) increase in cash and cash equivalents	(86,690)	46,701
Cash and cash equivalents at beginning of period	442,409	155,657
Cash and cash equivalents at end of period	$355,719	202,358
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$15,248	13,510
Cash paid during the period for income taxes	15,961	16,818
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$—	484,583
Sale and refinancing of other real estate owned	265	501
Transfer of loans to other real estate owned	5,181	5,740
Acquisitions
Fair value of common stock shares issued	10,776	—
Cash consideration for outstanding shares	12,219	—
Fair value of assets acquired	174,637	—
Liabilities assumed	152,779	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2015, the results of operations and comprehensive income for the three and six month periods ended June 30, 2015 and 2014, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2015 and 2014. The condensed consolidated statement of financial condition of the Company as of December 31, 2014 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results anticipated for the year ending December 31, 2015.

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

In February 2015, the Company completed its acquisition of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana (collectively, “CB”). In August 2014, the Company completed its acquisition of FNBR Holding Corporation and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

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

Home Equity.  Home equity loans consist of junior lien mortgages and first and junior lien lines of credit (revolving open-end and amortizing closed-end) secured by owner-occupied 1-4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans is impacted by economic conditions within the Company’s market areas that affect the value of the residential property securing the loans and affect the borrowers' personal incomes.  Mitigating risk factors for this loan class are a large number of borrowers, geographic dispersion of market areas and the loans are originated for terms that range from 10 years to 20 years.

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

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$51,889	13	(405)	51,497
U.S. government sponsored enterprises	81,085	32	(356)	80,761
State and local governments	938,088	29,310	(9,346)	958,052
Corporate bonds	355,140	1,482	(773)	355,849
Residential mortgage-backed securities	910,491	11,298	(6,118)	915,671
Total available-for-sale	2,336,693	42,135	(16,998)	2,361,830
Held-to-maturity
State and local governments	593,314	23,308	(7,841)	608,781
Total held-to-maturity	593,314	23,308	(7,841)	608,781
Total investment securities	$2,930,007	65,443	(24,839)	2,970,611

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$44	—	—	44
U.S. government sponsored enterprises	21,916	31	(2)	21,945
State and local governments	962,365	40,173	(4,569)	997,969
Corporate bonds	313,545	2,059	(750)	314,854
Residential mortgage-backed securities	1,043,897	11,205	(2,486)	1,052,616
Total available-for-sale	2,341,767	53,468	(7,807)	2,387,428
Held-to-maturity
State and local governments	520,997	32,925	(2,976)	550,946
Total held-to-maturity	520,997	32,925	(2,976)	550,946
Total investment securities	$2,862,764	86,393	(10,783)	2,938,374

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2015. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$130,166	130,744	—	—
Due after one year through five years	449,624	451,570	—	—
Due after five years through ten years	137,566	139,651	5,462	5,384
Due after ten years	708,846	724,194	587,852	603,397
	1,426,202	1,446,159	593,314	608,781
Residential mortgage-backed securities [1]	910,491	915,671	—	—
Total	$2,336,693	2,361,830	593,314	608,781
__________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Available-for-sale
Proceeds from sales and calls of investment securities	$11,918	21,773	74,621	33,700
Gross realized gains [1]	43	160	82	181
Gross realized losses [1]	(92)	(208)	(127)	(302)
Held-to-maturity
Proceeds from calls of investment securities	9,605	—	10,065	3,930
Gross realized gains [1]	14	—	15	22
Gross realized losses [1]	(63)	—	(63)	—
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$48,276	(405)	3	—	48,279	(405)
U.S. government sponsored enterprises	64,511	(356)	—	—	64,511	(356)
State and local governments	228,286	(5,018)	106,178	(4,328)	334,464	(9,346)
Corporate bonds	128,016	(736)	3,635	(37)	131,651	(773)
Residential mortgage-backed securities	271,261	(4,307)	48,782	(1,811)	320,043	(6,118)
Total available-for-sale	$740,350	(10,822)	158,598	(6,176)	898,948	(16,998)
Held-to-maturity
State and local governments	$126,065	(4,113)	65,860	(3,728)	191,925	(7,841)
Total held-to-maturity	$126,065	(4,113)	65,860	(3,728)	191,925	(7,841)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$—	—	3	—	3	—
U.S. government sponsored enterprises	13,793	(2)	—	—	13,793	(2)
State and local governments	91,082	(1,273)	115,927	(3,296)	207,009	(4,569)
Corporate bonds	60,289	(545)	7,874	(205)	68,163	(750)
Residential mortgage-backed securities	192,962	(926)	78,223	(1,560)	271,185	(2,486)
Total available-for-sale	$358,126	(2,746)	202,027	(5,061)	560,153	(7,807)
Held-to-maturity
State and local governments	$18,643	(624)	76,761	(2,352)	95,404	(2,976)
Total held-to-maturity	$18,643	(624)	76,761	(2,352)	95,404	(2,976)

Based on an analysis of its investment securities with unrealized losses as of June 30, 2015 and December 31, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At June 30, 2015, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Residential real estate loans	$635,674	611,463
Commercial loans
Real estate	2,454,369	2,337,548
Other commercial	1,074,905	925,900
Total	3,529,274	3,263,448
Consumer and other loans
Home equity	410,708	394,670
Other consumer	231,775	218,514
Total	642,483	613,184
Loans receivable [1]	4,807,431	4,488,095
Allowance for loan and lease losses	(130,519)	(129,753)
Loans receivable, net	$4,676,912	4,358,342
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $13,312,000 and $13,710,000 at June 30, 2015 and December 31, 2014, respectively.

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,856	15,131	67,327	31,515	9,519	6,364
Provision for loan losses	282	(258)	491	532	(559)	76
Charge-offs	(1,301)	(44)	(303)	(675)	(122)	(157)
Recoveries	1,682	21	1,182	111	108	260
Balance at end of period	$130,519	14,850	68,697	31,483	8,946	6,543

	Three Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,729	14,066	70,571	28,484	9,426	8,182
Provision for loan losses	239	915	(2,229)	1,334	308	(89)
Charge-offs	(1,738)	(377)	(83)	(586)	(186)	(506)
Recoveries	1,406	20	670	357	177	182
Balance at end of period	$130,636	14,624	68,929	29,589	9,725	7,769

	Six Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	1,047	182	205	1,644	(1,018)	34
Charge-offs	(2,598)	(58)	(748)	(1,369)	(153)	(270)
Recoveries	2,317	46	1,441	317	154	359
Balance at end of period	$130,519	14,850	68,697	31,483	8,946	6,543

	Six Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,361	737	(2,189)	2,267	511	35
Charge-offs	(3,324)	(413)	(264)	(1,749)	(299)	(599)
Recoveries	2,248	233	1,050	441	214	310
Balance at end of period	$130,636	14,624	68,929	29,589	9,725	7,769

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$7,254	793	2,546	3,306	111	498
Collectively evaluated for impairment	123,265	14,057	66,151	28,177	8,835	6,045
Total allowance for loan and lease losses	$130,519	14,850	68,697	31,483	8,946	6,543
Loans receivable
Individually evaluated for impairment	$151,732	18,199	94,860	28,061	6,580	4,032
Collectively evaluated for impairment	4,655,699	617,475	2,359,509	1,046,844	404,128	227,743
Total loans receivable	$4,807,431	635,674	2,454,369	1,074,905	410,708	231,775

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,597	853	2,967	6,836	447	494
Collectively evaluated for impairment	118,156	13,827	64,832	24,055	9,516	5,926
Total allowance for loan and lease losses	$129,753	14,680	67,799	30,891	9,963	6,420
Loans receivable
Individually evaluated for impairment	$161,366	19,576	105,264	25,321	6,901	4,304
Collectively evaluated for impairment	4,326,729	591,887	2,232,284	900,579	387,769	214,210
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three or Six Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,014	5,055	15,111	11,862	234	1,752
Unpaid principal balance	35,374	5,186	15,505	12,184	253	2,246
Specific valuation allowance	7,254	793	2,546	3,306	111	498
Average balance - three months	34,166	5,081	14,034	13,003	319	1,729
Average balance - six months	38,006	4,757	18,408	12,461	617	1,763
Loans without a specific valuation allowance
Recorded balance	$117,718	13,144	79,749	16,199	6,346	2,280
Unpaid principal balance	146,826	14,440	101,325	21,622	7,100	2,339
Average balance - three months	122,973	13,525	82,629	18,345	6,220	2,254
Average balance - six months	120,541	14,172	81,122	16,878	6,042	2,327
Total
Recorded balance	$151,732	18,199	94,860	28,061	6,580	4,032
Unpaid principal balance	182,200	19,626	116,830	33,806	7,353	4,585
Specific valuation allowance	7,254	793	2,546	3,306	111	498
Average balance - three months	157,139	18,606	96,663	31,348	6,539	3,983
Average balance - six months	158,547	18,929	99,530	29,339	6,659	4,090

	At or for the Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$45,688	4,110	27,155	11,377	1,214	1,832
Unpaid principal balance	48,477	4,276	28,048	12,461	1,336	2,356
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	53,339	5,480	24,519	19,874	1,039	2,427
Loans without a specific valuation allowance
Recorded balance	$115,678	15,466	78,109	13,944	5,687	2,472
Unpaid principal balance	145,038	16,683	100,266	19,117	6,403	2,569
Average balance	128,645	15,580	89,015	14,024	7,163	2,863
Total
Recorded balance	$161,366	19,576	105,264	25,321	6,901	4,304
Unpaid principal balance	193,515	20,959	128,314	31,578	7,739	4,925
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	181,984	21,060	113,534	33,898	8,202	5,290

Interest income recognized on impaired loans for the six months ended June 30, 2015 and 2014 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,801	473	10,057	6,484	1,943	844
Accruing loans 60-89 days past due	8,673	858	5,616	765	1,169	265
Accruing loans 90 days or more past due	618	—	396	33	—	189
Non-accrual loans	56,918	7,038	33,671	9,610	5,902	697
Total past due and non-accrual loans	86,010	8,369	49,740	16,892	9,014	1,995
Current loans receivable	4,721,421	627,305	2,404,629	1,058,013	401,694	229,780
Total loans receivable	$4,807,431	635,674	2,454,369	1,074,905	410,708	231,775

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,139	3,506	7,925	5,310	1,374	1,024
Accruing loans 60-89 days past due	6,765	1,686	3,592	609	679	199
Accruing loans 90 days or more past due	214	35	31	74	17	57
Non-accrual loans	61,882	6,798	39,717	8,421	5,969	977
Total past due and non-accrual loans	88,000	12,025	51,265	14,414	8,039	2,257
Current loans receivable	4,400,095	599,438	2,286,283	911,486	386,631	216,257
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	15	—	7	5	—	3
Pre-modification recorded balance	$4,038	—	2,828	1,006	—	204
Post-modification recorded balance	$3,744	—	2,748	792	—	204
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	1	—	1
Recorded balance	$101	—	—	99	—	2

	Three Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	13	—	3	8	1	1
Pre-modification recorded balance	$19,166	—	1,957	17,160	46	3
Post-modification recorded balance	$19,158	—	2,000	17,109	46	3
Troubled debt restructurings that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$10	—	—	10	—	—

	Six Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	20	—	9	8	—	3
Pre-modification recorded balance	$7,123	—	5,010	1,909	—	204
Post-modification recorded balance	$6,829	—	4,930	1,695	—	204
Troubled debt restructurings that subsequently defaulted
Number of loans	4	—	—	1	2	1
Recorded balance	$217	—	—	99	116	2

	Six Months ended June 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	26	—	8	15	2	1
Pre-modification recorded balance	$24,276	—	4,432	19,599	242	3
Post-modification recorded balance	$23,639	—	4,475	18,919	242	3
Troubled debt restructurings that subsequently defaulted
Number of loans	2	—	—	2	—	—
Recorded balance	$27	—	—	27	—	—

The modifications for the TDRs that occurred during the six months ended June 30, 2015 and 2014 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $5,494,000 and $6,604,000 for the six months ended June 30, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had $1,007,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2015, the Company had $1,626,000 of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net carrying value at beginning of period	$130,843	129,706	129,706	129,706
Acquisitions	—	—	1,137	—
Net carrying value at end of period	$130,843	129,706	130,843	129,706

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Gross carrying value	$171,002	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$130,843	129,706

The Company performed its annual goodwill impairment test during the third quarter of 2014 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred since the third quarter of 2014 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2015. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

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

	June 30, 2015		December 31, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,114	—	36,077	—
Premises and equipment, net	—	12,893	—	13,106
Accrued interest receivable	113	—	116	—
Other assets	478	346	616	258
Total assets	$36,705	13,239	36,809	13,364
Liabilities
Other borrowed funds	$4,555	1,663	4,555	1,690
Accrued interest payable	4	5	4	5
Other liabilities	67	—	185	—
Total liabilities	$4,626	1,668	4,744	1,695

The following table summarizes the net investment loss of the consolidated VIEs and the associated tax credits included in the Company’s statements of operations during the three and six months ended June 30, 2015 and 2014.

	Three Months ended				Six Months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
VIE loss	$(899)	(251)	(896)	(271)	(690)	(503)	(687)	(541)
Federal income tax credits	1,165	293	1,164	317	1,165	587	1,164	635

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) amounted to $408,935,000 and $397,107,000 at June 30, 2015 and December 31, 2014, respectively, are almost entirely overnight in nature, and are secured by residential mortgage-backed securities with carrying values of $444,695,000 and $479,345,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 7. Derivatives and Hedging Activities

As of June 30, 2015, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

In October 2014, the interest rate swap with the $160,000,000 notional amount began its payment term. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current period. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the six months ended June 30, 2015. Therefore, the aggregate fair value of the interest rate swap was recorded in other liabilities with changes recorded in other comprehensive income. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap. Interest expense recorded on this interest rate swap totaled $2,717,000 during 2015 and is reported as a component of interest expense on deposits. Unless the interest rate swap is terminated during the next year, the Company expects $5,480,000 of the unrealized loss reported in other comprehensive income at June 30, 2015 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$3,896	(6,190)	(2,097)	(11,669)
Amount of loss reclassified from OCI to interest expense	(1,257)	—	(2,508)	—
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$16,256	—	16,256	16,668	—	16,668

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $23,821,000 at June 30, 2015. There was $0 collateral pledged from the counterparty to the Company as of June 30, 2015. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Consulting and outside services	$1,804	764	3,275	1,390
Debit card expenses	1,533	1,501	2,885	3,002
VIE write-downs, losses and other expenses	1,694	1,732	2,301	2,352
Postage	927	795	1,841	1,644
Employee expenses	991	858	1,795	1,579
Loan expenses	1,182	607	1,791	1,143
Printing and supplies	906	855	1,696	1,669
Telephone	828	720	1,637	1,540
Checking and operating expenses	742	862	1,447	1,554
Accounting and audit fees	409	385	859	853
ATM expenses	303	305	569	568
Legal fees	183	419	448	638
Other	933	882	1,812	1,702
Total other expenses	$12,435	10,685	22,356	19,634

Note 9. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Gains (Losses) on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2013	$8,485	1,160	9,645
Other comprehensive income (loss) before reclassification	21,628	(7,141)	14,487
Amounts reclassified from accumulated other comprehensive income	74	—	74
Net current period other comprehensive income (loss)	21,702	(7,141)	14,561
Balance at June 30, 2014	$30,187	(5,981)	24,206
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive (loss) income before reclassification	(12,574)	(1,294)	(13,868)
Amounts reclassified from accumulated other comprehensive income	28	1,536	1,564
Net current period other comprehensive (loss) income	(12,546)	242	(12,304)
Balance at June 30, 2015	$15,399	(9,959)	5,440

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income available to common stockholders, basic and diluted	$29,335	28,677	57,005	55,407
Average outstanding shares - basic	75,530,591	74,467,576	75,369,366	74,452,568
Add: dilutive stock options and awards	35,064	32,084	38,255	38,891
Average outstanding shares - diluted	75,565,655	74,499,660	75,407,621	74,491,459
Basic earnings per share	$0.39	0.38	0.76	0.74
Diluted earnings per share	$0.39	0.38	0.76	0.74

There were no stock options or restricted stock awards excluded from the diluted average outstanding share calculation for the six months ended June 30, 2015 and 2014, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2015 and 2014.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2015.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$51,497	—	51,497	—
U.S. government sponsored enterprises	80,761	—	80,761	—
State and local governments	958,052	—	958,052	—
Corporate bonds	355,849	—	355,849	—
Residential mortgage-backed securities	915,671	—	915,671	—
Total assets measured at fair value on a recurring basis	$2,361,830	—	2,361,830	—
Interest rate swaps	$16,256	—	16,256	—
Total liabilities measured at fair value on a recurring basis	$16,256	—	16,256	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$44	—	44	—
U.S. government sponsored enterprises	21,945	—	21,945	—
State and local governments	997,969	—	997,969	—
Corporate bonds	314,854	—	314,854	—
Residential mortgage-backed securities	1,052,616	—	1,052,616	—
Total assets measured at fair value on a recurring basis	$2,387,428	—	2,387,428	—
Interest rate swaps	$16,668	—	16,668	—
Total liabilities measured at fair value on a recurring basis	$16,668	—	16,668	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2015.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$5,021	—	—	5,021
Collateral-dependent impaired loans, net of ALLL	12,192	—	—	12,192
Total assets measured at fair value on a non-recurring basis	$17,213	—	—	17,213

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$3,000	—	—	3,000
Collateral-dependent impaired loans, net of ALLL	15,480	—	—	15,480
Total assets measured at fair value on a non-recurring basis	$18,480	—	—	18,480

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,479	Sales comparison approach	Selling costs	7.0% - 10.0% (7.4%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$5,021
Collateral-dependent impaired loans, net of ALLL	$253	Cost approach	Selling costs	0.0% - 10.0% (5.6%)
	6,179	Sales comparison approach	Selling costs	0.0% - 10.0% (8.8%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	5,760	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$12,192

	Fair Value December 31, 2014	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$2,393	Sales comparison approach	Selling costs	0.0% - 10.0% (5.8%)
			Adjustment to comparables	0.0% - 7.0% (0.5%)
	607	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$3,000
Collateral-dependent impaired loans, net of ALLL	$6	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	5,335	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	6,330	Sales comparison approach	Selling costs	0.0% - 10.0% (8.3%)
			Adjustment to comparables	0.0% - 30.0% (3.5%)
	3,809	Combined approach	Selling costs	8.0% - 10.0% (9.2%)
			Adjustment to comparables	10.0% - 20.0% (16.2%)
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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$355,719	355,719	—	—
Investment securities, available-for-sale	2,361,830	—	2,361,830	—
Investment securities, held-to-maturity	593,314	—	608,781	—
Loans held for sale	53,201	53,201	—	—
Loans receivable, net of ALLL	4,676,912	—	4,608,899	144,478
Accrued interest receivable	44,563	44,563	—	—
Non-marketable equity securities	24,914	—	24,914	—
Total financial assets	$8,110,453	453,483	7,604,424	144,478
Financial liabilities
Deposits	$6,558,657	5,215,156	1,347,635	—
FHLB advances	329,470	—	339,179	—
Repurchase agreements and other borrowed funds	415,600	—	415,600	—
Subordinated debentures	125,776	—	78,442	—
Accrued interest payable	3,790	3,790	—	—
Interest rate swaps	16,256	—	16,256	—
Total financial liabilities	$7,449,549	5,218,946	2,197,112	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$442,409	442,409	—	—
Investment securities, available-for-sale	2,387,428	—	2,387,428	—
Investment securities, held-to-maturity	520,997	—	550,946	—
Loans held for sale	46,726	46,726	—	—
Loans receivable, net of ALLL	4,358,342	—	4,288,417	149,769
Accrued interest receivable	40,587	40,587	—	—
Non-marketable equity securities	52,868	—	52,868	—
Total financial assets	$7,849,357	529,722	7,279,659	149,769
Financial liabilities
Deposits	$6,345,212	4,928,771	1,421,234	—
FHLB advances	296,944	—	312,363	—
Repurchase agreements and other borrowed funds	404,418	—	404,418	—
Subordinated debentures	125,705	—	76,711	—
Accrued interest payable	4,155	4,155	—	—
Interest rate swaps	16,668	—	16,668	—
Total financial liabilities	$7,193,102	4,932,926	2,231,394	—

Note 12. Mergers and Acquisitions

On February 28, 2015, the Company acquired 100 percent of the outstanding common stock of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana. CB provides banking services to individuals and businesses in western Montana, with banking offices located in Missoula, Polson, Ronan and Pablo, Montana. The acquisition allowed the Company to add new markets in western Montana and complimented the Company’s presence in Missoula and Polson, Montana. The branches of CB have become a part of the Glacier Bank and First Security Bank of Missoula bank divisions. The CB acquisition was valued at $22,995,000 and resulted in the Company issuing 443,644 shares of its common stock and $12,219,000 in cash in exchange for all of CB’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the February 28, 2015 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and CB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

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

The Company incurred $1,427,000 of third-party acquisition-related costs in connection with the CB acquisition during the six months ended June 30, 2015. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of CB was approximately $3,028,000 and the net loss was approximately $173,000 from February 28, 2015 to June 30, 2015. The following unaudited pro forma summary presents consolidated information of the Company as if the CB acquisition had occurred on January 1, 2014:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net interest income and non-interest income	$97,050	91,956	191,004	180,734
Net income	29,335	28,882	57,006	55,798

Note 13. Subsequent Event

On July 30, 2015, the Company announced the signing of a definitive agreement to acquire Cañon National Bank, a community bank based in Cañon City, Colorado. Cañon National Bank provides community banking services to individuals and businesses in south central Colorado, with banking offices located in Colorado Springs, Pueblo, Pueblo West, Cañon City, Colorado City and Florence, Colorado. As of June 30, 2015, Cañon National Bank had total assets of $253,000,000, gross loans of $159,000,000 and total deposits of $225,000,000. Upon closing of the transaction, which is anticipated to take place in the fourth quarter of 2015, the branches of Cañon National Bank will be merged into the Bank and will become part of the Bank of the San Juans division.

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

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisition
On February 28, 2015, the Company completed the acquisition of Montana Community Banks, Inc., and its subsidiary, Community Bank, Inc., which has community banking offices in Missoula, Polson, Ronan and Pablo, Montana (collectively, “CB”). The branches of CB have become a part of the Glacier Bank and First Security Bank of Missoula bank divisions. The total purchase price of the acquisition was $23.0 million, consisting of $12.2 million of cash paid and 443,644 shares of the Company’s common stock issued which resulted in $1.1 million of goodwill. The Company successfully converted CB’s core system over to the Company’s core system during the current quarter. The Company incurred $1.4 million of legal and professional expenses in connection with the CB acquisition and conversion during the current year. The Company’s results of operations and financial condition include the acquisition of CB from the February 28, 2015 acquisition date.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014
Cash and cash equivalents	$355,719	183,466	442,409	202,358	172,253	(86,690)	153,361
Investment securities, available-for-sale	2,361,830	2,544,093	2,387,428	2,559,411	(182,263)	(25,598)	(197,581)
Investment securities, held-to-maturity	593,314	570,285	520,997	483,557	23,029	72,317	109,757
Total investment securities	2,955,144	3,114,378	2,908,425	3,042,968	(159,234)	46,719	(87,824)
Loans receivable
Residential real estate	635,674	637,465	611,463	587,340	(1,791)	24,211	48,334
Commercial	3,529,274	3,426,016	3,263,448	3,023,915	103,258	265,826	505,359
Consumer and other	642,483	624,188	613,184	592,024	18,295	29,299	50,459
Loans receivable	4,807,431	4,687,669	4,488,095	4,203,279	119,762	319,336	604,152
Allowance for loan and lease losses	(130,519)	(129,856)	(129,753)	(130,636)	(663)	(766)	117
Loans receivable, net	4,676,912	4,557,813	4,358,342	4,072,643	119,099	318,570	604,269
Other assets	602,035	619,439	597,331	572,125	(17,404)	4,704	29,910
Total assets	$8,589,810	8,475,096	8,306,507	7,890,094	114,714	283,303	699,716

Total investment securities decreased $159 million, or 5 percent, during the current quarter and decreased $88 million, or 3 percent, from June 30, 2014. The decrease in the investment portfolio during the current quarter was the result of the Company redeploying security payments into the loan portfolio, although the Company continues to selectively purchase investment securities in the volatile market with its excess liquidity. Investment securities represented 34 percent of total assets at June 30, 2015 compared to 35 percent at December 31, 2014 and 39 percent at June 30, 2014.

The loan portfolio increased $120 million, or 3 percent, during the current quarter. The loan category with the largest dollar and percent increase during the current quarter was commercial loans which increased $103 million, or 3 percent. Excluding the CB acquisition and the First National Bank of the Rockies (“FNBR”) acquisition in August 2014, the loan portfolio increased $382 million, or 9 percent, since June 30, 2014 with $322 million of the increase coming from growth in commercial loans.

Effective May 31, 2015, the merger of the Federal Home Loan Bank (“FHLB”) of Seattle and the FHLB of Des Moines was completed with minimal disruption to the Company. Immediately following the merger, the FHLB of Seattle stock of $29.4 million was redeemed by FHLB of Des Moines.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014
Non-interest bearing deposits	$1,731,015	1,675,451	1,632,403	1,464,938	55,564	98,612	266,077
Interest bearing deposits	4,827,642	4,783,341	4,712,809	4,280,898	44,301	114,833	546,744
Securities sold under agreements to repurchase	408,935	425,652	397,107	315,240	(16,717)	11,828	93,695
FHLB advances	329,470	298,148	296,944	607,305	31,322	32,526	(277,835)
Other borrowed funds	6,665	6,703	7,311	7,367	(38)	(646)	(702)
Subordinated debentures	125,776	125,741	125,705	125,633	35	71	143
Other liabilities	103,856	106,536	106,181	78,698	(2,680)	(2,325)	25,158
Total liabilities	$7,533,359	7,421,572	7,278,460	6,880,079	111,787	254,899	653,280

Non-interest bearing deposits of $1.731 billion at June 30, 2015, increased $55.6 million, or 3 percent, from the prior quarter. Excluding the CB and FNBR acquisitions, non-interest bearing deposits increased $144 million, or 10 percent, from June 30, 2014. Interest bearing deposits of $4.828 billion at June 30, 2015 included $197 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Excluding the $14.1 million decrease in wholesale deposits, interest bearing deposits at June 30, 2015 increased $58.4 million, or 1 percent, during the current quarter. Excluding the CB and FNBR acquisitions and the decrease of $18.1 million in wholesale deposits, interest bearing deposits at June 30, 2015 increased $230 million, or 6 percent, from June 30, 2014.

FHLB advances of $329 million at June 30, 2015 increased $31.3 million, or 11 percent, during the current quarter as the Company took advantage of attractive term borrowings that were available from the FHLB of Seattle prior to the merger with FHLB of Des Moines. FHLB advances as of June 30, 2015, decreased $278 million, or 46 percent, from June 30, 2014 as growth in deposits and continued change in the balance sheet composition reduced the need for additional borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014
Common equity	$1,051,011	1,035,497	1,010,303	985,809	15,514	40,708	65,202
Accumulated other comprehensive income	5,440	18,027	17,744	24,206	(12,587)	(12,304)	(18,766)
Total stockholders’ equity	1,056,451	1,053,524	1,028,047	1,010,015	2,927	28,404	46,436
Goodwill and core deposit intangible, net	(142,344)	(143,099)	(140,606)	(137,815)	755	(1,738)	(4,529)
Tangible stockholders’ equity	$914,107	910,425	887,441	872,200	3,682	26,666	41,907

Stockholders’ equity to total assets	12.30%	12.43%	12.38%	12.80%
Tangible stockholders’ equity to total tangible assets	10.82%	10.93%	10.87%	11.25%
Book value per common share	$13.99	13.95	13.70	13.56	0.04	0.29	0.43
Tangible book value per common share	$12.10	12.05	11.83	11.71	0.05	0.27	0.39
Market price per share at end of period	$29.42	25.15	27.77	28.38	4.27	1.65	1.04

Tangible stockholders’ equity of $914 million at June 30, 2015 increased $3.7 million, or less than 1 percent, from the prior quarter which was primarily the result of earnings retention which offset the decrease in accumulated other comprehensive income. Tangible stockholders’ equity increased $41.9 million from a year ago as the result of earnings retention and Company stock issued in connection with the CB and FNBR acquisitions, both of which offset the decrease in accumulated other comprehensive income. Tangible book value per common share of $12.10 increased $0.05 per share from the prior quarter and increased $0.39 per share from the prior year second quarter.

Cash Dividend
On June 30, 2015, the Company’s Board of Directors declared a cash dividend of $0.19 per share, an increase of $0.01 per share, or 6 percent, over the prior quarter. The dividend was payable July 16, 2015 to shareholders of record on July 10, 2015. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2015
Compared to March 31, 2015 and June 30, 2014

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014
Net income	$29,335	27,670	28,677
Diluted earnings per share	$0.39	0.37	0.38
Return on average assets (annualized)	1.39%	1.36%	1.47%
Return on average equity (annualized)	11.05%	10.72%	11.45%

The Company reported net income of $29.3 million for the current quarter, an increase of $658 thousand, or 2 percent, from the $28.7 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.39 per share, an increase of $0.01, or 3 percent, from the prior year second quarter diluted earnings per share of $0.38. Included in the current quarter non-interest expense was $1.4 million of one-time expenses including conversion related expenses.

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2014
Net interest income
Interest income	$78,617	77,486	73,963	1,131	4,654
Interest expense	7,369	7,382	6,528	(13)	841
Total net interest income	71,248	70,104	67,435	1,144	3,813
Non-interest income
Service charges, loan fees, and other fees	15,445	14,156	14,747	1,289	698
Gain on sale of loans	7,600	5,430	4,778	2,170	2,822
(Loss) gain on sale of investments	(98)	5	(48)	(103)	(50)
Other income	2,855	3,102	3,027	(247)	(172)
Total non-interest income	25,802	22,693	22,504	3,109	3,298
	$97,050	92,797	89,939	4,253	7,111
Net interest margin (tax-equivalent)	3.98%	4.03%	3.99%

Net Interest Income
In the current quarter, interest income of $78.6 million increased $1.1 million, or 1 percent from the prior quarter. The current quarter increase in interest income was primarily driven by increases in interest income on commercial loans. Income on commercial loans of $40.7 million increased $1.7 million, or 4 percent, from the prior quarter. In addition, interest income increased $4.7 million, or 6 percent, over the prior year second quarter and was also attributable to higher interest income on commercial loans. The current quarter interest income on commercial loans increased $5.4 million, or 15 percent, over the prior year second quarter primarily the result of an increased volume in commercial loans. Interest income on investment securities of $22.0 million decreased $1.0 million, or 4 percent, over the prior quarter and decreased $1.9 million, or 8 percent, over the prior year second quarter principally due to a decreased volume of investment securities.

The current quarter interest expense of $7.4 million decreased $13 thousand, or less than 1 percent, from the prior quarter. The current quarter interest expense increased $841 thousand from the prior year second quarter, such increase attributed to the interest expense associated with the interest rate swap which started interest expense accruals in the fourth quarter of 2014. The total cost of funding (including non-interest bearing deposits) for the current quarter was 40 basis points compared to 42 basis points for the prior quarter and 39 basis points in the prior year second quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.98 percent compared to 4.03 percent in the prior quarter. The 5 basis points decrease in the current quarter net interest margin was primarily driven by an 8 basis points reduction attributable to the investment portfolio. The reduction in the investment portfolio coupled with additional liquidity caused the cash balance to build through the quarter. The Company’s current quarter net interest margin decreased 1 basis point from the prior year second quarter net interest margin of 3.99 percent.

Non-interest Income
Non-interest income for the current quarter totaled $25.8 million, an increase of $3.1 million, or 14 percent, over the prior quarter and an increase of $3.3 million, or 15 percent, over the same quarter last year. Service fee income of $15.4 million, increased $1.3 million, or 9 percent, from the prior quarter as a result of seasonal activity and increased $698 thousand, or 5 percent, from the prior year second quarter as a result of the increased number of deposit accounts. Gain of $7.6 million on the sale of the residential loans in the current quarter increased $2.2 million, or 40 percent, from the prior quarter and increased $2.8 million, or 59 percent, from the prior year second quarter as a result of an increase in mortgage refinancing and purchase activity. Other non-interest income for the current quarter decreased $247 thousand, or 8 percent, over the prior quarter and decreased $172 thousand, or 6 percent, over the prior year second quarter. Included in other income was operating revenue of $5 thousand from OREO and a gain of $318 thousand from the sale of OREO, a combined total of $323 thousand for the current quarter compared to $417 thousand for the prior quarter and $615 thousand for the prior year second quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2014
Compensation and employee benefits	$32,729	32,244	28,988	485	3,741
Occupancy and equipment	7,810	7,362	6,733	448	1,077
Advertising and promotions	2,240	1,927	1,948	313	292
Data processing	1,593	1,249	2,032	344	(439)
Other real estate owned	1,377	758	566	619	811
Regulatory assessments and insurance	1,006	1,305	1,028	(299)	(22)
Core deposit intangibles amortization	755	731	693	24	62
Other expenses	12,435	9,921	10,685	2,514	1,750
Total non-interest expense	$59,945	55,497	52,673	4,448	7,272

Compensation and employee benefits for the current quarter increased by $485 thousand, or 2 percent, from the prior quarter due to the increased number of employees from the CB acquisition. Compensation and employee benefits for the current quarter increased by $3.7 million from the prior year second quarter due to the increased number of employees from the CB and FNBR acquisitions and salary increases. Current quarter occupancy and equipment expense increased $1.1 million, or 16 percent, from the prior year second quarter as a result of added costs associated with the CB and FNBR acquisitions. The current quarter advertising expense increased $313 thousand, or 16 percent, from the prior quarter and increased $292 thousand, or 15 percent, as a result of the Company actively marketing to its customer base. The current quarter data processing expense increased $344 thousand, or 28 percent, from the prior quarter as a result of conversion related expenses and general increases during the current quarter. The current quarter data processing expense decreased $439 thousand, or 22 percent, from the prior year second quarter as a result of conversion related expenses in the prior year second quarter. The current quarter OREO expense of $1.4 million included $437 thousand of operating expense, $846 thousand of fair value write-downs, and $93 thousand of loss from the sales of OREO. Current quarter other expenses of $12.4 million increased by $2.5 million, or 25 percent, from the prior quarter primarily from expenses connected with equity investments in New Markets Tax Credits (“NMTC”) projects and conversion related expenses. The NMTC expenses are more than offset by the tax benefits included in federal income tax expense. Current quarter other expense increased $1.8 million, or 16 percent, from the prior year second quarter due to conversion related expenses.

Efficiency Ratio
The efficiency ratio for the current quarter was 55.91 percent and the prior year second quarter was 54.73 percent. The 1.18 percent increase in efficiency ratio resulted from increases in non-interest expense driven by increased compensation and other operational expenses, which exceeded the increases in net interest income from an increase in earning assets and increases in non-interest income from greater mortgage refinancing activity. The efficiency ratio was also negatively impacted by the higher efficiency ratios from the recently acquired banks; however, the Company expects synergies to be realized in the near term.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net (Recoveries) Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2015	$282	$(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%
Third quarter 2013	1,907	2,025	3.27%	0.66%	1.56%

Net recoveries of loans for the current quarter were $381 thousand compared to net charge-offs of $662 thousand for the prior quarter and $332 thousand from the same quarter last year. The current quarter provision for loan losses of $282 thousand decreased $483 thousand from the prior quarter and increased $43 thousand from the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results for Six Months ended June 30, 2015
Compared to June 30, 2014

Performance Summary

	Six Months ended
(Dollars in thousands, except per share data)	June 30, 2015	June 30, 2014
Net income	$57,005	55,407
Diluted earnings per share	$0.76	0.74
Return on average assets (annualized)	1.37%	1.43%
Return on average equity (annualized)	10.89%	11.25%

Net income for the six months ended June 30, 2015 was $57.0 million, an increase of $1.6 million, or 3 percent, from the $55.4 million of net income for the same period in the prior year. Diluted earnings per share for the six months ended June 30, 2015 was $0.76 per share, an increase of $0.02, or 3 percent, from the diluted earnings per share for the same period in the prior year.

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from June 30, 2014:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2015	June 30, 2014
Net interest income
Interest income	$156,103	$148,050	$8,053	5%
Interest expense	14,751	13,168	1,583	12%
Total net interest income	141,352	134,882	6,470	5%
Non-interest income
Service charges, loan fees, and other fees	29,601	27,995	1,606	6%
Gain on sale of loans	13,030	8,373	4,657	56%
Loss on sale of investments	(93)	(99)	6	(6)%
Other income	5,957	5,623	334	6%
Total non-interest income	48,495	41,892	6,603	16%
	$189,847	$176,774	$13,073	7%
Net interest margin (tax-equivalent)	4.00%	4.01%

Net Interest Income
Net interest income for the first six months of the current year was $141 million, an increase of $6.5 million, or 5 percent, over the same period last year. Interest income for the first six months of the current year increased $8.1 million, or 5 percent, from the prior year first six months and was principally due to an increase in income from commercial loans. Current year interest income of $79.7 million on commercial loans increased $9.4 million, or 13 percent, from the first half of last year and was primarily the result of an increased volume of commercial loans. Current year interest income of $44.9 million on investment securities decreased $3.3 million, or 7 percent, over the same period last year, as a result of a combined decreased rate on investment securities and decreased volume of investment securities.

Interest expense for the first six months of the current year increased $1.6 million, or 12 percent, from the prior year first six months and was due to the interest expense associated with the interest rate swap which started interest expense accruals in the fourth quarter of 2014. The total funding cost (including non-interest bearing deposits) for the first six months of 2015 was 41 basis points compared to 39 basis points for the first six months of 2014.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2015 was 4.00 percent, a 1 basis point decrease from the net interest margin of 4.01 percent for the first six months of 2014.

Non-interest Income
Non-interest income of $48.5 million for the first half of 2015 increased $6.6 million, or 16 percent, over the same period last year. Service charges and other fees of $29.6 million for the first six months of 2015 increased $1.6 million, or 6 percent, from the same period last year driven by the increased number of deposit accounts and increases from recent acquisitions. The gains of $13.0 million on the sale of residential loans for the first half of 2015 increased $4.7 million, or 56 percent, from the first half of 2014 resulting from a pickup in mortgage refinancing and purchase activity. Included in other income was operating revenue of $75 thousand from OREO and gains of $665 thousand from the sales of OREO, which totaled $740 thousand for the first half of 2015 compared to $1.4 million for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from June 30, 2014:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2015	June 30, 2014
Compensation and employee benefits	$64,973	$57,622	$7,351	13%
Occupancy and equipment	15,172	13,346	1,826	14%
Advertising and promotions	4,167	3,725	442	12%
Data processing	2,842	3,320	(478)	(14)%
Other real estate owned	2,135	1,073	1,062	99%
Regulatory assessments and insurance	2,311	2,620	(309)	(12)%
Core deposit intangible amortization	1,486	1,403	83	6%
Other expenses	22,356	19,634	2,722	14%
Total non-interest expense	$115,442	$102,743	$12,699	12%

Compensation and employee benefits for the first six months of 2015 increased $7.4 million, or 13 percent, from the same period last year due to the increased number of employees from the acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense increased $1.8 million, or 14 percent, as a result of increased costs associated with the CB and FNBR acquisitions. Outsourced data processing expense decreased $478 thousand, or 14 percent, from the prior year first six months as a result of a decrease in conversion related expenses. OREO expense of $2.1 million in the first six months of 2015 increased $1.1 million, or 99 percent, from the first six months of the prior year. OREO expense for the first six months of 2015 included $851 thousand of operating expenses, $1.1 million of fair value write-downs, and $214 thousand of loss from the sales of OREO. OREO expenses tend to fluctuate based on the level of activity in various quarters. Other expense of $22.4 million for the first half of 2015 increased by $2.7 million, or 14 percent, from the first half of the prior year primarily from increases in conversion related expenses.

Efficiency Ratio
The efficiency ratio was 55.36 percent for the first six months of 2015 and 54.11 percent for the first six months of 2014. The increase in the efficiency ratio resulted from compensation expense and increased costs from acquisitions outpacing the increase in net interest income and increases in gains on sale of loans.

Provision for Loan Losses
The provision for loan losses was $1.0 million for the first six months of 2015, a decrease of $314 thousand, or 23 percent, from the same period in the prior year. Net charged-off loans during the first six months of 2015 was $281 thousand, a decrease of $795 thousand from the first six months of 2014.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities are summarized below:

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$51,497	2%	$44	—%	$—	—%
U.S. government sponsored enterprises	80,761	3%	21,945	1%	9,340	—%
State and local governments	958,052	32%	997,969	34%	941,187	31%
Corporate bonds	355,849	12%	314,854	11%	373,891	12%
Residential mortgage-backed securities	915,671	31%	1,052,616	36%	1,234,993	41%
Total available-for-sale	2,361,830	80%	2,387,428	82%	2,559,411	84%
Held-to-maturity
State and local governments	593,314	20%	520,997	18%	483,557	16%
Total held-to-maturity	593,314	20%	520,997	18%	483,557	16%
Total investment securities	$2,955,144	100%	$2,908,425	100%	$3,042,968	100%

The Company’s investment portfolio is primarily comprised of state and local government securities and residential mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s maximum federal statutory rate of 35 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Residential mortgage-backed securities are typically short, weighted-average life U.S. agency collateralized mortgage obligations that provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$354,865	357,774	363,840	374,870
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	933,326	955,638	868,990	908,334
S&P: A+, A, A- / Moody’s: A1, A2, A3	229,531	239,469	233,751	248,592
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	1,869	1,930	—	—
Not rated by either entity	11,811	12,022	16,781	17,119
Below investment grade	—	—	—	—
Total	$1,531,402	1,566,833	1,483,362	1,548,915

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$803,031	823,510	765,710	803,152
General obligation - limited	254,737	263,058	271,428	284,865
Revenue	422,662	428,218	391,902	405,104
Certificate of participation	35,565	36,477	35,610	36,823
Other	15,407	15,570	18,712	18,971
Total	$1,531,402	1,566,833	1,483,362	1,548,915

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$204,049	207,359	208,129	216,483
Washington	161,804	166,423	150,691	159,259
Michigan	127,069	131,306	115,564	121,535
California	113,119	114,892	109,057	112,367
Pennsylvania	92,824	94,374	107,261	110,444
All other states	832,537	852,479	792,660	828,827
Total	$1,531,402	1,566,833	1,483,362	1,548,915

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at June 30, 2015. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$34	1.85%	$10,847	0.68%	$40,616	0.95%	$—	—%	$51,497	0.89%
U.S. government sponsored enterprises	—	—%	56,804	1.91%	23,957	2.03%	—	—%	—	—%	80,761	1.95%
State and local governments	40,735	2.00%	128,892	2.14%	104,847	3.31%	683,578	4.30%	—	—%	958,052	3.80%
Corporate bonds	90,009	1.95%	265,840	2.06%	—	—%	—	—%	—	—%	355,849	2.03%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	915,671	1.91%	915,671	1.91%
Total available-for-sale	130,744	1.97%	451,570	2.06%	139,651	2.88%	724,194	4.11%	915,671	1.91%	2,361,830	2.67%
Held-to-maturity
State and local governments	—	—%	—	—%	5,462	2.40%	587,852	4.20%	—	—%	593,314	4.19%
Total held-to-maturity	—	—%	—	—%	5,462	2.40%	587,852	4.20%	—	—%	593,314	4.19%
Total investment securities	$130,744	1.97%	$451,570	2.06%	$145,113	2.86%	$1,312,046	4.15%	$915,671	1.91%	$2,955,144	2.98%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of June 30, 2015, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2015, Standard and Poor's reaffirmed its AA+ rating of U.S. government long-term debt and the outlook remains stable. In July 2013, Moody's upgraded its outlook to stable from negative while maintaining its Aaa rating on U.S. government long-term debt. In April 2015, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. Standard and Poor's, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at June 30, 2015 into two categories: investments purchased prior to 2015 and those purchased during 2015. Of those investments purchased prior to 2015, the fair market value and unrealized gain or loss at December 31, 2014 is also presented.

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2015
U.S. government and federal agency	$3	$—	—%	$3	$—	—%
U.S. government sponsored enterprises	3,678	(7)	—%	3,678	—	—%
State and local governments	440,792	(14,685)	(3)%	451,036	(5,855)	(1)%
Corporate bonds	53,940	(271)	(1)%	54,042	(619)	(1)%
Residential mortgage-backed securities	235,766	(4,848)	(2)%	280,764	(2,130)	(1)%
Total	$734,179	$(19,811)	(3)%	$789,523	$(8,604)	(1)%
Temporarily impaired securities purchased during 2015
U.S. government and federal agency	$48,276	$(405)	(1)%
U.S. government sponsored enterprises	60,833	(349)	(1)%
State and local governments	85,597	(2,502)	(3)%
Corporate bonds	77,711	(502)	(1)%
Residential mortgage-backed securities	84,277	(1,270)	(2)%
Total	$356,694	$(5,028)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$48,279	$(405)	(1)%
U.S. government sponsored enterprises	64,511	(356)	(1)%
State and local governments	526,389	(17,187)	(3)%
Corporate bonds	131,651	(773)	(1)%
Residential mortgage-backed securities	320,043	(6,118)	(2)%
Total	$1,090,873	$(24,839)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at June 30, 2015:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	3	$(494)
5.1% to 10.0%	55	(6,687)
0.1% to 5.0%	583	(17,658)
Total	641	$(24,839)

With respect to the duration of the impaired debt securities, the Company identified 131 securities which have been continuously impaired for the twelve months ending June 30, 2015. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 131 securities which have been continuously impaired for the twelve months ended June 30, 2015, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	1	$—	$—
State and local governments	118	(8,056)	(923)
Corporate bonds	2	(37)	(22)
Residential mortgage-backed securities	10	(1,811)	(909)
Total	131	$(9,904)

Based on the Company's analysis of its impaired debt securities as of June 30, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at June 30, 2015 were issued by Freddie Mac, Fannie Mae, the Government National Mortgage Association and other agencies of the United States government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at June 30, 2015 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$635,674	14%	$611,463	14%	$587,340	15%
Commercial loans
Real estate	2,454,369	52%	2,337,548	54%	2,114,225	52%
Other commercial	1,074,905	23%	925,900	21%	909,690	22%
Total	3,529,274	75%	3,263,448	75%	3,023,915	74%
Consumer and other loans
Home equity	410,708	9%	394,670	9%	372,319	9%
Other consumer	231,775	5%	218,514	5%	219,705	5%
Total	642,483	14%	613,184	14%	592,024	14%
Loans receivable	4,807,431	103%	4,488,095	103%	4,203,279	103%
Allowance for loan and lease losses	(130,519)	(3)%	(129,753)	(3)%	(130,636)	(3)%
Loans receivable, net	$4,676,912	100%	$4,358,342	100%	$4,072,643	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Other real estate owned	$26,686	28,124	27,804	26,338
Accruing loans 90 days or more past due
Residential real estate	—	222	35	296
Commercial	429	2,103	105	602
Consumer and other	189	32	74	82
Total	618	2,357	214	980
Non-accrual loans
Residential real estate	7,038	7,365	6,798	7,299
Commercial	43,281	46,608	48,138	58,428
Consumer and other	6,599	6,314	6,946	9,420
Total	56,918	60,287	61,882	75,147
Total non-performing assets [1]	$84,222	90,768	89,900	102,465
Non-performing assets as a percentage of subsidiary assets	0.98%	1.07%	1.08%	1.30%
ALLL as a percentage of non-performing loans	227%	207%	209%	172%
Accruing loans 30-89 days past due	$28,474	33,450	25,904	18,592
Accruing troubled debt restructurings	$64,336	69,397	69,129	73,981
Non-accrual troubled debt restructurings	$32,664	34,237	33,714	35,786
Interest income [2]	$1,375	721	3,005	1,828
__________

[1]	As of June 30, 2015, non-performing assets have not been reduced by U.S. government guarantees of $5.0 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at June 30, 2015 were $84.2 million, a decrease of $6.5 million, or 7 percent, during the current quarter. Non-performing assets at June 30, 2015 decreased $18.2 million, or 18 percent, from a year ago. Land, lot and other construction loans (i.e., regulatory classification) continues to be the largest category and was $42.8 million, or 51 percent, of the non-performing assets at June 30, 2015. The Company has continued to make progress by reducing this category the past few years and the category decreased $2.8 million, or 6 percent, from the prior quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $28.5 million at June 30, 2015 decreased $5.0 million from the prior quarter and increased $9.9 million from the prior year second quarter.

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

For non-performing construction loans involving residential structures, the percentage-of-completion exceeds 95 percent at June 30, 2015. For non-performing construction loans involving commercial structures, the percentage-of-completion ranges from projects not started to projects completed at June 30, 2015. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage-of-completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 42 percent of the Company’s non-accrual loans as of June 30, 2015. Land, lot and other construction loans, a regulatory classification, were 95 percent of the non-accrual construction loans. Of the Company’s $23.7 million of non-accrual construction loans at June 30, 2015, 94 percent of such loans had collateral properties securing the loans in Western Montana and Idaho. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these states are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the lingering economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $152 million and $161 million as of June 30, 2015 and December 31, 2014, respectively. The ALLL includes specific valuation allowances of $7.3 million and $11.6 million of impaired loans as of June 30, 2015 and December 31, 2014, respectively. Of the total impaired loans at June 30, 2015, there were 25 significant commercial real estate and other commercial loans that accounted for $66.8 million, or 44 percent, of the impaired loans. The 25 loans were collateralized by 132 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at June 30, 2015, there were 172 loans aggregating $92.7 million, or 61 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $97 million and $103 million as of June 30, 2015 and December 31, 2014, respectively. The Company’s TDR loans are considered impaired loans of which $32.7 million and $33.7 million as of June 30, 2015 and December 31, 2014, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition and transfer of the loan into OREO during 2015 was $5.5 million of which $1.3 million was residential real estate loans, $4.1 million was commercial loans, and $69 thousand was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2015 was $5.2 million of which $1.3 million was residential real estate, $3.8 million was commercial, and $63 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Six Months ended	Three Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Balance at beginning of period	$27,804	27,804	26,860	26,860
Acquisitions	464	464	3,928	—
Additions	5,181	3,217	11,493	5,740
Capital improvements	409	138	1,661	—
Write-downs	(1,070)	(224)	(691)	(151)
Sales	(6,102)	(3,275)	(15,447)	(6,111)
Balance at end of period	$26,686	28,124	27,804	26,338

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2015			December 31, 2014			June 30, 2014
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$14,850	11%	13%	$14,680	11%	13%	$14,624	11%	14%
Commercial real estate	68,697	53%	51%	67,799	52%	52%	68,929	53%	50%
Other commercial	31,483	24%	22%	30,891	24%	21%	29,589	23%	22%
Home equity	8,946	7%	9%	9,963	8%	9%	9,725	7%	9%
Other consumer	6,543	5%	5%	6,420	5%	5%	7,769	6%	5%
Total	$130,519	100%	100%	$129,753	100%	100%	$130,636	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Six Months ended	Three Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Balance at beginning of period	$129,753	129,753	130,351	130,351
Provision for loan losses	1,047	765	1,912	1,361
Charge-offs
Residential real estate	(58)	(14)	(431)	(413)
Commercial loans	(2,117)	(1,139)	(4,860)	(2,013)
Consumer and other loans	(423)	(144)	(2,312)	(898)
Total charge-offs	(2,598)	(1,297)	(7,603)	(3,324)
Recoveries
Residential real estate	46	25	328	233
Commercial loans	1,758	465	3,757	1,491
Consumer and other loans	513	145	1,008	524
Total recoveries	2,317	635	5,093	2,248
Charge-offs, net of recoveries	(281)	(662)	(2,510)	(1,076)
Balance at end of period	$130,519	129,856	129,753	130,636
ALLL as a percentage of total loans	2.71%	2.77%	2.89%	3.11%
Net charge-offs as a percentage of total loans	0.01%	0.01%	0.06%	0.03%

The allowance was $131 million at June 30, 2015 and continued to remain stable compared to the prior periods. The allowance was 2.71 percent of total loans outstanding at June 30, 2015 compared to 2.89 percent at December 31, 2014 and 3.11 percent for the same quarter last year. The reduction in the allowance as a percentage of total loans was driven primarily by loan growth, stabilizing credit quality, and no allowance carried over from bank acquisitions as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2015 and 2014, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2015, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $766 thousand. During the same period in 2014, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $285 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 135 locations, including 127 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

There continues to be improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within the Company’s footprint and three of the Company’s states continue to outpace the one-year national rate. Colorado was one of only two states in the country with double-digit home price increases. Personal income growth remains in positive territory for each of the Company’s states. The Federal Reserve Bank of Philadelphia’s composite state coincident indices reflected positive growth in most of the Company’s states over the last three months and the six month forecast of the state leading indices projects steady growth in most of the Company’s footprint, although Wyoming and Colorado are expected to slow. Consumer sentiment is hovering above 90 following a significant increase at the end of 2014 and consumer spending has been steadily rising. The general unemployment rate trend across the Company’s footprint is down; however, minor upticks have occurred recently in several states. Washington’s increase was attributed to more people entering the job market, and is combined with a more recent drop. Despite the recent minor upticks, year-over-year unemployment trends remain favorable and four of the Company’s states are continuing to experience double digit year-over-year declines in their rates. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company has started to see positive signs throughout the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 11 percent and 12 percent of the Company’s total loan portfolio and accounted for 42 percent and 43 percent of the Company’s non-accrual loans at June 30, 2015 and December 31, 2014, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Specific valuation allowance	$7,254	10,324	11,597	9,442
General valuation allowance	123,265	119,532	118,156	121,194
Total ALLL	$130,519	129,856	129,753	130,636

During 2015, the ALLL increased by $766 thousand, the net result of a $4.3 million decrease in the specific valuation allowance and a $5.1 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $11.7 million decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $238 million in loans collectively evaluated for impairment, excluding the CB acquisition.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014
Custom and owner occupied construction	$56,460	$51,693	56,689	$51,497	9%	—%	10%
Pre-sold and spec construction	45,063	44,865	47,406	34,114	—%	(5)%	32%
Total residential construction	101,523	96,558	104,095	85,611	5%	(2)%	19%
Land development	78,059	81,488	82,829	81,589	(4)%	(6)%	(4)%
Consumer land or lots	98,365	97,519	101,818	101,042	1%	(3)%	(3)%
Unimproved land	76,726	80,206	86,116	51,457	(4)%	(11)%	49%
Developed lots for operative builders	13,673	14,210	14,126	15,123	(4)%	(3)%	(10)%
Commercial lots	20,047	21,059	16,205	17,238	(5)%	24%	16%
Other construction	126,966	148,535	150,075	112,081	(15)%	(15)%	13%
Total land, lot, and other construction	413,836	443,017	451,169	378,530	(7)%	(8)%	9%
Owner occupied	874,651	877,293	849,148	816,859	—%	3%	7%
Non-owner occupied	718,024	704,990	674,381	617,693	2%	6%	16%
Total commercial real estate	1,592,675	1,582,283	1,523,529	1,434,552	1%	5%	11%
Commercial and industrial	635,259	585,501	547,910	549,143	8%	16%	16%
Agriculture	374,258	340,364	310,785	288,555	10%	20%	30%
1st lien	802,152	796,947	775,785	757,954	1%	3%	6%
Junior lien	67,019	67,217	68,358	73,130	—%	(2)%	(8)%
Total 1-4 family	869,171	864,164	844,143	831,084	1%	3%	5%
Multifamily residential	195,674	177,187	160,426	152,169	10%	22%	29%
Home equity lines of credit	356,077	347,693	334,788	309,282	2%	6%	15%
Other consumer	147,427	141,347	133,773	134,414	4%	10%	10%
Total consumer	503,504	489,040	468,561	443,696	3%	7%	13%
Other	174,732	163,687	124,203	95,960	7%	41%	82%
Total loans receivable, including loans held for sale	4,860,632	4,741,801	4,534,821	4,259,300	3%	7%	14%
Less loans held for sale [1]	(53,201)	(54,132)	(46,726)	(56,021)	(2)%	14%	(5)%
Total loans receivable	$4,807,431	$4,687,669	4,488,095	$4,203,279	3%	7%	14%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Jun 30, 2015	Jun 30, 2015	Jun 30, 2015
Custom and owner occupied construction	$1,079	1,101	1,132	1,196	1,079	—	—
Pre-sold and spec construction	18	218	218	609	18	—	—
Total residential construction	1,097	1,319	1,350	1,805	1,097	—	—
Land development	20,405	21,220	20,842	23,718	10,301	—	10,104
Consumer land or lots	2,647	2,531	3,581	2,804	1,062	177	1,408
Unimproved land	12,580	13,448	14,170	12,421	10,579	—	2,001
Developed lots for operative builders	848	929	1,318	2,186	436	201	211
Commercial lots	2,050	2,496	2,660	2,787	241	—	1,809
Other construction	4,244	4,989	5,151	5,156	—	—	4,244
Total land, lot and other construction	42,774	45,613	47,722	49,072	22,619	378	19,777
Owner occupied	13,057	13,121	13,574	14,595	9,781	11	3,265
Non-owner occupied	3,179	3,771	3,013	3,956	1,577	164	1,438
Total commercial real estate	16,236	16,892	16,587	18,551	11,358	175	4,703
Commercial and industrial	5,805	6,367	4,375	5,850	5,698	22	85
Agriculture	2,769	2,845	3,074	3,506	2,321	—	448
1st lien	9,867	9,502	9,580	17,240	8,210	31	1,626
Junior lien	739	680	442	1,146	739	—	—
Total 1-4 family	10,606	10,182	10,022	18,386	8,949	31	1,626
Multifamily residential	—	—	440	729	—	—	—
Home equity lines of credit	4,742	5,507	6,099	4,289	4,742	—	—
Other consumer	164	243	231	277	105	12	47
Total consumer	4,906	5,750	6,330	4,566	4,847	12	47
Other	29	1,800	—	—	29	—	—
Total	$84,222	90,768	89,900	102,465	56,918	618	26,686

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014
Pre-sold and spec construction	$—	$—	$869	$144	n/m	(100)%	(100)%
Consumer land or lots	158	365	391	267	(57)%	(60)%	(41)%
Unimproved land	755	278	267	899	172%	183%	(16)%
Developed lots for operative builders	—	19	—	—	(100)%	n/m	n/m
Commercial lots	66	585	21	—	(89)%	214%	n/m
Total land, lot and other construction	979	1,247	679	1,166	(21)%	44%	(16)%
Owner occupied	4,727	4,841	5,971	6,125	(2)%	(21)%	(23)%
Non-owner occupied	8,257	4,327	3,131	1,665	91%	164%	396%
Total commercial real estate	12,984	9,168	9,102	7,790	42%	43%	67%
Commercial and industrial	6,760	6,600	2,915	2,528	2%	132%	167%
Agriculture	353	3,715	994	497	(90)%	(64)%	(29)%
1st lien	2,891	7,307	6,804	2,408	(60)%	(58)%	20%
Junior lien	335	384	491	536	(13)%	(32)%	(38)%
Total 1-4 family	3,226	7,691	7,295	2,944	(58)%	(56)%	10%
Multifamily residential	671	676	—	689	(1)%	n/m	(3)%
Home equity lines of credit	2,464	3,350	1,288	1,839	(26)%	91%	34%
Other consumer	996	1,003	928	938	(1)%	7%	6%
Total consumer	3,460	4,353	2,216	2,777	(21)%	56%	25%
Other	41	—	1,834	57	n/m	(98)%	(28)%
Total	$28,474	$33,450	$25,904	$18,592	(15)%	10%	53%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Jun 30, 2014	Jun 30, 2015	Jun 30, 2015
Pre-sold and spec construction	$(23)	(9)	(94)	(39)	—	23
Land development	(807)	(23)	(390)	(333)	256	1,063
Consumer land or lots	(77)	(15)	375	97	71	148
Unimproved land	(86)	(50)	52	(126)	—	86
Developed lots for operative builders	(98)	(96)	(140)	(117)	13	111
Commercial lots	(3)	(1)	(6)	(3)	—	3
Other construction	(1)	(1)	—	—	—	1
Total land, lot and other construction	(1,072)	(186)	(109)	(482)	340	1,412
Owner occupied	271	316	669	(7)	349	78
Non-owner occupied	109	82	(162)	(184)	116	7
Total commercial real estate	380	398	507	(191)	465	85
Commercial and industrial	1,007	426	1,069	1,343	1,272	265
Agriculture	(7)	(4)	28	—	—	7
1st lien	(49)	(30)	372	298	19	68
Junior lien	(129)	(54)	183	91	29	158
Total 1-4 family	(178)	(84)	555	389	48	226
Multifamily residential	(29)	(20)	138	1	—	29
Home equity lines of credit	206	121	190	(120)	227	21
Other consumer	(3)	20	226	175	246	249
Total consumer	203	141	416	55	473	270
Total	$281	662	2,510	1,076	2,598	2,317

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

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,731,015	26%	$1,632,403	26%	$1,464,938	25%
NOW accounts	1,396,997	21%	1,328,130	21%	1,102,851	19%
Savings accounts	751,519	12%	693,714	11%	640,400	11%
Money market deposit accounts	1,335,625	20%	1,274,525	20%	1,182,475	21%
Certificate accounts	1,146,178	18%	1,167,228	18%	1,139,706	20%
Wholesale deposits	197,323	3%	249,212	4%	215,466	4%
Total interest bearing deposits	4,827,642	74%	4,712,809	74%	4,280,898	75%
Total deposits	$6,558,657	100%	$6,345,212	100%	$5,745,836	100%

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

The Bank is a member of the FHLB of Des Moines, which is one of eleven banks that comprise the FHLB system.  The amount of borrowings that the Bank conducts in the form of advances is subject to an activity-based stock requirement to own stock of the FHLB of Des Moines. Additionally, the Bank is subject to a member-based capital stock requirement that is based upon an annual calibration tied to the total assets of the Bank. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. The Bank’s maximum amount of FHLB advances is limited to the lesser of a fixed percentage of the Bank’s total assets or the discounted value of eligible collateral. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company.

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2015	December 31, 2014
Repurchase agreements
Amount outstanding at end of period	$408,935	397,107
Weighted interest rate on outstanding amount	0.26%	0.27%
Maximum outstanding at any month-end	$425,652	397,107
Average balance	$368,258	317,745
Weighted-average interest rate	0.26%	0.27%
FHLB advances
Amount outstanding at end of period	$100,198	93,979
Weighted interest rate on outstanding amount	3.37%	2.81%
Maximum outstanding at any month-end	$138,597	618,084
Average balance	$115,689	295,422
Weighted-average interest rate	2.94%	0.24%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of June 30, 2015 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company at June 30, 2015:

(Dollars in thousands)	June 30, 2015
FHLB advances
Borrowing capacity	$1,303,356
Amount utilized	(329,470)
Amount available	$973,886
FRB discount window
Borrowing capacity	$841,868
Amount utilized	—
Amount available	$841,868
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government and federal agency	$51,497
U.S. government sponsored enterprises	80,761
State and local governments	821,972
Corporate bonds	236,098
Residential mortgage-backed securities	166,436
Total unencumbered securities	$1,356,764

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 75,531,258 have been issued as of June 30, 2015. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2015. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

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

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of June 30, 2015. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	17.56%	16.30%	16.30%	12.12%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rule and believes that, as of June 30, 2015, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since June 30, 2015 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the six months ended June 30, 2015 and 2014 was $16.4 million and $17.3 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 22.3 percent and 23.8 percent, respectively. The primary reason for the current and prior year’s low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $25.2 million and $23.3 million for the six months ended June 30, 2015 and 2014, respectively. The benefits from federal income tax credits were $2.2 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

The Company has equity investments in Certified Development Entities which have received allocations of NMTCs. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $23.4 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income until the investment securities mature. The federal income tax credits on these investment securities are subject to federal and state income tax.

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

	Three Months ended			Six Months ended
	June 30, 2015			June 30, 2015
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$688,214	$7,942	4.62%	$670,058	$15,703	4.69%
Commercial loans [1]	3,439,432	41,343	4.82%	3,361,582	80,948	4.86%
Consumer and other loans	627,847	8,018	5.12%	618,900	15,762	5.14%
Total loans [2]	4,755,493	57,303	4.83%	4,650,540	112,413	4.87%
Tax-exempt investment securities [3]	1,315,849	19,022	5.78%	1,309,049	37,515	5.73%
Taxable investment securities [4]	1,848,222	9,655	2.09%	1,876,372	20,409	2.18%
Total earning assets	7,919,564	85,980	4.35%	7,835,961	170,337	4.38%
Goodwill and intangibles	142,781			141,759
Non-earning assets	391,562			385,605
Total assets	$8,453,907			$8,363,325
Liabilities
Non-interest bearing deposits	$1,693,414	$—	—%	$1,655,981	$—	—%
NOW accounts	1,343,474	258	0.08%	1,327,491	526	0.08%
Savings accounts	744,845	84	0.05%	729,456	173	0.05%
Money market deposit accounts	1,336,889	513	0.15%	1,320,538	1,030	0.16%
Certificate accounts	1,153,143	1,784	0.62%	1,159,279	3,627	0.63%
Wholesale deposits [5]	215,138	1,473	2.75%	217,746	2,903	2.69%
FHLB advances	315,104	2,217	2.78%	307,581	4,412	2.85%
Repurchase agreements and other borrowed funds	497,638	1,040	0.84%	500,710	2,080	0.84%
Total interest bearing liabilities	7,299,645	7,369	0.40%	7,218,782	14,751	0.41%
Other liabilities	89,751			88,952
Total liabilities	7,389,396			7,307,734
Stockholders’ Equity
Common stock	755			754
Paid-in capital	719,730			715,949
Retained earnings	329,781			321,936
Accumulated other comprehensive income	14,245			16,952
Total stockholders’ equity	1,064,511			1,055,591
Total liabilities and stockholders’ equity	$8,453,907			$8,363,325
Net interest income (tax-equivalent)		$78,611			$155,586
Net interest spread (tax-equivalent)			3.95%			3.97%
Net interest margin (tax-equivalent)			3.98%			4.00%

__________

[1]	Includes tax effect of $645 thousand and $1.2 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2015.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $6.4 million and $12.3 million on tax-exempt investment security income for the three and six months ended June 30, 2015.

[4]	Includes tax effect of $362 thousand and $724 thousand on federal income tax credits for the three and six months ended June 30, 2015.

[5]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Six Months ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$1,289	107	1,396
Commercial loans (tax-equivalent)	10,952	(313)	10,639
Consumer and other loans	1,067	(531)	536
Investment securities (tax-equivalent)	(1,073)	(283)	(1,356)
Total interest income	12,235	(1,020)	11,215
Interest expense
NOW accounts	128	(206)	(78)
Savings accounts	25	(12)	13
Money market deposit accounts	133	(323)	(190)
Certificate accounts	82	(411)	(329)
Wholesale deposits	51	2,642	2,693
FHLB advances	(2,915)	2,366	(549)
Repurchase agreements, federal funds purchased and other borrowed funds	316	(293)	23
Total interest expense	(2,180)	3,763	1,583
Net interest income (tax-equivalent)	$14,415	(4,783)	9,632

Net interest income (tax-equivalent) increased $9.6 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase in current year net interest income primarily resulted from increased growth of the Company’s commercial loan portfolio. The increase in interest expense was driven by interest expense associated with an interest rate swap which started interest expense accruals in the fourth quarter of 2014. The increase in interest expense from higher rates on FHLB advances was the result of a decrease in short-term FHLB advances leaving a minimal amount of long-term higher rate FHLB advances.

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

The Company’s assessment of market risk as of June 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2014 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

August 4, 2015	/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

August 4, 2015	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO