Form 10-Q
period 2015-09-30
GLACIER BANCORP INC
filed 2015-11-03
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on November 2, 2015 was 76,086,288. No preferred shares are issued or outstanding.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Cash on hand and in banks	$104,363	122,834
Federal funds sold	2,210	1,025
Interest bearing cash deposits	136,262	318,550
Cash and cash equivalents	242,835	442,409
Investment securities, available-for-sale	2,530,994	2,387,428
Investment securities, held-to-maturity	651,822	520,997
Total investment securities	3,182,816	2,908,425
Loans held for sale	40,456	46,726
Loans receivable	4,876,419	4,488,095
Allowance for loan and lease losses	(130,768)	(129,753)
Loans receivable, net	4,745,651	4,358,342
Premises and equipment, net	185,864	179,175
Other real estate owned	26,609	27,804
Accrued interest receivable	46,786	40,587
Deferred tax asset	55,095	41,737
Core deposit intangible, net	10,781	10,900
Goodwill	130,843	129,706
Non-marketable equity securities	24,905	52,868
Other assets	71,658	67,828
Total assets	$8,764,299	8,306,507
Liabilities
Non-interest bearing deposits	$1,893,723	1,632,403
Interest bearing deposits	4,779,456	4,712,809
Securities sold under agreements to repurchase	441,041	397,107
Federal Home Loan Bank advances	329,299	296,944
Other borrowed funds	6,619	7,311
Subordinated debentures	125,812	125,705
Accrued interest payable	3,641	4,155
Other liabilities	109,900	102,026
Total liabilities	7,689,491	7,278,460
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	755	750
Paid-in capital	720,639	708,356
Retained earnings - substantially restricted	345,407	301,197
Accumulated other comprehensive income	8,007	17,744
Total stockholders’ equity	1,074,808	1,028,047
Total liabilities and stockholders’ equity	$8,764,299	8,306,507
Number of common stock shares issued and outstanding	75,532,082	75,026,092

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Income
Investment securities	$22,437	22,794	67,355	71,002
Residential real estate loans	7,878	7,950	23,581	22,257
Commercial loans	42,137	37,387	121,857	107,696
Consumer and other loans	7,915	7,559	23,677	22,785
Total interest income	80,367	75,690	236,470	223,740
Interest Expense
Deposits	3,947	3,027	12,206	9,177
Securities sold under agreements to repurchase	261	225	734	627
Federal Home Loan Bank advances	2,273	2,356	6,685	7,317
Other borrowed funds	21	34	63	135
Subordinated debentures	807	788	2,372	2,342
Total interest expense	7,309	6,430	22,060	19,598
Net Interest Income	73,058	69,260	214,410	204,142
Provision for loan losses	826	360	1,873	1,721
Net interest income after provision for loan losses	72,232	68,900	212,537	202,421
Non-Interest Income
Service charges and other fees	14,975	14,319	42,277	40,085
Miscellaneous loan fees and charges	1,055	1,342	3,354	3,571
Gain on sale of loans	7,326	6,000	20,356	14,373
Loss on sale of investments	(31)	(61)	(124)	(160)
Other income	2,474	2,832	8,431	8,455
Total non-interest income	25,799	24,432	74,294	66,324
Non-Interest Expense
Compensation and employee benefits	33,534	30,142	98,507	87,764
Occupancy and equipment	7,887	6,961	23,059	20,307
Advertising and promotions	2,459	2,141	6,626	5,866
Data processing	1,258	1,472	4,100	4,792
Other real estate owned	1,047	602	3,182	1,675
Regulatory assessments and insurance	1,478	1,435	3,789	4,055
Core deposit intangibles amortization	720	692	2,206	2,095
Other expenses	10,729	10,793	33,085	30,427
Total non-interest expense	59,112	54,238	174,554	156,981
Income Before Income Taxes	38,919	39,094	112,277	111,764
Federal and state income tax expense	9,305	9,800	25,658	27,063
Net Income	$29,614	29,294	86,619	84,701
Basic earnings per share	$0.39	0.40	1.15	1.14
Diluted earnings per share	$0.39	0.40	1.15	1.14
Dividends declared per share	$0.19	0.17	0.56	0.50
Average outstanding shares - basic	75,531,923	74,631,317	75,424,147	74,512,806
Average outstanding shares - diluted	75,586,453	74,676,124	75,469,355	74,554,263

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income	$29,614	29,294	86,619	84,701
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	11,506	(2,764)	(9,063)	32,553
Reclassification adjustment for losses included in net income	50	61	95	182
Net unrealized gains (losses) on available-for-sale securities	11,556	(2,703)	(8,968)	32,735
Tax effect	(4,476)	1,049	3,502	(12,687)
Net of tax amount	7,080	(1,654)	(5,466)	20,048
Unrealized (losses) gains on derivatives used for cash flow hedges	(8,630)	201	(10,727)	(11,468)
Reclassification adjustment for losses included in net income	1,263	—	3,771	—
Net unrealized (losses) gains on derivatives used for cash flow hedges	(7,367)	201	(6,956)	(11,468)
Tax effect	2,854	(78)	2,685	4,450
Net of tax amount	(4,513)	123	(4,271)	(7,018)
Total other comprehensive income (loss), net of tax	2,567	(1,531)	(9,737)	13,030
Total Comprehensive Income	$32,181	27,763	76,882	97,731

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2015 and 2014

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	84,701	13,030	97,731
Cash dividends declared ($0.50 per share)	—	—	—	(37,410)	—	(37,410)
Stock issuances under stock incentive plans	95,064	1	757	—	—	758
Stock issued in connection with acquisitions	555,732	5	15,122	—	—	15,127
Stock-based compensation and related taxes	—	—	1,024	—	—	1,024
Balance at September 30, 2014	75,024,092	$750	707,821	309,234	22,675	1,040,480
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income	—	—	—	86,619	(9,737)	76,882
Cash dividends declared ($0.56 per share)	—	—	—	(42,409)	—	(42,409)
Stock issuances under stock incentive plans	62,346	1	16	—	—	17
Stock issued in connection with acquisitions	443,644	4	10,772	—	—	10,776
Stock-based compensation and related taxes	—	—	1,495	—	—	1,495
Balance at September 30, 2015	75,532,082	$755	720,639	345,407	8,007	1,074,808

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014
Operating Activities
Net income	$86,619	84,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,873	1,721
Net amortization of investment securities premiums and discounts	20,082	21,239
Loans held for sale originated or acquired	(681,826)	(498,118)
Proceeds from sales of loans held for sale	719,989	504,518
Gain on sale of loans	(20,356)	(14,373)
Loss on sale of investments	124	160
Bargain purchase gain	—	(680)
Stock-based compensation expense, net of tax benefits	737	652
Excess tax (benefits) deficiencies from stock-based compensation	(102)	14
Depreciation of premises and equipment	10,178	8,706
Loss (gain) on sale of other real estate owned and write-downs, net	997	(1,096)
Amortization of core deposit intangibles	2,206	2,095
Net (increase) decrease in accrued interest receivable	(5,397)	254
Net increase in other assets	(7,198)	(1,373)
Net decrease in accrued interest payable	(645)	(530)
Net increase in other liabilities	6,547	12,908
Net cash provided by operating activities	133,828	120,798
Investing Activities
Sales of available-for-sale securities	52,691	162,930
Maturities, prepayments and calls of available-for-sale securities	504,062	476,286
Purchases of available-for-sale securities	(686,146)	(126,666)
Maturities, prepayments and calls of held-to-maturity securities	16,762	8,930
Purchases of held-to-maturity securities	(148,583)	(11,250)
Principal collected on loans	1,202,256	993,806
Loans originated or acquired	(1,524,814)	(1,273,235)
Net addition of premises and equipment and other real estate owned	(10,099)	(9,463)
Proceeds from sale of other real estate owned	7,769	12,644
Net proceeds from sale of non-marketable equity securities	29,886	801
Net cash received (paid) in acquisitions	19,712	(2,112)
Net cash (used in) provided by investing activities	(536,504)	232,671

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014
Financing Activities
Net increase in deposits	$181,147	217,203
Net increase in securities sold under agreements to repurchase	42,578	53,819
Net decrease in short-term Federal Home Loan Bank advances	—	(381,000)
Proceeds from long-term Federal Home Loan Bank advances	50,000	175,000
Repayments of long-term Federal Home Loan Bank advances	(19,581)	(267,316)
Net decrease in other borrowed funds	(585)	(929)
Cash dividends paid	(50,576)	(24,629)
Excess tax benefits (deficiencies) from stock-based compensation	102	(14)
Stock-based compensation activity	17	837
Net cash provided by (used in) financing activities	203,102	(227,029)
Net (decrease) increase in cash and cash equivalents	(199,574)	126,440
Cash and cash equivalents at beginning of period	442,409	155,657
Cash and cash equivalents at end of period	$242,835	282,097
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22,705	20,128
Cash paid during the period for income taxes	33,912	23,504
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$—	484,583
Sale and refinancing of other real estate owned	382	665
Transfer of loans to other real estate owned	6,910	8,995
Acquisitions
Fair value of common stock shares issued	10,776	15,127
Cash consideration for outstanding shares	12,219	16,690
Fair value of assets acquired	174,637	349,167
Liabilities assumed	152,779	316,670

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2015, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2015 and 2014, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2015 and 2014. The condensed consolidated statement of financial condition of the Company as of December 31, 2014 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results anticipated for the year ending December 31, 2015.

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

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan balances determined by management to be uncollectible are charged off as a reduction of the ALLL and recoveries of amounts previously charged off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.

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

In September 2015, FASB amended FASB ASC Topic 805, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are necessary. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principals for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$49,712	15	(412)	49,315
U.S. government sponsored enterprises	98,095	699	(3)	98,791
State and local governments	903,722	34,084	(6,806)	931,000
Corporate bonds	360,846	1,219	(1,254)	360,811
Residential mortgage-backed securities	1,081,926	11,440	(2,289)	1,091,077
Total available-for-sale	2,494,301	47,457	(10,764)	2,530,994
Held-to-maturity
State and local governments	651,822	26,470	(5,897)	672,395
Total held-to-maturity	651,822	26,470	(5,897)	672,395
Total investment securities	$3,146,123	73,927	(16,661)	3,203,389

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$44	—	—	44
U.S. government sponsored enterprises	21,916	31	(2)	21,945
State and local governments	962,365	40,173	(4,569)	997,969
Corporate bonds	313,545	2,059	(750)	314,854
Residential mortgage-backed securities	1,043,897	11,205	(2,486)	1,052,616
Total available-for-sale	2,341,767	53,468	(7,807)	2,387,428
Held-to-maturity
State and local governments	520,997	32,925	(2,976)	550,946
Total held-to-maturity	520,997	32,925	(2,976)	550,946
Total investment securities	$2,862,764	86,393	(10,783)	2,938,374

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2015. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$155,812	156,630	—	—
Due after one year through five years	432,211	433,896	—	—
Due after five years through ten years	151,861	156,083	18,557	18,706
Due after ten years	672,491	693,308	633,265	653,689
	1,412,375	1,439,917	651,822	672,395
Residential mortgage-backed securities [1]	1,081,926	1,091,077	—	—
Total	$2,494,301	2,530,994	651,822	672,395
__________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Available-for-sale
Proceeds from sales and calls of investment securities	$39,502	166,577	114,123	200,277
Gross realized gains [1]	516	160	598	341
Gross realized losses [1]	(566)	(221)	(693)	(523)
Held-to-maturity
Proceeds from calls of investment securities	6,697	5,006	16,762	8,936
Gross realized gains [1]	19	—	34	22
Gross realized losses [1]	—	—	(63)	—
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$46,129	(412)	2	—	46,131	(412)
U.S. government sponsored enterprises	4,595	(3)	—	—	4,595	(3)
State and local governments	135,878	(1,986)	137,894	(4,820)	273,772	(6,806)
Corporate bonds	131,483	(826)	10,736	(428)	142,219	(1,254)
Residential mortgage-backed securities	222,095	(1,317)	56,363	(972)	278,458	(2,289)
Total available-for-sale	$540,180	(4,544)	204,995	(6,220)	745,175	(10,764)
Held-to-maturity
State and local governments	$108,671	(2,389)	69,625	(3,508)	178,296	(5,897)
Total held-to-maturity	$108,671	(2,389)	69,625	(3,508)	178,296	(5,897)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$—	—	3	—	3	—
U.S. government sponsored enterprises	13,793	(2)	—	—	13,793	(2)
State and local governments	91,082	(1,273)	115,927	(3,296)	207,009	(4,569)
Corporate bonds	60,289	(545)	7,874	(205)	68,163	(750)
Residential mortgage-backed securities	192,962	(926)	78,223	(1,560)	271,185	(2,486)
Total available-for-sale	$358,126	(2,746)	202,027	(5,061)	560,153	(7,807)
Held-to-maturity
State and local governments	$18,643	(624)	76,761	(2,352)	95,404	(2,976)
Total held-to-maturity	$18,643	(624)	76,761	(2,352)	95,404	(2,976)

Based on an analysis of its investment securities with unrealized losses as of September 30, 2015 and December 31, 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At September 30, 2015, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Residential real estate loans	$644,694	611,463
Commercial loans
Real estate	2,500,952	2,337,548
Other commercial	1,080,715	925,900
Total	3,581,667	3,263,448
Consumer and other loans
Home equity	412,256	394,670
Other consumer	237,802	218,514
Total	650,058	613,184
Loans receivable [1]	4,876,419	4,488,095
Allowance for loan and lease losses	(130,768)	(129,753)
Loans receivable, net	$4,745,651	4,358,342
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $12,450,000 and $13,710,000 at September 30, 2015 and December 31, 2014, respectively.

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,519	14,850	68,697	31,483	8,946	6,543
Provision for loan losses	826	854	(657)	195	397	37
Charge-offs	(2,073)	(20)	(921)	(367)	(433)	(332)
Recoveries	1,496	24	907	290	136	139
Balance at end of period	$130,768	15,708	68,026	31,601	9,046	6,387

	Three Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,636	14,624	68,929	29,589	9,725	7,769
Provision for loan losses	360	374	(1,072)	758	900	(600)
Charge-offs	(2,243)	—	(944)	(579)	(607)	(113)
Recoveries	1,879	42	650	997	86	104
Balance at end of period	$130,632	15,040	67,563	30,765	10,104	7,160

	Nine Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	1,873	1,036	(452)	1,839	(621)	71
Charge-offs	(4,671)	(78)	(1,669)	(1,736)	(586)	(602)
Recoveries	3,813	70	2,348	607	290	498
Balance at end of period	$130,768	15,708	68,026	31,601	9,046	6,387

	Nine Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,721	1,111	(3,261)	3,025	1,411	(565)
Charge-offs	(5,567)	(413)	(1,208)	(2,328)	(906)	(712)
Recoveries	4,127	275	1,700	1,438	300	414
Balance at end of period	$130,632	15,040	67,563	30,765	10,104	7,160

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$7,497	1,857	1,224	3,956	52	408
Collectively evaluated for impairment	123,271	13,851	66,802	27,645	8,994	5,979
Total allowance for loan and lease losses	$130,768	15,708	68,026	31,601	9,046	6,387
Loans receivable
Individually evaluated for impairment	$146,239	22,483	88,122	24,343	7,405	3,886
Collectively evaluated for impairment	4,730,180	622,211	2,412,830	1,056,372	404,851	233,916
Total loans receivable	$4,876,419	644,694	2,500,952	1,080,715	412,256	237,802

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,597	853	2,967	6,836	447	494
Collectively evaluated for impairment	118,156	13,827	64,832	24,055	9,516	5,926
Total allowance for loan and lease losses	$129,753	14,680	67,799	30,891	9,963	6,420
Loans receivable
Individually evaluated for impairment	$161,366	19,576	105,264	25,321	6,901	4,304
Collectively evaluated for impairment	4,326,729	591,887	2,232,284	900,579	387,769	214,210
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three or Nine Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$32,176	9,438	11,360	9,532	175	1,671
Unpaid principal balance	32,931	9,580	11,384	9,613	195	2,159
Specific valuation allowance	7,497	1,857	1,224	3,956	52	408
Average balance - three months	33,095	7,246	13,236	10,697	205	1,711
Average balance - nine months	36,549	5,927	16,646	11,729	507	1,740
Loans without a specific valuation allowance
Recorded balance	$114,063	13,045	76,762	14,811	7,230	2,215
Unpaid principal balance	140,979	14,389	97,633	18,469	8,209	2,279
Average balance - three months	115,891	13,095	78,255	15,505	6,788	2,248
Average balance - nine months	118,921	13,890	80,032	16,361	6,339	2,299
Total
Recorded balance	$146,239	22,483	88,122	24,343	7,405	3,886
Unpaid principal balance	173,910	23,969	109,017	28,082	8,404	4,438
Specific valuation allowance	7,497	1,857	1,224	3,956	52	408
Average balance - three months	148,986	20,341	91,491	26,202	6,993	3,959
Average balance - nine months	155,470	19,817	96,678	28,090	6,846	4,039

	At or for the Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$45,688	4,110	27,155	11,377	1,214	1,832
Unpaid principal balance	48,477	4,276	28,048	12,461	1,336	2,356
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	53,339	5,480	24,519	19,874	1,039	2,427
Loans without a specific valuation allowance
Recorded balance	$115,678	15,466	78,109	13,944	5,687	2,472
Unpaid principal balance	145,038	16,683	100,266	19,117	6,403	2,569
Average balance	128,645	15,580	89,015	14,024	7,163	2,863
Total
Recorded balance	$161,366	19,576	105,264	25,321	6,901	4,304
Unpaid principal balance	193,515	20,959	128,314	31,578	7,739	4,925
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	181,984	21,060	113,534	33,898	8,202	5,290

Interest income recognized on impaired loans for the nine months ended September 30, 2015 and 2014 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$10,753	399	4,126	3,958	1,380	890
Accruing loans 60-89 days past due	7,069	236	5,567	501	549	216
Accruing loans 90 days or more past due	3,784	43	1,675	1,999	22	45
Non-accrual loans	54,632	9,590	29,251	8,160	6,856	775
Total past due and non-accrual loans	76,238	10,268	40,619	14,618	8,807	1,926
Current loans receivable	4,800,181	634,426	2,460,333	1,066,097	403,449	235,876
Total loans receivable	$4,876,419	644,694	2,500,952	1,080,715	412,256	237,802

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,139	3,506	7,925	5,310	1,374	1,024
Accruing loans 60-89 days past due	6,765	1,686	3,592	609	679	199
Accruing loans 90 days or more past due	214	35	31	74	17	57
Non-accrual loans	61,882	6,798	39,717	8,421	5,969	977
Total past due and non-accrual loans	88,000	12,025	51,265	14,414	8,039	2,257
Current loans receivable	4,400,095	599,438	2,286,283	911,486	386,631	216,257
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	10	2	3	4	—	1
Pre-modification recorded balance	$3,004	2,134	436	397	—	37
Post-modification recorded balance	$3,004	2,134	436	397	—	37
Troubled debt restructurings that subsequently defaulted
Number of loans	3	1	—	2	—	—
Recorded balance	$2,287	1,947	—	340	—	—

	Three Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	12	—	8	3	—	1
Pre-modification recorded balance	$8,681	—	8,361	309	—	11
Post-modification recorded balance	$8,681	—	8,361	309	—	11
Troubled debt restructurings that subsequently defaulted
Number of loans	3	—	2	1	—	—
Recorded balance	$1,620	—	927	693	—	—

	Nine Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	30	2	12	12	—	4
Pre-modification recorded balance	$10,127	2,134	5,446	2,306	—	241
Post-modification recorded balance	$9,833	2,134	5,366	2,092	—	241
Troubled debt restructurings that subsequently defaulted
Number of loans	7	1	1	3	1	1
Recorded balance	$2,542	1,947	78	440	75	2

	Nine Months ended September 30, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Troubled debt restructurings
Number of loans	38	—	16	18	2	2
Pre-modification recorded balance	$32,957	—	12,793	19,908	242	14
Post-modification recorded balance	$32,320	—	12,836	19,228	242	14
Troubled debt restructurings that subsequently defaulted
Number of loans	7	—	2	5	—	—
Recorded balance	$1,676	—	927	749	—	—

The modifications for the TDRs that occurred during the nine months ended September 30, 2015 and 2014 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $7,677,000 and $10,178,000 for the nine months ended September 30, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the nine months ended September 30, 2015 and 2014. At September 30, 2015, the Company had $3,864,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2015, the Company had $1,308,000 of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net carrying value at beginning of period	$130,843	129,706	129,706	129,706
Acquisitions	—	—	1,137	—
Net carrying value at end of period	$130,843	129,706	130,843	129,706

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Gross carrying value	$171,002	169,865
Accumulated impairment charge	(40,159)	(40,159)
Net carrying value	$130,843	129,706

The Company performed its annual goodwill impairment test during the third quarter of 2015 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

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

	September 30, 2015		December 31, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$36,114	—	36,077	—
Premises and equipment, net	—	12,783	—	13,106
Accrued interest receivable	113	—	116	—
Other assets	376	312	616	258
Total assets	$36,603	13,095	36,809	13,364
Liabilities
Other borrowed funds	$4,555	1,640	4,555	1,690
Accrued interest payable	4	5	4	5
Other liabilities	35	—	185	—
Total liabilities	$4,594	1,645	4,744	1,695

The following table summarizes the net investment loss of the consolidated VIEs and the associated tax credits included in the Company’s statements of operations during the three and nine months ended September 30, 2015 and 2014.

	Three Months ended				Nine Months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
VIE loss	$(15)	(177)	(14)	(270)	(705)	(680)	(701)	(811)
Federal income tax credits	276	294	275	318	1,441	881	1,439	953

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $441,041,000 and $397,107,000 at September 30, 2015 and December 31, 2014, respectively, and are secured by investment securities with carrying values of $472,289,000 and $479,345,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and by class of collateral pledged:

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government sponsored enterprises	$12,603	—	12,603
Residential mortgage-backed securities	425,614	2,824	428,438
Total	$438,217	2,824	441,041

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$391,997	5,110	397,107

Note 7. Derivatives and Hedging Activities

As of September 30, 2015, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

In October 2014, the interest rate swap with the $160,000,000 notional amount began its payment term. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current period. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the nine months ended September 30, 2015. Therefore, the aggregate fair value of the interest rate swap was recorded in other liabilities with changes recorded in other comprehensive income. The Company expects the hedge to remain highly effective during the remaining term of the interest rate swap. Interest expense recorded on this interest rate swap totaled $4,099,000 during 2015 and is reported as a component of interest expense on deposits. Unless the interest rate swap is terminated during the next year, the Company expects $5,405,000 of the unrealized loss reported in other comprehensive income at September 30, 2015 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$(8,630)	201	(10,727)	(11,468)
Amount of loss reclassified from OCI to interest expense	(1,263)	—	(3,771)	—
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$23,623	—	23,623	16,668	—	16,668

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $26,074,000 at September 30, 2015. There was $0 collateral pledged from the counterparty to the Company as of September 30, 2015. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Debit card expenses	$1,625	1,455	4,510	4,457
Consulting and outside services	898	1,634	4,173	3,024
VIE write-downs, losses and other expenses	761	858	3,062	3,210
Employee expenses	1,032	907	2,827	2,486
Postage	902	828	2,743	2,472
Printing and supplies	937	871	2,633	2,540
Checking and operating expenses	1,104	1,033	2,551	2,587
Telephone	816	667	2,453	2,207
Loan expenses	642	618	2,433	1,761
Accounting and audit fees	405	366	1,264	1,219
ATM expenses	242	268	811	836
Legal fees	332	389	780	1,027
Other	1,033	899	2,845	2,601
Total other expenses	$10,729	10,793	33,085	30,427

Note 9. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Gains (Losses) on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2013	$8,485	1,160	9,645
Other comprehensive income (loss) before reclassification	19,936	(7,018)	12,918
Amounts reclassified from accumulated other comprehensive income	112	—	112
Net current period other comprehensive income (loss)	20,048	(7,018)	13,030
Balance at September 30, 2014	$28,533	(5,858)	22,675
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive loss before reclassification	(5,524)	(6,581)	(12,105)
Amounts reclassified from accumulated other comprehensive income	58	2,310	2,368
Net current period other comprehensive loss	(5,466)	(4,271)	(9,737)
Balance at September 30, 2015	$22,479	(14,472)	8,007

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income available to common stockholders, basic and diluted	$29,614	29,294	86,619	84,701
Average outstanding shares - basic	75,531,923	74,631,317	75,424,147	74,512,806
Add: dilutive stock options and awards	54,530	44,807	45,208	41,457
Average outstanding shares - diluted	75,586,453	74,676,124	75,469,355	74,554,263
Basic earnings per share	$0.39	0.40	1.15	1.14
Diluted earnings per share	$0.39	0.40	1.15	1.14

There were 3,181 and 0 stock options or restricted stock awards excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2015 and 2014, respectively, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2015 and 2014.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2015.

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

The following schedules disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$49,315	—	49,315	—
U.S. government sponsored enterprises	98,791	—	98,791	—
State and local governments	931,000	—	931,000	—
Corporate bonds	360,811	—	360,811	—
Residential mortgage-backed securities	1,091,077	—	1,091,077	—
Total assets measured at fair value on a recurring basis	$2,530,994	—	2,530,994	—
Interest rate swaps	$23,623	—	23,623	—
Total liabilities measured at fair value on a recurring basis	$23,623	—	23,623	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$44	—	44	—
U.S. government sponsored enterprises	21,945	—	21,945	—
State and local governments	997,969	—	997,969	—
Corporate bonds	314,854	—	314,854	—
Residential mortgage-backed securities	1,052,616	—	1,052,616	—
Total assets measured at fair value on a recurring basis	$2,387,428	—	2,387,428	—
Interest rate swaps	$16,668	—	16,668	—
Total liabilities measured at fair value on a recurring basis	$16,668	—	16,668	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2015.

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

The following schedules disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$6,582	—	—	6,582
Collateral-dependent impaired loans, net of ALLL	12,401	—	—	12,401
Total assets measured at fair value on a non-recurring basis	$18,983	—	—	18,983

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$3,000	—	—	3,000
Collateral-dependent impaired loans, net of ALLL	15,480	—	—	15,480
Total assets measured at fair value on a non-recurring basis	$18,480	—	—	18,480

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$3,040	Sales comparison approach	Selling costs	7.0% - 10.0% (8.4%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$6,582
Collateral-dependent impaired loans, net of ALLL	$71	Cost approach	Selling costs	0.0% - 20.0% (9.7%)
	9,117	Sales comparison approach	Selling costs	7.0% - 10.0% (8.8%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	3,213	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$12,401

	Fair Value December 31, 2014	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$2,393	Sales comparison approach	Selling costs	0.0% - 10.0% (5.8%)
			Adjustment to comparables	0.0% - 7.0% (0.5%)
	607	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$3,000
Collateral-dependent impaired loans, net of ALLL	$6	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	5,335	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	6,330	Sales comparison approach	Selling costs	0.0% - 10.0% (8.3%)
			Adjustment to comparables	0.0% - 30.0% (3.5%)
	3,809	Combined approach	Selling costs	8.0% - 10.0% (9.2%)
			Adjustment to comparables	10.0% - 20.0% (16.2%)
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

Federal Home Loan Bank advances: fair value of non-callable Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. Such rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company.

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

The following schedules present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$242,835	242,835	—	—
Investment securities, available-for-sale	2,530,994	—	2,530,994	—
Investment securities, held-to-maturity	651,822	—	672,395	—
Loans held for sale	40,456	40,456	—	—
Loans receivable, net of ALLL	4,745,651	—	4,661,095	138,742
Accrued interest receivable	46,786	46,786	—	—
Non-marketable equity securities	24,905	—	24,905	—
Total financial assets	$8,283,449	330,077	7,889,389	138,742
Financial liabilities
Deposits	$6,673,179	5,388,835	1,287,943	—
FHLB advances	329,299	—	340,776	—
Repurchase agreements and other borrowed funds	447,660	—	447,660	—
Subordinated debentures	125,812	—	78,002	—
Accrued interest payable	3,641	3,641	—	—
Interest rate swaps	23,623	—	23,623	—
Total financial liabilities	$7,603,214	5,392,476	2,178,004	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$442,409	442,409	—	—
Investment securities, available-for-sale	2,387,428	—	2,387,428	—
Investment securities, held-to-maturity	520,997	—	550,946	—
Loans held for sale	46,726	46,726	—	—
Loans receivable, net of ALLL	4,358,342	—	4,288,417	149,769
Accrued interest receivable	40,587	40,587	—	—
Non-marketable equity securities	52,868	—	52,868	—
Total financial assets	$7,849,357	529,722	7,279,659	149,769
Financial liabilities
Deposits	$6,345,212	4,928,771	1,421,234	—
FHLB advances	296,944	—	312,363	—
Repurchase agreements and other borrowed funds	404,418	—	404,418	—
Subordinated debentures	125,705	—	76,711	—
Accrued interest payable	4,155	4,155	—	—
Interest rate swaps	16,668	—	16,668	—
Total financial liabilities	$7,193,102	4,932,926	2,231,394	—

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

The Company incurred $1,528,000 of third-party acquisition-related costs in connection with the CB acquisition during the nine months ended September 30, 2015. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of CB was approximately $5,493,000 and the net income was approximately $866,000 from February 28, 2015 to September 30, 2015. The following unaudited pro forma summary presents consolidated information of the Company as if the CB acquisition had occurred on January 1, 2014:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net interest income and non-interest income	$98,857	95,669	289,861	276,403
Net income	29,614	29,561	86,620	85,359

Note 13. Subsequent Event

On October 31, 2015, the Company acquired 100 percent of the outstanding common stock of Cañon Bank Corporation and its wholly-owned subsidiary, Cañon National Bank, a community bank based in Cañon City, Colorado (collectively, “Cañon”). Cañon provides banking services to individuals and businesses in south central Colorado, with banking offices located in Colorado Springs, Pueblo, Pueblo West, Cañon City, Colorado City, and Florence, Colorado. The acquisition expands the Company’s market into south central Colorado and further diversifies the Company’s loan, customer and deposit base. The branches of Cañon have become a part of the Bank of the San Juans bank division.

The Cañon acquisition was valued at $31,308,000 and resulted in the Company issuing 554,206 shares of its common stock and $16,145,000 in cash in exchange for all of Cañon’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the October 31, 2015 acquisition date.

As of October 31, 2015, the book value of Cañon’s total assets was $258,179,000. The initial accounting for the Cañon acquisition has not been completed because the fair value of loans, deposits and numerous other items has not yet been determined.

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

•	dependence on the Chief Executive Officer, the senior management team and the Presidents of Glacier Bank (“Bank”) divisions;

•	potential interruption or breach in security of the Company’s systems; and

•	the Company’s success in managing risks involved in the foregoing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions
On February 28, 2015, the Company completed the acquisition of Montana Community Banks, Inc., and its subsidiary, Community Bank, Inc., which has community banking offices in Missoula, Polson, Ronan and Pablo, Montana (collectively, “CB”). The branches of CB have become a part of the Glacier Bank and First Security Bank of Missoula bank divisions. The total purchase price of the acquisition was $23.0 million, consisting of $12.2 million of cash paid and 443,644 shares of the Company’s common stock issued which resulted in $1.1 million of goodwill. The Company incurred $1.5 million of legal and professional expenses in connection with the CB acquisition and conversion during the current year. The Company’s results of operations and financial condition include the acquisition of CB from the February 28, 2015 acquisition date.

On October 31, 2015, the Company completed the acquisition of Cañon Bank Corporation and its wholly-owned subsidiary, Cañon National Bank, which has community banking offices in Colorado Springs, Pueblo, Pueblo West, Cañon City, Colorado City, and Florence, Colorado. The branches of Cañon National Bank were merged into Glacier Bank and became part of the Bank of the San Juans bank division. Cash of $16.1 million was paid and 554,206 shares of the Company’s common stock were issued in the acquisition.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014
Cash and cash equivalents	$242,835	355,719	442,409	282,097	(112,884)	(199,574)	(39,262)
Investment securities, available-for-sale	2,530,994	2,361,830	2,387,428	2,398,196	169,164	143,566	132,798
Investment securities, held-to-maturity	651,822	593,314	520,997	482,757	58,508	130,825	169,065
Total investment securities	3,182,816	2,955,144	2,908,425	2,880,953	227,672	274,391	301,863
Loans receivable
Residential real estate	644,694	635,674	611,463	603,806	9,020	33,231	40,888
Commercial	3,581,667	3,529,274	3,263,448	3,248,529	52,393	318,219	333,138
Consumer and other	650,058	642,483	613,184	606,764	7,575	36,874	43,294
Loans receivable	4,876,419	4,807,431	4,488,095	4,459,099	68,988	388,324	417,320
Allowance for loan and lease losses	(130,768)	(130,519)	(129,753)	(130,632)	(249)	(1,015)	(136)
Loans receivable, net	4,745,651	4,676,912	4,358,342	4,328,467	68,739	387,309	417,184
Other assets	592,997	602,035	597,331	618,293	(9,038)	(4,334)	(25,296)
Total assets	$8,764,299	8,589,810	8,306,507	8,109,810	174,489	457,792	654,489

Total investment securities of $3.183 billion at September 30, 2015 increased $228 million, or 8 percent, during the current quarter and increased $302 million, or 10 percent, from September 30, 2014. The increase in the investment portfolio from the prior quarter and the prior year third quarter was the result of continuing to selectively purchase investment securities with the Company’s excess liquidity resulting from the sustained increase in deposits. Investment securities represented 36 percent of total assets at September 30, 2015 compared to 35 percent at December 31, 2014 and 36 percent at September 30, 2014.

The Company continues to experience growth in the loan portfolio which increased $69.0 million, or 1 percent, during the current quarter. The loan category with the largest dollar increase during the current quarter was commercial real estate loans which increased $46.6 million, or 2 percent. The loan category with the largest percentage increase was residential construction (i.e., regulatory classification) which increased 10 percent over the prior quarter. Excluding the CB acquisition, the loan portfolio increased $304 million, or 7 percent, since December 31, 2014 with $252 million of the increase coming from growth in commercial loans.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014
Non-interest bearing deposits	$1,893,723	1,731,015	1,632,403	1,595,971	162,708	261,320	297,752
Interest bearing deposits	4,779,456	4,827,642	4,712,809	4,510,840	(48,186)	66,647	268,616
Securities sold under agreements to repurchase	441,041	408,935	397,107	367,213	32,106	43,934	73,828
Federal Home Loan Bank advances	329,299	329,470	296,944	366,866	(171)	32,355	(37,567)
Other borrowed funds	6,619	6,665	7,311	7,351	(46)	(692)	(732)
Subordinated debentures	125,812	125,776	125,705	125,669	36	107	143
Other liabilities	113,541	103,856	106,181	95,420	9,685	7,360	18,121
Total liabilities	$7,689,491	7,533,359	7,278,460	7,069,330	156,132	411,031	620,161

The Company continues to generate strong increases in non-interest bearing deposits. Non-interest bearing deposits of $1.894 billion at September 30, 2015, increased $163 million, or 9 percent, from the prior quarter. Excluding the CB acquisition, non-interest bearing deposits increased $256 million, or 16 percent, from September 30, 2014. Interest bearing deposits of $4.779 billion at September 30, 2015 included $190 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Excluding the decrease of $7.5 million in wholesale deposits, interest bearing deposits at September 30, 2015 decreased $40.6 million, or 1 percent, during the current quarter. Excluding the CB acquisition, interest bearing deposits at September 30, 2015 increased $164 million, or 4 percent, from September 30, 2014.

Securities sold under agreements to repurchase (“repurchase agreements”) of $441 million at September 30, 2015 increased $32.1 million, or 8 percent, from the prior quarter and was primarily the result of additions to existing repurchase agreements. Federal Home Loan Bank (“FHLB”) advances of $329 million at September 30, 2015 were unchanged for the current quarter and increased $32.4 million, or 11 percent, since December 31, 2014 as the Company took advantage of attractive term borrowings that were available from the FHLB of Seattle prior to the merger with FHLB of Des Moines during the second quarter of 2015. FHLB advances decreased $37.6 million, or 10 percent, from September 30, 2014 as growth in deposits and continued balance sheet changes reduced the need for additional borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014
Common equity	$1,066,801	1,051,011	1,010,303	1,017,805	15,790	56,498	48,996
Accumulated other comprehensive income	8,007	5,440	17,744	22,675	2,567	(9,737)	(14,668)
Total stockholders’ equity	1,074,808	1,056,451	1,028,047	1,040,480	18,357	46,761	34,328
Goodwill and core deposit intangible, net	(141,624)	(142,344)	(140,606)	(141,323)	720	(1,018)	(301)
Tangible stockholders’ equity	$933,184	914,107	887,441	899,157	19,077	45,743	34,027

Stockholders’ equity to total assets	12.26%	12.30%	12.38%	12.83%
Tangible stockholders’ equity to total tangible assets	10.82%	10.82%	10.87%	11.28%
Book value per common share	$14.23	13.99	13.70	13.87	0.24	0.53	0.36
Tangible book value per common share	$12.35	12.10	11.83	11.98	0.25	0.52	0.37
Market price per share at end of period	$26.39	29.42	27.77	25.86	(3.03)	(1.38)	0.53

Tangible stockholders’ equity of $933 million at September 30, 2015 increased $19.1 million, or 2 percent, from the prior quarter due primarily to earnings retention and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $34.0 million, or 4 percent, from a year ago the result of earnings retention and Company stock issued in connection with the CB acquisitions, both of which offset the decrease in accumulated other comprehensive income. Tangible book value per common share of $12.35 increased $0.25 per share from the prior quarter and increased $0.37 per share from the prior year third quarter.

Cash Dividend
On September 30, 2015, the Company’s Board of Directors declared a cash dividend of $0.19 per share. The dividend was payable October 22, 2015 to shareholders of record on October 13, 2015. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2015
Compared to June 30, 2015 and September 30, 2014

Performance Summary

	Three Months ended
(Dollars in thousands, except per share data)	September 30, 2015	June 30, 2015	September 30, 2014
Net income	$29,614	29,335	29,294
Diluted earnings per share	$0.39	0.39	0.40
Return on average assets (annualized)	1.36%	1.39%	1.46%
Return on average equity (annualized)	10.93%	11.05%	11.30%

The Company reported net income of $29.6 million for the current quarter, an increase of $320 thousand, or 1 percent, from the $29.3 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.39 per share, a decrease of $0.01, or 3 percent, from the prior year third quarter diluted earnings per share of $0.40. Included in the current quarter non-interest expense was $259 thousand of one-time acquisition and conversion related expenses.

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2014
Net interest income
Interest income	$80,367	78,617	75,690	1,750	4,677
Interest expense	7,309	7,369	6,430	(60)	879
Total net interest income	73,058	71,248	69,260	1,810	3,798
Non-interest income
Service charges, loan fees, and other fees	16,030	15,445	15,661	585	369
Gain on sale of loans	7,326	7,600	6,000	(274)	1,326
(Loss) gain on sale of investments	(31)	(98)	(61)	67	30
Other income	2,474	2,855	2,832	(381)	(358)
Total non-interest income	25,799	25,802	24,432	(3)	1,367
	$98,857	97,050	93,692	1,807	5,165
Net interest margin (tax-equivalent)	3.96%	3.98%	3.99%

Net Interest Income
In the current quarter, interest income of $80.4 million increased $1.8 million, or 2 percent from the prior quarter, such increase attributable to increases in interest income on commercial loans. Income of $42.1 million on commercial loans increased $1.4 million, or 4 percent, from the prior quarter and was driven primarily by loan volume increases. Interest income during the current quarter increased $4.7 million, or 6 percent, over the prior year third quarter and was also due to higher interest income on commercial loans. The current quarter interest income on commercial loans increased $14.2 million, or 13 percent, over the prior year third quarter primarily the result of an increased volume in commercial loans. Interest income of $22.4 million on investment securities increased $478 thousand, or 2 percent, over the prior quarter and decreased $357 thousand, or 2 percent, over the prior year third quarter.

The current quarter interest expense of $7.3 million decreased $60 thousand, or 1 percent, from the prior quarter. The current quarter interest expense increased $879 thousand from the prior year third quarter, such increase attributed to the interest expense associated with the interest rate swap which started interest expense accruals in the fourth quarter of 2014. The total cost of funding (including non-interest bearing deposits) for the current quarter was 39 basis points compared to 40 basis points for the prior quarter and 37 basis points in the prior year third quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.96 percent compared to 3.98 percent in the prior quarter. The 2 basis point decrease in the current quarter net interest margin was primarily driven by a 3 basis point reduction in the acquired loan fair value discount accretion. Included in the current quarter net interest margin was 4 basis points related to the recovery of interest on loans previously placed on non-accrual compared to 1 basis point in the prior quarter. The Company’s current quarter net interest margin decreased 3 basis points from the prior year third quarter net interest margin of 3.99 percent. The reduction in the net interest margin from the prior year third quarter was the result of a 6 basis point increase in interest expense related to the interest rate swaps.

Non-interest Income
Non-interest income for the current quarter totaled $25.8 million which was stable compared to the prior quarter and an increase of $1.4 million, or 6 percent, over the same quarter last year. Service fee income of $16.0 million, increased $585 thousand, or 4 percent, from the prior quarter and increased $369 thousand, or 2 percent, from the prior year third quarter with both increases the result of the increased number of deposit accounts. Gain of $7.3 million on the sale of the residential loans in the current quarter decreased $274 thousand, or 4 percent, from the prior quarter and increased $1.3 million, or 22 percent, from the prior year third quarter as a result of an increase in mortgage purchase activity. Other non-interest income for the current quarter decreased $381 thousand, or 13 percent, over the prior quarter the result of annual incentives received in the second quarter of 2015. Other non-interest income decreased $358 thousand, or 13 percent, over the prior year third quarter due to a decrease in other real estate owned (“OREO”) income. Included in other income was operating revenue of $19 thousand from OREO and a gain of $110 thousand from the sale of OREO, a combined total of $129 thousand for the current quarter compared to $323 thousand for the prior quarter and $406 thousand for the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2014
Compensation and employee benefits	$33,534	32,729	30,142	805	3,392
Occupancy and equipment	7,887	7,810	6,961	77	926
Advertising and promotions	2,459	2,240	2,141	219	318
Data processing	1,258	1,593	1,472	(335)	(214)
Other real estate owned	1,047	1,377	602	(330)	445
Regulatory assessments and insurance	1,478	1,006	1,435	472	43
Core deposit intangibles amortization	720	755	692	(35)	28
Other expenses	10,729	12,435	10,793	(1,706)	(64)
Total non-interest expense	$59,112	59,945	54,238	(833)	4,874

Compensation and employee benefits for the current quarter increased by $805 thousand, or 2 percent, from the prior quarter. Compensation and employee benefits for the current quarter increased by $3.4 million, or 11 percent, from the prior year third quarter due to the increased number of employees from the CB acquisition and the First National Bank of the Rockies (“FNBR”) acquisition in August 2014, and annual salary increases. Current quarter occupancy and equipment expense increased $926 thousand, or 13 percent, from the prior year third quarter as a result of added costs associated with the CB and FNBR acquisitions and equipment expense related to additional information technology infrastructure. The current quarter advertising expense increased $219 thousand, or 10 percent, from the prior quarter and increased $318 thousand, or 15 percent, from the prior year third quarter as a result of the Company actively marketing to its customer base in certain market areas. The current quarter data processing expense decreased $335 thousand, or 21 percent, from the prior quarter as a result of conversion related expenses and general increases during the prior quarter. The current quarter data processing expense decreased $214 thousand, or 15 percent, from the prior year third quarter as a result of a decrease in outsourced data processing expense from an acquired bank in the prior year third quarter. The current quarter OREO expense of $1.0 million was a decrease of $330 thousand from the prior quarter and included $559 thousand of operating expense, $452 thousand of fair value write-downs, and $37 thousand of loss from the sales of OREO. Current quarter other expenses of $10.7 million decreased by $1.7 million, or 14 percent, from the prior quarter primarily from expenses connected with equity investments in New Market Tax Credits (“NMTC”) projects and conversion related expenses which were incurred in the second quarter of 2015. The NMTC expenses were more than offset by the tax benefits included in federal income tax expense during the second quarter of 2015 which was the reason for the increase of $1.8 million in federal and state income tax during the current quarter.

Efficiency Ratio
The efficiency ratio for the current quarter was 54.32 percent compared to 55.91 percent in the prior quarter. The 1.59 percent decrease in efficiency ratio resulted from decreases in expenses associated with NMTC projects and increases in net interest income primarily from volume increases in commercial loans and investment securities. The current quarter efficiency ratio of 54.32 percent compares to 53.87 percent in the prior year third quarter. The 45 basis point increase in efficiency ratio resulted from increases in non-interest expense driven by increased compensation and other operational expenses, which outpaced the increases in net interest income from an increase in earning assets.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net (Recoveries) Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2015	$826	$577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%
Fourth quarter 2013	1,802	2,216	3.21%	0.79%	1.39%

Net charge-offs of loans for the current quarter were $577 thousand compared to net recoveries of $381 thousand for the prior quarter and net charge-offs of $364 thousand from the same quarter last year. The current quarter provision for loan losses of $826 thousand increased $544 thousand from the prior quarter and increased $466 thousand from the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results for Nine Months ended September 30, 2015
Compared to September 30, 2014

Performance Summary

	Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2015	September 30, 2014
Net income	$86,619	84,701
Diluted earnings per share	$1.15	1.14
Return on average assets (annualized)	1.37%	1.44%
Return on average equity (annualized)	10.90%	11.27%

Net income for the nine months ended September 30, 2015 was $86.6 million, an increase of $1.9 million, or 2 percent, from the $84.7 million of net income for the same period in the prior year. Diluted earnings per share for the nine months ended September 30, 2015 was $1.15 per share, an increase of $0.01, or 1 percent, from the diluted earnings per share for the same period in the prior year.

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage change from September 30, 2014:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2015	September 30, 2014
Net interest income
Interest income	$236,470	$223,740	$12,730	6%
Interest expense	22,060	19,598	2,462	13%
Total net interest income	214,410	204,142	10,268	5%
Non-interest income
Service charges, loan fees, and other fees	45,631	43,656	1,975	5%
Gain on sale of loans	20,356	14,373	5,983	42%
Loss on sale of investments	(124)	(160)	36	(23)%
Other income	8,431	8,455	(24)	—%
Total non-interest income	74,294	66,324	7,970	12%
	$288,704	$270,466	$18,238	7%
Net interest margin (tax-equivalent)	3.99%	4.00%

Net Interest Income
Interest income for the first nine months of the current year increased $12.7 million, or 6 percent, from the prior year first nine months and was principally due to an increase in income from commercial loans. Current year interest income of $122 million on commercial loans increased $14.2 million, or 13 percent, from the prior year first nine months and was primarily the result of an increased volume of commercial loans. Current year interest income of $67.4 million on investment securities decreased $3.6 million, or 5 percent, over the same period last year, as a result of a decreased rate on investment securities, although the tax effective yield adjustment reduced this decrease to $140 thousand.

Interest expense for the first nine months of the current year increased $2.5 million, or 13 percent, from the prior year first nine months and was primarily due to the interest expense associated with the interest rate swap which started interest expense accruals in the fourth quarter of 2014. The total funding cost (including non-interest bearing deposits) for the first nine months of 2015 was 40 basis points compared to 39 basis points for the first nine months of 2014.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2015 was 3.99 percent, a decrease of 1 basis point from the prior year first nine months net interest margin of 4.00 percent. The 1 basis point reduction was attributable to a combination of items including an increase in interest expense from the interest rate swaps which was partially offset by increases in higher yielding earning assets.

Non-interest Income
Non-interest income of $74.3 million for the first nine months of 2015 increased $8.0 million, or 12 percent, over the same period last year. Service charges and other fees of $45.6 million for the first nine months of 2015 increased $2.0 million, or 5 percent, from the same period last year driven by the increased number of deposit accounts. The gains of $20.4 million on the sale of residential loans for the first nine months of 2015 increased $6.0 million, or 42 percent, from the first nine months of 2014 resulting from an increase in mortgage refinancing and purchase activity. Other income was unchanged from the nine month period last year. Included in other income was operating revenue of $95 thousand from OREO and gains of $775 thousand from the sales of OREO, which totaled $870 thousand for the first nine months of 2015 compared to $1.8 million for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage change from September 30, 2014:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2015	September 30, 2014
Compensation and employee benefits	$98,507	$87,764	$10,743	12%
Occupancy and equipment	23,059	20,307	2,752	14%
Advertising and promotions	6,626	5,866	760	13%
Data processing	4,100	4,792	(692)	(14)%
Other real estate owned	3,182	1,675	1,507	90%
Regulatory assessments and insurance	3,789	4,055	(266)	(7)%
Core deposit intangible amortization	2,206	2,095	111	5%
Other expenses	33,085	30,427	2,658	9%
Total non-interest expense	$174,554	$156,981	$17,573	11%

Compensation and employee benefits for the first nine months of 2015 increased $10.7 million, or 12 percent, from the same period last year due to the increased number of employees from the acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense increased $2.8 million, or 14 percent, as a result of increased costs associated with the CB and FNBR acquisitions and equipment expense related to additional information technology infrastructure. Outsourced data processing expense decreased $692 thousand, or 14 percent, from the prior year first nine months as a result of a decrease in conversion related expenses and outsourced data processing expense from an acquired bank. OREO expense of $3.2 million in the first nine months of 2015 increased $1.5 million, or 90 percent, from the first nine months of the prior year. OREO expenses tend to fluctuate based on the level of activity in various quarters. OREO expense for the first nine months of 2015 included $1.4 million of operating expenses, $1.5 million of fair value write-downs, and $250 thousand of loss from the sales of OREO. Other expense of $33.1 million for the first nine months of 2015 increased by $2.7 million, or 9 percent, from the first nine months of the prior year primarily due to increases in conversion and acquisition related expenses.

Efficiency Ratio
The efficiency ratio was 55.01 percent for the first nine months of 2015 and 54.03 percent for the first nine months of 2014. The increase in the efficiency ratio resulted from compensation expense and increased costs from acquisitions outpacing the increase in net interest income and increases in gain on sale of loans.

Provision for Loan Losses
The provision for loan losses was $1.9 million for the first nine months of 2015, an increase of $152 thousand, or 9 percent, from the same period in the prior year. Net charged-off loans during the first nine months of 2015 were $858 thousand, a decrease of $582 thousand from the first nine months of 2014.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities are summarized below:

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$49,315	2%	$44	—%	$—	—%
U.S. government sponsored enterprises	98,791	3%	21,945	1%	9,282	—%
State and local governments	931,000	29%	997,969	34%	936,774	32%
Corporate bonds	360,811	11%	314,854	11%	341,531	12%
Residential mortgage-backed securities	1,091,077	34%	1,052,616	36%	1,110,609	39%
Total available-for-sale	2,530,994	79%	2,387,428	82%	2,398,196	83%
Held-to-maturity
State and local governments	651,822	21%	520,997	18%	482,757	17%
Total held-to-maturity	651,822	21%	520,997	18%	482,757	17%
Total investment securities	$3,182,816	100%	$2,908,425	100%	$2,880,953	100%

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

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$353,903	359,894	363,840	374,870
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	945,906	975,147	868,990	908,334
S&P: A+, A, A- / Moody’s: A1, A2, A3	239,922	251,841	233,751	248,592
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,859	3,001	—	—
Not rated by either entity	12,954	13,512	16,781	17,119
Below investment grade	—	—	—	—
Total	$1,555,544	1,603,395	1,483,362	1,548,915

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$822,003	849,272	765,710	803,152
General obligation - limited	259,454	269,975	271,428	284,865
Revenue	426,388	435,139	391,902	405,104
Certificate of participation	34,608	35,668	35,610	36,823
Other	13,091	13,341	18,712	18,971
Total	$1,555,544	1,603,395	1,483,362	1,548,915

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$207,476	212,685	208,129	216,483
Washington	173,438	180,510	150,691	159,259
Michigan	147,536	153,127	115,564	121,535
California	104,134	106,486	109,057	112,367
Pennsylvania	85,756	87,314	107,261	110,444
All other states	837,204	863,273	792,660	828,827
Total	$1,555,544	1,603,395	1,483,362	1,548,915

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at September 30, 2015. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$35	1.89%	$11,472	0.77%	$37,808	0.85%	$—	—%	$49,315	0.83%
U.S. government sponsored enterprises	—	—%	72,397	1.88%	26,394	2.03%	—	—%	—	—%	98,791	1.92%
State and local governments	53,659	2.06%	103,624	2.11%	118,217	3.39%	655,500	4.31%	—	—%	931,000	3.81%
Corporate bonds	102,971	1.99%	257,840	2.04%	—	—%	—	—%	—	—%	360,811	2.02%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,091,077	2.00%	1,091,077	2.00%
Total available-for-sale	156,630	2.01%	433,896	2.03%	156,083	2.96%	693,308	4.12%	1,091,077	2.00%	2,530,994	2.63%
Held-to-maturity
State and local governments	—	—%	—	—%	18,557	2.59%	633,265	4.12%	—	—%	651,822	4.08%
Total held-to-maturity	—	—%	—	—%	18,557	2.59%	633,265	4.12%	—	—%	651,822	4.08%
Total investment securities	$156,630	2.01%	$433,896	2.03%	$174,640	2.92%	$1,326,573	4.12%	$1,091,077	2.00%	$3,182,816	2.93%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of September 30, 2015, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2015, S&P reaffirmed its AA+ rating of U.S. government long-term debt and the outlook remains stable. In October 2015, Moody's reaffirmed its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2015, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at September 30, 2015 into two categories: investments purchased prior to 2015 and those purchased during 2015. Of those investments purchased prior to 2015, the fair market value and unrealized gain or loss at December 31, 2014 is also presented.

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2015
U.S. government and federal agency	$2	$—	—%	$3	$—	—%
State and local governments	379,975	(11,327)	(3)%	387,354	(6,404)	(2)%
Corporate bonds	59,815	(812)	(1)%	60,716	(598)	(1)%
Residential mortgage-backed securities	132,164	(1,799)	(1)%	167,745	(2,121)	(1)%
Total	$571,956	$(13,938)	(2)%	$615,818	$(9,123)	(1)%
Temporarily impaired securities purchased during 2015
U.S. government and federal agency	$46,129	$(412)	(1)%
U.S. government sponsored enterprises	4,595	(3)	—%
State and local governments	72,093	(1,376)	(2)%
Corporate bonds	82,404	(442)	(1)%
Residential mortgage-backed securities	146,294	(490)	—%
Total	$351,515	$(2,723)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$46,131	$(412)	(1)%
U.S. government sponsored enterprises	4,595	(3)	—%
State and local governments	452,068	(12,703)	(3)%
Corporate bonds	142,219	(1,254)	(1)%
Residential mortgage-backed securities	278,458	(2,289)	(1)%
Total	$923,471	$(16,661)	(2)%

With respect to severity, the following table provides the number of securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at September 30, 2015:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	2	$(171)
5.1% to 10.0%	37	(4,629)
0.1% to 5.0%	476	(11,861)
Total	515	$(16,661)

With respect to the duration of the impaired debt securities, the Company identified 147 securities which have been continuously impaired for the twelve months ending September 30, 2015. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 147 securities which have been continuously impaired for the twelve months ended September 30, 2015, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	1	$—	$—
State and local governments	126	(8,328)	(859)
Corporate bonds	5	(428)	(175)
Residential mortgage-backed securities	15	(972)	(446)
Total	147	$(9,728)

Based on the Company's analysis of its impaired debt securities as of September 30, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the investment securities with unrealized losses at September 30, 2015 were issued by Freddie Mac, Fannie Mae, the Government National Mortgage Association and other agencies of the United States government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at September 30, 2015 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$644,694	13%	$611,463	14%	$603,806	14%
Commercial loans
Real estate	2,500,952	53%	2,337,548	54%	2,276,282	53%
Other commercial	1,080,715	23%	925,900	21%	972,247	22%
Total	3,581,667	76%	3,263,448	75%	3,248,529	75%
Consumer and other loans
Home equity	412,256	9%	394,670	9%	385,681	9%
Other consumer	237,802	5%	218,514	5%	221,083	5%
Total	650,058	14%	613,184	14%	606,764	14%
Loans receivable	4,876,419	103%	4,488,095	103%	4,459,099	103%
Allowance for loan and lease losses	(130,768)	(3)%	(129,753)	(3)%	(130,632)	(3)%
Loans receivable, net	$4,745,651	100%	$4,358,342	100%	$4,328,467	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Other real estate owned	$26,609	26,686	27,804	28,374
Accruing loans 90 days or more past due
Residential real estate	43	—	35	869
Commercial	3,674	429	105	698
Consumer and other	67	189	74	50
Total	3,784	618	214	1,617
Non-accrual loans
Residential real estate	9,590	7,038	6,798	6,592
Commercial	37,411	43,281	48,138	53,433
Consumer and other	7,631	6,599	6,946	8,124
Total	54,632	56,918	61,882	68,149
Total non-performing assets [1]	$85,025	84,222	89,900	98,140
Non-performing assets as a percentage of subsidiary assets	0.97%	0.98%	1.08%	1.21%
ALLL as a percentage of non-performing loans	224%	227%	209%	187%
Accruing loans 30-89 days past due	$17,822	28,474	25,904	17,570
Accruing troubled debt restructurings	$63,638	64,336	69,129	74,376
Non-accrual troubled debt restructurings	$27,442	32,664	33,714	37,482
Interest income [2]	$1,981	1,375	3,005	2,489
__________

[1]	As of September 30, 2015, non-performing assets have not been reduced by U.S. government guarantees of $2.0 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at September 30, 2015 were $85.0 million, an increase of $803 thousand, or less than 1 percent, during the current quarter. Non-performing assets at September 30, 2015 decreased $13.1 million, or 13 percent, from a year ago. Land, lot and other construction loans (i.e., regulatory classification) continues to be the largest category of non-performing assets with $38.6 million, or 45 percent, at September 30, 2015. The Company has continued to make progress by reducing this category the past few years and the category decreased $4.2 million, or 10 percent, from the prior quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $17.8 million at September 30, 2015 decreased $10.7 million from the prior quarter and increased $252 thousand from the prior year third quarter.

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

For non-performing construction loans involving residential structures, the percentage-of-completion exceeds 95 percent at September 30, 2015. For non-performing construction loans involving commercial structures, the percentage-of-completion ranges from projects not started to projects completed at September 30, 2015. During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced based upon a percentage-of-completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

Construction loans, a regulatory classification, accounted for 35 percent of the Company’s non-accrual loans as of September 30, 2015. Land, lot and other construction loans, a regulatory classification, were 94 percent of the non-accrual construction loans. Of the Company’s $19.0 million of non-accrual construction loans at September 30, 2015, 90 percent of such loans had collateral properties securing the loans in Western Montana. With locations and operations in the contiguous northern Rocky Mountain states of Idaho and Montana, the geography and economies of each of these states are predominantly tied to real estate development given the sprawling abundance of timbered valleys and mountainous terrain with significant lakes, streams and watershed areas. Consistent with the lingering economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $146 million and $161 million as of September 30, 2015 and December 31, 2014, respectively. The ALLL includes specific valuation allowances of $7.5 million and $11.6 million of impaired loans as of September 30, 2015 and December 31, 2014, respectively. Of the total impaired loans at September 30, 2015, there were 22 significant commercial real estate and other commercial loans that accounted for $58.1 million, or 40 percent, of the impaired loans. The 22 loans were collateralized by 133 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at September 30, 2015, there were 167 loans aggregating $88.1 million, or 60 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $91 million and $103 million as of September 30, 2015 and December 31, 2014, respectively. The Company’s TDR loans are considered impaired loans of which $27.4 million and $33.7 million as of September 30, 2015 and December 31, 2014, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition and transfer of the loan into OREO during 2015 was $7.7 million of which $1.3 million was residential real estate loans, $6.0 million was commercial loans, and $400 thousand was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2015 was $6.9 million of which $1.3 million was residential real estate, $5.4 million was commercial, and $200 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Nine Months ended	Six Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Balance at beginning of period	$27,804	27,804	26,860	26,860
Acquisitions	464	464	3,928	3,928
Additions	6,910	5,181	11,493	8,995
Capital improvements	579	409	1,661	804
Write-downs	(1,522)	(1,070)	(691)	(216)
Sales	(7,626)	(6,102)	(15,447)	(11,997)
Balance at end of period	$26,609	26,686	27,804	28,374

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

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process of identifying impaired loans is necessary to support management’s evaluation of the ALLL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management’s evaluation of the loan portfolio credit quality. The loan review function also assesses the ALLL evaluation process.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2015			December 31, 2014			September 30, 2014
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$15,708	12%	13%	$14,680	11%	13%	$15,040	11%	13%
Commercial real estate	68,026	52%	51%	67,799	52%	52%	67,563	52%	51%
Other commercial	31,601	24%	22%	30,891	24%	21%	30,765	24%	22%
Home equity	9,046	7%	9%	9,963	8%	9%	10,104	8%	9%
Other consumer	6,387	5%	5%	6,420	5%	5%	7,160	5%	5%
Total	$130,768	100%	100%	$129,753	100%	100%	$130,632	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Nine Months ended	Six Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Balance at beginning of period	$129,753	129,753	130,351	130,351
Provision for loan losses	1,873	1,047	1,912	1,721
Charge-offs
Residential real estate	(78)	(58)	(431)	(413)
Commercial loans	(3,405)	(2,117)	(4,860)	(3,536)
Consumer and other loans	(1,188)	(423)	(2,312)	(1,618)
Total charge-offs	(4,671)	(2,598)	(7,603)	(5,567)
Recoveries
Residential real estate	70	46	328	275
Commercial loans	2,955	1,758	3,757	3,138
Consumer and other loans	788	513	1,008	714
Total recoveries	3,813	2,317	5,093	4,127
Charge-offs, net of recoveries	(858)	(281)	(2,510)	(1,440)
Balance at end of period	$130,768	130,519	129,753	130,632
ALLL as a percentage of total loans	2.68%	2.71%	2.89%	2.93%
Net charge-offs as a percentage of total loans	0.02%	0.01%	0.06%	0.03%

The allowance was $131 million at September 30, 2015 and continued to remain stable compared to the prior periods. The allowance was 2.68 percent of total loans outstanding at September 30, 2015 compared to 2.89 percent at December 31, 2014 and 2.93 percent for the same quarter last year. The reduction in the allowance as a percentage of total loans was driven primarily by loan growth, stabilizing credit quality, and no allowance carried over from bank acquisitions as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended September 30, 2015 and 2014, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2015, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $1.0 million. During the same period in 2014, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $281 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 133 locations, including 125 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates has diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

There continues to be improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within the Company’s footprint and four of the Company’s states continue to outpace the one-year national rate. Colorado was one of only two states in the country with double-digit home price increases, while Wyoming and Montana continue to lag behind the national trend. Personal income growth remains in positive territory for each of the Company’s states. The Federal Reserve Bank of Philadelphia’s composite state coincident indices reflected positive growth over the last three months in all of the Company’s states except Wyoming and the six month forecast of the state leading indices projects steady growth in most of the Company’s footprint, although Montana is expected to have the slowest rate of growth. Consumer sentiment is hovering above 90 following a significant increase at the end of 2014 and consumer spending has been relatively stable the past few months. The general unemployment rate trend across the Company’s footprint is down; however, minor upticks have occurred recently in several states. Washington has seen a 1 percent decrease since January 2015. Year-over-year unemployment trends remain favorable despite some global uncertainty and four of the Company’s states are continuing to experience double digit year-over-year declines in their rates. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company has started to see positive signs throughout the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 11 percent and 12 percent of the Company’s total loan portfolio and accounted for 35 percent and 43 percent of the Company’s non-accrual loans at September 30, 2015 and December 31, 2014, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Specific valuation allowance	$7,497	7,254	11,597	10,150
General valuation allowance	123,271	123,265	118,156	120,482
Total ALLL	$130,768	130,519	129,753	130,632

During 2015, the ALLL increased by $1.0 million, the net result of a $4.1 million decrease in the specific valuation allowance and a $5.1 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $13.5 million decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $313 million in loans collectively evaluated for impairment, excluding the CB acquisition.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014
Custom and owner occupied construction	$64,951	$56,460	56,689	$59,121	15%	15%	10%
Pre-sold and spec construction	46,921	45,063	47,406	44,085	4%	(1)%	6%
Total residential construction	111,872	101,523	104,095	103,206	10%	7%	8%
Land development	83,756	78,059	82,829	88,507	7%	1%	(5)%
Consumer land or lots	98,490	98,365	101,818	99,003	—%	(3)%	(1)%
Unimproved land	74,439	76,726	86,116	66,684	(3)%	(14)%	12%
Developed lots for operative builders	13,697	13,673	14,126	15,471	—%	(3)%	(11)%
Commercial lots	22,937	20,047	16,205	16,050	14%	42%	43%
Other construction	122,347	126,966	150,075	149,207	(4)%	(18)%	(18)%
Total land, lot, and other construction	415,666	413,836	451,169	434,922	—%	(8)%	(4)%
Owner occupied	885,736	874,651	849,148	834,742	1%	4%	6%
Non-owner occupied	739,057	718,024	674,381	658,429	3%	10%	12%
Total commercial real estate	1,624,793	1,592,675	1,523,529	1,493,171	2%	7%	9%
Commercial and industrial	619,688	635,259	547,910	573,617	(2)%	13%	8%
Agriculture	386,523	374,258	310,785	317,506	3%	24%	22%
1st lien	801,705	802,152	775,785	782,116	—%	3%	3%
Junior lien	67,351	67,019	68,358	71,678	—%	(1)%	(6)%
Total 1-4 family	869,056	869,171	844,143	853,794	—%	3%	2%
Multifamily residential	189,944	195,674	160,426	168,760	(3)%	18%	13%
Home equity lines of credit	359,605	356,077	334,788	322,442	1%	7%	12%
Other consumer	154,095	147,427	133,773	139,045	5%	15%	11%
Total consumer	513,700	503,504	468,561	461,487	2%	10%	11%
Other	185,633	174,732	124,203	118,234	6%	49%	57%
Total loans receivable, including loans held for sale	4,916,875	4,860,632	4,534,821	4,524,697	1%	8%	9%
Less loans held for sale [1]	(40,456)	(53,201)	(46,726)	(65,598)	(24)%	(13)%	(38)%
Total loans receivable	$4,876,419	$4,807,431	4,488,095	$4,459,099	1%	9%	9%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification on the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Sep 30, 2015	Sep 30, 2015	Sep 30, 2015
Custom and owner occupied construction	$1,048	1,079	1,132	1,164	1,048	—	—
Pre-sold and spec construction	—	18	218	222	—	—	—
Total residential construction	1,048	1,097	1,350	1,386	1,048	—	—
Land development	17,719	20,405	20,842	24,803	7,769	—	9,950
Consumer land or lots	2,430	2,647	3,581	3,451	1,105	—	1,325
Unimproved land	12,055	12,580	14,170	13,659	8,607	—	3,448
Developed lots for operative builders	492	848	1,318	1,672	270	—	222
Commercial lots	1,631	2,050	2,660	2,697	241	—	1,390
Other construction	4,244	4,244	5,151	5,154	—	—	4,244
Total land, lot and other construction	38,571	42,774	47,722	51,436	17,992	—	20,579
Owner occupied	12,719	13,057	13,574	14,913	8,220	1,444	3,055
Non-owner occupied	3,833	3,179	3,013	3,768	2,713	—	1,120
Total commercial real estate	16,552	16,236	16,587	18,681	10,933	1,444	4,175
Commercial and industrial	5,110	5,805	4,375	4,833	4,868	199	43
Agriculture	3,114	2,769	3,074	3,430	2,499	167	448
1st lien	11,953	9,867	9,580	13,236	10,538	107	1,308
Junior lien	660	739	442	481	660	—	—
Total 1-4 family	12,613	10,606	10,022	13,717	11,198	107	1,308
Multifamily residential	—	—	440	450	—	—	—
Home equity lines of credit	6,013	4,742	6,099	3,985	5,991	22	—
Other consumer	204	164	231	222	103	45	56
Total consumer	6,217	4,906	6,330	4,207	6,094	67	56
Other	1,800	29	—	—	—	1,800	—
Total	$85,025	84,222	89,900	98,140	54,632	3,784	26,609

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014
Custom and owner occupied construction	$138	$—	$—	$—	n/m	n/m	n/m
Pre-sold and spec construction	144	—	869	179	n/m	(83)%	(20)%
Total residential construction	282	—	869	179	n/m	(68)%	58%
Consumer land or lots	266	158	391	62	68%	(32)%	329%
Unimproved land	304	755	267	1,177	(60)%	14%	(74)%
Developed lots for operative builders	—	—	—	21	n/m	n/m	(100)%
Commercial lots	—	66	21	106	(100)%	(100)%	(100)%
Other construction	—	—	—	660	n/m	n/m	(100)%
Total land, lot and other construction	570	979	679	2,026	(42)%	(16)%	(72)%
Owner occupied	2,497	4,727	5,971	4,341	(47)%	(58)%	(42)%
Non-owner occupied	5,529	8,257	3,131	266	(33)%	77%	1,979%
Total commercial real estate	8,026	12,984	9,102	4,607	(38)%	(12)%	74%
Commercial and industrial	2,774	6,760	2,915	3,376	(59)%	(5)%	(18)%
Agriculture	867	353	994	152	146%	(13)%	470%
1st lien	2,510	2,891	6,804	3,738	(13)%	(63)%	(33)%
Junior lien	228	335	491	275	(32)%	(54)%	(17)%
Total 1-4 family	2,738	3,226	7,295	4,013	(15)%	(62)%	(32)%
Multifamily residential	114	671	—	684	(83)%	n/m	(83)%
Home equity lines of credit	1,599	2,464	1,288	1,725	(35)%	24%	(7)%
Other consumer	811	996	928	789	(19)%	(13)%	3%
Total consumer	2,410	3,460	2,216	2,514	(30)%	9%	(4)%
Other	41	41	1,834	19	—%	(98)%	116%
Total	$17,822	$28,474	$25,904	$17,570	(37)%	(31)%	1%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2015	Jun 30, 2015	Dec 31, 2014	Sep 30, 2014	Sep 30, 2015	Sep 30, 2015
Pre-sold and spec construction	$(34)	(23)	(94)	(58)	—	34
Land development	(293)	(807)	(390)	(319)	828	1,121
Consumer land or lots	(8)	(77)	375	69	306	314
Unimproved land	(152)	(86)	52	(186)	—	152
Developed lots for operative builders	(72)	(98)	(140)	(125)	51	123
Commercial lots	(5)	(3)	(6)	(5)	—	5
Other construction	(1)	(1)	—	—	—	1
Total land, lot and other construction	(531)	(1,072)	(109)	(566)	1,185	1,716
Owner occupied	249	271	669	201	587	338
Non-owner occupied	105	109	(162)	(44)	116	11
Total commercial real estate	354	380	507	157	703	349
Commercial and industrial	1,011	1,007	1,069	932	1,638	627
Agriculture	(8)	(7)	28	(1)	—	8
1st lien	(80)	(49)	372	207	39	119
Junior lien	(106)	(129)	183	199	79	185
Total 1-4 family	(186)	(178)	555	406	118	304
Multifamily residential	(318)	(29)	138	138	—	318
Home equity lines of credit	531	206	190	222	660	129
Other consumer	39	(3)	226	210	367	328
Total consumer	570	203	416	432	1,027	457
Total	$858	281	2,510	1,440	4,671	3,813

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and investment securities, repurchase agreements, wholesale deposits, advances from FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, to match maturities of longer-term assets or manage interest rate risk.

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

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,893,723	28%	$1,632,403	26%	$1,595,971	26%
NOW accounts	1,373,295	21%	1,328,130	21%	1,156,814	19%
Savings accounts	771,719	12%	693,714	11%	714,986	12%
Money market deposit accounts	1,350,098	20%	1,274,525	20%	1,253,171	21%
Certificate accounts	1,094,565	16%	1,167,228	18%	1,189,795	19%
Wholesale deposits	189,779	3%	249,212	4%	196,074	3%
Total interest bearing deposits	4,779,456	72%	4,712,809	74%	4,510,840	74%
Total deposits	$6,673,179	100%	$6,345,212	100%	$6,106,811	100%

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2015	December 31, 2014
Repurchase agreements
Amount outstanding at end of period	$441,041	397,107
Weighted interest rate on outstanding amount	0.29%	0.27%
Maximum outstanding at any month-end	$441,041	397,107
Average balance	$372,335	317,745
Weighted-average interest rate	0.26%	0.27%
FHLB advances
Amount outstanding at end of period	$120,139	93,979
Weighted interest rate on outstanding amount	3.30%	2.81%
Maximum outstanding at any month-end	$138,597	618,084
Average balance	$102,995	295,422
Weighted-average interest rate	3.07%	0.24%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of September 30, 2015 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company at September 30, 2015:

(Dollars in thousands)	September 30, 2015
FHLB advances
Borrowing capacity	$1,373,208
Amount utilized	(329,299)
Amount available	$1,043,909
FRB discount window
Borrowing capacity	$852,467
Amount utilized	—
Amount available	$852,467
Unsecured lines of credit available	$255,000
Unencumbered investment securities
U.S. government and federal agency	$49,315
U.S. government sponsored enterprises	98,791
State and local governments	864,183
Corporate bonds	251,842
Residential mortgage-backed securities	318,893
Total unencumbered securities	$1,583,024

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 75,532,082 have been issued as of September 30, 2015. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2015. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

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

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of September 30, 2015. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	17.18%	15.92%	15.92%	11.93%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rule and believes that, as of September 30, 2015, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since September 30, 2015 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the nine months ended September 30, 2015 and 2014 was $25.7 million and $27.1 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 22.9 percent and 24.2 percent, respectively. The primary reason for the current and prior year’s low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $38.0 million and $35.1 million for the nine months ended September 30, 2015 and 2014, respectively. The benefits from federal income tax credits were $3.0 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months ended			Nine Months ended
	September 30, 2015			September 30, 2015
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$679,037	$7,878	4.64%	$673,084	$23,581	4.67%
Commercial loans [1]	3,510,098	42,811	4.84%	3,411,631	123,759	4.85%
Consumer and other loans	639,155	7,915	4.91%	625,726	23,677	5.06%
Total loans [2]	4,828,290	58,604	4.82%	4,710,441	171,017	4.85%
Tax-exempt investment securities [3]	1,334,980	19,511	5.85%	1,317,788	57,026	5.77%
Taxable investment securities [4]	1,930,378	10,063	2.09%	1,894,572	30,472	2.14%
Total earning assets	8,093,648	88,178	4.32%	7,922,801	258,515	4.36%
Goodwill and intangibles	142,031			141,851
Non-earning assets	384,452			385,216
Total assets	$8,620,131			$8,449,868
Liabilities
Non-interest bearing deposits	$1,793,899	$—	—%	$1,702,459	$—	—%
NOW accounts	1,387,334	264	0.08%	1,347,658	790	0.08%
Savings accounts	763,430	90	0.05%	740,905	263	0.05%
Money market deposit accounts	1,349,244	514	0.15%	1,330,212	1,544	0.16%
Certificate accounts	1,125,276	1,657	0.58%	1,147,820	5,284	0.62%
Wholesale deposits [5]	190,724	1,422	2.96%	208,640	4,325	2.77%
FHLB advances	329,797	2,273	2.70%	315,068	6,685	2.80%
Repurchase agreements and other borrowed funds	512,807	1,089	0.84%	504,787	3,169	0.84%
Total interest bearing liabilities	7,452,511	7,309	0.39%	7,297,549	22,060	0.40%
Other liabilities	92,955			90,300
Total liabilities	7,545,466			7,387,849
Stockholders’ Equity
Common stock	755			754
Paid-in capital	720,325			717,424
Retained earnings	344,768			329,630
Accumulated other comprehensive income	8,817			14,211
Total stockholders’ equity	1,074,665			1,062,019
Total liabilities and stockholders’ equity	$8,620,131			$8,449,868
Net interest income (tax-equivalent)		$80,869			$236,455
Net interest spread (tax-equivalent)			3.93%			3.96%
Net interest margin (tax-equivalent)			3.96%			3.99%

__________

[1]	Includes tax effect of $674 thousand and $1.9 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2015.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $6.8 million and $19.1 million on tax-exempt investment security income for the three and nine months ended September 30, 2015.

[4]	Includes tax effect of $362 thousand and $1.1 million on federal income tax credits for the three and nine months ended September 30, 2015.

[5]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Nine Months ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$1,605	(281)	1,324
Commercial loans (tax-equivalent)	16,069	(6)	16,063
Consumer and other loans	1,658	(766)	892
Investment securities (tax-equivalent)	334	(474)	(140)
Total interest income	19,666	(1,527)	18,139
Interest expense
NOW accounts	188	(266)	(78)
Savings accounts	37	(23)	14
Money market deposit accounts	195	(464)	(269)
Certificate accounts	59	(678)	(619)
Wholesale deposits	31	3,950	3,981
FHLB advances	(3,819)	3,187	(632)
Repurchase agreements, federal funds purchased and other borrowed funds	436	(371)	65
Total interest expense	(2,873)	5,335	2,462
Net interest income (tax-equivalent)	$22,539	(6,862)	15,677

Net interest income (tax-equivalent) increased $15.7 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in current year net interest income primarily resulted from increased growth of the Company’s commercial loan portfolio. The increase in interest expense was driven by interest expense associated with an interest rate swap which started interest expense accruals in the fourth quarter of 2014. The increase in interest expense from higher rates on FHLB advances was the result of a decrease in short-term FHLB advances leaving a minimal amount of long-term higher rate FHLB advances.

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

The Company’s assessment of market risk as of September 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2014 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

November 3, 2015	/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

November 3, 2015	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO