Form 10-K
period 2015-12-31
GLACIER BANCORP INC
filed 2016-02-25
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2015 (the last business day of the most recent second quarter), was $2,194,320,679 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
The number of shares of Registrant’s common stock outstanding on February 3, 2016 was 76,086,288. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2016 Annual Meeting Proxy Statement dated on or about March 17, 2016 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

AFS – available-for-sale investment securities	HMDA – Home Mortgage Disclosure Act
ALCO – Asset Liability Committee	HTM – held-to-maturity investment securities
ALLL or allowance – allowance for loan and lease losses	Interstate Act – Riegle-Neal Interstate Banking and Branching
ASC – Accounting Standards CodificationTM	Efficiency Act of 1994
Bank – Glacier Bank	IRS – Internal Revenue Service
Basel I – Capital Accord of the Basel Committee on Banking	LIBOR – London Interbank Offered Rate
Supervision	LIHTC – Low Income Housing Tax Credit
Basel III – third installment of the Basel Accords	NII – net interest income
BHCA – Bank Holding Company Act of 1956, as amended	NMTC – New Markets Tax Credits
Board – Glacier Bancorp, Inc.’s Board of Directors	NOW – negotiable order of withdrawal
bp or bps – basis point(s)	NRSRO – Nationally Recognized Statistical Rating Organizations
Cañon – Cañon Bank Corporation and its subsidiary,	OCI – other comprehensive income
Cañon National Bank	OREO – other real estate owned
CB – Montana Community Banks, Inc. and its subsidiary,	Patriot Act – Uniting and Strengthening America by Providing Appropriate
Community Bank, Inc.	Tools Required to Intercept and Obstruct Terrorism Act of 2001
CDE – Certified Development Entity	Proxy Statement – the 2016 Annual Meeting Proxy Statement
CDFI Fund – Community Development Financial Institutions Fund	Repurchase agreements – securities sold under agreements
CEO – Chief Executive Officer	to repurchase
CFO – Chief Financial Officer	S&P – Standard and Poor’s
CFPB – Consumer Financial Protection Bureau	SEC – United States Securities and Exchange Commission
Company – Glacier Bancorp, Inc.	SERP – Supplemental Executive Retirement Plan
COSO – Committee of Sponsoring Organizations of the	SOX Act – Sarbanes-Oxley Act of 2002
Treadway Commission	TDR – troubled debt restructuring
CRA – Community Reinvestment Act of 1977	VIE – variable interest entity
DIF – federal Deposit Insurance Fund
DFAST – Dodd-Frank Act stress test
Dodd-Frank Act – Dodd-Frank Wall Street Reform and
Consumer Protection Act
EVE – economic value of equity
Fannie Mae – Federal National Mortgage Association
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FHLB – Federal Home Loan Bank
Final Rules – final rules implemented by the federal banking agencies that amended regulatory risk-based capital rules
FNBR – FNBR Holding Corporation and its subsidiary,
First National Bank of the Rockies
FRB – Federal Reserve Bank
Freddie Mac – Federal Home Loan Mortgage Corporation
GAAP – accounting principles generally accepted in the
United States of America
Ginnie Mae – Government National Mortgage Association
GLB Act – Gramm-Leach-Bliley Financial Services
Modernization Act of 1999
GORE – GBCI Other Real Estate Owned

PART I

Item 1. Business

Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 144 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture, and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries
The Company includes the parent holding company and nine wholly-owned subsidiaries which consist of the Bank and eight non-bank subsidiaries. The eight non-bank subsidiaries include GBCI Other Real Estate Owned (“GORE”) and seven trust subsidiaries. The Company formed GORE to isolate certain foreclosed properties for administrative purposes and the remaining properties are currently held for sale. GORE is included in the Bank operating segment due to its insignificant activity. The Company owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements. As of December 31, 2015, the Company and its subsidiaries were not engaged in any operations in foreign countries.

The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The Bank divisions include the following: Glacier Bank, Kalispell; First Security Bank of Missoula; Valley Bank of Helena; Big Sky Western Bank, Bozeman; Western Security Bank, Billings; and First Bank of Montana, Lewistown, all operating in Montana; as well as Mountain West Bank, Coeur d’Alene operating in Idaho, Utah and Washington; Citizens Community Bank, Pocatello, operating in Idaho; 1st Bank, Evanston, operating in Wyoming and Utah;  First Bank of Wyoming, Powell and First State Bank, Wheatland, each operating in Wyoming; North Cascades Bank, Chelan, operating in Washington; and Bank of the San Juans, Durango, operating in Colorado. The treasury division includes the Bank’s investment portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. Each of the Bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment.

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

Recent Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities in existing markets and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions:

•	Cañon Bank Corporation and its subsidiary, Cañon National Bank, on October 31, 2015 (collectively, “Cañon”);

•	Montana Community Banks, Inc. and its subsidiary, Community Bank, on February 28, 2015 (collectively, “CB”);

•	FNBR Holding Corporation and its subsidiary, First National Bank of the Rockies, on August 31, 2014 (collectively, “FNBR”);

•	North Cascades Bancshares, Inc. and its subsidiary, North Cascades National Bank, on July 31, 2013; and

•	Wheatland Bankshares, Inc. and its subsidiary, First State Bank, on May 31, 2013.

Market Area
The Company and the Bank have 144 locations, of which 9 are loan or administration offices, in 48 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company and the Bank have 59 locations in Montana, 28 locations in Idaho, 17 locations in Wyoming, 23 locations in Colorado, 4 locations in Utah and 13 locations in Washington.

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

Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2015, the Bank has approximately 24 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Bank has approximately 7 percent of the deposits in the 9 counties that it services. In Wyoming, the Bank has 26 percent of the deposits in the 8 counties it services. In Colorado, the Bank has 5 percent of the deposits in the 9 counties it services. In Utah, the Bank has 11 percent of the deposits in the 3 counties it services. In Washington, the Bank has 4 percent of the deposits in the 6 counties it services.

Employees
As of December 31, 2015, the Company and the Bank employed 2,245 persons, 2,021 of whom were employed full time and none of whom were represented by a collective bargaining group. The Company and the Bank provide their employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan and a stock-based compensation plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company’s Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2016 Annual Meeting Proxy Statement and is incorporated herein by reference.

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

Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, the DIF and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, the costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent this section describes statutory and regulatory provisions, it does not purport to be complete and is qualified by reference to those provisions. These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including the interpretation or implementation thereof cannot be predicted and could have a material effect on the Company’s business or operations. Numerous changes to the statutes, regulations or regulatory policies applicable to the Company have been made or proposed in recent years. Continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of the Company’s business.

The Company is subject to regulation and supervision by the Federal Reserve and regulation by the State of Montana as a Montana corporation. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission. The Bank is subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division, the FDIC, and, with respect to branches of the Bank outside of Montana, applicable state regulators.

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

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Dividends
A principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation on the Bank’s ability to pay dividends. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and cannot declare a dividend greater than the previous two years' net earnings without providing notice to the state regulators. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The third installment of the Basel Accords (“Basel III”) introduces additional limitations on a bank’s ability to issue dividends by requiring banks to maintain a common equity conservation buffer of at least an additional 2.5 percent of risk-weighted assets over the minimum required capital ratio to avoid restrictions on dividends, redemptions and executive bonus payments. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the company’s earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the federal banking agencies implemented the final rules (“Final Rules”) that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The phase-in period for the Final Rules began for the Bank on January 1, 2015, with full compliance with the Final Rules phased in by January 1, 2019.

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

The new capital rules require the Bank to meet the capital conservation buffer requirement by 2019 in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. These new capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phases out certain instruments as qualifying capital. The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well-capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.
The application of the Final Rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with Basel III could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. Management believes that, as of December 31, 2015, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

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

On December 18, 2015, the federal banking regulators issued guidance reminding financial institutions to re‑examine existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the SOX Act 1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

As a publicly reporting company, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, the Company updated its policies and procedures to comply with the SOX Act’s requirements and has found that such compliance, including compliance with Section 404 relating to the Company’s internal control over financial reporting, has resulted in significant additional expense for the Company. The Company will continue to incur additional expense in its ongoing compliance.

Anti-Terrorism
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006. The Patriot Act, in relevant part, 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money-laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Bank regulators are directed to consider a holding company’s and bank’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. The Company and the Bank have established compliance programs designed to comply with the Patriot Act requirements.

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

Deposit Insurance
The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating FDIC deposit insurance assessments by requiring the FDIC to determine deposit insurance assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; requires that the DIF reserve ratio meet 1.35 percent by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2015, the FDIC stated that it would offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion by imposing a surcharge on insured depository institutions with total consolidated assets of $10 billion or more. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and the bank holding companies, including the Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact the Company's business are summarized below.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Effective August 5, 2015, the SEC adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the compensation of its Chief Executive Officer (“CEO”) to the median compensation of its employees. This rule is intended to provide shareholders with information that they can use to evaluate a CEO’s compensation. Companies will be required to provide disclosure of their pay ratios for their first fiscal year beginning on or after January 1, 2017.

Prohibition Against Charter Conversions of Financial Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the depository institution seeks prior approval from its primary regulator and complies with specified procedures to ensure compliance with the enforcement action.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally not subject to supervision and examination by the CFPB. The CFPB has issued and continues to issue numerous regulations under which the Company will continue to incur additional expense in its ongoing compliance with CFPB regulations. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

•
The issuance of proposals to ban consumer finance companies from including arbitration clauses that block class action lawsuits in their consumer contracts. The proposals under consideration would require that companies that choose to use arbitration clauses for individual disputes submit to the CFPB the arbitration claims filed and awards issued. The current proposals would apply to credit cards, checking and deposit accounts, prepaid cards, money transfer services, certain auto loans and installment loans.

•
Positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or apply different terms to loans to different customers.

•
The issuance of a final rule amending Regulation C, which implements the Home Mortgage Disclosure Act (“HMDA”), requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB.

•
Positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers.

•	Actions taken to regulate and supervise credit bureaus and debt collections.

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

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes of promoting maximum employment, stable prices and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, establishment of reserve requirements against certain deposits, and control of the rate of interest applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit, and ultimately, a range of economic variables including employment, output, and prices of goods and services. The nature and impact of future changes in monetary policies and their impact on the Company or the Bank cannot be predicted with certainty.

Item 1A. Risk Factors

An investment in the Company’s common stock involves certain risks. The following is a discussion of what the Company believes are the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

National and global economic and geopolitical conditions could adversely affect the Company’s future results of operations or market price of its stock.
The Company’s business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, and changes in government monetary policies, all of which are beyond the Company’s control. National and global economies appear to remain fragile, as evidenced by recent market volatility resulting from, among other things, perceived weakness in the Chinese economy and the precipitous decline in oil prices. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on its business, financial condition, results of operations and prospects, and could cause the market price of the Company’s stock to decline.

Economic conditions in the market areas the Bank serves may adversely impact its earnings and could increase the credit risk associated with its loan portfolio and the value of its investment portfolio.
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Wyoming, Utah, Colorado and Washington, and a softening of the economies in these market areas could have a material adverse effect on its business, financial condition, results of operations and prospects. Although the Company has minimal exposure to the energy industry, a further decline in this sector could have an unfavorable effect on the Company’s performance. Any future deterioration in economic conditions nationally or in the markets the Bank serves could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company’s business, financial condition, results of operations and prospects:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	certain securities within the investment portfolio could become other-than-temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for loan and other products and services may decrease.

The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Bank maintains an allowance for loan and lease losses (“ALLL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Bank’s provision for loan losses and ALLL. By closely monitoring credit quality, the Bank attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions occur, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary beyond the levels commensurate with any loan growth. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Bank’s loan portfolio and the adequacy of the ALLL. These regulatory authorities may require the Bank to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Bank’s judgments. Any increase in the ALLL could have an adverse effect, which could be material, on the Company’s financial condition and results of operations.

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
The Company may not be able to continue paying quarterly dividends commensurate with recent levels given that the ability to pay dividends on the Company’s common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. This is heavily based on the Company’s earnings and capital levels which currently are strong. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state. As a result, future dividends will generally depend on the level of earnings at the Bank.

The Company may not be able to continue to grow organically or through acquisitions.
Historically, the Company has expanded through a combination of organic growth and acquisitions. If market and regulatory conditions remain challenging, the Company may be unable to grow organically or successfully complete or integrate potential future acquisitions. The Company has historically used its strong stock currency to complete acquisitions. Downturns in the stock market and the Company’s stock could have an impact on future acquisitions. Furthermore, there can be no assurance that the Company can successfully complete such transactions, since they are subject to regulatory review and approval.

The FDIC has adopted a plan to increase the federal Deposit Insurance Fund, including additional future premium increases and special assessments.
The FDIC has implemented a plan to increase insurance premiums and has imposed special assessments to rebuild and maintain the federal deposit insurance fund, and any additional future premium increases or special assessments could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additional information regarding this matter is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

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
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which include OREO) adversely affect the Company’s financial condition and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Bank’s control, could adversely affect the Company’s business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and the Company’s directors, which reduces the time they have to focus on profitably growing the Company’s business.

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

The size of the investment portfolio has stabilized over the prior two years and represents 36 percent of total assets at December 31, 2015 and 35 percent of total assets at December 31, 2014. While the Bank believes that the terms of such investments have been kept relatively short, the Bank is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Bank’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. In addition, in connection with the ongoing monitoring of its investment portfolio, the Bank reclassified obligations of state and local government securities with a fair value of approximately $485 million, inclusive of a net unrealized gain of $4.6 million, from available-for-sale (“AFS”) classification to held-to-maturity (“HTM”) classification. The reclassification occurred on January 1, 2014 and changed the allocation of the Bank’s entire investment portfolio from 100 percent AFS to approximately 85 percent AFS and 15 percent HTM. At December 31, 2015, the investment portfolio consisted of 79 percent AFS and 21 percent HTM designated investment securities. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

Fluctuating interest rates can adversely affect profitability.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. Recently, the Federal Reserve, for the first time since the last recession, increased the federal funds target range by 0.25 percent to 0.25 to 0.50 percent and has indicated further increases could continue depending on economic conditions.

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
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2015 and 2014; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. While a non-cash item, impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
During 2015 and in prior years, the Company has been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and the percentage ownership of current shareholders.

The Company’s business is heavily dependent on the services of the senior management team and proposed changes could have an impact on the Company.
The Company believes its success to date has been substantially dependent on the members of the executive management team, in particular Mick Blodnick, the Company’s CEO. The unexpected loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects. Fortunately, the Company has a decentralized management style with separate Presidents for each of its bank divisions. Notwithstanding this, Mr. Blodnick has been instrumental in the Company’s success. As previously announced, Mr. Blodnick will retire as CEO at the end of 2016 but plans to remain on the Board. The Company, following a national search, hired Randall Chesler to be Mr. Blodnick’s successor. Mr. Chesler has served as President of the Bank since August 1, 2015, a position he will continue to hold until January 1, 2017, at which time he will assume the additional roles of President and CEO of the Company and CEO of the Bank. The objective of this 17-month transition period is to facilitate a smooth succession of management at the President/CEO level.

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

The impact of Basel III is uncertain.
Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place. The phase-in period for Basel III begins January 1, 2015 and ends on January 1, 2019. The implementation of these new standards could have an adverse impact on the Company’s financial position and future earnings due to, among other things, the increased Tier 1 capital ratio requirements that will be implemented. Additional information regarding Basel III is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 144 properties as of December 31, 2015:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	6	53	$80,748
Idaho	7	21	25,783
Wyoming	2	15	17,229
Colorado	2	21	16,971
Utah	1	3	2,279
Washington	3	10	5,848
	21	123	$148,858

The Company believes that all of its facilities are well maintained, generally adequate and suitable for the current operations of its business, as well as fully utilized. In the normal course of business, new locations and facility upgrades occur as needed.

For additional information regarding the Company’s premises and equipment and lease obligations, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2015, there were approximately 1,667 shareholders of record for the Company’s common stock. The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below:

	2015		2014
	High	Low	High	Low
First quarter	$27.47	22.27	30.27	25.35
Second quarter	30.08	24.76	29.55	24.88
Third quarter	29.88	24.33	28.93	25.86
Fourth quarter	29.69	25.74	29.57	24.74

The following table summarizes the Company’s dividends declared during the periods indicated:

	Years ended
	December 31, 2015	December 31, 2014
First quarter	$0.18	0.16
Second quarter	0.19	0.17
Third quarter	0.19	0.17
Fourth quarter	0.19	0.18
Special	0.30	0.30
Total	$1.05	0.98

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Unregistered Securities
Effective March 3, 2015, the Company issued 443,644 shares of common stock in connection with its acquisition of CB. Together with $12.2 million in cash, the Company shares were issued upon the closing of the merger to shareholders of CB, in exchange for all of the issued and outstanding shares of CB. The Company determined that all CB shareholders were accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, the offering did not involve any form of general solicitation or general advertising and the offering was otherwise conducted in accordance with the requirements of Rule 501(a) of Regulation D and Rule 506 thereunder.

Issuer Stock Purchases
The Company made no stock repurchases during 2015.

Stock Performance Graphs
The following graphs compare the yearly cumulative total return of the Company’s common stock over both a five-year and ten-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the SNL Bank Index comprised of banks and bank holding companies with total assets between $5 billion and $10 billion. Each of the cumulative total returns is computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

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

						Compounded Annual Growth Rate
	December 31,					1-Year 2015/2014	5-Year 2015/2011
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Selected Statements of Financial Condition Information
Total assets	$9,089,232	$8,306,507	$7,884,350	$7,747,440	$7,187,906	9.4%	6.1%
Investment securities	3,312,832	2,908,425	3,222,829	3,683,005	3,126,743	13.9%	6.7%
Loans receivable, net	4,948,984	4,358,342	3,932,487	3,266,571	3,328,619	13.6%	6.5%
Allowance for loan and lease losses	(129,697)	(129,753)	(130,351)	(130,854)	(137,516)	—%	(1.1)%
Goodwill and intangibles	155,193	140,606	139,218	112,274	114,384	10.4%	(0.2)%
Deposits	6,945,008	6,345,212	5,579,967	5,364,461	4,821,213	9.5%	9.0%
Federal Home Loan Bank advances	394,131	296,944	840,182	997,013	1,069,046	32.7%	(16.4)%
Securities sold under agreements to repurchase and other borrowed funds	430,016	404,418	321,781	299,540	268,638	6.3%	9.8%
Stockholders’ equity	1,076,650	1,028,047	963,250	900,949	850,227	4.7%	5.1%
Equity per share	14.15	13.70	12.95	12.52	11.82	3.3%	3.9%
Equity as a percentage of total assets	11.85%	12.38%	12.22%	11.63%	11.83%	(4.3)%	(0.9)%

						Compounded Annual Growth Rate
	Years ended December 31,					1-Year 2015/2014	5-Year 2015/2011
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Summary Statements of Operations
Interest income	$319,681	$299,919	$263,576	$253,757	$280,109	6.6%	2.1%
Interest expense	29,275	26,966	28,758	35,714	44,494	8.6%	(11.4)%
Net interest income	290,406	272,953	234,818	218,043	235,615	6.4%	4.3%
Provision for loan losses	2,284	1,912	6,887	21,525	64,500	19.5%	(51.5)%
Non-interest income	98,761	90,302	93,047	91,496	78,199	9.4%	2.4%
Non-interest expense [1]	236,757	212,679	195,317	193,421	191,965	11.3%	4.7%
Income before income taxes [1]	150,126	148,664	125,661	94,593	57,349	1.0%	24.8%
Income tax expense [1]	33,999	35,909	30,017	19,077	7,265	(5.3)%	35.9%
Net income [1]	$116,127	$112,755	$95,644	$75,516	$50,084	3.0%	22.4%
Basic earnings per share [1]	$1.54	$1.51	$1.31	$1.05	$0.70	2.0%	20.3%
Diluted earnings per share [1]	$1.54	$1.51	$1.31	$1.05	$0.70	2.0%	20.3%
Dividends declared per share [2]	$1.05	$0.98	$0.60	$0.53	$0.52	7.1%	15.1%

	At or for the Years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Selected Ratios and Other Data
Return on average assets [1]	1.36%	1.42%	1.23%	1.01%	0.72%
Return on average equity [1]	10.84%	11.11%	10.22%	8.54%	5.78%
Dividend payout ratio [1]	68.18%	64.90%	45.80%	50.48%	74.29%
Average equity to average asset ratio	12.52%	12.81%	11.99%	11.84%	12.39%
Total capital (to risk-weighted assets)	17.17%	18.93%	18.97%	20.09%	20.27%
Tier 1 capital (to risk-weighted assets)	15.91%	17.67%	17.70%	18.82%	18.99%
Common Equity Tier 1 (to risk-weighted assets)	14.06%	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	12.01%	12.45%	12.11%	11.31%	11.81%
Net interest margin on average earning assets (tax-equivalent)	4.00%	3.98%	3.48%	3.37%	3.89%
Efficiency ratio [3]	55.40%	54.31%	54.51%	54.02%	51.34%
Allowance for loan and lease losses as a percent of loans	2.55%	2.89%	3.21%	3.85%	3.97%
Allowance for loan and lease losses as a percent of nonperforming loans	244%	209%	158%	133%	102%
Non-performing assets as a percentage of subsidiary assets	0.88%	1.08%	1.39%	1.87%	2.92%
Non-performing assets	$80,079	89,900	109,420	143,527	213,456
Loans originated and acquired	$3,000,830	2,404,299	2,477,804	2,237,977	1,650,418
Number of full time equivalent employees	2,149	1,943	1,837	1,677	1,653
Number of locations	144	129	118	108	106

__________
[1] Excludes 2011 goodwill impairment charge of $32.6 million ($40.2 million pre-tax). For additional information on the goodwill impairment charge, see the “Non-GAAP Financial Measures” section below.
[2] Includes a special dividend declared of $0.30 per share for 2015 and 2014.
[3] Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP.

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

•
changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and profitability;

•	legislative or regulatory changes, including increased banking and consumer protection regulation that adversely affect the Company’s business;

•	ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•
the risks presented by continued public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow the Company through acquisitions;

•
consolidation in the financial services industry in the Company’s markets resulting in the creation of larger financial institutions who may have greater resources could change the competitive landscape;

•	dependence on the CEO, the senior management team and the Presidents of Bank divisions;

•	potential interruption or breach in security of the Company’s systems and technological changes which could expose us to new risks, fraud or system failures; and

•	the Company’s success in managing risks involved in the foregoing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

Highlights and Overview
During the first quarter of 2015, the Company completed the acquisition of Montana Community Banks, Inc. and its subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana. CB provides banking services to individuals and businesses in western Montana, with eight banking offices located in Missoula, Polson, Ronan, and Pablo. The branches of CB became a part of the Glacier Bank and First Security Bank of Missoula bank divisions. During the second quarter of 2015, the Company also successfully completed the data processing system conversion for this acquisition.

During the fourth quarter of 2015, the Company completed the acquisition of Cañon Bank Corporation and its subsidiary Cañon National Bank, a community bank based in Cañon City, Colorado. Cañon provides banking services to individuals and businesses in south central Colorado, with nine banking offices located in Colorado Springs, Pueblo, Pueblo West, Cañon City, Colorado City, and Florence, Colorado. The branches of Cañon became a part of the Bank of the San Juans bank division.

During the second quarter of 2015, the Company announced that Randall Chesler would become President of Glacier Bank effective August 1, 2015 and will succeed Mick Blodnick as President and Chief Executive Officer of the Company effective January 1, 2017. Mr. Chesler brings more than 30 years of experience in the financial services industry, most recently as President of CIT Bank, the Salt Lake City-based banking subsidiary of CIT Group. Mr. Blodnick will continue to serve as President and CEO of the Company and CEO of the Bank until his retirement at the end of 2016, although he anticipates continuing as a member of the Board. Mr. Blodnick worked closely with Mr. Chesler during 2015 and will continue to do so in 2016 to ensure a smooth leadership transition.

During the current year, the Company started a two year project to consolidate the Company’s thirteen core bank division database systems into one core database system. The primary reasons for the project are to increase efficiencies and prepare the Company for the future, including reaching $10 billion in asset size and complying with the Dodd-Frank Act stress tests (“DFAST”). The Bank divisions will continue to operate as separate divisions with their own management teams, which has been a cornerstone of the Company’s success. The current year encompassed the planning phase of the consolidation project which has been very successful and the Company plans to implement and complete the project in various phases during 2016.

The Company experienced another strong year for loan and deposit growth, while keeping borrowings at a minimum and selectively purchasing investment securities. For the third consecutive year, the Company experienced organic loan growth. Excluding acquisitions, loans receivable increased $346 million, or 8 percent, during the current year, with the primary increase in commercial loans which increased $278 million from the prior year end. Excluding the acquisitions and wholesale deposits, the Company’s non-interest bearing deposits increased $155 million, or 10 percent, during the current year while interest bearing deposits increased $80 million, or 2 percent. Tangible stockholders’ equity increased $34 million, or $0.28 per share, as a result of earnings retention and Company stock issued in connection with the current year acquisitions, both of which offset the decrease in accumulated other comprehensive income and increases in goodwill and intangibles from acquisitions. The Company increased its quarterly dividend during 2015 from $0.18 per share to $0.19 per share and declared a special dividend of $0.30 per share for a record dividend of $1.05 per share for 2015 compared to $0.98 per share for 2014.

The Company continued to reduce its non-performing assets and ended the year at $80.1 million which was a decrease of $9.8 million or, 11 percent, from the prior year end. The stabilizing credit quality was reflected in the $2.3 million provision for loan losses during the current year compared to $1.9 million in the prior year. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the provision for loan losses.

The Company had record earnings of $116 million for 2015, which was an increase of $3.4 million, or 3 percent over the 2014 net income of $113 million. Diluted earnings per share for 2015 was $1.54, an increase of $0.03, or 2 percent, from the prior year diluted earnings per share of $1.51. The net income improvement for 2015 over 2014 was principally due to an increase in interest income from the commercial loan portfolio and an increase in non-interest income which outpaced the increase in non-interest expense.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and regulatory burden.

Acquisitions
On October 31, 2015, the Company completed the acquisition of Cañon, which resulted in goodwill of $9.8 million which was based on the estimated fair value of the assets acquired and liabilities assumed. On February 28, 2015, the Company completed the acquisition of CB, which resulted in goodwill of $1.1 million. On August 31, 2014, the Company completed the acquisition of FNBR, which resulted in a bargain purchase gain of $680 thousand. The Company’s results of operations and financial condition include the acquisitions of Cañon, CB and FNBR from the acquisition dates. For additional information regarding acquisitions, see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

	Cañon	CB	FNBR
(Dollars in thousands)	October 31, 2015	February 28, 2015	August 31, 2014
Total assets	$270,121	175,774	349,167
Investment securities	68,486	42,350	157,018
Loans receivable	159,759	84,689	137,488
Non-interest bearing deposits	89,083	41,779	80,037
Interest bearing deposits	148,243	105,041	229,604
Federal Home Loan Bank advances and securities sold under agreements to repurchase	—	3,292	—

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$193,253	$442,409	$(249,156)	(56)%
Investment securities, available-for-sale	2,610,760	2,387,428	223,332	9%
Investment securities, held-to-maturity	702,072	520,997	181,075	35%
Total investment securities	3,312,832	2,908,425	404,407	14%
Loans receivable
Residential real estate	688,912	611,463	77,449	13%
Commercial	3,733,517	3,263,448	470,069	14%
Consumer and other	656,252	613,184	43,068	7%
Loans receivable	5,078,681	4,488,095	590,586	13%
Allowance for loan and lease losses	(129,697)	(129,753)	56	—%
Loans receivable, net	4,948,984	4,358,342	590,642	14%
Other assets	634,163	597,331	36,832	6%
Total assets	$9,089,232	$8,306,507	$782,725	9%

Total investment securities of $3.313 billion at December 31, 2015 increased $404 million, or 14 percent, from December 31, 2014. The increase in the investment portfolio from the prior year fourth quarter was the result of continuing to selectively purchase investment securities with the Company’s excess liquidity resulting from the sustained increase in deposits. Investment securities represented 36 percent of total assets at December 31, 2015 compared to 35 percent at December 31, 2014.

Excluding the CB and Cañon acquisitions, the Company continued to experience growth in the loan portfolio which increased $346 million, or 8 percent, since December 31, 2014 with $278 million of the increase coming from growth in commercial loans. Excluding the acquisitions, the residential real estate loans increased $35.9 million, or 6 percent, during the current year and consumer and other loans increased $32.1 million, or 5 percent, during the current year. Similar to 2014, the Company benefited from the slowly improving but fragile economy and loan growth opportunities in many of its market areas, although the competition for such loans remained elevated. The Company continues to originate the loans under conservative underwriting standards and monitors the loan portfolio to maintain the risk profile within the Company’s policy limits.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
Non-interest bearing deposits	$1,918,310	$1,632,403	$285,907	18%
Interest bearing deposits	5,026,698	4,712,809	313,889	7%
Securities sold under agreements to repurchase	423,414	397,107	26,307	7%
Federal Home Loan Bank advances	394,131	296,944	97,187	33%
Other borrowed funds	6,602	7,311	(709)	(10)%
Subordinated debentures	125,848	125,705	143	—%
Other liabilities	117,579	106,181	11,398	11%
Total liabilities	$8,012,582	$7,278,460	$734,122	10%

Excluding the CB and Cañon acquisitions, non-interest bearing deposits of $1.918 billion increased $155 million, or 10 percent, from December 31, 2014. Interest bearing deposits of $5.027 billion at December 31, 2015 included $230 million of wholesale deposits (i.e., brokered deposits classified as NOW, money market deposits and certificate accounts). Excluding the decrease of $19.5 million in wholesale deposits and the CB and Cañon acquisitions, core interest bearing deposits at December 31, 2015 increased $80 million, or 2 percent, from December 31, 2014. In addition to increasing deposit balances, the Company was successful in originating and retaining new core deposit accounts during 2015.

Federal Home Loan Bank (“FHLB”) advances of $394 million at December 31, 2015 increased $97.2 million, or 33 percent, since December 31, 2014 due to deposit fluctuations and the Company taking advantage of attractive term borrowings that were available from FHLB of Seattle prior to its merger with FHLB of Des Moines during the second quarter of 2015. Overall, the Company has maintained low levels of FHLB advances in the past few years given the exceptional core deposit growth it has experienced.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated and the amount of change from December 31, 2014:

(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014	$ Change	% Change
Common equity	$1,074,661	$1,010,303	$64,358	6%
Accumulated other comprehensive income	1,989	17,744	(15,755)	(89)%
Total stockholders’ equity	1,076,650	1,028,047	48,603	5%
Goodwill and core deposit intangible, net	(155,193)	(140,606)	(14,587)	10%
Tangible stockholders’ equity	$921,457	$887,441	$34,016	4%
Stockholders’ equity to total assets	11.85%	12.38%		(4)%
Tangible stockholders’ equity to total tangible assets	10.31%	10.87%		(5)%
Book value per common share	$14.15	$13.70	$0.45	3%
Tangible book value per common share	$12.11	$11.83	$0.28	2%
Market price per share at end of period	$26.53	$27.77	$(1.24)	(4)%

Tangible stockholders’ equity increased $34.0 million, or 4 percent, from a year ago, the result of earnings retention and Company stock issued in connection with the CB and Cañon acquisitions, both of which offset the decrease in accumulated other comprehensive income and increases in goodwill and intangibles from acquisitions. At December 31, 2015, the tangible book value per common share was $12.11, an increase of $0.28 per share from the prior year.

Results of Operations

Performance Summary

	Years ended
(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014
Net income	$116,127	112,755
Diluted earnings per share	$1.54	1.51
Return on average assets (annualized)	1.36%	1.42%
Return on average equity (annualized)	10.84%	11.11%

Net income for the twelve months ended December 31, 2015 was a record $116.1 million, an increase of $3.4 million, or 3 percent, from the $112.8 million of net income for the same period in the prior year. Diluted earnings per share for the twelve months ended December 31, 2015 was $1.54 per share, an increase of $0.03, or 2 percent, from the diluted earnings per share for the prior year.

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage changes from December 31, 2014:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2015	December 31, 2014
Net interest income
Interest income	$319,681	$299,919	$19,762	7%
Interest expense	29,275	26,966	2,309	9%
Total net interest income	290,406	272,953	17,453	6%
Non-interest income
Service charges, loan fees, and other fees	61,597	58,785	2,812	5%
Gain on sale of loans	26,389	19,797	6,592	33%
Loss on sale of investments	19	(188)	207	(110)%
Other income	10,756	11,908	(1,152)	(10)%
Total non-interest income	98,761	90,302	8,459	9%
	$389,167	$363,255	$25,912	7%
Net interest margin (tax-equivalent)	4.00%	3.98%

Net Interest Income
Interest income for 2015 increased $19.8 million, or 7 percent, from the prior year and was principally due to an increase in interest income from commercial loans. Current year interest income of $165 million from commercial loans increased $19.3 million, or 13 percent, from the prior year and was primarily the result of an increased volume of commercial loans. Current year interest income of $91.1 million on investment securities decreased $2.0 million, or 2 percent, over the same period last year. On a tax-equivalent basis, the current year interest income of $118.8 million on investment securities increased $2.8 million, or 2 percent, over the prior year.

Interest expense for 2015 increased $2.3 million, or 9 percent, from the prior year and was primarily due to the interest expense associated with the interest rate swaps undertaken to reduce the Company’s sensitivity to rising interest rates. At year end, the Company had interest rate swaps with total notional amounts of $260 million, such interest rate swaps including two separate contracts with delayed start accrual periods that began in October 2014 and November 2015. The Company designated wholesale deposits as the cash flow hedge for its interest rate swaps and the related interest expense is included in wholesale deposits. Excluding the impact of the interest rate swaps, interest expense for 2015 decreased by $1.7 million, or 7 percent, from the prior year. The total funding cost (including non-interest bearing deposits) for the current year was 40 basis points compared to 39 basis points for the prior year.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current year was 4.00 percent, an increase of 2 basis points from the prior year net interest margin of 3.98 percent. The 2 basis points increase was attributable to a combination of items including a shift in earning assets to the higher yielding loan portfolio and an increased yield on the investment securities portfolio. In addition, the lower yield on core deposits offset the increased interest expense from the interest rate swaps. Excluding the effects of the interest rate swaps, the current year cost of funds was 33 basis points compared to 38 basis points in the prior year.

Non-interest Income
Non-interest income of $98.8 million for the current year increased $8.5 million, or 9 percent, over the same period last year. Service charges and other fees of $61.6 million for the current year increased $2.8 million, or 5 percent, from last year and was driven by the increased number of deposit accounts and higher usage of deposit services by customers. The gain of $26.4 million on the sale of residential loans for the current year increased $6.6 million, or 33 percent, from the prior year which was attributable to an increase in mortgage refinancing and purchase activity. Other income of $10.8 million for the current year decreased $1.2 million, or 10 percent, over the prior year due to a decrease in gain on sale of OREO and insurance proceeds recognized in the prior year fourth quarter from a bank-owned life insurance policy. Included in other income was operating revenue of $123 thousand from OREO and gains of $986 thousand from the sales of OREO, which totaled $1.1 million for 2015, compared to $2.3 million for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2014:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2015	December 31, 2014
Compensation and employee benefits	$134,409	$118,571	$15,838	13%
Occupancy and equipment	31,149	27,498	3,651	13%
Advertising and promotions	8,661	7,912	749	9%
Data processing	5,833	6,607	(774)	(12)%
Other real estate owned	3,693	2,568	1,125	44%
Regulatory assessments and insurance	5,283	5,064	219	4%
Core deposit intangible amortization	2,964	2,811	153	5%
Other expenses	44,765	41,648	3,117	7%
Total non-interest expense	$236,757	$212,679	$24,078	11%

Compensation and employee benefits expense for the current year increased $15.8 million, or 13 percent, from last year due to the increased number of employees, primarily from the acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense increased $3.7 million, or 13 percent, as a result of increased costs associated with acquisitions and equipment expense related to additional information technology infrastructure. Outsourced data processing expense decreased $774 thousand, or 12 percent, from the prior year as a result of a decrease in conversion-related expenses and outsourced data processing expense from an acquired bank. OREO expense of $3.7 million in the current year increased $1.1 million, or 44 percent, from the prior year. OREO expenses continue to fluctuate based on the level of activity in various quarters. OREO expense for 2015 included $1.8 million of operating expenses, $1.6 million of fair value write-downs, and $349 thousand of loss from the sales of OREO. OREO expense for 2014 included $1.4 million of operating expenses, $691 thousand of fair value write-downs, and $442 thousand of loss from the sales of OREO. Other expense of $44.8 million for the current year increased by $3.1 million, or 7 percent, from the prior year primarily due to increases in conversion- and acquisition-related expenses.

Efficiency Ratio
The efficiency ratio was 55.40 percent for 2015 compared to 54.31 percent for 2014. The increase in the efficiency ratio resulted primarily from compensation expense from increased acquired bank employees and salary increases outpacing the increase in net interest income primarily from commercial loans and non-interest income principally from the increase in gain on sale of loans.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and other select ratios for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2015	$411	$1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%
First quarter 2014	1,122	744	3.20%	1.05%	1.37%

The provision for loan losses was $2.3 million for the current year, an increase of $372 thousand, or 19 percent, from the same period in the prior year. Net charged-off loans during 2015 were $2.3 million, a decrease of $170 thousand from 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage changes from December 31, 2013:

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

Net Interest Income
Interest income for 2014 increased $36.3 million, or 14 percent, from the prior year and was principally due to the decrease in premium amortization on investment securities and increased income from commercial loans. Interest income on investment securities benefited from a reduction of $36.6 million in premium amortization during 2014 compared to the prior year. Interest income for 2014 on commercial loans increased $18.2 million, or 14 percent, from the prior year and was primarily the result of an increase in the volume of commercial loans.

Interest expense for 2014 decreased $1.8 million, or 6 percent, from the prior year and was primarily attributable to the decreases in interest rates on certificate of deposits and lower volume of borrowings, such benefit partially offset by the increased costs associated with an interest rate swap that began interest expense accruals in October 2014. The total funding cost (including non-interest bearing deposits) for 2014 was 39 basis points compared to 42 basis points for the prior year.

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

Non-interest Income
Non-interest income of $90.3 million for 2014 decreased $2.7 million, or 3 percent, over the prior year. Service charges and other fees of $58.8 million for 2014 increased $4.3 million, or 8 percent, from the prior year and was primarily the result of an increase in the number of deposit accounts. Gain of $19.8 million on the sale of residential loans for 2014 decreased $8.7 million, or 31 percent, from 2013 as a consequence of the slowdown in refinance activity. Other income for 2014 of $11.9 million, increased $1.5 million, or 15 percent, from the prior year as a result of a current year bargain purchase gain, proceeds from a bank-owned life insurance policy, and other income which was partially offset by the decrease in OREO income. Included in other income was operating revenue of $204 thousand from OREO and gain of $2.1 million from the sale of OREO, a combined total of $2.3 million for 2014 compared to $3.5 million for the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2013:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2014	December 31, 2013
Compensation and employee benefits	$118,571	$104,221	$14,350	14%
Occupancy and equipment	27,498	24,875	2,623	11%
Advertising and promotions	7,912	6,913	999	14%
Data processing	6,607	4,493	2,114	47%
Other real estate owned	2,568	7,196	(4,628)	(64)%
Regulatory assessments and insurance	5,064	6,362	(1,298)	(20)%
Core deposit intangible amortization	2,811	2,401	410	17%
Other expenses	41,648	38,856	2,792	7%
Total non-interest expense	$212,679	$195,317	$17,362	9%

Compensation and employee benefits expense for 2014 increased $14.4 million, or 14 percent, from the prior year due to the increased number of employees from acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense for 2014 increased $2.6 million, or 11 percent, over the prior year as a result of bank acquisitions and increases in equipment expense related to additional information and technology infrastructure. Advertising and promotions expense for 2014 increased $999 thousand from the prior year primarily due to the FNBR acquisition and recent marketing promotions at a number of the Bank divisions. Data processing expense for 2014 increased $2.1 million, or 47 percent, from the prior year as a result of the acquired banks’ outsourced data processing expense, conversion-related expenses and general increases in data processing expense. OREO expense of $2.6 million in 2014 decreased $4.6 million, or 64 percent, from the prior year. OREO expense for 2014 included $1.4 million of operating expenses, $691 thousand of fair value write-downs, and $442 thousand of loss on sale of OREO. Other expense for 2014 increased by $2.8 million, or 7 percent, from the prior year primarily from increases in employee expenses from acquired banks and increases in consulting and advisory services.

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

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$47,451	1%	$44	—%	$—	—%	$202	—%	$208	—%
U.S. government sponsored enterprises	93,167	3%	21,945	1%	10,628	—%	17,480	—%	31,155	1%
State and local governments	885,019	27%	997,969	34%	1,385,078	43%	1,214,518	33%	1,064,655	34%
Corporate bonds	384,163	12%	314,854	11%	442,501	14%	288,795	8%	62,237	2%
Collateralized debt obligations	—	—%	—	—%	—	—%	1,708	—%	5,366	—%
Residential mortgage-backed securities	1,200,960	36%	1,052,616	36%	1,384,622	43%	2,160,302	59%	1,963,122	63%
Total available-for-sale	2,610,760	79%	2,387,428	82%	3,222,829	100%	3,683,005	100%	3,126,743	100%
Held-to-maturity
State and local governments	702,072	21%	520,997	18%	—	—%	—	—%	—	—%
Total held-to-maturity	702,072	21%	520,997	18%	—	—%	—	—%	—	—%
Total investment securities	$3,312,832	100%	$2,908,425	100%	$3,222,829	100%	$3,683,005	100%	$3,126,743	100%

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

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO” entities such as Standard and Poor’s [“S&P”] and Moody’s) as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$366,961	374,470	363,840	374,870
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	936,947	971,717	868,990	908,334
S&P: A+, A, A- / Moody’s: A1, A2, A3	239,371	252,292	233,751	248,592
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,858	3,017	—	—
Not rated by either entity	12,673	13,036	16,781	17,119
Below investment grade	—	—	—	—
Total	$1,558,810	1,614,532	1,483,362	1,548,915

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$831,518	862,863	765,710	803,152
General obligation - limited	262,803	274,177	271,428	284,865
Revenue	423,171	434,610	391,902	405,104
Certificate of participation	28,245	29,634	35,610	36,823
Other	13,073	13,248	18,712	18,971
Total	$1,558,810	1,614,532	1,483,362	1,548,915

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$211,023	218,051	208,129	216,483
Washington	179,173	187,949	150,691	159,259
Michigan	156,426	162,862	115,564	121,535
California	105,510	108,235	109,057	112,367
Pennsylvania	81,637	83,380	107,261	110,444
All other states	825,041	854,055	792,660	828,827
Total	$1,558,810	1,614,532	1,483,362	1,548,915

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at December 31, 2015. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$32	1.92%	$12,951	1.01%	$34,468	0.34%	$—	—%	$47,451	0.53%
U.S. government sponsored enterprises	—	—%	93,167	1.93%	—	—%	—	—%	—	—%	93,167	1.93%
State and local governments	54,332	2.10%	94,003	2.08%	118,932	3.36%	617,752	4.32%	—	—%	885,019	3.81%
Corporate bonds	86,898	1.91%	297,265	2.03%	—	—%	—	—%	—	—%	384,163	2.01%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,200,960	2.09%	1,200,960	2.09%
Total available-for-sale	141,230	1.98%	484,467	2.02%	131,883	3.12%	652,220	4.10%	1,200,960	2.09%	2,610,760	2.61%
Held-to-maturity
State and local governments	—	—%	—	—%	25,073	2.55%	676,999	4.05%	—	—%	702,072	4.00%
Total held-to-maturity	—	—%	—	—%	25,073	2.55%	676,999	4.05%	—	—%	702,072	4.00%
Total investment securities	$141,230	1.98%	$484,467	2.02%	$156,956	3.03%	$1,329,219	4.08%	$1,200,960	2.09%	$3,312,832	2.91%

Interest income from investment securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Taxable interest	$40,200	45,920	31,591
Tax-exempt interest	50,886	47,132	42,921
Total interest income	$91,086	93,052	74,512

For additional information on investment securities, see Notes 1 and 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of December 31, 2015, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2015, S&P reaffirmed its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In October 2015, Moody's reaffirmed its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2015, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investment securities with an unrealized loss position at December 31, 2015 into two categories: investments purchased prior to 2015 and those purchased during 2015. Of those investments purchased prior to 2015, the fair market value and unrealized gain or loss at December 31, 2014 is also presented.

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2015
U.S. government and federal agency	$2	$—	—%	$3	$—	—%
State and local governments	261,906	(8,848)	(3)%	267,784	(5,895)	(2)%
Corporate bonds	103,650	(1,905)	(2)%	108,802	(514)	—%
Residential mortgage-backed securities	288,654	(3,704)	(1)%	379,467	(2,007)	(1)%
Total	$654,212	$(14,457)	(2)%	$756,056	$(8,416)	(1)%
Temporarily impaired securities purchased during 2015
U.S. government and federal agency	$42,493	$(432)	(1)%
U.S. government sponsored enterprises	60,010	(163)	—%
State and local governments	80,490	(1,452)	(2)%
Corporate bonds	138,570	(1,172)	(1)%
Residential mortgage-backed securities	494,779	(5,064)	(1)%
Total	$816,342	$(8,283)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$42,495	$(432)	(1)%
U.S. government sponsored enterprises	60,010	(163)	—%
State and local governments	342,396	(10,300)	(3)%
Corporate bonds	242,220	(3,077)	(1)%
Residential mortgage-backed securities	783,433	(8,768)	(1)%
Total	$1,470,554	$(22,740)	(2)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at December 31, 2015:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	3	$(1,049)
5.1% to 10.0%	27	(3,532)
0.1% to 5.0%	525	(18,159)
Total	555	$(22,740)

With respect to the duration of the impaired debt securities, the Company identified 149 securities which have been continuously impaired for the twelve months ending December 31, 2015. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 149 debt securities which have been continuously impaired for the twelve months ended December 31, 2015, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	1	$—	$—
State and local governments	124	(8,077)	(755)
Corporate bonds	7	(1,265)	(448)
Residential mortgage-backed securities	17	(1,542)	(591)
Total	149	$(10,884)

Based on the Company's analysis of its impaired debt securities as of December 31, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at December 31, 2015 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2015 have been determined by the Company to be investment grade.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture, that concentrates on targeted businesses; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments and classes, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$688,912	14%	$611,463	14%	$577,589	15%	$516,467	16%	$516,807	16%
Commercial loans
Real estate	2,633,953	53%	2,337,548	54%	2,049,247	52%	1,655,508	51%	1,672,059	50%
Other commercial	1,099,564	22%	925,900	21%	852,036	22%	623,397	19%	623,868	19%
Total	3,733,517	75%	3,263,448	75%	2,901,283	74%	2,278,905	70%	2,295,927	69%
Consumer and other loans
Home equity	420,901	9%	394,670	9%	366,465	9%	403,925	12%	440,569	13%
Other consumer	235,351	5%	218,514	5%	217,501	5%	198,128	6%	212,832	6%
Total	656,252	14%	613,184	14%	583,966	14%	602,053	18%	653,401	19%
Loans receivable	5,078,681	103%	4,488,095	103%	4,062,838	103%	3,397,425	104%	3,466,135	104%
Allowance for loan and lease losses	(129,697)	(3)%	(129,753)	(3)%	(130,351)	(3)%	(130,854)	(4)%	(137,516)	(4)%
Loans receivable, net	$4,948,984	100%	$4,358,342	100%	$3,932,487	100%	$3,266,571	100%	$3,328,619	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2015 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$215,855	1,052,875	272,748	1,541,478
After one year through five years	166,153	1,290,851	88,403	1,545,407
Thereafter	12,861	191,090	7,362	211,313
Fixed rate maturing
In one year or less	112,914	393,237	129,136	635,287
After one year through five years	120,985	555,905	150,373	827,263
Thereafter	60,144	249,559	8,230	317,933
Total	$688,912	3,733,517	656,252	5,078,681

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and on-line applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow for higher loan-to-values with appropriate risk mitigation such as documented compensating factors, credit enhancement, etc. For loans held for sale, the Company complies with the investor’s loan-to-value guidelines. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment.

Consumer Land or Lot Loans
The Company originates land and lot acquisition loans to borrowers who intend to construct their primary residence on the respective land or lot. These loans are generally for a term of three to five years and are secured by the developed land or lot with the loan-to-value limited to the lesser of 75 percent of the appraised value or 75 percent of the cost.

Unimproved Land and Land Development Loans
Although the Company has originated very few unimproved land and land development loans since the economic downturn in 2008, the Company may originate such loans on properties intended for residential and commercial use where improved real estate market conditions have occurred. These loans are typically made for a term of 18 months to two years and are secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage-of-completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, the Company requires that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of appraised value or 50 percent of cost.

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

Commercial Real Estate Loans
Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property and generally have a loan-to-value up to the lesser of 75 percent of the appraised value or 75 percent of the cost and require a minimum 1.2 times debt service coverage margin. Loans to finance investment or income properties are made but require additional equity and generally have a loan-to-value up to the lesser of 70 percent of appraised value or 70 percent of cost and require a higher debt service coverage margin commensurate with the specific property and projected income.

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

Home Equity Loans
The Company’s home equity loans of $421 million and $395 million as of December 31, 2015 and 2014, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2015, the home equity loan portfolio consisted of 78 percent variable interest rate and 22 percent fixed interest rate loans. Approximately 53 percent of the home equity loans were in a first lien status with the remaining 47 percent in junior lien status. Approximately 15 percent of the home equity loans were closed-end amortizing loans and 85 percent were open-end, revolving home equity lines of credit. At December 31, 2014, the home equity loan portfolio consisted of 70 percent variable interest rate and 30 percent fixed interest rate loans. Approximately 51 percent of the home equity loans were in a first lien status with the remaining 49 percent in junior lien status. Approximately 17 percent of the home equity loans were closed-end amortizing loans and 83 percent were open-end, revolving home equity lines of credit.

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

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each bank division has an Officer Loan Committee consisting of senior lenders and members of senior management. Each of the Bank divisions’ Officer Loan Committees has loan approval authority between $250,000 and $1,000,000. Each of the Bank divisions’ Advisory Boards has loan approval authority up to $2,000,000. Loans, or a combination of loans, including new and renewed, exceeding these limits and up to $10,000,000 are subject to approval by the Company’s Executive Loan Committee consisting of the Bank divisions’ senior loan officers and the Company’s Chief Credit Administrator. Loans, or a combination of loans, including new and renewed, greater than $10,000,000 are subject to approval by the Bank’s Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $65.2 million and $48.1 million of loans with remaining interest reserves of $1.5 million and $1.0 million as of December 31, 2015 and 2014, respectively. During 2015, the Company extended, renewed or restructured 3 loans with interest reserves, such loans having an aggregate outstanding principal balance of $2.2 million as of December 31, 2015. During 2014, the Company extended, renewed or restructured 4 loans with interest reserves, such loans having an aggregate outstanding principal balance of $7.9 million as of December 31, 2014. Such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2015, the Company had 2 construction loans totaling $768 thousand with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases and Sales
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, Rural Development, Federal Housing Administration and Department of Veterans Affairs residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising interest rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial Small Business Administration loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased investment securities collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions, and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

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

The time between ordering an appraisal or evaluation and receipt from third party vendors is typically two to six weeks for residential property depending on geographic market and four to six weeks for non-residential property. For real estate properties that are of highly specialized or limited use, significantly complex or large, additional time beyond the typical times may be required for new appraisals or evaluations (new or updated).

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Other real estate owned	$26,815	27,804	26,860	45,115	78,354
Accruing loans 90 days or more past due
Residential real estate	—	35	429	451	59
Commercial	2,051	105	160	791	1,168
Consumer and other	80	74	15	237	186
Total	2,131	214	604	1,479	1,413
Non-accrual loans
Residential real estate	8,073	6,798	10,702	14,237	11,881
Commercial	36,510	48,138	61,577	68,887	109,641
Consumer and other	6,550	6,946	9,677	13,809	12,167
Total	51,133	61,882	81,956	96,933	133,689
Total non-performing assets [1]	$80,079	89,900	109,420	143,527	213,456
Non-performing assets as a percentage of subsidiary assets	0.88%	1.08%	1.39%	1.87%	2.92%
Allowance for loan and lease losses as a percentage of non-performing loans	244%	209%	158%	133%	102%
Accruing loans 30-89 days past due	$19,413	25,904	32,116	27,097	49,086
Accruing troubled debt restructurings	$63,590	69,129	81,110	100,151	98,859
Non-accrual troubled debt restructurings	$27,057	33,714	42,461	50,925	65,584
Interest income [2]	$2,471	3,005	4,122	5,161	7,441

__________

[1]	As of December 31, 2015, non-performing assets have not been reduced by U.S. government guarantees of $2.3 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at December 31, 2015 were $80.1 million, a decrease of $9.8 million, or 11 percent, from a year ago. Early stage delinquencies (accruing loans 30-89 days past due) of $19.4 million at December 31, 2015 decreased $6.5 million from the prior year end.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or losses to the Company. The Company evaluates the level of its non-performing loans, the values of the underlying real estate and other collateral, and related trends in internal and external environmental factors and net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. The Company continues to maintain an adequate allowance while working to reduce non-performing loans.

Construction loans, a regulatory classification, accounted for 34 percent of the Company’s non-accrual loans as of December 31, 2015. Land, lot and other construction loans, a regulatory classification, were 94 percent of the non-accrual construction loans. Of the Company’s $17.6 million of non-accrual construction loans at December 31, 2015, 91 percent of such loans had collateral properties securing the loans in Western Montana. Consistent with the gradual economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $141 million and $161 million as of December 31, 2015 and 2014, respectively. The ALLL includes specific valuation allowances of $8.1 million and $11.6 million of impaired loans as of December 31, 2015 and 2014, respectively. Of the total impaired loans at December 31, 2015, there were 22 significant commercial real estate and other commercial loans that accounted for $59.0 million, or 42 percent, of the impaired loans. The 22 loans were collateralized by 138 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2015, there were 159 loans aggregating $84.0 million, or 60 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $90.6 million and $103 million as of December 31, 2015 and 2014, respectively. The Company’s TDR loans are considered impaired loans of which $27.1 million and $33.7 million as of December 31, 2015 and 2014, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition of collateral and transfer of the loan into OREO during 2015 was $8.9 million of which $1.6 million was residential real estate loans, $5.9 million was commercial loans, and $1.4 million was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2015 was $8.0 million of which $1.5 million was residential real estate, $5.5 million was commercial, and $1.0 million was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$27,804	26,860	45,115
Acquisitions	974	3,928	1,203
Additions	7,989	11,493	15,266
Capital improvements	1,710	1,661	79
Write-downs	(1,575)	(691)	(3,639)
Sales	(10,087)	(15,447)	(31,164)
Balance at end of period	$26,815	27,804	26,860

Allowance for Loan and Lease Losses
Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ALLL methodology is designed to reasonably estimate the probable loan and lease losses within the Company’s loan portfolio. Accordingly, the ALLL is maintained within a range of estimated losses. The determination of the ALLL, including the provision for loan losses and net charge-offs, is a critical accounting estimate that involves management’s judgments about all known relevant internal and external environmental factors that affect loan losses, including the credit risk inherent in the loan portfolio, economic conditions nationally and in the local markets in which the Company operates, trends and changes in collateral values, delinquencies, non-performing assets, net charge-offs and credit-related policies and personnel. Although the Company continues to actively monitor economic trends, soft economic conditions combined with potential declines in the values of real estate that collateralize most of the Company’s loan portfolio may adversely affect the credit risk and potential for loss to the Company.

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

The Company’s model includes thirteen Bank divisions with separate management teams providing substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in this slowly improving, but fragile economic recovery and in periods of rapid economic downturns.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$14,427	13%	$14,680	13%	$14,067	14%	$15,482	15%	$17,227	15%
Commercial real estate	67,877	52%	67,799	52%	70,332	51%	74,398	49%	76,920	48%
Other commercial	32,525	22%	30,891	21%	28,630	21%	21,567	18%	20,833	18%
Home equity	8,998	8%	9,963	9%	9,299	9%	10,659	12%	13,616	13%
Other consumer	5,870	5%	6,420	5%	8,023	5%	8,748	6%	8,920	6%
Total	$129,697	100%	$129,753	100%	$130,351	100%	$130,854	100%	$137,516	100%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$129,753	130,351	130,854	137,516	137,107
Provision for loan losses	2,284	1,912	6,887	21,525	64,500
Charge-offs
Residential real estate	(985)	(431)	(793)	(5,267)	(5,671)
Commercial loans	(4,242)	(4,860)	(8,407)	(21,578)	(52,428)
Consumer and other loans	(1,775)	(2,312)	(4,443)	(7,827)	(11,267)
Total charge-offs	(7,002)	(7,603)	(13,643)	(34,672)	(69,366)
Recoveries
Residential real estate	92	328	299	643	486
Commercial loans	3,620	3,757	4,803	4,088	3,830
Consumer and other loans	950	1,008	1,151	1,754	959
Total recoveries	4,662	5,093	6,253	6,485	5,275
Charge-offs, net of recoveries	(2,340)	(2,510)	(7,390)	(28,187)	(64,091)
Balance at end of period	$129,697	129,753	130,351	130,854	137,516
ALLL as a percentage of total loans	2.55%	2.89%	3.21%	3.85%	3.97%
Net charge-offs as a percentage of average loans	0.05%	0.06%	0.20%	0.80%	1.77%

The allowance was $130 million at December 31, 2015 and remained stable compared to a year ago. The allowance was 2.55 percent of total loans outstanding at December 31, 2015 compared to 2.89 percent at December 31, 2014. The reduction in the allowance as a percentage of total loans was driven primarily by loan growth, stabilizing credit quality, and no allowance carried over from the bank acquisitions as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2015 and 2014, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2015, loan charge-offs, net of recoveries, exceeded the provision for loan losses, by $56 thousand. During the same period in 2014, loan charge-offs, net of recoveries, exceeded the provision for loan losses, by $598 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 144 locations, including 135 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

There continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within the Company’s footprint and four of the Company’s states continue to outpace the one-year national rate of home price appreciation. Colorado, Washington and Idaho all rank in the top 10 nationally for home price increases, while Montana and Wyoming continue to lag behind the national trend. The level of year-over-year home price appreciation has increased in all of the Company’s states and home prices in Colorado, Montana and Wyoming are above their 2007 highs. Personal income growth remains in positive territory for each of the Company’s states; however, Idaho, Montana and Wyoming are lagging behind the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the next six months in most of the Company’s footprint, except Wyoming, which appears likely to contract due to the reduced prices of oil and natural gas. Despite substantial increases in consumer sentiment since 2011, consumer spending has remained constant. This may be due to slow wage increases paired with increased costs associated with medical care and housing. The general unemployment rate trend across the Company’s footprint is down; however, minor upticks have occurred recently in several states. Year-over-year unemployment trends remain favorable despite global and national uncertainty and all of the Company’s states are continuing to experience year-over-year declines in their rates. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 11 percent and 12 percent of the Company’s total loan portfolio and accounted for 34 percent and 43 percent of the Company’s non-accrual loans at December 31, 2015 and December 31, 2014, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Specific valuation allowance	$8,124	11,597
General valuation allowance	121,573	118,156
Total ALLL	$129,697	129,753

During 2015, the ALLL decreased by $56 thousand, the net result of a $3.5 million decrease in the specific valuation allowance and a $3.4 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $11.0 million decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $360 million in loans collectively evaluated for impairment, excluding the current year acquisitions. At acquisition date, the assets and liabilities of acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

For additional information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
Custom and owner occupied construction	$75,094	$56,689	$18,405	32%
Pre-sold and spec construction	50,288	47,406	2,882	6%
Total residential construction	125,382	104,095	21,287	20%
Land development	62,356	82,829	(20,473)	(25)%
Consumer land or lots	97,270	101,818	(4,548)	(4)%
Unimproved land	73,844	86,116	(12,272)	(14)%
Developed lots for operative builders	12,336	14,126	(1,790)	(13)%
Commercial lots	22,035	16,205	5,830	36%
Other construction	156,784	150,075	6,709	4%
Total land, lot, and other construction	424,625	451,169	(26,544)	(6)%
Owner occupied	938,625	849,148	89,477	11%
Non-owner occupied	774,192	674,381	99,811	15%
Total commercial real estate	1,712,817	1,523,529	189,288	12%
Commercial and industrial	649,553	547,910	101,643	19%
Agriculture	367,339	310,785	56,554	18%
1st lien	856,193	775,785	80,408	10%
Junior lien	65,383	68,358	(2,975)	(4)%
Total 1-4 family	921,576	844,143	77,433	9%
Multifamily residential	201,542	160,426	41,116	26%
Home equity lines of credit	372,039	334,788	37,251	11%
Other consumer	150,469	133,773	16,696	12%
Total consumer	522,508	468,561	53,947	12%
Other	209,853	124,203	85,650	69%
Total loans receivable, including loans held for sale	5,135,195	4,534,821	600,374	13%
Less loans held for sale [1]	(56,514)	(46,726)	(9,788)	21%
Total loans receivable	$5,078,681	$4,488,095	$590,586	13%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2015	December 31, 2015
Custom and owner occupied construction	$1,016	1,132	1,016	—	—
Pre-sold and spec construction	—	218	—	—	—
Total residential construction	1,016	1,350	1,016	—	—
Land development	17,582	20,842	6,791	—	10,791
Consumer land or lots	2,250	3,581	934	20	1,296
Unimproved land	12,328	14,170	8,382	—	3,946
Developed lots for operative builders	488	1,318	267	—	221
Commercial lots	1,521	2,660	241	—	1,280
Other construction	4,236	5,151	—	—	4,236
Total land, lot and other construction	38,405	47,722	16,615	20	21,770
Owner occupied	10,952	13,574	8,794	—	2,158
Non-owner occupied	3,446	3,013	2,634	—	812
Total commercial real estate	14,398	16,587	11,428	—	2,970
Commercial and industrial	3,993	4,375	3,916	20	57
Agriculture	3,281	3,074	2,666	167	448
1st lien	10,691	9,580	9,264	64	1,363
Junior lien	668	442	668	—	—
Total 1-4 family	11,359	10,022	9,932	64	1,363
Multifamily residential	113	440	113	—	—
Home equity lines of credit	5,486	6,099	5,338	15	133
Other consumer	228	231	109	45	74
Total consumer	5,714	6,330	5,447	60	207
Other	1,800	—	—	1,800	—
Total	$80,079	89,900	51,133	2,131	26,815

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2015	December 31, 2014	$ Change	% Change
Custom and owner occupied construction	$462	$—	$462	n/m
Pre-sold and spec construction	181	869	(688)	(79)%
Total residential construction	643	869	(226)	(26)%
Land development	447	—	447	n/m
Consumer land or lots	166	391	(225)	(58)%
Unimproved land	774	267	507	190%
Commercial lots	—	21	(21)	(100)%
Other construction	337	—	337	n/m
Total land, lot and other construction	1,724	679	1,045	154%
Owner occupied	2,760	5,971	(3,211)	(54)%
Non-owner occupied	923	3,131	(2,208)	(71)%
Total commercial real estate	3,683	9,102	(5,419)	(60)%
Commercial and industrial	1,968	2,915	(947)	(32)%
Agriculture	1,014	994	20	2%
1st lien	6,272	6,804	(532)	(8)%
Junior lien	1,077	491	586	119%
Total 1-4 family	7,349	7,295	54	1%
Multifamily residential	662	—	662	n/m
Home equity lines of credit	1,046	1,288	(242)	(19)%
Other consumer	1,227	928	299	32%
Total consumer	2,273	2,216	57	3%
Other	97	1,834	(1,737)	(95)%
Total	$19,413	$25,904	$(6,491)	(25)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2015
Pre-sold and spec construction	$(53)	(94)	—	53
Land development	(288)	(390)	957	1,245
Consumer land or lots	66	375	512	446
Unimproved land	(325)	52	—	325
Developed lots for operative builders	(85)	(140)	51	136
Commercial lots	(26)	(6)	—	26
Other construction	(1)	—	—	1
Total land, lot and other construction	(659)	(109)	1,520	2,179
Owner occupied	247	669	668	421
Non-owner occupied	93	(162)	116	23
Total commercial real estate	340	507	784	444
Commercial and industrial	1,389	1,069	2,166	777
Agriculture	50	28	59	9
1st lien	834	372	971	137
Junior lien	(125)	183	79	204
Total 1-4 family	709	555	1,050	341
Multifamily residential	(318)	138	—	318
Home equity lines of credit	740	190	897	157
Other consumer	143	226	525	382
Total consumer	883	416	1,422	539
Other	(1)	—	—	1
Total	$2,340	2,510	7,001	4,661

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and investment securities, securities sold under agreements to repurchase (“repurchase agreements”), wholesale deposits, advances from FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, match maturities of longer-term assets or manage interest rate risk.

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, savings, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. In addition, wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, money market deposit and certificate accounts. The Company’s deposits are summarized below:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,918,310	28%	$1,632,403	26%	$1,374,419	25%	$1,191,933	22%	$1,010,899	21%
NOW accounts	1,516,026	22%	1,328,130	21%	1,113,878	20%	988,984	18%	843,129	18%
Savings accounts	838,274	12%	693,714	11%	600,998	11%	478,809	9%	404,671	8%
Money market deposit accounts	1,382,028	20%	1,274,525	20%	1,168,918	21%	931,370	18%	873,562	18%
Certificate accounts	1,060,650	15%	1,167,228	18%	1,116,622	20%	1,015,491	19%	1,080,917	22%
Wholesale deposits	229,720	3%	249,212	4%	205,132	3%	757,874	14%	608,035	13%
Total interest bearing deposits	5,026,698	72%	4,712,809	74%	4,205,548	75%	4,172,528	78%	3,810,314	79%
Total deposits	$6,945,008	100%	$6,345,212	100%	$5,579,967	100%	$5,364,461	100%	$4,821,213	100%

The following table summarizes the amounts outstanding at December 31, 2015 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in demand deposits are brokered deposits of $229 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$141,222	3,683,232	3,824,454
Three months to six months	143,347	—	143,347
Seven months to twelve months	154,267	—	154,267
Over twelve months	143,492	—	143,492
Total	$582,328	3,683,232	4,265,560

For additional information on deposits, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Borrowings
The Company borrows money through repurchase agreements. This process involves the selling of one or more of the securities in the Company’s investment portfolio and simultaneously entering into an agreement to repurchase that same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. Through a policy adopted by the Bank’s Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and has adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company enters into wholesale repurchase agreements as additional funding sources. The Company has not entered into reverse repurchase agreements.

The Bank is a member of the FHLB of Des Moines, which is one of eleven banks that comprise the FHLB system.  The Bank is required to maintain a certain level of activity-based stock in order to borrow or to engage in other transactions with the FHLB of Des Moines. Additionally, the Bank is subject to a membership capital stock requirement that is based upon an annual calibration tied to the total assets of the Bank. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. The Bank’s maximum amount of FHLB advances is limited to the lesser of a fixed percentage of the Bank’s total assets or the discounted value of eligible collateral. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company.

Additionally, the Company has other sources of secured and unsecured borrowing lines from various sources that may be used from time to time.

For additional information concerning the Company’s borrowings, see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Bank’s Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank (“FRB”). FHLB advances and certain other short-term borrowings may be renewed as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds and other risks.

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Repurchase agreements
Amount outstanding at end of period	$423,414	397,107	313,394
Weighted interest rate on outstanding amount	0.31%	0.27%	0.28%
Maximum outstanding at any month end	$441,041	397,107	326,184
Average balance	$376,983	317,745	295,004
Weighted-average interest rate	0.27%	0.27%	0.29%
FHLB advances
Amount outstanding at end of period	$185,091	93,979	559,084
Weighted interest rate on outstanding amount	1.02%	2.81%	0.24%
Maximum outstanding at any month end	$185,091	618,084	939,109
Average balance	$107,341	295,422	693,225
Weighted-average interest rate	3.06%	0.24%	0.25%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of December 31, 2015 were $126 million, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table represents the Company’s contractual obligations as of December 31, 2015:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2016	2017	2018	2019	2020	Thereafter
Deposits	$6,945,008	5,884,358	775,227	149,999	56,554	40,696	36,674	1,500
Repurchase agreements	423,414	—	423,414	—	—	—	—	—
FHLB advances	394,131	—	185,091	179	70,597	167	945	137,152
Other borrowed funds	6,195	—	4	147	197	199	200	5,448
Subordinated debentures	125,848	—	—	—	—	—	—	125,848
Capital lease obligations	471	—	92	92	92	92	92	11
Operating lease obligations	12,496	—	2,443	2,132	1,877	1,682	1,160	3,202
Total	$7,907,563	5,884,358	1,386,271	152,549	129,317	42,836	39,071	273,161

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

Liquidity Risk
Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Effective liquidity management entails three elements:

1.	Assessing on an ongoing basis, the current and expected future needs for funds, and ensuring that sufficient funds or access to funds exist to meet those needs at the appropriate time;

2.
Providing for an adequate cushion of liquidity to meet unanticipated cash flow needs that may arise from potential adverse circumstances ranging from high probability/low severity events to low probability/high severity; and

3.	Balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

The Company has a wide range of versatility in managing the liquidity and asset/liability mix. The Bank’s ALCO meets regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., investment securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured, including off-balance sheet funding sources. The Company evaluates its potential funding needs across alternative scenarios and maintains contingency funding plans consistent with the Company’s access to diversified sources of contingent funding.

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2015	December 31, 2014
FHLB advances
Borrowing capacity	$1,494,288	1,371,940
Amount utilized	(394,131)	(296,944)
Amount available	$1,100,157	1,074,996
FRB discount window
Borrowing capacity	$945,948	815,506
Amount utilized	—	—
Amount available	$945,948	815,506
Unsecured lines of credit available	$255,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$47,451	44
U.S. government sponsored enterprises	75,419	15,066
State and local governments	880,866	850,193
Corporate bonds	48,528	183,490
Residential mortgage-backed securities	435,749	186,369
Total unencumbered securities	$1,488,013	1,235,162

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 76,086,288 have been issued as of December 31, 2015. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2015. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. In July 2013, the federal banking agencies approved the Final Rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amend the regulatory risk-based capital rules applicable to the Company. Basel III redefines the regulatory capital elements and minimum capital ratios, introduces regulatory capital buffers above those minimums, revises rules for calculating risk-weighted assets and adds a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of December 31, 2015. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	16.66%	15.40%	15.40%	11.66%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of December 31, 2015, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since December 31, 2015 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the years ended December 31, 2015 and 2014 was $34.0 million and $35.9 million, respectively. The Company’s effective tax rate for the years ended December 31, 2015 and 2014 was 22.6 percent and 24.2 percent, respectively. The primary reason for the current and prior year’s low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $50.9 million and $47.1 million for the years ended December 31, 2015 and 2014, respectively. The benefits from federal income tax credits were $4.2 million and $3.9 million for the years ended December 31, 2015 and 2014, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $23.3 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these investment securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2016	$1,654	1,175	863	3,692
2017	1,090	1,507	786	3,383
2018	768	1,629	709	3,106
2019	768	1,629	660	3,057
2020	768	1,502	611	2,881
Thereafter	768	3,561	2,494	6,823
	$5,816	11,003	6,123	22,942

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

	Years ended
	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$687,013	$32,153	4.68%	$635,256	$30,721	4.84%	$623,433	$29,525	4.74%
Commercial loans [1]	3,459,470	167,587	4.84%	3,029,733	145,631	4.81%	2,542,255	127,450	5.01%
Consumer and other loans	631,512	31,476	4.98%	588,452	30,515	5.19%	586,649	32,089	5.47%
Total loans [2]	4,777,995	231,216	4.84%	4,253,441	206,867	4.86%	3,752,337	189,064	5.04%
Tax-exempt investment securities [3]	1,328,908	77,199	5.81%	1,208,970	68,643	5.68%	1,064,457	61,924	5.82%
Taxable investment securities [4]	1,918,283	41,648	2.17%	1,974,049	47,407	2.40%	2,525,317	33,112	1.31%
Total earning assets	8,025,186	350,063	4.36%	7,436,460	322,917	4.34%	7,342,111	284,100	3.87%
Goodwill and intangibles	143,293			138,928			125,315
Non-earning assets	389,126			347,138			338,866
Total assets	$8,557,605			$7,922,526			$7,806,292
Liabilities
Non-interest bearing deposits	$1,756,888	$—	—%	$1,463,689	$—	—%	$1,244,332	$—	—%
NOW accounts	1,371,340	1,074	0.08%	1,141,424	1,148	0.10%	999,288	1,217	0.12%
Savings accounts	758,776	360	0.05%	660,465	340	0.05%	540,495	276	0.05%
Money market deposit accounts	1,340,967	2,066	0.15%	1,215,163	2,382	0.20%	1,075,625	2,169	0.20%
Certificate accounts	1,131,210	6,891	0.61%	1,144,485	7,858	0.69%	1,114,010	9,039	0.81%
Wholesale deposits [5]	206,889	5,747	2.78%	193,514	1,467	0.76%	434,249	1,169	0.27%
FHLB advances	319,565	8,841	2.73%	573,607	9,570	1.65%	971,554	10,610	1.09%
Repurchase agreements, federal funds purchased and other borrowed funds	509,431	4,296	0.84%	451,458	4,201	0.93%	431,046	4,278	0.99%
Total interest bearing liabilities	7,395,066	29,275	0.40%	6,843,805	26,966	0.39%	6,810,599	28,758	0.42%
Other liabilities	91,360			63,630			59,497
Total liabilities	7,486,426			6,907,435			6,870,096
Stockholders’ Equity
Common stock	755			746			732
Paid-in capital	720,827			697,344			667,107
Retained earnings	336,998			297,303			239,138
Accumulated other comprehensive income	12,599			19,698			29,219
Total stockholders’ equity	1,071,179			1,015,091			936,196
Total liabilities and stockholders’ equity	$8,557,605			$7,922,526			$7,806,292
Net interest income (tax-equivalent)		$320,788			$295,951			$255,342
Net interest spread (tax-equivalent)			3.96%			3.95%			3.45%
Net interest margin (tax-equivalent)			4.00%			3.98%			3.48%

__________

[1]
Includes tax effect of $2.6 million on tax-exempt municipal loan and lease income for the year ended December 31, 2015. The tax effect for the years ended December 31, 2014 and 2013 was not significant.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $26.3 million, $21.5 million and $19.0 million on tax-exempt investment securities income for the years ended December 31, 2015, 2014 and 2013, respectively.

[4]	Includes tax effect of $1.4 million on federal income tax credits for the years ended December 31, 2015, 2014 and 2013.

[5]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

Rate/Volume Analysis
Net interest income can be evaluated from the perspective of relative dollars of change in each period. Interest income and interest expense, which are the components of net interest income, are shown in the following table on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company’s interest earning assets and interest bearing liabilities (“volume”) and the yields earned and paid on such assets and liabilities (“rate”). The change in interest income and interest expense attributable to changes in both volume and rates has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31,			Year ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$2,503	(1,071)	1,432	560	636	1,196
Commercial loans (tax-equivalent)	20,656	1,300	21,956	24,439	(6,258)	18,181
Consumer and other loans	2,233	(1,272)	961	98	(1,672)	(1,574)
Investment securities (tax-equivalent)	2,340	457	2,797	(10,769)	31,783	21,014
Total interest income	27,732	(586)	27,146	14,328	24,489	38,817
Interest expense
NOW accounts	232	(306)	(74)	173	(241)	(68)
Savings accounts	51	(31)	20	61	3	64
Money market deposit accounts	246	(562)	(316)	281	(69)	212
Certificate accounts	(91)	(876)	(967)	247	(1,428)	(1,181)
Wholesale deposits	101	4,179	4,280	(648)	946	298
FHLB advances	(4,238)	3,509	(729)	(4,346)	3,306	(1,040)
Repurchase agreements, federal funds purchased and other borrowed funds	539	(444)	95	203	(280)	(77)
Total interest expense	(3,160)	5,469	2,309	(4,029)	2,237	(1,792)
Net interest income (tax-equivalent)	$30,892	(6,055)	24,837	18,357	22,252	40,609

Net interest income (tax-equivalent) increased $24.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase in current year interest income primarily resulted from increased growth of the Company’s commercial loan portfolio. The increase in interest expense was driven by interest expense associated with delayed start interest rate swaps (i.e., 3 - 3.5 years) the Company previously entered into. The Company had an interest rate swap with a notional amount of $160 million start interest accruals in October 2014 and an interest rate swap with a notional amount of $100 million start interest accruals in November 2015. The increase in interest expense from higher rates on FHLB advances was the result of a decrease in short-term FHLB advances leaving a minimal amount of long-term higher rate FHLB advances.

Net interest income (tax-equivalent) increased $40.6 million during 2014 compared to 2013. The increase in net interest income primarily resulted from higher yielding investment securities due to a significant decrease in premium amortization and the growth of the Company’s commercial loan portfolio. The decrease in interest expense was driven by lower yields on certificate accounts and lower volume of FHLB advances as a result of the continued increase in deposits.

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

Allowance for Loan and Lease Losses
For information regarding the ALLL, its relation to the provision for loan losses and risk related to asset quality, see the section captioned “Allowance for Loan and Lease Losses” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Goodwill
For information on goodwill, see Notes 1 and 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Fair Value Measurements
For information on fair value measurements, see Note 20 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impact of Recently Issued Accounting Standards
New authoritative accounting guidance that has either been issued or is effective during 2015 or 2014 and may possibly have a material impact on the Company includes amendments to:

•	Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors;

•	FASB ASC Topic 323, Investments - Equity Method and Joint Ventures;

•	FASB ASC Topic 606, Revenue from Contracts with Customers;

•	FASB ASC Topic 860, Transfers and Servicing;

•	FASB ASC Topic 805, Business Combinations;

•	FASB ASC Topic 810, Consolidation; and

•	FASB ASC Topic 825, Financial Instruments.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Given the historically low rate environment, a downward shift in interest rates of only 100 bps is modeled. Since the model assumes that interest rates will not be negative, the 100 bps scenario represents a flattening of market yield curves. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2015 as compared to the ALCO policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2015.

	Year 1		Year 2
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bps Rate shock	(10.0)%	(4.0)%	(15.0)%	(6.5)%
+100 bps Rate shock	(10.0)%	(0.6)%	(15.0)%	1.4%
+200 bps Rate shock	(10.0)%	0.2%	(15.0)%	3.8%
+200 bps Rate ramp	(10.0)%	0.9%	(15.0)%	2.4%
+300 bps Rate shock	(20.0)%	(0.7)%	(20.0)%	4.6%
+400 bps Rate shock	(20.0)%	(2.5)%	(20.0)%	4.5%
+400 bps Rate ramp	(10.0)%	2.9%	(20.0)%	2.5%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including, but not limited to, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of assets and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2015:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bps Rate shock	(10.0)%	(5.4)%
+100 bps Rate shock	(10.0)%	(3.1)%
+200 bps Rate shock	(20.0)%	(8.6)%
+300 bps Rate shock	(30.0)%	(15.0)%
+400 bps Rate shock	(40.0)%	(21.6)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP

Denver, Colorado
February 25, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.

risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 25, 2016, expressed an unqualified opinion thereon.
/s/ BKD, LLP

Denver, Colorado
February 25, 2016

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014
Assets
Cash on hand and in banks	$117,137	122,834
Federal funds sold	6,080	1,025
Interest bearing cash deposits	70,036	318,550
Cash and cash equivalents	193,253	442,409
Investment securities, available-for-sale	2,610,760	2,387,428
Investment securities, held-to-maturity	702,072	520,997
Total investment securities	3,312,832	2,908,425
Loans held for sale	56,514	46,726
Loans receivable	5,078,681	4,488,095
Allowance for loan and lease losses	(129,697)	(129,753)
Loans receivable, net	4,948,984	4,358,342
Premises and equipment, net	194,030	179,175
Other real estate owned	26,815	27,804
Accrued interest receivable	44,524	40,587
Deferred tax asset	58,475	41,737
Core deposit intangible, net	14,555	10,900
Goodwill	140,638	129,706
Non-marketable equity securities	27,495	52,868
Other assets	71,117	67,828
Total assets	$9,089,232	8,306,507
Liabilities
Non-interest bearing deposits	$1,918,310	1,632,403
Interest bearing deposits	5,026,698	4,712,809
Securities sold under agreements to repurchase	423,414	397,107
Federal Home Loan Bank advances	394,131	296,944
Other borrowed funds	6,602	7,311
Subordinated debentures	125,848	125,705
Accrued interest payable	3,517	4,155
Other liabilities	114,062	102,026
Total liabilities	8,012,582	7,278,460
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	761	750
Paid-in capital	736,368	708,356
Retained earnings - substantially restricted	337,532	301,197
Accumulated other comprehensive income	1,989	17,744
Total stockholders’ equity	1,076,650	1,028,047
Total liabilities and stockholders’ equity	$9,089,232	8,306,507
Number of common stock shares issued and outstanding	76,086,288	75,026,092
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014	December 31, 2013
Interest Income
Investment securities	$91,086	93,052	74,512
Residential real estate loans	32,153	30,721	29,525
Commercial loans	164,966	145,631	127,450
Consumer and other loans	31,476	30,515	32,089
Total interest income	319,681	299,919	263,576
Interest Expense
Deposits	16,138	13,195	13,870
Securities sold under agreements to repurchase	1,021	865	867
Federal Home Loan Bank advances	8,841	9,570	10,610
Federal funds purchased and other borrowed funds	81	199	206
Subordinated debentures	3,194	3,137	3,205
Total interest expense	29,275	26,966	28,758
Net Interest Income	290,406	272,953	234,818
Provision for loan losses	2,284	1,912	6,887
Net interest income after provision for loan losses	288,122	271,041	227,931
Non-Interest Income
Service charges and other fees	57,321	54,089	49,478
Miscellaneous loan fees and charges	4,276	4,696	4,982
Gain on sale of loans	26,389	19,797	28,517
Gain (loss) on sale of investments	19	(188)	(299)
Other income	10,756	11,908	10,369
Total non-interest income	98,761	90,302	93,047
Non-Interest Expense
Compensation and employee benefits	134,409	118,571	104,221
Occupancy and equipment	31,149	27,498	24,875
Advertising and promotions	8,661	7,912	6,913
Data processing	5,833	6,607	4,493
Other real estate owned	3,693	2,568	7,196
Regulatory assessments and insurance	5,283	5,064	6,362
Core deposit intangible amortization	2,964	2,811	2,401
Other expenses	44,765	41,648	38,856
Total non-interest expense	236,757	212,679	195,317
Income Before Income Taxes	150,126	148,664	125,661
Federal and state income tax expense	33,999	35,909	30,017
Net Income	$116,127	112,755	95,644
Basic earnings per share	$1.54	1.51	1.31
Diluted earnings per share	$1.54	1.51	1.31
Dividends declared per share	$1.05	0.98	0.60
Average outstanding shares - basic	75,542,455	74,641,957	73,191,713
Average outstanding shares - diluted	75,595,581	74,687,315	73,260,278

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net Income	$116,127	112,755	95,644
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(22,845)	31,569	(81,739)
Reclassification adjustment for (gains) losses included in net income	(69)	204	299
Net unrealized (losses) gains on available-for-sale securities	(22,914)	31,773	(81,440)
Tax effect	8,904	(12,313)	31,680
Net of tax amount	(14,010)	19,460	(49,760)
Unrealized (losses) gains on derivatives used for cash flow hedges	(7,857)	(19,557)	18,728
Reclassification adjustment for losses included in net income	5,025	993	—
Net unrealized (losses) gains on derivatives used for cash flow hedges	(2,832)	(18,564)	18,728
Tax effect	1,087	7,203	(7,285)
Net of tax amount	(1,745)	(11,361)	11,443
Total other comprehensive (loss) income, net of tax	(15,755)	8,099	(38,317)
Total Comprehensive Income	$100,372	120,854	57,327

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income
	Shares	Amount				Total
Balance at December 31, 2012	71,937,222	$719	641,737	210,531	47,962	900,949
Comprehensive income	—	—	—	95,644	(38,317)	57,327
Cash dividends declared ($0.60 per share)	—	—	—	(44,232)	—	(44,232)
Stock issuances under stock incentive plans	292,942	3	4,504	—	—	4,507
Stock issued in connection with acquisitions	2,143,132	22	45,011	—	—	45,033
Stock-based compensation and related taxes	—	—	(334)	—	—	(334)
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	112,755	8,099	120,854
Cash dividends declared ($0.98 per share)	—	—	—	(73,501)	—	(73,501)
Stock issuances under stock incentive plans	97,064	1	783	—	—	784
Stock issued in connection with acquisitions	555,732	5	15,122	—	—	15,127
Stock-based compensation and related taxes	—	—	1,533	—	—	1,533
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income	—	—	—	116,127	(15,755)	100,372
Cash dividends declared ($1.05 per share)	—	—	—	(79,792)	—	(79,792)
Stock issuances under stock incentive plans	62,346	1	16	—	—	17
Stock issued in connection with acquisitions	997,850	10	25,929	—	—	25,939
Stock-based compensation and related taxes	—	—	2,067	—	—	2,067
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Operating Activities
Net income	$116,127	112,755	95,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,284	1,912	6,887
Net amortization of investment securities premiums and discounts	26,709	27,491	64,066
Loans held for sale originated or acquired	(888,676)	(669,144)	(918,451)
Proceeds from sales of loans held for sale	925,353	705,178	1,084,799
Gain on sale of loans	(26,389)	(19,797)	(28,517)
(Gain) loss on sale of investments	(19)	188	299
Bargain purchase gain	—	(680)	—
Stock-based compensation expense, net of tax benefits	1,087	859	1,011
Excess tax (benefits) deficiencies from stock-based compensation	(102)	(138)	223
Depreciation of premises and equipment	14,365	12,108	10,485
Loss (gain) on sale of other real estate owned and write-downs, net	938	(937)	1,450
Amortization of core deposit intangibles	2,964	2,811	2,401
Deferred tax (benefit) expense	(4,080)	5,931	4,633
Net (increase) decrease in accrued interest receivable	(2,377)	2,648	(265)
Net (increase) decrease in other assets	(793)	(5,702)	19,881
Net (decrease) increase in accrued interest payable	(828)	567	(1,354)
Net increase (decrease) in other liabilities	4,903	6,684	(9,097)
Net cash provided by operating activities	171,466	182,734	334,095
Investing Activities
Sales of available-for-sale securities	136,777	169,372	181,971
Maturities, prepayments and calls of available-for-sale securities	663,828	628,238	1,682,363
Purchases of available-for-sale securities	(961,224)	(281,332)	(1,426,262)
Maturities, prepayments and calls of held-to-maturity securities	20,997	8,930	—
Purchases of held-to-maturity securities	(203,554)	(49,691)	—
Principal collected on loans	1,737,508	1,418,517	1,224,222
Loans originated or acquired	(2,112,154)	(1,735,155)	(1,559,353)
Net addition of premises and equipment and other real estate owned	(18,224)	(14,389)	(8,977)
Proceeds from sale of other real estate owned	10,278	15,714	28,535
Net proceeds from sale of non-marketable equity securities	27,770	801	583
Net cash received (paid) in acquisitions	21,427	(2,112)	26,155
Net cash (used in) provided by investing activities	(676,571)	158,893	149,237

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Financing Activities
Net increase (decrease) in deposits	$215,650	455,604	(334,672)
Net increase in securities sold under agreements to repurchase	24,951	83,713	23,886
Net increase (decrease) in short-term Federal Home Loan Bank advances	140,000	(421,000)	(204,467)
Proceeds from long-term Federal Home Loan Bank advances	50,000	192,500	1,147,451
Repayments of long-term Federal Home Loan Bank advances	(94,749)	(314,738)	(1,105,282)
Net decrease in other borrowed funds	(566)	(933)	(1,502)
Cash dividends paid	(79,456)	(50,944)	(44,232)
Excess tax benefits (deficiencies) from stock-based compensation	102	138	(223)
Stock-based compensation activity	17	785	4,326
Net cash provided by (used in) financing activities	255,949	(54,875)	(514,715)
Net (decrease) increase in cash and cash equivalents	(249,156)	286,752	(31,383)
Cash and cash equivalents at beginning of period	442,409	155,657	187,040
Cash and cash equivalents at end of period	$193,253	442,409	155,657
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$30,103	26,398	30,111
Cash paid during the period for income taxes	39,622	33,343	23,576
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$—	484,583	—
Sale and refinancing of other real estate owned	446	1,361	4,819
Transfer of loans to other real estate owned	7,989	11,493	15,266
Acquisitions
Fair value of common stock shares issued	25,939	15,127	45,033
Cash consideration for outstanding shares	28,364	16,690	24,858
Fair value of assets acquired	434,963	349,167	630,569
Liabilities assumed	391,592	316,670	560,678

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

In October 2015, the Company completed its acquisition of Cañon Bank Corporation and its wholly-owned subsidiary, Cañon National Bank, a community bank based in Cañon City, Colorado (collectively, “Cañon”). In February 2015, the Company completed its acquisition of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana (collectively, “CB”). In August 2014, the Company completed its acquisition of FNBR Holding Corporation and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado (collectively, “FNBR”). In July 2013, the Company completed its acquisition of North Cascades Bancshares, Inc. and its wholly-owned subsidiary, North Cascades National Bank, a community bank based in Chelan, Washington. In May 2013, the Company acquired Wheatland Bankshares, Inc. and its wholly-owned subsidiary, First State Bank, a community bank based in Wheatland, Wyoming. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2015 was $34,309,000.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

For additional information relating to investment securities, see Note 2.

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

Loans Receivable
Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. Anticipated prepayments are not included when applying the interest method. When a loan is paid off prior to maturity, the remaining fees and costs on originated loans and premiums or discounts on acquired loans are immediately recognized into interest income.

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

Commercial Real Estate.  Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operation of the property securing the loan and/or the business conducted on the property securing the loan.  Credit risk in these loans is impacted by the creditworthiness of a borrower, valuation of the property securing the loan and conditions within the local economies in the Company’s diverse, geographic market areas.

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

Premises and Equipment
Premises and equipment are accounted for at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office buildings is 15 - 40 years and the estimated useful life for furniture, fixtures, and equipment is 3 - 10 years. Interest is capitalized for any significant building projects. For additional information relating to premises and equipment, see Note 4.

Leases
The Company leases certain land, premises and equipment from third parties under operating and capital leases. The lease payments for operating lease agreements are recognized on a straight-line basis. The present value of the future minimum rental payments for capital leases is recognized as an asset when the lease is formed. Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease. For additional information relating to leases, see Note 4.

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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2015 and 2014, no long-lived assets were considered impaired.

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

Core deposit intangible represents the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and is amortized using an accelerated method based on an estimated runoff of the related deposits. The core deposit intangible is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. For additional information relating to core deposit intangibles, see Note 5.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:

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

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2015 and 2014 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

For additional information relating to goodwill, see Note 5.

Non-Marketable Equity Securities
Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs is jointly and severally liable for repayment of each other’s debt.

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. At December 31, 2015 and 2014, the carrying value associated with these policies is $49,534,000 and $46,030,000, respectively, and is recorded in other assets in the Company’s statements of financial position. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the Company’s statements of operations.

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

Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on the cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. For the years ended December 31, 2015, 2014, and 2013, the Company’s cash flow hedges were determined to be fully effective.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, highly effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Derivative financial instruments that do not meet specified hedging criteria are recorded at fair value with changes in fair value recorded in income. The Company’s interest rate swaps are considered highly effective and currently meet the hedge accounting criteria.

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

Income Taxes
The Company’s income tax expense consists of current and deferred income tax expense. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to earnings or losses. Deferred income tax expense results from changes in deferred assets and liabilities between periods. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Deferred tax assets and liabilities are recognized for estimated future income tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than-not means a likelihood of more than fifty percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company’s judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 15.

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

Reclassifications
Certain reclassifications have been made to the 2014 and 2013 financial statements to conform to the 2015 presentation.

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

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In September 2015, FASB amended FASB ASC Topic 805, Business Combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are necessary. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company has evaluated the impact of these amendments and determined there would not be a material effect on the Company’s financial position or results of operations.

In February 2015, FASB amended FASB ASC Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and end a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period with any adjustments reflected as of the beginning of the reporting year that includes the interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the reporting year of adoption or may apply the amendments retrospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In August 2014, FASB amended FASB ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendment is effective for public business entities for interim and annual periods beginning after December 15, 2014. An entity can elect to adopt the amendments using either a prospective transition method or a modified retrospective method as defined in the amendment. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

In June 2014, FASB amended FASB ASC Topic 860, Transfers and Servicing. The amendments in this Update require the following accounting changes: 1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting; and 2) for repurchase finance arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in a secured borrowing accounting for the repurchase agreement. The amendments also require certain disclosures for securities sold under agreements to repurchase (“repurchase agreements”), securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes are effective for public business entities for the first interim or annual reporting periods beginning after December 15, 2014. Early application for public business entities is not permitted. The disclosure changes for repurchase agreements are effective for public business entities for annual reporting periods beginning after December 15, 2014. The Company has evaluated the impact of the adoption of this amendment and determined there was not a material effect on the Company’s financial position or results of operations.

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

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$47,868	15	(432)	47,451
U.S. government sponsored enterprises	93,230	100	(163)	93,167
State and local governments	856,738	34,159	(5,878)	885,019
Corporate bonds	386,629	611	(3,077)	384,163
Residential mortgage-backed securities	1,203,548	6,180	(8,768)	1,200,960
Total available-for-sale	2,588,013	41,065	(18,318)	2,610,760
Held-to-maturity
State and local governments	702,072	31,863	(4,422)	729,513
Total held-to-maturity	702,072	31,863	(4,422)	729,513
Total investment securities	$3,290,085	72,928	(22,740)	3,340,273

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$44	—	—	44
U.S. government sponsored enterprises	21,916	31	(2)	21,945
State and local governments	962,365	40,173	(4,569)	997,969
Corporate bonds	313,545	2,059	(750)	314,854
Residential mortgage-backed securities	1,043,897	11,205	(2,486)	1,052,616
Total available-for-sale	2,341,767	53,468	(7,807)	2,387,428
Held-to-maturity
State and local governments	520,997	32,925	(2,976)	550,946
Total held-to-maturity	520,997	32,925	(2,976)	550,946
Total investment securities	$2,862,764	86,393	(10,783)	2,938,374

Note 2. Investment Securities (continued)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2015. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$140,703	141,230	—	—
Due after one year through five years	486,235	484,467	—	—
Due after five years through ten years	128,158	131,883	25,073	25,605
Due after ten years	629,369	652,220	676,999	703,908
	1,384,465	1,409,800	702,072	729,513
Residential mortgage-backed securities [1]	1,203,548	1,200,960	—	—
Total	$2,588,013	2,610,760	702,072	729,513
________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Available-for-sale
Proceeds from sales and calls of investment securities	$167,660	219,849	181,971
Gross realized gains [1]	1,877	501	3,723
Gross realized losses [1]	(1,808)	(705)	(4,022)
Held-to-maturity
Proceeds from calls of investment securities	20,997	8,930	—
Gross realized gains [1]	50	22	—
Gross realized losses [1]	(100)	(6)	—
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

At December 31, 2015 and 2014, the Company had investment securities with carrying values of $1,824,819,000 and $1,673,263,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, repurchase agreements, interest rate swap agreements and deposits of several local government units.

Note 2. Investment Securities (continued)

Investment securities with an unrealized loss position are summarized as follows:

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$42,493	(432)	2	—	42,495	(432)
U.S. government sponsored enterprises	60,010	(163)	—	—	60,010	(163)
State and local governments	102,422	(1,629)	115,943	(4,249)	218,365	(5,878)
Corporate bonds	228,258	(1,812)	13,962	(1,265)	242,220	(3,077)
Residential mortgage-backed securities	730,412	(7,226)	53,021	(1,542)	783,433	(8,768)
Total available-for-sale	$1,163,595	(11,262)	182,928	(7,056)	1,346,523	(18,318)
Held-to-maturity
State and local governments	$42,322	(594)	81,709	(3,828)	124,031	(4,422)
Total held-to-maturity	$42,322	(594)	81,709	(3,828)	124,031	(4,422)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$—	—	3	—	3	—
U.S. government sponsored enterprises	13,793	(2)	—	—	13,793	(2)
State and local governments	91,082	(1,273)	115,927	(3,296)	207,009	(4,569)
Corporate bonds	60,289	(545)	7,874	(205)	68,163	(750)
Residential mortgage-backed securities	192,962	(926)	78,223	(1,560)	271,185	(2,486)
Total available-for-sale	$358,126	(2,746)	202,027	(5,061)	560,153	(7,807)
Held-to-maturity
State and local governments	$18,643	(624)	76,761	(2,352)	95,404	(2,976)
Total held-to-maturity	$18,643	(624)	76,761	(2,352)	95,404	(2,976)

Based on an analysis of its investment securities with unrealized losses as of December 31, 2015 and 2014, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2015, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Year ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
Residential real estate loans	$688,912	611,463
Commercial loans
Real estate	2,633,953	2,337,548
Other commercial	1,099,564	925,900
Total	3,733,517	3,263,448
Consumer and other loans
Home equity	420,901	394,670
Other consumer	235,351	218,514
Total	656,252	613,184
Loans receivable [1]	5,078,681	4,488,095
Allowance for loan and lease losses	(129,697)	(129,753)
Loans receivable, net	$4,948,984	4,358,342
Weighted-average interest rate on loans (tax-equivalent)	4.84%	4.86%
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $15,529,000 and $13,710,000 at December 31, 2015 and 2014, respectively.

The following tables summarize the activity in the ALLL by portfolio segment:

	Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	2,284	640	(696)	3,030	(480)	(210)
Charge-offs	(7,002)	(985)	(1,920)	(2,322)	(809)	(966)
Recoveries	4,662	92	2,694	926	324	626
Balance at end of period	$129,697	14,427	67,877	32,525	8,998	5,870

	Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,912	716	(2,877)	3,708	1,254	(889)
Charge-offs	(7,603)	(431)	(1,802)	(3,058)	(1,038)	(1,274)
Recoveries	5,093	328	2,146	1,611	448	560
Balance at end of period	$129,753	14,680	67,799	30,891	9,963	6,420

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,854	15,482	74,398	21,567	10,659	8,748
Provision for loan losses	6,887	(921)	(3,670)	10,271	868	339
Charge-offs	(13,643)	(793)	(3,736)	(4,671)	(2,594)	(1,849)
Recoveries	6,253	299	3,340	1,463	366	785
Balance at end of period	$130,351	14,067	70,332	28,630	9,299	8,023

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$8,124	782	1,629	5,277	64	372
Collectively evaluated for impairment	121,573	13,645	66,248	27,248	8,934	5,498
Total allowance for loan and lease losses	$129,697	14,427	67,877	32,525	8,998	5,870
Loans receivable
Individually evaluated for impairment	$140,773	20,767	85,845	23,874	6,493	3,794
Collectively evaluated for impairment	4,937,908	668,145	2,548,108	1,075,690	414,408	231,557
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$11,597	853	2,967	6,836	447	494
Collectively evaluated for impairment	118,156	13,827	64,832	24,055	9,516	5,926
Total allowance for loan and lease losses	$129,753	14,680	67,799	30,891	9,963	6,420
Loans receivable
Individually evaluated for impairment	$161,366	19,576	105,264	25,321	6,901	4,304
Collectively evaluated for impairment	4,326,729	591,887	2,232,284	900,579	387,769	214,210
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2015 and 2014. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2015.

At December 31, 2015, the Company had $3,298,198,000 in variable rate loans and $1,780,483,000 in fixed rate loans. At December 31, 2015, 2014, and 2013, loans sold and serviced for others were $128,499,000, $133,768,000, and $148,376,000, respectively. At December 31, 2015, the Company had loans of $2,899,827,000 pledged as collateral for FHLB advances and FRB discount window. There were no significant purchases or sales of portfolio loans during 2015, 2014 and 2013.

Note 3. Loans Receivable, Net (continued)

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2015 and 2014 was $57,764,000 and $55,427,000, respectively. During 2015, new loans to such related parties were $10,435,000 and repayments were $8,098,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,683	8,253	12,554	11,923	102	1,851
Unpaid principal balance	36,157	9,198	12,581	12,335	109	1,934
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	36,176	6,393	15,827	11,768	426	1,762
Loans without a specific valuation allowance
Recorded balance	$106,090	12,514	73,291	11,951	6,391	1,943
Unpaid principal balance	132,718	13,969	94,028	15,539	7,153	2,029
Average balance	116,356	13,615	78,684	15,479	6,350	2,228
Total
Recorded balance	$140,773	20,767	85,845	23,874	6,493	3,794
Unpaid principal balance	168,875	23,167	106,609	27,874	7,262	3,963
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	152,532	20,008	94,511	27,247	6,776	3,990

	At or for the Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$45,688	4,110	27,155	11,377	1,214	1,832
Unpaid principal balance	48,477	4,276	28,048	12,461	1,336	2,356
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	53,339	5,480	24,519	19,874	1,039	2,427
Loans without a specific valuation allowance
Recorded balance	$115,678	15,466	78,109	13,944	5,687	2,472
Unpaid principal balance	145,038	16,683	100,266	19,117	6,403	2,569
Average balance	128,645	15,580	89,015	14,024	7,163	2,863
Total
Recorded balance	$161,366	19,576	105,264	25,321	6,901	4,304
Unpaid principal balance	193,515	20,959	128,314	31,578	7,739	4,925
Specific valuation allowance	11,597	853	2,967	6,836	447	494
Average balance	181,984	21,060	113,534	33,898	8,202	5,290

Interest income recognized on impaired loans for the years ended December 31, 2015, 2014, and 2013 was not significant.

Note 3. Loans Receivable, Net (continued)

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,801	4,895	4,393	3,564	1,601	1,348
Accruing loans 60-89 days past due	3,612	961	1,841	286	280	244
Accruing loans 90 days or more past due	2,131	—	231	1,820	15	65
Non-accrual loans	51,133	8,073	28,819	7,691	6,022	528
Total past due and non-accrual loans	72,677	13,929	35,284	13,361	7,918	2,185
Current loans receivable	5,006,004	674,983	2,598,669	1,086,203	412,983	233,166
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

	December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,139	3,506	7,925	5,310	1,374	1,024
Accruing loans 60-89 days past due	6,765	1,686	3,592	609	679	199
Accruing loans 90 days or more past due	214	35	31	74	17	57
Non-accrual loans	61,882	6,798	39,717	8,421	5,969	977
Total past due and non-accrual loans	88,000	12,025	51,265	14,414	8,039	2,257
Current loans receivable	4,400,095	599,438	2,286,283	911,486	386,631	216,257
Total loans receivable	$4,488,095	611,463	2,337,548	925,900	394,670	218,514

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $2,471,000, $3,005,000, and $4,122,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	64	3	25	22	1	13
Pre-modification recorded balance	$22,316	2,259	8,877	10,545	137	498
Post-modification recorded balance	$23,110	2,203	9,927	10,325	157	498
TDRs that subsequently defaulted
Number of loans	7	1	1	4	—	1
Recorded balance	$2,556	1,947	78	529	—	2

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	51	—	18	24	6	3
Pre-modification recorded balance	$37,781	—	21,760	12,522	3,385	114
Post-modification recorded balance	$37,075	—	21,803	11,884	3,274	114
TDRs that subsequently defaulted
Number of loans	5	—	2	1	2	—
Recorded balance	$4,453	—	927	693	2,833	—

	Year ended December 31, 2013
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	63	9	21	23	2	8
Pre-modification recorded balance	$29,046	1,907	20,334	6,087	147	571
Post-modification recorded balance	$29,359	2,293	20,334	6,087	147	498
TDRs that subsequently defaulted
Number of loans	5	1	1	3	—	—
Recorded balance	$849	265	79	505	—	—

The modifications for the TDRs that occurred during the years ended December 31, 2015, 2014 and 2013 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $8,893,000, $12,674,000 and $18,345,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, the Company had $3,253,000 and $698,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2015 and 2014, the Company had $1,496,000 and $2,322,000, respectively, of OREO secured by residential real estate properties.

There were $2,803,000 and $4,263,000 of additional unfunded commitments on TDRs outstanding at December 31, 2015 and 2014, respectively. The amount of charge-offs on TDRs during 2015, 2014 and 2013 was $1,310,000, $1,361,000 and $1,945,000, respectively.

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Land	$30,108	27,605
Office buildings and construction in progress	187,787	172,544
Furniture, fixtures and equipment	78,803	70,622
Leasehold improvements	8,028	7,813
Accumulated depreciation	(110,696)	(99,409)
Net premises and equipment	$194,030	179,175

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $14,365,000, $12,108,000, and $10,485,000, respectively.

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2015, 2014, and 2013 was $3,137,000, $2,786,000, and $2,912,000, respectively. Amortization of building capital lease assets is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2015, 2014, and 2013 was $150,000, $146,000, and $142,000, respectively.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2015 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2016	$92	2,443	2,535
2017	92	2,132	2,224
2018	92	1,877	1,969
2019	92	1,682	1,774
2020	92	1,160	1,252
Thereafter	11	3,202	3,213
Total minimum lease payments	471	12,496	12,967
Less: Amount representing interest	64
Present value of minimum lease payments	407
Less: Current portion of obligations under capital leases	72
Long-term portion of obligations under capital leases	$335

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Gross carrying value	$38,527	32,056	27,857
Accumulated amortization	(23,972)	(21,156)	(18,345)
Net carrying value	$14,555	10,900	9,512
Aggregate amortization expense	$2,964	2,811	2,401
Weighted-average amortization period	9.7 years
Estimated amortization expense for the years ending December 31,
2016	$2,923
2017	2,027
2018	1,598
2019	1,512
2020	1,465

Core deposit intangibles increased $6,619,000, $4,199,000 and $5,739,000 during 2015, 2014 and 2013, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 22.

The following table discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net carrying value at beginning of period	$129,706	129,706	106,100
Acquisitions	10,932	—	23,606
Net carrying value at end of period	$140,638	129,706	129,706

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Gross carrying value	$180,797	169,865
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$140,638	129,706
__________
1 A goodwill impairment charge was recognized in 2011 and was due to high levels of volatility and dislocation in bank stock prices nationwide.

Note 5. Other Intangible Assets and Goodwill (continued)

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2015 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2015 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2015. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

Note 6. Variable Interest Entities

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

Note 6. Variable Interest Entities (continued)

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

	December 31, 2015		December 31, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
Assets
Loans receivable	$57,126	—	36,077	—
Premises and equipment, net	—	13,503	—	13,106
Accrued interest receivable	117	—	116	—
Other assets	887	542	616	258
Total assets	$58,130	14,045	36,809	13,364
Liabilities
Other borrowed funds	$4,555	1,640	4,555	1,690
Accrued interest payable	4	5	4	5
Other liabilities	139	—	185	—
Total liabilities	$4,698	1,645	4,744	1,695

The following table summarizes the net investment loss of the consolidated VIEs and the associated tax credits included in the Company’s statements of operations during the years ended December 31, 2015 and 2014. The net investment loss was included in income before income taxes on the Company’s statements of operations.

	Years ended
	December 31, 2015		December 31, 2014
(Dollars in thousands)	CDE (NMTC)	LIHTC	CDE (NMTC)	LIHTC
VIE loss	$(1,286)	(974)	(879)	(1,082)
Federal income tax credits	2,138	1,175	1,744	1,270

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

Note 7. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250,000 at December 31, 2015 and 2014 were $258,573,000 and $314,752,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2016	$775,227
2017	149,999
2018	56,554
2019	40,696
2020	36,674
Thereafter	1,500
$1,060,650

The Company reclassified $2,966,000 and $4,385,000 of overdraft demand deposits to loans as of December 31, 2015 and 2014, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2015 and 2014 was $15,730,000 and $16,287,000, respectively.

Note 8. Borrowings

The Company’s repurchase agreements totaled $423,414,000 and $397,107,000 at December 31, 2015 and 2014, respectively, and are secured by investment securities with carrying values of $446,838,000 and $479,345,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government sponsored enterprises	$12,507	—	12,507
Residential mortgage-backed securities	408,460	2,447	410,907
Total	$420,967	2,447	423,414

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$391,997	5,110	397,107

Note 8. Borrowings (continued)

The Company’s FHLB advances bear a fixed rate of interest and are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by specifically pledged loans and investment securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$185,091	1.02%	$93,979	2.81%
Maturing one year through two years	179	4.19%	45,042	2.99%
Maturing two years through three years	70,597	1.01%	—	—%
Maturing three years through four years	167	3.79%	20,250	2.83%
Maturing four years through five years	945	4.98%	174	4.74%
Thereafter	137,152	3.12%	137,499	3.12%
Total	$394,131	1.76%	$296,944	2.98%

With respect to $200,000,000 of FHLB advances at December 31, 2015, FHLB holds put options that will be exercised on the quarterly measurement date when 3-month LIBOR is 8 percent or greater. The FHLB put option maturities range from 2016 to 2021 and the interest rates range from 2.73 percent to 3.43 percent.

The Company’s remaining borrowings consisted of capital lease obligations and other debt obligations through consolidation of certain VIEs. At December 31, 2015, the Company had $255,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

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

For regulatory capital purposes, the FRB has allowed bank holding companies to continue to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) require the FRB to exclude trust preferred securities from Tier 1 capital, but a permanent grandfather provision applicable to the Company permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature, even after the Company’s total assets exceed $15 billion. All of the Company’s trust preferred securities qualified as Tier 1 capital instruments at December 31, 2015. For additional information on regulatory capital, see Note 11.

Note 9. Subordinated Debentures (continued)

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2015		Variable Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
First Company Statutory Trust 2001	$3,144	3.629%	3 mo LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,316	3.576%	3 mo LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	3.071%	3 mo LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	3.176%	3 mo LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	1.611%	3 mo LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	2.082%	3 mo LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,829	2.234%	3 mo LIBOR plus 1.82%	03/01/2037
	$125,848

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

The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were over-the-counter contracts. The contracts were entered into by the Company with a single counterparty, and the specific terms and conditions were negotiated, including forecasted notional amounts, interest rates and maturity dates. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the agreements. The Company controls the counterparty credit risk by maintaining bilateral collateral agreements and through monitoring policy and procedures. The Company only conducts business with primary dealers and believes that the credit risk inherent in these contracts was not significant.

The Company’s interest rate swap derivative financial instruments as of December 31, 2015 are as follows:

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

Note 10. Derivatives and Hedging Activities (continued)

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the years ended December 31, 2015 and 2014. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $5,695,000 and $1,066,000 during 2015 and 2014, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $7,903,000 of the unrealized loss reported in other comprehensive income at December 31, 2015 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Interest rate swaps
Amount of (loss) gain recognized in OCI (effective portion)	$(7,857)	(19,557)	18,728
Amount of loss reclassified from OCI to interest expense	(5,025)	(993)	—
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$19,499	—	19,499	16,668	—	16,668

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $25,730,000 at December 31, 2015. There was $0 collateral pledged from the counterparty to the Company as of December 31, 2015. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 11. Regulatory Capital

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Prior to 2015, the regulatory capital requirements effective for the Company followed the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). The federal banking agencies implemented final rules (the “Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amend the regulatory risk-based capital rules applicable to the Company. Basel III redefines the regulatory capital elements and minimum capital ratios, introduces regulatory capital buffers above those minimums, revises rules for calculating risk-weighted assets and adds a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

Note 11. Regulatory Capital (continued)

Prompt corrective action regulations provide the following classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. If undercapitalized, capital distributions (including payment of a dividend) are generally restricted, as is paying management fees to its bank holding company. Failure to meet minimum capital requirements set forth in the table below can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial condition. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2015 and 2014, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2015 that management believes have changed the Company’s or Bank’s risk-based capital category.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2015
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,131,460	17.17%	$527,160	8.00%	N/A	N/A
Glacier Bank	1,093,669	16.66%	525,228	8.00%	656,535	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$1,048,505	15.91%	$395,370	6.00%	N/A	N/A
Glacier Bank	1,010,981	15.40%	393,921	6.00%	525,228	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$926,523	14.06%	$296,528	4.50%	N/A	N/A
Glacier	1,010,981	15.40%	295,441	4.50%	426,748	6.50%
Tier 1 capital (to average assets)
Consolidated	$1,048,505	12.01%	$349,066	4.00%	N/A	N/A
Glacier Bank	1,010,981	11.66%	346,715	4.00%	$433,394	5.00%

	December 31, 2014
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,065,282	18.93%	$450,240	8.00%	$562,800	10.00%
Glacier Bank	1,023,669	18.25%	448,739	8.00%	560,924	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$994,197	17.67%	$225,120	4.00%	$337,680	6.00%
Glacier Bank	952,815	16.99%	224,370	4.00%	336,554	6.00%
Tier 1 capital (to average assets)
Consolidated	$994,197	12.45%	$319,505	4.00%	N/A	N/A
Glacier Bank	952,815	12.03%	316,938	4.00%	$396,173	5.00%
__________
N/A - Not applicable

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state.

Note 12. Stock-based Compensation Plan

The Company has two stock-based compensation plans in effect at December 31, 2015. The 2005 Stock Incentive Plan expired in April 2015, but still has non-vested restricted stock awards at December 31, 2015. The 2015 Stock Incentive Plan provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2015, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 2,485,765.

Stock Options
The Company granted stock options to certain full-time employees and directors of the Company under the 2005 Stock Incentive Plan. There were no stock options granted during 2015, 2014 or 2013.

Compensation expense and the recognized income tax benefit related to stock options for the years ended December 31, 2015, 2014 and 2013 was not significant. There was no unrecognized compensation cost related to stock options as of December 31, 2015.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $13,000, $778,000 and $1,907,000, respectively, and the income tax benefit related to these exercises was $5,000, $302,000 and $742,000. Total cash received from options exercised during the years ended December 31, 2015, 2014 and 2013 was $17,000, $871,000 and $4,327,000.

Changes in shares granted for stock options for the year ended December 31, 2015 are summarized as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2014	1,000	$16.73
Exercised	(1,000)	16.73
Forfeited or expired	—	—
Outstanding at December 31, 2015	—	—
Exercisable at December 31, 2015	—	—

Restricted Stock Awards
The Company has awarded restricted stock to select employees and directors under the 2005 and 2015 Stock Incentive Plans. Common stock is issued as vesting restrictions lapse, which may be immediately or according to the terms of a vesting schedule. Restricted stock awards may not be sold, pledged or otherwise transferred until restrictions have lapsed. Under the 2005 Stock Incentive Plan, the recipient does not have the right to vote until the restricted stock award has vested but does have the right to receive dividends. Under the 2015 Stock Incentive Plan, the recipient does not have the right to vote or to receive dividends until the restricted stock award has vested. The fair value of the restricted stock awarded is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock awards for the years ended December 31, 2015, 2014 and 2013 was $2,470,000, $1,603,000 and $768,000, respectively, and the recognized income tax benefit related to this expense was $957,000, $622,000 and $299,000. As of December 31, 2015, total unrecognized compensation expense of $2,965,000 related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $1,761,000, $953,000 and $197,000, respectively, and the income tax benefit related to these awards was $795,000, $532,000 and $77,000, respectively. Upon vesting of restricted stock awards, the shares are issued from the Company’s authorized stock balance.

Note 12. Stock-based Compensation Plan (continued)

The following table summarizes the restricted stock award activity for the year ended December 31, 2015:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2014	162,053	$22.04
Granted	133,414	25.35
Vested	(81,294)	21.66
Forfeited	(8,184)	24.36
Non-vested at December 31, 2015	205,989	24.24

The average remaining contractual term on non-vested restricted stock awards at December 31, 2015 is eleven months. The aggregate intrinsic value of the non-vested restricted stock awards at December 31, 2015 was $5,465,000.

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

401(k) Plan and Profit Sharing Plan
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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2015, 2014, and 2013 was $8,017,000, $7,107,000 and $5,862,000 respectively.

The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2015, 2014 and 2013 was $2,629,000, $2,246,000, and $1,935,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plans was $720,000, $591,000, and $376,000, for the years ending December 31, 2015, 2014, and 2013, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2015, 2014, and 2013 for the plans was $386,000, $369,000 and $515,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2015 and 2014, the liability related to the obligations was $11,971,000 and $11,165,000, respectively, and was included in other liabilities. The total earnings for the years ended December 31, 2015, 2014, and 2013 for the acquired plans was insignificant.

Note 13. Employee Benefit Plans (continued)

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2015, 2014 and 2013 was $224,000, $151,000, and $76,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2015, 2014, and 2013 for this plan was $69,000, $59,000, and $48,000, respectively.

Note 14. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Debit card expenses	$6,153	5,802	6,131
Consulting and outside services	5,525	4,179	3,243
VIE write-downs, losses and other expenses	4,528	4,231	4,210
Employee expenses	4,034	3,557	2,686
Postage	3,716	3,391	3,302
Checking and operating expenses	3,554	3,517	3,091
Printing and supplies	3,530	3,547	3,112
Telephone	3,353	2,911	2,498
Loan expenses	2,824	2,513	2,444
Accounting and audit fees	1,401	1,393	1,146
ATM expenses	1,082	1,268	1,087
Legal fees	1,082	1,455	1,728
Other	3,983	3,884	4,178
Total other expenses	$44,765	41,648	38,856

Note 15. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Current
Federal	$28,705	21,860	18,377
State	9,374	8,118	7,007
Total current income tax expense	38,079	29,978	25,384
Deferred [1]
Federal	(3,451)	5,016	3,918
State	(629)	915	715
Total deferred income tax (benefit) expense	(4,080)	5,931	4,633
Total income tax expense	$33,999	35,909	30,017
__________

[1]	Includes tax benefit of operating loss carryforwards of $391,000, $0 and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 15. Federal and State Income Taxes (continued)

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.7%	4.0%	4.0%
Tax-exempt interest income	(12.6)%	(11.5)%	(12.2)%
Tax credits	(3.0)%	(2.8)%	(3.2)%
Other, net	(0.5)%	(0.5)%	0.3%
Effective tax rate	22.6%	24.2%	23.9%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets
Allowance for loan and lease losses	$50,123	50,013
Other real estate owned	8,380	8,200
Deferred compensation	8,166	5,024
Interest rate swap agreements	7,554	6,467
Acquisition fair market value adjustments	5,842	5,302
Income tax credits and net operating loss carryforwards	3,590	4,652
Employee benefits	3,165	2,839
Other	5,433	4,290
Total gross deferred tax assets	92,253	86,787
Deferred tax liabilities
Available-for-sale securities	(8,812)	(17,716)
Deferred loan costs	(7,427)	(6,419)
Intangibles	(6,272)	(4,290)
FHLB stock dividends	(4,601)	(10,342)
Depreciation of premises and equipment	(2,376)	(2,358)
Other	(4,290)	(3,925)
Total gross deferred tax liabilities	(33,778)	(45,050)
Net deferred tax asset	$58,475	41,737

The Company has federal net operating loss carryforwards of $8,882,000 expiring between 2029 and 2031. The Company has Colorado net operating loss carryforwards of $15,985,000 expiring between 2029 and 2031. The net operating loss carryforwards originated from bank acquisitions.

Note 15. Federal and State Income Taxes (continued)

The Company and the Bank file consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2015:

Years ended December 31,
Federal	2008, 2009, 2010, 2012, 2013 and 2014
Montana	2012, 2013 and 2014
Idaho	2009, 2010, 2011, 2012, 2013 and 2014
Colorado	2008, 2009, 2010, 2011, 2012, 2013 and 2014
Utah	2012, 2013 and 2014

The Company had no unrecognized income tax benefits as of December 31, 2015 and 2014. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2015, 2014, and 2013 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2015 and 2014.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2015 and 2014. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Retained earnings at December 31, 2015 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal income tax purposes.

Note 16. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2012	$58,245	(10,283)	47,962
Other comprehensive (loss) income before reclassification	(49,943)	11,443	(38,500)
Amounts reclassified from accumulated other comprehensive income	183	—	183
Net current period other comprehensive (loss) income	(49,760)	11,443	(38,317)
Balance at December 31, 2013	8,485	1,160	9,645
Other comprehensive income (loss) before reclassification	19,335	(11,969)	7,366
Amounts reclassified from accumulated other comprehensive income	125	608	733
Net current period other comprehensive income (loss)	19,460	(11,361)	8,099
Balance at December 31, 2014	27,945	(10,201)	17,744
Other comprehensive loss before reclassification	(13,968)	(4,823)	(18,791)
Amounts reclassified from accumulated other comprehensive income	(42)	3,078	3,036
Net current period other comprehensive loss	(14,010)	(1,745)	(15,755)
Balance at December 31, 2015	$13,935	(11,946)	1,989

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014	December 31, 2013
Net income available to common stockholders, basic and diluted	$116,127	112,755	95,644
Average outstanding shares - basic	75,542,455	74,641,957	73,191,713
Add: dilutive stock options and awards	53,126	45,358	68,565
Average outstanding shares - diluted	75,595,581	74,687,315	73,260,278
Basic earnings per share	$1.54	1.51	1.31
Diluted earnings per share	$1.54	1.51	1.31

There were 0, 0 and 38,915 stock options or restricted stock awards excluded from the diluted average outstanding share calculation for the years ended December 31, 2015, 2014, and 2013, respectively, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash on hand and in banks	$1,854	4,019
Interest bearing cash deposits	46,808	51,127
Cash and cash equivalents	48,662	55,146
Investment securities, available-for-sale	65	91
Other assets	11,553	8,511
Investment in subsidiaries	1,175,844	1,121,937
Total assets	$1,236,124	1,185,685
Liabilities and Stockholders’ Equity
Dividends payable	$22,893	22,557
Subordinated debentures	125,848	125,705
Other liabilities	10,733	9,376
Total liabilities	159,474	157,638
Common stock	761	750
Paid-in capital	736,368	708,356
Retained earnings	337,532	301,197
Accumulated other comprehensive income	1,989	17,744
Total stockholders’ equity	1,076,650	1,028,047
Total liabilities and stockholders’ equity	$1,236,124	1,185,685

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Income
Dividends from subsidiaries	$109,000	78,500	65,445
Loss on sale of investments	—	—	(3,248)
Other income	196	199	966
Intercompany charges for services	10,562	9,283	7,387
Total income	119,758	87,982	70,550
Expenses
Compensation and employee benefits	13,205	10,773	9,175
Other operating expenses	7,313	6,824	6,536
Total expenses	20,518	17,597	15,711
Income before income tax benefit and equity in undistributed net income of subsidiaries	99,240	70,385	54,839
Income tax benefit	3,105	2,919	3,676
Income before equity in undistributed net income of subsidiaries	102,345	73,304	58,515
Equity in undistributed net income of subsidiaries	13,782	39,451	37,129
Net Income	$116,127	112,755	95,644
Comprehensive Income	$100,372	120,854	57,327

Note 18. Parent Holding Company Information (Condensed) (continued)

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Operating Activities
Net income	$116,127	112,755	95,644
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(13,782)	(39,451)	(37,129)
Loss on sale of investments	—	—	3,248
Excess tax (benefits) deficiencies from stock-based compensation	(102)	(138)	223
Net change in other assets and other liabilities	307	140	2,575
Net cash provided by operating activities	102,550	73,306	64,561
Investing Activities
Sales of available-for-sale securities	—	—	23,990
Maturities, prepayments and calls of available-for-sale securities	—	—	2,571
Changes in investment securities and other stock - intercompany	—	—	(946)
Net addition of premises and equipment	(1,405)	(179)	(603)
Net sale (purchase) of non-marketable equity securities	22	(667)	—
Equity contributions to subsidiaries	(28,457)	(18,115)	(11,336)
Net cash (used in) provided by investing activities	(29,840)	(18,961)	13,676
Financing Activities
Net increase in other borrowed funds	143	143	144
Cash dividends paid	(79,456)	(50,944)	(44,232)
Excess tax benefits (deficiencies) from stock-based compensation	102	138	(223)
Stock-based compensation activity	17	785	4,326
Net cash used in financing activities	(79,194)	(49,878)	(39,985)
Net (decrease) increase in cash and cash equivalents	(6,484)	4,467	38,252
Cash and cash equivalents at beginning of year	55,146	50,679	12,427
Cash and cash equivalents at end of year	$48,662	55,146	50,679

Note 19. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2015
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$77,486	78,617	80,367	83,211
Interest expense	7,382	7,369	7,309	7,215
Net interest income	70,104	71,248	73,058	75,996
Provision for loan losses	765	282	826	411
Net interest income after provision for loan losses	69,339	70,966	72,232	75,585
Non-interest income	22,693	25,802	25,799	24,467
Non-interest expense	55,497	59,945	59,112	62,203
Income before income taxes	36,535	36,823	38,919	37,849
Federal and state income tax expense	8,865	7,488	9,305	8,341
Net income	$27,670	29,335	29,614	29,508
Basic earnings per share	$0.37	0.39	0.39	0.39
Diluted earnings per share	$0.37	0.39	0.39	0.39

	Quarters ended 2014
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$74,087	73,963	75,690	76,179
Interest expense	6,640	6,528	6,430	7,368
Net interest income	67,447	67,435	69,260	68,811
Provision for loan losses	1,122	239	360	191
Net interest income after provision for loan losses	66,325	67,196	68,900	68,620
Non-interest income	19,388	22,504	24,432	23,978
Non-interest expense	50,070	52,673	54,238	55,698
Income before income taxes	35,643	37,027	39,094	36,900
Federal and state income tax expense	8,913	8,350	9,800	8,846
Net income	$26,730	28,677	29,294	28,054
Basic earnings per share	$0.36	0.38	0.40	0.37
Diluted earnings per share	$0.36	0.38	0.40	0.37

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2015 and 2014.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2015.

Investment securities, available-for-sale: fair value for available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, market spreads, prepayments, defaults, recoveries, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 inputs are not available, such securities are classified as Level 3 within the hierarchy.

Fair value determinations of available-for-sale securities are the responsibility of the Company’s corporate accounting and treasury departments. The Company obtains fair value estimates from independent third party vendors on a monthly basis. The vendors’ pricing system methodologies, procedures and system controls are reviewed to ensure they are appropriately designed and operating effectively. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for investment securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. In assessing credit risk, the Company reviews payment performance, collateral adequacy, third party research and analyses, credit rating histories and issuers’ financial statements. For those markets determined to be inactive or limited, the valuation techniques used are models for which management has verified that discount rates are appropriately adjusted to reflect illiquidity and credit risk.

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

Note 20. Fair Value of Assets and Liabilities (continued)

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$47,451	—	47,451	—
U.S. government sponsored enterprises	93,167	—	93,167	—
State and local governments	885,019	—	885,019	—
Corporate bonds	384,163	—	384,163	—
Residential mortgage-backed securities	1,200,960	—	1,200,960	—
Total assets measured at fair value on a recurring basis	$2,610,760	—	2,610,760	—
Interest rate swaps	$19,499	—	19,499	—
Total liabilities measured at fair value on a recurring basis	$19,499	—	19,499	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$44	—	44	—
U.S. government sponsored enterprises	21,945	—	21,945	—
State and local governments	997,969	—	997,969	—
Corporate bonds	314,854	—	314,854	—
Residential mortgage-backed securities	1,052,616	—	1,052,616	—
Total assets measured at fair value on a recurring basis	$2,387,428	—	2,387,428	—
Interest rate swaps	$16,668	—	16,668	—
Total liabilities measured at fair value on a recurring basis	$16,668	—	16,668	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2015.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,609	—	—	7,609
Collateral-dependent impaired loans, net of ALLL	12,938	—	—	12,938
Total assets measured at fair value on a non-recurring basis	$20,547	—	—	20,547

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$3,000	—	—	3,000
Collateral-dependent impaired loans, net of ALLL	15,480	—	—	15,480
Total assets measured at fair value on a non-recurring basis	$18,480	—	—	18,480

Note 20. Fair Value of Assets and Liabilities (continued)

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$4,067	Sales comparison approach	Selling costs	7.0% - 10.0% (7.9%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$7,609
Collateral-dependent impaired loans, net of ALLL	$162	Cost approach	Selling costs	0.0% - 20.0% (6.1%)
	9,465	Sales comparison approach	Selling costs	8.0% - 20.0% (8.9%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	3,311	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$12,938

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$2,393	Sales comparison approach	Selling costs	0.0% - 10.0% (5.8%)
			Adjustment to comparables	0.0% - 7.0% (0.5%)
	607	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	10.0% - 10.0% (10.0%)
$3,000
Collateral-dependent impaired loans, net of ALLL	$6	Cost approach	Selling costs	7.0% - 7.0% (7.0%)
	5,335	Income approach	Selling costs	8.0% - 10.0% (8.5%)
			Discount rate	8.3% - 12.0% (9.1%)
	6,330	Sales comparison approach	Selling costs	0.0% - 10.0% (8.3%)
			Adjustment to comparables	0.0% - 30.0% (3.5%)
	3,809	Combined approach	Selling costs	8.0% - 10.0% (9.2%)
			Adjustment to comparables	10.0% - 20.0% (16.2%)
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

Note 20. Fair Value of Assets and Liabilities (continued)

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$193,253	193,253	—	—
Investment securities, available-for-sale	2,610,760	—	2,610,760	—
Investment securities, held-to-maturity	702,072	—	729,513	—
Loans held for sale	56,514	56,514	—	—
Loans receivable, net of ALLL	4,948,984	—	4,851,934	132,649
Accrued interest receivable	44,524	44,524	—	—
Non-marketable equity securities	27,495	—	27,495	—
Total financial assets	$8,583,602	294,291	8,219,702	132,649
Financial liabilities
Deposits	$6,945,008	5,654,638	1,293,506	—
FHLB advances	394,131	—	401,530	—
Repurchase agreements and other borrowed funds	430,016	—	430,016	—
Subordinated debentures	125,848	—	81,840	—
Accrued interest payable	3,517	3,517	—	—
Interest rate swaps	19,499	—	19,499	—
Total financial liabilities	$7,918,019	5,658,155	2,226,391	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$442,409	442,409	—	—
Investment securities, available-for-sale	2,387,428	—	2,387,428	—
Investment securities, held-to-maturity	520,997	—	550,946	—
Loans held for sale	46,726	46,726	—	—
Loans receivable, net of ALLL	4,358,342	—	4,288,417	149,769
Accrued interest receivable	40,587	40,587	—	—
Non-marketable equity securities	52,868	—	52,868	—
Total financial assets	$7,849,357	529,722	7,279,659	149,769
Financial liabilities
Deposits	$6,345,212	4,928,771	1,421,234	—
FHLB advances	296,944	—	312,363	—
Repurchase agreements and other borrowed funds	404,418	—	404,418	—
Subordinated debentures	125,705	—	76,711	—
Accrued interest payable	4,155	4,155	—	—
Interest rate swaps	16,668	—	16,668	—
Total financial liabilities	$7,193,102	4,932,926	2,231,394	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Commitments to extend credit	$1,240,923	960,180
Letters of credit	22,415	16,531
Total outstanding commitments	$1,263,338	976,711

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Mergers and Acquisitions

On October 31, 2015, the Company acquired 100 percent of the outstanding common stock of Cañon Bank Corporation and its wholly-owned subsidiary, Cañon National Bank, a community bank based in Cañon City, Colorado. Cañon provides banking services to individuals and businesses in south central Colorado, with banking offices located in Colorado Springs, Pueblo, Pueblo West, Cañon City, Colorado City, and Florence, Colorado. The acquisition expands the Company’s market into south central Colorado and further diversifies the Company’s loan, customer and deposit base. The branches of Cañon have become a part of the Bank of the San Juans bank division. The Cañon acquisition was valued at $31,308,000 and resulted in the Company issuing 554,206 shares of its common stock and $16,145,000 in cash in exchange for all of Cañon’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the October 31, 2015 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Cañon. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

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

Note 22. Mergers and Acquisitions (continued)

On August 31, 2014, the Company acquired 100 percent of the outstanding common stock of FNBR, a privately-owned company, and its wholly-owned subsidiary, First National Bank of the Rockies, a community bank based in Grand Junction, Colorado. First National Bank of the Rockies provides community banking services to individuals and businesses in northwestern Colorado, with banking offices located in Grand Junction, Steamboat Springs, Meeker, Rangely, Craig, Hayden and Oak Creek. As a result of the acquisition, the Company further diversified its loan and deposit customer base with its increased presence in the state of Colorado. The branches of FNBR were merged into Glacier Bank and became a part of the Bank of the San Juans division. The consideration paid by the Company to acquire FNBR was $31,817,000, which resulted in the Company issuing 555,732 shares of its common stock and $16,690,000 in cash in exchange for all of FNBR’s outstanding common stock. The fair value of the Company’s common stock shares issued was determined on the basis of the closing market price of the Company’s common stock shares on the August 31, 2014 acquisition date. The Company recorded a $680,000 bargain purchase gain due to the fair value of FNBR’s identifiable net assets exceeding the consideration transferred. The bargain purchase gain is included in other income in the Company’s consolidated statements of operations. Before recognizing the bargain purchase gain, the Company reassessed whether it correctly identified and valued each of the assets acquired and liabilities assumed. The objective of the reassessment process was to ensure that the measurements reflected consideration of all available information as of the acquisition date. The reassessment process included reviewing FNBR’s statement of financial condition to verify that all assets and liabilities had been identified and then re-evaluating and challenging again the procedures and the reasonableness of the significant assumptions utilized in determining the fair value of the identifiable assets and liabilities with respect to the acquisition date. The Company obtained fair value estimates from independent third party specialists for the significant identifiable assets and liabilities, including loans, investment securities and deposits. Following the reassessment process, the Company concluded that the consideration transferred and all of the assets acquired and liabilities assumed had been properly identified and valued.

The assets and liabilities of Cañon, CB and FNBR were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the October 31, 2015, February 28, 2015 and August 31, 2014 acquisition dates, respectively, and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill or bargain purchase gain arising from the Cañon, CB and FNBR acquisitions:

	Cañon	CB	FNBR
(Dollars in thousands)	October 31, 2015	February 28, 2015	August 31, 2014
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$15,163	10,776	15,127
Cash consideration for outstanding shares	16,145	12,219	16,690
Contingent consideration	—	—	—
Total fair value of consideration transferred	31,308	22,995	31,817
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	17,860	31,931	14,578
Investment securities	68,486	42,350	157,018
Loans receivable	159,759	84,689	137,488
Core deposit intangible	4,532	2,087	4,199
Accrued income and other assets	9,689	13,580	35,884
Total identifiable assets acquired	260,326	174,637	349,167
Liabilities assumed
Deposits	237,326	146,820	309,641
FHLB advances and repurchase agreements	—	3,292	—
Accrued expenses and other liabilities	1,487	2,667	7,029
Total liabilities assumed	238,813	152,779	316,670
Total identifiable net assets	21,513	21,858	32,497
Goodwill (bargain purchase gain) recognized	$9,795	1,137	(680)

Note 22. Mergers and Acquisitions (continued)

The fair value of the Cañon, CB and FNBR assets acquired includes loans with fair values of $159,759,000 and $84,689,000 and $137,488,000, respectively. The gross principal and contractual interest due under the Cañon, CB and FNBR contracts is $164,568,000, $88,817,000 and $146,019,000, respectively, all of which is expected to be collectible.

Core deposit intangible assets related to the Cañon, CB and FNBR acquisitions totaled $4,532,000, $2,087,000 and $4,199,000, respectively, all with estimated lives of 10 years.

The Company incurred $707,000 and $1,605,000, respectively, of Cañon and CB third-party acquisition-related costs during the year ended December 31, 2015. The Company incurred $552,000 of FNBR third-party acquisition-related costs during the year ended December 31, 2014. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of Cañon was approximately $2,606,000 and net income was approximately $563,000 from October 31, 2015 to December 31, 2015. Total income consisting of net interest income and non-interest income of the acquired operations of CB was approximately $7,492,000 and net income was approximately $1,808,000 from February 28, 2015 to December 31, 2015. Total income consisting of net interest income and non-interest income of the acquired operations of FNBR was approximately $6,672,000 and net income was approximately $1,675,000 from August 31, 2014 to December 31, 2014.

The following unaudited pro forma summary presents consolidated information of the Company as if the Cañon and CB acquisitions had occurred on January 1, 2014:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
Net interest income and non-interest income	$401,140	383,387
Net income	115,613	115,899

The following unaudited pro forma summary presents consolidated information of the Company as if the FNBR acquisition had occurred on January 1, 2013:

	Years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013
Net interest income and non-interest income	$371,772	340,393
Net income	113,364	99,275

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes self monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2015, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2016 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s audit committee is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has adopted a code of ethics applicable to its senior financial officers. The code of ethics can be accessed electronically by visiting the Company’s website at www.glacierbancorp.com and is attached to this annual report on Form 10-K as Exhibit 14.

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Compensation Committee Interlocks and Insider Participation” is set forth under the heading “Compensation of Directors - Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of Compensation Committee” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the headings “Voting Securities and Principal Holders Thereof,” “Compensation Discussion and Analysis” and “Compensation of Directors” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the headings “Transactions with Management” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(i)	Amended and Restated Articles of Incorporation [1]
3(ii)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [2]
10(b) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [2]
10(c) *	2005 Stock Incentive Plan and related agreements [3]
10(d) *	2015 Stock Incentive Plan and related agreements [4]
10(e) *	Employment Agreement dated January 1, 2016 between the Company and Michael J. Blodnick [5]
10(f) *	Employment Agreement dated January 1, 2016 between the Company and Ron J. Copher [5]
10(g) *	Employment Agreement dated January 1, 2016 between the Company and Don Chery [5]
10(h) *	Employment Agreement dated June 18, 2015 between the Company and Randall Chesler [6]
10(i) *	Nonemployee Service Provider Deferred Compensation Plan [7]
14	Code of Ethics
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2015 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition; 2) the Consolidated Statements of Operations; 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income; 4) the Consolidated Statements of Cash Flows; and 5) the Notes to Consolidated Financial Statements.

__________

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 10(c) and 10(d) included in the Company’s Form 10-K for the year ended December 31, 2008.

[3]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).

[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-204023).

[5]	Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 8-K filed by the Company on January 6, 2016.

[6]	Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on June 22, 2015.
7    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on October 31, 2012.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

GLACIER BANCORP, INC.

By: /s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael J. Blodnick	President, CEO, and Director
Michael J. Blodnick	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Dallas I. Herron	Chairman
Dallas I. Herron

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ Mark J. Semmens	Director
Mark J. Semmens