Form 10-Q
period 2016-03-31
GLACIER BANCORP INC
filed 2016-05-06
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 18, 2016 was 76,168,388. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee
ALLL or allowance – allowance for loan and lease losses
ASC – Accounting Standards CodificationTM
Bank – Glacier Bank
Basel III – third installment of the Basel Accords
Board – Glacier Bancorp, Inc.’s Board of Directors
Cañon – Cañon Bank Corporation and its subsidiary, Cañon National Bank
CB – Montana Community Banks, Inc. and its subsidiary, Community Bank, Inc.
CCP – Core Consolidation Project
CDE – Certified Development Entity
CDFI Fund – Community Development Financial Institutions Fund
CEO – Chief Executive Officer
CFO – Chief Financial Officer
Company – Glacier Bancorp, Inc.
DDA – demand deposit account
Dodd-Frank Act – Dodd-Frank Wall Street Reform and Consumer Protection Act
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
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
NMTC – New Markets Tax Credit
NOW – negotiable order of withdrawal
NRSRO – Nationally Recognized Statistical Rating Organizations
OCI – other comprehensive income
OREO – other real estate owned
Repurchase agreements – securities sold under agreements to repurchase
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Cash on hand and in banks	$104,222	117,137
Federal funds sold	1,400	6,080
Interest bearing cash deposits	45,239	70,036
Cash and cash equivalents	150,861	193,253
Investment securities, available-for-sale	2,604,625	2,610,760
Investment securities, held-to-maturity	691,663	702,072
Total investment securities	3,296,288	3,312,832
Loans held for sale	40,484	56,514
Loans receivable	5,197,193	5,078,681
Allowance for loan and lease losses	(130,071)	(129,697)
Loans receivable, net	5,067,122	4,948,984
Premises and equipment, net	192,951	194,030
Other real estate owned	22,085	26,815
Accrued interest receivable	47,363	44,524
Deferred tax asset	55,773	58,475
Core deposit intangible, net	13,758	14,555
Goodwill	140,638	140,638
Non-marketable equity securities	24,199	27,495
Other assets	69,220	71,117
Total assets	$9,120,742	9,089,232
Liabilities
Non-interest bearing deposits	$1,887,004	1,918,310
Interest bearing deposits	5,129,190	5,026,698
Securities sold under agreements to repurchase	445,960	423,414
Federal Home Loan Bank advances	313,969	394,131
Other borrowed funds	6,633	6,602
Subordinated debentures	125,884	125,848
Accrued interest payable	3,608	3,517
Other liabilities	114,814	114,062
Total liabilities	8,027,062	8,012,582
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	762	761
Paid-in capital	736,664	736,368
Retained earnings - substantially restricted	350,933	337,532
Accumulated other comprehensive income	5,321	1,989
Total stockholders’ equity	1,093,680	1,076,650
Total liabilities and stockholders’ equity	$9,120,742	9,089,232
Number of common stock shares issued and outstanding	76,168,388	76,086,288

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2016	March 31, 2015
Interest Income
Investment securities	$23,883	22,959
Residential real estate loans	8,285	7,761
Commercial loans	44,503	39,022
Consumer and other loans	7,710	7,744
Total interest income	84,381	77,486
Interest Expense
Deposits	4,795	4,147
Securities sold under agreements to repurchase	318	241
Federal Home Loan Bank advances	1,652	2,195
Other borrowed funds	18	27
Subordinated debentures	892	772
Total interest expense	7,675	7,382
Net Interest Income	76,706	70,104
Provision for loan losses	568	765
Net interest income after provision for loan losses	76,138	69,339
Non-Interest Income
Service charges and other fees	14,331	12,999
Miscellaneous loan fees and charges	1,021	1,157
Gain on sale of loans	5,992	5,430
Gain on sale of investments	108	5
Other income	2,800	3,102
Total non-interest income	24,252	22,693
Non-Interest Expense
Compensation and employee benefits	36,941	32,244
Occupancy and equipment	6,676	6,060
Advertising and promotions	2,125	1,927
Data processing	3,373	2,551
Other real estate owned	390	758
Regulatory assessments and insurance	1,508	1,305
Core deposit intangibles amortization	797	731
Other expenses	10,546	9,921
Total non-interest expense	62,356	55,497
Income Before Income Taxes	38,034	36,535
Federal and state income tax expense	9,352	8,865
Net Income	$28,682	27,670
Basic earnings per share	$0.38	0.37
Diluted earnings per share	$0.38	0.37
Dividends declared per share	$0.20	0.18
Average outstanding shares - basic	76,126,251	75,206,348
Average outstanding shares - diluted	76,173,417	75,244,959

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net Income	$28,682	27,670
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	13,598	5,181
Reclassification adjustment for gains included in net income	(61)	(4)
Net unrealized gains on available-for-sale securities	13,537	5,177
Tax effect	(5,244)	(1,979)
Net of tax amount	8,293	3,198
Unrealized losses on derivatives used for cash flow hedges	(9,928)	(5,993)
Reclassification adjustment for losses included in net income	1,829	1,251
Net unrealized losses on derivatives used for cash flow hedges	(8,099)	(4,742)
Tax effect	3,138	1,827
Net of tax amount	(4,961)	(2,915)
Total other comprehensive income, net of tax	3,332	283
Total Comprehensive Income	$32,014	27,953

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2016 and 2015

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income	—	—	—	27,670	283	27,953
Cash dividends declared ($0.18 per share)	—	—	—	(13,631)	—	(13,631)
Stock issuances under stock incentive plans	60,294	1	(290)	—	—	(289)
Stock issued in connection with acquisitions	443,644	4	10,772	—	—	10,776
Stock-based compensation and related taxes	—	—	668	—	—	668
Balance at March 31, 2015	75,530,030	$755	719,506	315,236	18,027	1,053,524
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income	—	—	—	28,682	3,332	32,014
Cash dividends declared ($0.20 per share)	—	—	—	(15,281)	—	(15,281)
Stock issuances under stock incentive plans	82,100	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	297	—	—	297
Balance at March 31, 2016	76,168,388	$762	736,664	350,933	5,321	1,093,680

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Operating Activities
Net income	$28,682	27,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	568	765
Net amortization of investment securities premiums and discounts	6,594	6,282
Loans held for sale originated or acquired	(179,471)	(192,332)
Proceeds from sales of loans held for sale	202,605	193,667
Gain on sale of loans	(5,992)	(5,430)
Gain on sale of investments	(108)	(5)
Stock-based compensation expense, net of tax benefits	43	347
Excess tax benefits from stock-based compensation	(20)	(102)
Depreciation of premises and equipment	3,730	3,206
Loss (gain) on sale of other real estate owned and write-downs, net	52	(2)
Amortization of core deposit intangibles	797	731
Net increase in accrued interest receivable	(2,839)	(1,871)
Net decrease in other assets	195	2,619
Net increase (decrease) in accrued interest payable	91	(393)
Net increase in other liabilities	2,803	2,944
Net cash provided by operating activities	57,730	38,096
Investing Activities
Sales of available-for-sale securities	20,539	35,558
Maturities, prepayments and calls of available-for-sale securities	156,779	161,179
Purchases of available-for-sale securities	(163,654)	(311,895)
Maturities, prepayments and calls of held-to-maturity securities	11,155	460
Purchases of held-to-maturity securities	(1,223)	(50,005)
Principal collected on loans	346,124	332,693
Loans originated or acquired	(465,644)	(454,511)
Net addition of premises and equipment and other real estate owned	(2,726)	(3,889)
Proceeds from sale of other real estate owned	4,457	3,245
Net proceeds from sale of non-marketable equity securities	3,297	514
Net cash received in acquisitions	—	19,712
Net cash used in investing activities	(90,896)	(266,939)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Financing Activities
Net increase (decrease) in deposits	$71,186	(33,240)
Net increase in securities sold under agreements to repurchase	22,546	27,188
Net decrease in short-term Federal Home Loan Bank advances	(80,000)	—
Repayments of long-term Federal Home Loan Bank advances	(162)	(731)
Net increase (decrease) in other borrowed funds	67	(572)
Cash dividends paid	(22,883)	(22,557)
Excess tax benefits from stock-based compensation	20	102
Stock-based compensation activity	—	(290)
Net cash used in financing activities	(9,226)	(30,100)
Net decrease in cash and cash equivalents	(42,392)	(258,943)
Cash and cash equivalents at beginning of period	193,253	442,409
Cash and cash equivalents at end of period	$150,861	183,466
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,584	7,775
Cash paid during the period for income taxes	—	—
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$474	256
Transfer of loans to other real estate owned	178	3,217
Dividend declared but not paid	15,281	13,631
Acquisitions
Fair value of common stock shares issued	—	10,776
Cash consideration for outstanding shares	—	12,219
Fair value of assets acquired	—	174,637
Liabilities assumed	—	152,779

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2016, the results of operations and comprehensive income for the three month periods ended March 31, 2016 and 2015, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2016 and 2015. The condensed consolidated statement of financial condition of the Company as of December 31, 2015 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results anticipated for the year ending December 31, 2016.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company, the Bank and all variable interest entities (“VIE”) for which the Company has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. The Bank divisions operate under separate names, management teams and directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

In February 2015, the Financial Accounting Standards Board’s (“FASB”) amended consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and by changing how entities analyze related-party relationships and fee arrangements. As a result of this amendment, the Company determined it was no longer the primary beneficiary of its Low-Income Housing Tax Credit (“LIHTC”) partnerships and deconsolidated its LIHTC investments effective January 1, 2016. There was no material effect on the Company’s financial condition or results of operations upon adoption of this accounting guidance.

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

Reclassifications
Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation.

Impact of Recent Authoritative Accounting Guidance
The Accounting Standards Codification™ (“ASC”) is FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of recently adopted or newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In March 2016, FASB amended FASB ASC Topic 718, Compensation - Stock Compensation. The amendments in this Update address certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In February 2016, FASB amended FASB ASC Topic 842, Leases. The amendments in this Update address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

In September 2015, FASB amended FASB ASC Topic 805, Business Combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are necessary. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively to all periods presented and are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company has evaluated the impact of these amendments and determined there was not a material effect on the Company’s financial position or results of operations.

In February 2015, FASB amended FASB ASC Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and end a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period with any adjustments reflected as of the beginning of the reporting year that includes the interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the reporting year of adoption or may apply the amendments retrospectively. The Company has evaluated the impact of these amendments and determined there was not a material effect on the Company’s financial position or results of operations.

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

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$45,957	18	(288)	45,687
U.S. government sponsored enterprises	68,100	673	—	68,773
State and local governments	870,239	36,720	(5,826)	901,133
Corporate bonds	443,632	738	(1,495)	442,875
Residential mortgage-backed securities	1,140,413	8,434	(2,690)	1,146,157
Total available-for-sale	2,568,341	46,583	(10,299)	2,604,625
Held-to-maturity
State and local governments	691,663	33,081	(4,554)	720,190
Total held-to-maturity	691,663	33,081	(4,554)	720,190
Total investment securities	$3,260,004	79,664	(14,853)	3,324,815

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$47,868	15	(432)	47,451
U.S. government sponsored enterprises	93,230	100	(163)	93,167
State and local governments	856,738	34,159	(5,878)	885,019
Corporate bonds	386,629	611	(3,077)	384,163
Residential mortgage-backed securities	1,203,548	6,180	(8,768)	1,200,960
Total available-for-sale	2,588,013	41,065	(18,318)	2,610,760
Held-to-maturity
State and local governments	702,072	31,863	(4,422)	729,513
Total held-to-maturity	702,072	31,863	(4,422)	729,513
Total investment securities	$3,290,085	72,928	(22,740)	3,340,273

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2016. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$150,150	150,764	—	—
Due after one year through five years	503,233	503,879	—	—
Due after five years through ten years	144,750	149,613	28,545	29,370
Due after ten years	629,795	654,212	663,118	690,820
	1,427,928	1,458,468	691,663	720,190
Residential mortgage-backed securities [1]	1,140,413	1,146,157	—	—
Total	$2,568,341	2,604,625	691,663	720,190
__________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Available-for-sale
Proceeds from sales and calls of investment securities	$58,623	62,703
Gross realized gains [1]	800	39
Gross realized losses [1]	(739)	(35)
Held-to-maturity
Proceeds from calls of investment securities	11,155	460
Gross realized gains [1]	47	1
Gross realized losses [1]	—	—
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$2,291	(5)	39,478	(283)	41,769	(288)
State and local governments	50,820	(444)	145,853	(5,382)	196,673	(5,826)
Corporate bonds	208,048	(1,227)	33,786	(268)	241,834	(1,495)
Residential mortgage-backed securities	259,495	(1,655)	65,081	(1,035)	324,576	(2,690)
Total available-for-sale	$520,654	(3,331)	284,198	(6,968)	804,852	(10,299)
Held-to-maturity
State and local governments	$16,230	(209)	108,674	(4,345)	124,904	(4,554)
Total held-to-maturity	$16,230	(209)	108,674	(4,345)	124,904	(4,554)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$42,493	(432)	2	—	42,495	(432)
U.S. government sponsored enterprises	60,010	(163)	—	—	60,010	(163)
State and local governments	102,422	(1,629)	115,943	(4,249)	218,365	(5,878)
Corporate bonds	228,258	(1,812)	13,962	(1,265)	242,220	(3,077)
Residential mortgage-backed securities	730,412	(7,226)	53,021	(1,542)	783,433	(8,768)
Total available-for-sale	$1,163,595	(11,262)	182,928	(7,056)	1,346,523	(18,318)
Held-to-maturity
State and local governments	$42,322	(594)	81,709	(3,828)	124,031	(4,422)
Total held-to-maturity	$42,322	(594)	81,709	(3,828)	124,031	(4,422)

Based on an analysis of its investment securities with unrealized losses as of March 31, 2016 and December 31, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At March 31, 2016, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Residential real estate loans	$685,026	688,912
Commercial loans
Real estate	2,680,691	2,633,953
Other commercial	1,172,956	1,099,564
Total	3,853,647	3,733,517
Consumer and other loans
Home equity	423,895	420,901
Other consumer	234,625	235,351
Total	658,520	656,252
Loans receivable [1]	5,197,193	5,078,681
Allowance for loan and lease losses	(130,071)	(129,697)
Loans receivable, net	$5,067,122	4,948,984
Weighted-average interest rate on loans (tax-equivalent)	4.81%	4.84%
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $14,010,000 and $15,529,000 at March 31, 2016 and December 31, 2015, respectively.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	568	(1,149)	(873)	3,720	(793)	(337)
Charge-offs	(1,163)	(100)	(253)	(324)	(229)	(257)
Recoveries	969	18	295	133	173	350
Balance at end of period	$130,071	13,196	67,046	36,054	8,149	5,626

	Three Months ended March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	765	440	(286)	1,112	(459)	(42)
Charge-offs	(1,297)	(14)	(445)	(694)	(31)	(113)
Recoveries	635	25	259	206	46	99
Balance at end of period	$129,856	15,131	67,327	31,515	9,519	6,364

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$8,440	597	914	6,442	190	297
Collectively evaluated for impairment	121,631	12,599	66,132	29,612	7,959	5,329
Total allowance for loan and lease losses	$130,071	13,196	67,046	36,054	8,149	5,626
Loans receivable
Individually evaluated for impairment	$140,866	21,041	81,840	27,889	6,557	3,539
Collectively evaluated for impairment	5,056,327	663,985	2,598,851	1,145,067	417,338	231,086
Total loans receivable	$5,197,193	685,026	2,680,691	1,172,956	423,895	234,625

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$8,124	782	1,629	5,277	64	372
Collectively evaluated for impairment	121,573	13,645	66,248	27,248	8,934	5,498
Total allowance for loan and lease losses	$129,697	14,427	67,877	32,525	8,998	5,870
Loans receivable
Individually evaluated for impairment	$140,773	20,767	85,845	23,874	6,493	3,794
Collectively evaluated for impairment	4,937,908	668,145	2,548,108	1,075,690	414,408	231,557
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three Months ended March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$31,631	7,501	10,077	12,150	456	1,447
Unpaid principal balance	32,794	8,364	10,094	12,266	590	1,480
Specific valuation allowance	8,440	597	914	6,442	190	297
Average balance	33,157	7,877	11,316	12,036	279	1,649
Loans without a specific valuation allowance
Recorded balance	$109,235	13,540	71,763	15,739	6,101	2,092
Unpaid principal balance	136,388	15,042	92,608	19,657	6,882	2,199
Average balance	107,662	13,027	72,527	13,845	6,246	2,017
Total
Recorded balance	$140,866	21,041	81,840	27,889	6,557	3,539
Unpaid principal balance	169,182	23,406	102,702	31,923	7,472	3,679
Specific valuation allowance	8,440	597	914	6,442	190	297
Average balance	140,819	20,904	83,843	25,881	6,525	3,666

	At or for the Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,683	8,253	12,554	11,923	102	1,851
Unpaid principal balance	36,157	9,198	12,581	12,335	109	1,934
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	36,176	6,393	15,827	11,768	426	1,762
Loans without a specific valuation allowance
Recorded balance	$106,090	12,514	73,291	11,951	6,391	1,943
Unpaid principal balance	132,718	13,969	94,028	15,539	7,153	2,029
Average balance	116,356	13,615	78,684	15,479	6,350	2,228
Total
Recorded balance	$140,773	20,767	85,845	23,874	6,493	3,794
Unpaid principal balance	168,875	23,167	106,609	27,874	7,262	3,963
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	152,532	20,008	94,511	27,247	6,776	3,990

Interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,663	3,365	6,644	7,454	1,930	1,270
Accruing loans 60-89 days past due	3,333	110	1,268	1,106	739	110
Accruing loans 90 days or more past due	4,615	833	1,630	2,007	107	38
Non-accrual loans	53,523	7,319	29,747	9,799	5,998	660
Total past due and non-accrual loans	82,134	11,627	39,289	20,366	8,774	2,078
Current loans receivable	5,115,059	673,399	2,641,402	1,152,590	415,121	232,547
Total loans receivable	$5,197,193	685,026	2,680,691	1,172,956	423,895	234,625

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,801	4,895	4,393	3,564	1,601	1,348
Accruing loans 60-89 days past due	3,612	961	1,841	286	280	244
Accruing loans 90 days or more past due	2,131	—	231	1,820	15	65
Non-accrual loans	51,133	8,073	28,819	7,691	6,022	528
Total past due and non-accrual loans	72,677	13,929	35,284	13,361	7,918	2,185
Current loans receivable	5,006,004	674,983	2,598,669	1,086,203	412,983	233,166
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	3	—	1	1	1	—
Pre-modification recorded balance	$8,959	—	56	8,755	148	—
Post-modification recorded balance	$8,959	—	56	8,755	148	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended March 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	—	2	3	—	—
Pre-modification recorded balance	$3,085	—	2,182	903	—	—
Post-modification recorded balance	$3,085	—	2,182	903	—	—
TDRs that subsequently defaulted
Number of loans	6	—	—	3	2	1
Recorded balance	$174	—	—	57	116	1

The modifications for the TDRs that occurred during the three months ended March 31, 2016 and 2015 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $210,000 and $3,595,000 for the three months ended March 31, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate and commercial real estate for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had $3,531,000 and $3,253,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2016 and December 31, 2015, the Company had $1,995,000 and $1,496,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net carrying value at beginning of period	$140,638	129,706
Acquisitions	—	1,137
Net carrying value at end of period	$140,638	130,843

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Gross carrying value	$180,797	180,797
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$140,638	140,638
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

Note 5. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets one of the following criteria: 1) the entity’s equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; 2) the holders of the equity investment at risk, as a group, lack the characteristics of a controlling financial interest; and 3) the voting rights of some holders of the equity investment at risk are disproportionate to their obligation to absorb losses or receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary, which is the party involved with the VIE that has both: 1) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and 2) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s VIEs are regularly monitored to determine if any reconsideration events have occurred that could cause the primary beneficiary status to change. A previously unconsolidated VIE is consolidated when the Company becomes the primary beneficiary. A previously consolidated VIE is deconsolidated when the Company ceases to be the primary beneficiary or the entity is no longer a VIE. In February 2015, FASB amended consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and by changing how entities analyze related-party relationships and fee arrangements. As a result of this amendment, the Company determined it was no longer the primary beneficiary of its LIHTC partnerships and deconsolidated its LIHTC investments effective January 1, 2016. Due to this reevaluation event, the Company determined its LIHTC investments would qualify for the proportional amortization method and elected to adopt this accounting method. The proportional amortization method allows for the amortization of LIHTC investments to be presented as a component of income taxes. Once elected, the proportional amortization method is required for all eligible LIHTC investments.

Consolidated Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over a seven-year period and is subject to recapture if certain events occur during such period. The maximum exposure to loss in the CDEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not individually meet the characteristics of a primary beneficiary; however, the related-party group does meet the criteria as a group and substantially all of the activities of the CDEs either involve or are conducted on behalf of the Company. As a result, the Company is the primary beneficiary of the CDEs and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The primary activities of the CDEs are recognized in commercial loans interest income and other borrowed funds interest expense on the Company’s statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds.

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

(Dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Loans receivable	$57,228	57,126
Premises and equipment, net	—	13,503
Accrued interest receivable	206	117
Other assets	1,029	1,429
Total assets	$58,463	72,175
Liabilities
Other borrowed funds	$4,555	6,195
Accrued interest payable	4	9
Other liabilities	145	139
Total liabilities	$4,704	6,343

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships with carrying values of $4,579,000 as of March 31, 2016. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit every year for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $4,536,000 at March 31, 2016. The Company expects to fulfill these commitments during 2017. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2016.

The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the three months ended March 31, 2016 and 2015. Amortization expense is recognized as a component of income tax expense.

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Amortization expense	$255	252
Tax credits and other tax benefits recognized	392	391

The Company also owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition.

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $445,960,000 and $423,414,000 at March 31, 2016 and December 31, 2015, respectively, and are secured by investment securities with carrying values of $397,148,000 and $446,838,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$443,913	2,047	445,960

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government sponsored enterprises	$12,507	—	12,507
Residential mortgage-backed securities	408,460	2,447	410,907
	$420,967	2,447	423,414

Note 7. Derivatives and Hedging Activities

As of March 31, 2016, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the three months ended March 31, 2016 and 2015. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $1,998,000 and $1,351,000 during 2016 and 2015, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $7,903,000 of the unrealized loss reported in other comprehensive income at March 31, 2016 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Interest rate swaps
Amount of loss recognized in OCI (effective portion)	$(9,928)	(5,993)
Amount of loss reclassified from OCI to interest expense	(1,829)	(1,251)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$27,598	—	27,598	19,499	—	19,499

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $32,673,000 at March 31, 2016. There was $0 collateral pledged from the counterparty to the Company as of March 31, 2016. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Debit card expenses	$1,849	1,352
Consulting and outside services	1,014	1,471
Telephone	960	809
Printing and supplies	943	790
Postage	880	914
Loan expenses	783	609
Checking and operating expenses	694	705
VIE write-downs and other expenses	639	607
Employee expenses	579	496
Accounting and audit fees	391	450
Business development	342	308
ATM expenses	255	266
Legal fees	237	265
Other	980	879
Total other expenses	$10,546	9,921

Note 9. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive income (loss) before reclassification	3,201	(3,682)	(481)
Amounts reclassified from accumulated other comprehensive income	(3)	767	764
Net current period other comprehensive income (loss)	3,198	(2,915)	283
Balance at March 31, 2015	$31,143	(13,116)	18,027
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive income (loss) before reclassification	8,331	(6,082)	2,249
Amounts reclassified from accumulated other comprehensive income	(38)	1,121	1,083
Net current period other comprehensive income (loss)	8,293	(4,961)	3,332
Balance at March 31, 2016	$22,228	(16,907)	5,321

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2016	March 31, 2015
Net income available to common stockholders, basic and diluted	$28,682	27,670
Average outstanding shares - basic	76,126,251	75,206,348
Add: dilutive stock options and awards	47,166	38,611
Average outstanding shares - diluted	76,173,417	75,244,959
Basic earnings per share	$0.38	0.37
Diluted earnings per share	$0.38	0.37

There were no stock options or restricted stock awards excluded from the diluted average outstanding share calculation for the three months ended March 31, 2016 and 2015, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2016 and 2015.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2016.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$45,687	—	45,687	—
U.S. government sponsored enterprises	68,773	—	68,773	—
State and local governments	901,133	—	901,133	—
Corporate bonds	442,875	—	442,875	—
Residential mortgage-backed securities	1,146,157	—	1,146,157	—
Total assets measured at fair value on a recurring basis	$2,604,625	—	2,604,625	—
Interest rate swaps	$27,598	—	27,598	—
Total liabilities measured at fair value on a recurring basis	$27,598	—	27,598	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$47,451	—	47,451	—
U.S. government sponsored enterprises	93,167	—	93,167	—
State and local governments	885,019	—	885,019	—
Corporate bonds	384,163	—	384,163	—
Residential mortgage-backed securities	1,200,960	—	1,200,960	—
Total assets measured at fair value on a recurring basis	$2,610,760	—	2,610,760	—
Interest rate swaps	$19,499	—	19,499	—
Total liabilities measured at fair value on a recurring basis	$19,499	—	19,499	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2016.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$547	—	—	547
Collateral-dependent impaired loans, net of ALLL	9,691	—	—	9,691
Total assets measured at fair value on a non-recurring basis	$10,238	—	—	10,238

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,609	—	—	7,609
Collateral-dependent impaired loans, net of ALLL	12,938	—	—	12,938
Total assets measured at fair value on a non-recurring basis	$20,547	—	—	20,547

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$547	Sales comparison approach	Selling costs	8.0% - 8.0% (8.0%)
Collateral-dependent impaired loans, net of ALLL	$72	Cost approach	Selling costs	5.0% - 20.0% (10.8%)
	5,795	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)
	3,824	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$9,691

	Fair Value December 31, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$4,067	Sales comparison approach	Selling costs	7.0% - 10.0% (7.9%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$7,609
Collateral-dependent impaired loans, net of ALLL	$162	Cost approach	Selling costs	0.0% - 20.0% (6.1%)
	9,465	Sales comparison approach	Selling costs	8.0% - 20.0% (8.9%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	3,311	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$150,861	150,861	—	—
Investment securities, available-for-sale	2,604,625	—	2,604,625	—
Investment securities, held-to-maturity	691,663	—	720,190	—
Loans held for sale	40,484	40,484	—	—
Loans receivable, net of ALLL	5,067,122	—	4,897,887	132,426
Accrued interest receivable	47,363	47,363	—	—
Non-marketable equity securities	24,199	—	24,199	—
Total financial assets	$8,626,317	238,708	8,246,901	132,426
Financial liabilities
Deposits	$7,016,194	5,626,969	1,389,225	—
FHLB advances	313,969	—	324,946	—
Repurchase agreements and other borrowed funds	452,593	—	452,593	—
Subordinated debentures	125,884	—	81,174	—
Accrued interest payable	3,608	3,608	—	—
Interest rate swaps	27,598	—	27,598	—
Total financial liabilities	$7,939,846	5,630,577	2,275,536	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$193,253	193,253	—	—
Investment securities, available-for-sale	2,610,760	—	2,610,760	—
Investment securities, held-to-maturity	702,072	—	729,513	—
Loans held for sale	56,514	56,514	—	—
Loans receivable, net of ALLL	4,948,984	—	4,851,934	132,649
Accrued interest receivable	44,524	44,524	—	—
Non-marketable equity securities	27,495	—	27,495	—
Total financial assets	$8,583,602	294,291	8,219,702	132,649
Financial liabilities
Deposits	$6,945,008	5,654,638	1,293,506	—
FHLB advances	394,131	—	401,530	—
Repurchase agreements and other borrowed funds	430,016	—	430,016	—
Subordinated debentures	125,848	—	81,840	—
Accrued interest payable	3,517	3,517	—	—
Interest rate swaps	19,499	—	19,499	—
Total financial liabilities	$7,918,019	5,658,155	2,226,391	—

Note 12. Subsequent Event

On April 20, 2016, the Company announced the signing of a definitive agreement to acquire Treasure State Bank, a community bank based in Missoula, Montana. Treasure State Bank provides banking services to individuals and businesses in the greater Missoula market. As of December 31, 2015, Treasure State Bank had total assets of $71,000,000, gross loans of $53,000,000 and total deposits of $58,000,000. Upon closing of the transaction, which is anticipated to take place in the third quarter of 2016, Treasure State Bank will be merged into the Bank and will become part of the First Security Bank of Missoula division.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

•	dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (“Bank”) divisions;

•	potential interruption or breach in security of the Company’s systems and technological changes which could expose us to new risks, fraud or system failures; and

•	the Company’s success in managing risks involved in the foregoing.

Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015
Operating results
Net income	$28,682	29,508	27,670
Basic earnings per share	$0.38	0.39	0.37
Diluted earnings per share	$0.38	0.39	0.37
Dividends declared per share [1]	$0.20	0.49	0.18
Market value per share
Closing	$25.42	26.53	25.15
High	$26.34	29.69	27.47
Low	$22.19	25.74	22.27
Selected ratios and other data
Number of common stock shares outstanding	76,168,388	76,086,288	75,530,030
Average outstanding shares - basic	76,126,251	75,893,521	75,206,348
Average outstanding shares - diluted	76,173,417	75,968,169	75,244,959
Return on average assets (annualized)	1.28%	1.32%	1.36%
Return on average equity (annualized)	10.53%	10.66%	10.72%
Efficiency ratio	56.53%	56.52%	54.80%
Dividend payout ratio	52.63%	125.64%	48.65%
Loan to deposit ratio	74.65%	73.94%	73.42%
Number of full time equivalent employees	2,184	2,149	1,995
Number of locations	144	144	137
Number of ATMs	167	158	158

_______
[1] Includes a special dividend declared of $0.30 per share for the three months ended December 31, 2015.

The Company reported net income of $28.7 million for the current quarter, an increase of of $1.0 million, or 4 percent, from the $27.7 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.38 per share, an increase of $0.01, or 3 percent, from the prior year first quarter diluted earnings per share of $0.37. Included in the current quarter was $135 thousand from acquisition-related expenses and $831 thousand of expenses related to the Company’s consolidation of its Bank divisions’ core database systems (Core Consolidation Project or “CCP”), including expenses related to the re-issuance of debit cards with chip technology. The Company’s Core Consolidation Project will occur throughout the current year and is expected to be completed by year end.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Cash and cash equivalents	$150,861	193,253	183,466	(42,392)	(32,605)
Investment securities, available-for-sale	2,604,625	2,610,760	2,544,093	(6,135)	60,532
Investment securities, held-to-maturity	691,663	702,072	570,285	(10,409)	121,378
Total investment securities	3,296,288	3,312,832	3,114,378	(16,544)	181,910
Loans receivable
Residential real estate	685,026	688,912	637,465	(3,886)	47,561
Commercial real estate	2,680,691	2,633,953	2,418,843	46,738	261,848
Other commercial	1,172,956	1,099,564	1,007,173	73,392	165,783
Home equity	423,895	420,901	402,970	2,994	20,925
Other consumer	234,625	235,351	221,218	(726)	13,407
Loans receivable	5,197,193	5,078,681	4,687,669	118,512	509,524
Allowance for loan and lease losses	(130,071)	(129,697)	(129,856)	(374)	(215)
Loans receivable, net	5,067,122	4,948,984	4,557,813	118,138	509,309
Other assets	606,471	634,163	619,439	(27,692)	(12,968)
Total assets	$9,120,742	9,089,232	8,475,096	31,510	645,646

Total investment securities of $3.296 billion at March 31, 2016 decreased $16.5 million, or 50 basis points, during the current quarter and increased $182 million, or 6 percent, from March 31, 2015. The Company continues to selectively purchase investment securities when the Company has excess liquidity. Investment securities represented 36 percent of total assets at March 31, 2016 compared to 36 percent of total assets at December 31, 2015 and 37 percent at March 31, 2015.

The loan portfolio increased $119 million, or 9 percent annualized, during the current quarter. The loan category with the largest dollar and percentage increase during the current quarter was other commercial loans which increased $73.4 million, or 7 percent, of which $35.6 million of the increase was from municipal and SBA loans. Excluding the acquisition of Cañon Bank Corporation and its subsidiary, Cañon National Bank (collectively, “Cañon”) in October 2015, the loan portfolio increased $350 million, or 7 percent, since March 31, 2015 with $152 million and $150 million of the increase coming from growth in commercial real estate and other commercial loans, respectively.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Deposits
Non-interest bearing deposits	$1,887,004	1,918,310	1,675,451	(31,306)	211,553
NOW and DDA accounts	1,448,454	1,516,026	1,313,036	(67,572)	135,418
Savings accounts	879,541	838,274	748,590	41,267	130,951
Money market deposit accounts	1,411,970	1,382,028	1,345,422	29,942	66,548
Certificate accounts	1,063,735	1,060,650	1,164,909	3,085	(101,174)
Core deposits, total	6,690,704	6,715,288	6,247,408	(24,584)	443,296
Wholesale deposits	325,490	229,720	211,384	95,770	114,106
Deposits, total	7,016,194	6,945,008	6,458,792	71,186	557,402
Securities sold under agreements to repurchase	445,960	423,414	425,652	22,546	20,308
Federal Home Loan Bank advances	313,969	394,131	298,148	(80,162)	15,821
Other borrowed funds	6,633	6,602	6,703	31	(70)
Subordinated debentures	125,884	125,848	125,741	36	143
Other liabilities	118,422	117,579	106,536	843	11,886
Total liabilities	$8,027,062	8,012,582	7,421,572	14,480	605,490

Non-interest bearing deposits of $1.887 billion at March 31, 2016, decreased $31 million, or 2 percent, from the prior quarter, which was driven by seasonal fluctuations. Excluding the Cañon acquisition, non-interest bearing deposits increased $122 million, or 7 percent, from March 31, 2015. Core interest bearing deposits of $4.804 billion at March 31, 2016, increased $6.7 million, or 14 basis points, from the prior quarter. The increase in savings and money market accounts during the current quarter offset the decrease in NOW and DDA accounts. Excluding the Cañon acquisition, core interest bearing deposits at March 31, 2016 increased $83.5 million, or 2 percent, from March 31, 2015. Wholesale deposits (i.e., brokered deposits classified as NOW, DDA, money market deposit and certificate accounts) of $325 million at March 31, 2016 increased $95.8 million over the prior quarter and increased $114 million over the prior year first quarter. A portion of the increases were driven by a need to obtain wholesale deposits necessary for hedge accounting to be applicable for the interest rate swaps.

Securities sold under agreements to repurchase (“repurchase agreements”) of $446 million at March 31, 2016 increased $22.5 million, or 5 percent, from the prior quarter and increased $20.3 million, or 5 percent, from the prior year first quarter. Federal Home Loan Bank (“FHLB”) advances of $314 million at March 31, 2016 decreased $80.2 million, or 20 percent, during the current quarter due to stable deposit balances and reduced need for additional borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Common equity	$1,088,359	1,074,661	1,035,497	13,698	52,862
Accumulated other comprehensive income	5,321	1,989	18,027	3,332	(12,706)
Total stockholders’ equity	1,093,680	1,076,650	1,053,524	17,030	40,156
Goodwill and core deposit intangible, net	(154,396)	(155,193)	(143,099)	797	(11,297)
Tangible stockholders’ equity	$939,284	921,457	910,425	17,827	28,859

Stockholders’ equity to total assets	11.99%	11.85%	12.43%
Tangible stockholders’ equity to total tangible assets	10.48%	10.31%	10.93%
Book value per common share	$14.36	14.15	13.95	0.21	0.41
Tangible book value per common share	$12.33	12.11	12.05	0.22	0.28

Tangible stockholders’ equity of $939 million at March 31, 2016 increased $17.8 million, or 2 percent, from the prior quarter primarily from earnings retention and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $28.9 million, or 3 percent, from a year ago, the result of earnings retention and $15.2 million of Company stock issued in connection with the Cañon acquisition. These two items offset the decrease in accumulated other comprehensive income and increases in goodwill and other intangibles from the acquisition. At March 31, 2016, the tangible book value per common share was $12.33 an increase of $0.22 per share from $12.11 the prior quarter principally due to earnings retention. Tangible book value per common share for March 31, 2016, increased $0.28 per share from the prior year first quarter.

Cash Dividend
On March 30, 2016, the Company’s Board of Directors (“Board”) declared a quarterly cash dividend of $0.20 per share, a $0.01 per share, or 5 percent, increase over the prior quarter dividend. The Company has increased its quarterly dividend 40 times. The dividend was payable April 21, 2016 to shareholders of record on April 12, 2016. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2016
Compared to December 31, 2015 and March 31, 2015

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Net interest income
Interest income	$84,381	83,211	77,486	1,170	6,895
Interest expense	7,675	7,215	7,382	460	293
Total net interest income	76,706	75,996	70,104	710	6,602
Non-interest income
Service charges and other fees	14,331	15,044	12,999	(713)	1,332
Miscellaneous loan fees and charges	1,021	922	1,157	99	(136)
Gain on sale of loans	5,992	6,033	5,430	(41)	562
Gain on sale of investments	108	143	5	(35)	103
Other income	2,800	2,325	3,102	475	(302)
Total non-interest income	24,252	24,467	22,693	(215)	1,559
	$100,958	100,463	92,797	495	8,161
Net interest margin (tax-equivalent)	4.01%	4.02%	4.03%

Net Interest Income
In the current quarter, interest income of $84.4 million increased $1.2 million, or 1 percent from the prior quarter and increased $6.9 million, or 9 percent, over the prior year first quarter. The increases in interest income over the prior periods were driven primarily by increases in interest income on commercial loans which increased $1.4 million, or 3 percent, over the prior quarter and increased $5.5 million, or 14 percent, over the prior year first quarter and was the result of an increased volume of commercial loans. Interest income of $23.9 million from investment securities increased $152 thousand, or 1 percent, over the prior quarter and increased $924 thousand, or 4 percent, over the prior year first quarter.

The current quarter interest expense of $7.7 million increased $460 thousand, or 6 percent, from the prior quarter and increased $293 thousand from the prior year first quarter. The increases in interest expense were driven by the increase in wholesale deposits and the additional interest expense for an interest rate swap with a notional $100 million that began its accrual period in December 2015. The total cost of funding (including non-interest bearing deposits) for the current quarter was 39 basis points compared to 37 basis points for the prior quarter and 42 basis points in the prior year first quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.01 percent compared to 4.02 percent in the prior quarter. During the current quarter, the earning asset yield increased by 1 basis point and was the result of a 1 basis point increase in loan yields. The cost of funds increased 2 basis points during the current quarter due to increased wholesale deposits and higher interest expense from the previously mentioned interest rate swap. The Company’s current quarter net interest margin decreased 2 basis points from the prior year first quarter net interest margin of 4.03 percent. The decrease in the net interest margin from the prior year first quarter was the result of a 4 basis points reduction in the yield on earning assets that outpaced the 3 basis points reduction in cost of funding. The yield on earning assets benefited from the shift in earning assets from the lower yielding investment securities to the higher yielding loans; nevertheless it was outpaced by the overall decreased yield on the loan portfolio.

Non-interest Income
Non-interest income for the current quarter totaled $24.3 million, a decrease of $215 thousand, or 1 percent, from the prior quarter and an increase of $1.6 million, or 7 percent, over the same quarter last year. Service fee income of $14.3 million, increased $1.3 million, or 10 percent, from the prior year first quarter driven by the increased number of deposit accounts. Gain on sale of residential loans for the current quarter increased $562 thousand, or 10 percent, from the prior year first quarter. In the prior year first quarter, the Company experienced a strong quarter for sales of residential loans as a result of the refinance activity and the Company’s resource commitment to this line of business has benefited the Company with an even stronger current year first quarter. Other non-interest income of $2.8 million for the current quarter increased $475 thousand, or 20 percent, over the prior quarter primarily due to annual vendor incentives received and a gain on the sale of a bank building. Other non-interest income for the current quarter decreased $302 thousand from the prior year first quarter due to insurance proceeds received in the prior year first quarter from a bank owned life insurance policy. Included in other income was operating revenue of $11 thousand from OREO and a gain of $203 thousand from the sale of OREO, a combined total of $214 thousand for the current quarter compared to $239 thousand for the prior quarter and $417 thousand for the prior year first quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Compensation and employee benefits	$36,941	35,902	32,244	1,039	4,697
Occupancy and equipment	6,676	6,579	6,060	97	616
Advertising and promotions	2,125	2,035	1,927	90	198
Data processing	3,373	3,244	2,551	129	822
Other real estate owned	390	511	758	(121)	(368)
Regulatory assessments and insurance	1,508	1,494	1,305	14	203
Core deposit intangibles amortization	797	758	731	39	66
Other expenses	10,546	11,680	9,921	(1,134)	625
Total non-interest expense	$62,356	62,203	55,497	153	6,859

Compensation and employee benefits for the current quarter increased by $1.0 million, or 3 percent, from the prior quarter as a result of an increased number of employees from the Cañon acquisition and annual salary increases. Compensation and employee benefits for the current quarter increased by $4.7 million, or 15 percent, from the prior year first quarter due to the increased number of employees from the Montana Community Banks, Inc. and its subsidiary, Community Bank (collectively, “CB”) acquisition in February 2015 and the Cañon acquisition, annual salary increases, and an increase in the number of employees. Current quarter occupancy and equipment expense increased $616 thousand, or 10 percent, from the prior year first quarter as a result of added costs associated with the acquisitions. The current quarter data processing expense increased $822 thousand, or 32 percent, from the prior year first quarter primarily from expenses associated with CCP and expenses from the Cañon acquisition. The current quarter OREO expense of $390 thousand was a decrease of $368 thousand from the prior year first quarter and included $136 thousand of operating expense, $55 thousand of fair value write-downs, and $199 thousand of loss from the sales of OREO. Current quarter other expenses of $10.6 million decreased by $1.1 million, or 10 percent, from the prior quarter. The prior quarter included professional expenses associated with the Cañon acquisition and expenses connected with equity investments in New Markets Tax Credit (“NMTC”) projects. Federal and state income tax expense of $9.4 million in the current quarter increased $1.0 million from the prior quarter and was primarily the result of the NMTC credits recognized in the prior quarter. Current quarter other expenses increased $625 thousand, or 6 percent, over the prior year first quarter with increases related to CCP and increased expenses from recent acquisitions, albeit several areas experienced decreases including outside services, which decreased as a result of acquisition-related expenses in the prior year first quarter.

Efficiency Ratio
Although there were increased expenses in the current quarter related to CCP, the efficiency ratio for the current quarter of 56.53 percent remained stable compared to 56.52 percent in the prior quarter with minimal changes in the income and expense items related to the efficiency ratio. The current quarter efficiency ratio of 56.53 percent compares to 54.80 percent in the prior year first quarter. The 1.73 percent increase in the efficiency ratio resulted primarily from increased compensation expense from recent acquisitions and increased salaries along with increased expenses related to CCP, which outpaced the increases in net interest income and non-interest income for the same period.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2016	$568	$194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%
Second quarter 2014	239	332	3.11%	0.44%	1.30%

Net charge-offs of loans for the current quarter were $194 thousand compared to net charge-offs of $1.5 million for the prior quarter and net charge-offs of $662 thousand from the same quarter last year. The current quarter provision for loan losses of $568 thousand increased $157 thousand from the prior quarter and decreased $197 thousand from the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Acquisition
On April 20, 2016, the Company announced the signing of a definitive agreement to acquire Treasure State Bank, a community bank based in Missoula, Montana. Treasure State Bank provides banking services to individuals and businesses in the greater Missoula market. As of December 31, 2015, Treasure State Bank had total assets of $71 million, gross loans of $53 million and total deposits of $58 million. Upon closing of the transaction, which is anticipated to take place in the third quarter of 2016, Treasure State Bank will be merged into the Bank and will become part of the First Security Bank of Missoula division.

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$45,687	1%	$47,451	1%	$52,852	2%
U.S. government sponsored enterprises	68,773	2%	93,167	3%	78,228	3%
State and local governments	901,133	27%	885,019	27%	996,146	32%
Corporate bonds	442,875	14%	384,163	12%	380,310	12%
Residential mortgage-backed securities	1,146,157	35%	1,200,960	36%	1,036,557	33%
Total available-for-sale	2,604,625	79%	2,610,760	79%	2,544,093	82%
Held-to-maturity
State and local governments	691,663	21%	702,072	21%	570,285	18%
Total held-to-maturity	691,663	21%	702,072	21%	570,285	18%
Total investment securities	$3,296,288	100%	$3,312,832	100%	$3,114,378	100%

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

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$364,615	372,653	366,961	374,470
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	944,089	981,293	936,947	971,717
S&P: A+, A, A- / Moody’s: A1, A2, A3	238,569	252,275	239,371	252,292
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,857	3,001	2,858	3,017
Not rated by either entity	11,772	12,101	12,673	13,036
Below investment grade	—	—	—	—
Total	$1,561,902	1,621,323	1,558,810	1,614,532

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$859,184	892,540	831,518	862,863
General obligation - limited	241,262	253,183	262,803	274,177
Revenue	420,171	432,513	423,171	434,610
Certificate of participation	28,229	29,799	28,245	29,634
Other	13,056	13,288	13,073	13,248
Total	$1,561,902	1,621,323	1,558,810	1,614,532

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$209,430	216,474	211,023	218,051
Michigan	185,503	192,845	156,426	162,862
Washington	180,196	189,900	179,173	187,949
California	105,360	107,983	105,510	108,235
Montana	93,517	99,826	90,272	95,644
All other states	787,896	814,295	816,406	841,791
Total	$1,561,902	1,621,323	1,558,810	1,614,532

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at March 31, 2016. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$554	2.17%	$12,153	0.90%	$32,980	1.35%	$—	—%	$45,687	1.23%
U.S. government sponsored enterprises	—	—%	68,773	1.94%	—	—%	—	—%	—	—%	68,773	1.94%
State and local governments	57,238	5.12%	85,203	2.06%	137,460	3.30%	621,232	4.27%	—	—%	901,133	3.77%
Corporate bonds	93,526	2.11%	349,349	2.06%	—	—%	—	—%	—	—%	442,875	2.07%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,146,157	2.12%	1,146,157	2.12%
Total available-for-sale	150,764	2.12%	503,879	2.04%	149,613	3.10%	654,212	4.12%	1,146,157	2.12%	2,604,625	2.65%
Held-to-maturity
State and local governments	—	—%	—	—%	28,545	2.55%	663,118	4.05%	—	—%	691,663	3.99%
Total held-to-maturity	—	—%	—	—%	28,545	2.55%	663,118	4.05%	—	—%	691,663	3.99%
Total investment securities	$150,764	2.12%	$503,879	2.04%	$178,158	3.00%	$1,317,330	4.08%	$1,146,157	2.12%	$3,296,288	2.93%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of March 31, 2016, the Company determined that none of such securities had other-than-temporary impairment.

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

The following table separates investments with an unrealized loss position at March 31, 2016 into two categories: investments purchased prior to 2016 and those purchased during 2016. Of those investments purchased prior to 2016, the fair market value and unrealized gain or loss at December 31, 2015 is also presented.

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2016
U.S. government and federal agency	$41,769	$(288)	(1)%	$43,374	$(419)	(1)%
State and local governments	300,287	(10,244)	(3)%	301,250	(9,780)	(3)%
Corporate bonds	206,199	(1,188)	(1)%	206,920	(1,526)	(1)%
Residential mortgage-backed securities	319,621	(2,637)	(1)%	339,912	(4,246)	(1)%
Total	$867,876	$(14,357)	(2)%	$891,456	$(15,971)	(2)%
Temporarily impaired securities purchased during 2016
State and local governments	$21,290	$(136)	(1)%
Corporate bonds	35,635	(307)	(1)%
Residential mortgage-backed securities	4,955	(53)	(1)%
Total	$61,880	$(496)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$41,769	$(288)	(1)%
State and local governments	321,577	(10,380)	(3)%
Corporate bonds	241,834	(1,495)	(1)%
Residential mortgage-backed securities	324,576	(2,690)	(1)%
Total	$929,756	$(14,853)	(2)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at March 31, 2016:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	2	$(379)
5.1% to 10.0%	27	(3,381)
0.1% to 5.0%	458	(11,093)
Total	487	$(14,853)

With respect to the duration of the impaired debt securities, the Company identified 230 securities which have been continuously impaired for the twelve months ending March 31, 2016. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 230 debt securities which have been continuously impaired for the twelve months ended March 31, 2016, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	28	$(283)	$(33)
State and local governments	170	(9,727)	(811)
Corporate bonds	13	(268)	(52)
Residential mortgage-backed securities	19	(1,035)	(399)
Total	230	$(11,313)

Based on the Company's analysis of its impaired debt securities as of March 31, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at March 31, 2016 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at March 31, 2016 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$685,026	14%	$688,912	14%	$637,465	14%
Commercial loans
Real estate	2,680,691	53%	2,633,953	53%	2,418,843	53%
Other commercial	1,172,956	23%	1,099,564	22%	1,007,173	22%
Total	3,853,647	76%	3,733,517	75%	3,426,016	75%
Consumer and other loans
Home equity	423,895	8%	420,901	9%	402,970	9%
Other consumer	234,625	5%	235,351	5%	221,218	5%
Total	658,520	13%	656,252	14%	624,188	14%
Loans receivable	5,197,193	103%	5,078,681	103%	4,687,669	103%
Allowance for loan and lease losses	(130,071)	(3)%	(129,697)	(3)%	(129,856)	(3)%
Loans receivable, net	$5,067,122	100%	$4,948,984	100%	$4,557,813	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Other real estate owned	$22,085	26,815	28,124
Accruing loans 90 days or more past due
Residential real estate	833	—	222
Commercial	3,637	2,051	2,103
Consumer and other	145	80	32
Total	4,615	2,131	2,357
Non-accrual loans
Residential real estate	7,319	8,073	7,365
Commercial	39,546	36,510	46,608
Consumer and other	6,658	6,550	6,314
Total	53,523	51,133	60,287
Total non-performing assets [1]	$80,223	80,079	90,768
Non-performing assets as a percentage of subsidiary assets	0.88%	0.88%	1.07%
ALLL as a percentage of non-performing loans	224%	244%	207%
Accruing loans 30-89 days past due	$23,996	19,413	33,450
Accruing troubled debt restructurings	$53,311	63,590	69,397
Non-accrual troubled debt restructurings	$23,879	27,057	34,237
Interest income [2]	$639	2,471	721
__________

[1]	As of March 31, 2016, non-performing assets have not been reduced by U.S. government guarantees of $2.2 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at March 31, 2016 were $80.2 million, an increase of $144 thousand, or 18 basis points, during the current quarter. Non-performing assets at March 31, 2016 decreased $10.5 million, or 12 percent, from a year ago. Early stage delinquencies (accruing loans 30-89 days past due) of $24.0 million at March 31, 2016 increased $4.6 million from the prior quarter and decreased $9.5 million from the prior year first quarter.

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

Construction loans, a regulatory classification, accounted for 31 percent of the Company’s non-accrual loans as of March 31, 2016. Land, lot and other construction loans, a regulatory classification, were 94 percent of the non-accrual construction loans. Of the Company’s $16.6 million of non-accrual construction loans at March 31, 2016, 91 percent of such loans had collateral properties securing the loans in Western Montana. Consistent with the gradual economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $141 million as of March 31, 2016 and December 31, 2015. The ALLL includes specific valuation allowances of $8.4 million and $8.1 million of impaired loans as of March 31, 2016 and December 31, 2015, respectively. Of the total impaired loans at March 31, 2016, there were 21 significant commercial real estate and other commercial loans that accounted for $58.9 million, or 42 percent, of the impaired loans. The 21 loans were collateralized by 132 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2016, there were 159 loans aggregating $86.3 million, or 61 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $77.2 million and $90.6 million as of March 31, 2016 and December 31, 2015, respectively. The Company’s TDR loans are considered impaired loans of which $23.9 million and $27.1 million as of March 31, 2016 and December 31, 2015, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition and transfer of the loan into OREO during 2016 was $210 thousand. The fair value of the loan collateral acquired in foreclosure during 2016 was $178 thousand. The following table sets forth the changes in OREO for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance at beginning of period	$26,815	27,804	27,804
Acquisitions	—	974	464
Additions	178	7,989	3,217
Capital improvements	75	1,710	138
Write-downs	(55)	(1,575)	(224)
Sales	(4,928)	(10,087)	(3,275)
Balance at end of period	$22,085	26,815	28,124

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2016			December 31, 2015			March 31, 2015
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$13,196	10%	13%	$14,427	11%	13%	$15,131	12%	14%
Commercial real estate	67,046	52%	52%	67,877	52%	52%	67,327	52%	52%
Other commercial	36,054	28%	22%	32,525	25%	22%	31,515	24%	21%
Home equity	8,149	6%	8%	8,998	7%	8%	9,519	7%	8%
Other consumer	5,626	4%	5%	5,870	5%	5%	6,364	5%	5%
Total	$130,071	100%	100%	$129,697	100%	100%	$129,856	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Three Months ended	Year ended	Three Months ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance at beginning of period	$129,697	129,753	129,753
Provision for loan losses	568	2,284	765
Charge-offs
Residential real estate	(100)	(985)	(14)
Commercial loans	(577)	(4,242)	(1,139)
Consumer and other loans	(486)	(1,775)	(144)
Total charge-offs	(1,163)	(7,002)	(1,297)
Recoveries
Residential real estate	18	92	25
Commercial loans	428	3,620	465
Consumer and other loans	523	950	145
Total recoveries	969	4,662	635
Charge-offs, net of recoveries	(194)	(2,340)	(662)
Balance at end of period	$130,071	129,697	129,856
ALLL as a percentage of total loans	2.50%	2.55%	2.77%
Net charge-offs as a percentage of total loans	—%	0.05%	0.01%

The allowance was $130 million at March 31, 2016, consistent with prior periods. The allowance as a percent of total loans outstanding at March 31, 2016 was 2.50 percent, a slight decrease from 2.55 percent at December 31, 2015. The allowance as a percent of total loans in the current quarter decreased 27 basis points from 2.77 percent at March 31, 2015 which was driven primarily by loan growth, stabilizing credit quality, and no allowance carried over from the Cañon acquisition as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2016 and 2015, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2016, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $374 thousand. During the same period in 2015, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $103 thousand.

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

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within most of the Company’s footprint. Colorado, Idaho, Washington and Utah all rank in the top 10 nationally for home price increases, while Montana and Wyoming continue to lag behind the national trend. The level of year-over-year home price appreciation has increased in all of the Company’s states, except Montana, and home prices in Colorado, Montana, Wyoming, Washington and Utah are above their 2007 highs. Home ownership in the United States increased during the second half of 2015 for the first time since 2013 and the United States homeownership rate is at 64.3 percent. Personal income growth remains in positive territory for each of the Company’s states; however, Idaho and Wyoming are lagging behind the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the next six months in most of the Company’s footprint, except Wyoming and Washington. Wyoming has been adversely impacted by the reduced prices of oil and natural gas, while Washington has been disproportionately affected by a slump in the Chinese economy. Consumer sentiment ended 2015 with a positive trend; however, a decrease in consumer sentiment is anticipated due to rising gas prices and the uncertain global economy. The general unemployment rate trend across the Company’s footprint is down; however, minor upticks have occurred recently in Washington and Wyoming. Year-over-year unemployment trends remain favorable in all of the Company’s states, except Wyoming. Crude oil, natural gas and base metal prices continue to be stressed and agriculture commodities within the Company’s footprint remain relatively consistent. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 11 percent of the Company’s total loan portfolio and accounted for 31 percent and 34 percent of the Company’s non-accrual loans at March 31, 2016 and December 31, 2015, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Specific valuation allowance	$8,440	8,124	10,324
General valuation allowance	121,631	121,573	119,532
Total ALLL	$130,071	129,697	129,856

During 2016, the ALLL increased by $374 thousand, the net result of a $316 thousand increase in the specific valuation allowance and a $58 thousand increase in the general valuation allowance. The specific valuation allowance remained stable compared to the prior year end due to the insignificant change in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $118 million in loans collectively evaluated for impairment which was partially offset by an improvement in credit quality metrics.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Custom and owner occupied construction	$68,893	$75,094	$51,693	(8)%	33%
Pre-sold and spec construction	59,220	50,288	44,865	18%	32%
Total residential construction	128,113	125,382	96,558	2%	33%
Land development	59,539	62,356	81,488	(5)%	(27)%
Consumer land or lots	93,922	97,270	97,519	(3)%	(4)%
Unimproved land	73,791	73,844	80,206	—%	(8)%
Developed lots for operative builders	12,973	12,336	14,210	5%	(9)%
Commercial lots	23,558	22,035	21,059	7%	12%
Other construction	166,378	156,784	148,535	6%	12%
Total land, lot, and other construction	430,161	424,625	443,017	1%	(3)%
Owner occupied	944,411	938,625	877,293	1%	8%
Non-owner occupied	806,856	774,192	704,990	4%	14%
Total commercial real estate	1,751,267	1,712,817	1,582,283	2%	11%
Commercial and industrial	664,855	649,553	585,501	2%	14%
Agriculture	372,616	367,339	340,364	1%	9%
1st lien	841,848	856,193	796,947	(2)%	6%
Junior lien	63,162	65,383	67,217	(3)%	(6)%
Total 1-4 family	905,010	921,576	864,164	(2)%	5%
Multifamily residential	197,267	201,542	177,187	(2)%	11%
Home equity lines of credit	379,866	372,039	347,693	2%	9%
Other consumer	150,047	150,469	141,347	—%	6%
Total consumer	529,913	522,508	489,040	1%	8%
Other	258,475	209,853	163,687	23%	58%
Total loans receivable, including loans held for sale	5,237,677	5,135,195	4,741,801	2%	10%
Less loans held for sale [1]	(40,484)	(56,514)	(54,132)	(28)%	(25)%
Total loans receivable	$5,197,193	$5,078,681	$4,687,669	2%	11%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Mar 31, 2016	Mar 31, 2016	Mar 31, 2016
Custom and owner occupied construction	$995	1,016	1,101	995	—	—
Pre-sold and spec construction	—	—	218	—	—	—
Total residential construction	995	1,016	1,319	995	—	—
Land development	18,190	17,582	21,220	5,948	249	11,993
Consumer land or lots	1,751	2,250	2,531	923	—	828
Unimproved land	11,651	12,328	13,448	8,252	—	3,399
Developed lots for operative builders	457	488	929	264	—	193
Commercial lots	1,333	1,521	2,496	217	—	1,116
Other construction	—	4,236	4,989	—	—	—
Total land, lot and other construction	33,382	38,405	45,613	15,604	249	17,529
Owner occupied	12,130	10,952	13,121	10,471	—	1,659
Non-owner occupied	4,354	3,446	3,771	2,231	1,311	812
Total commercial real estate	16,484	14,398	16,892	12,702	1,311	2,471
Commercial and industrial	6,046	3,993	6,367	5,984	62	—
Agriculture	3,220	3,281	2,845	3,005	215	—
1st lien	11,041	10,691	9,502	8,713	832	1,496
Junior lien	1,111	668	680	745	—	366
Total 1-4 family	12,152	11,359	10,182	9,458	832	1,862
Multifamily residential	432	113	—	432	—	—
Home equity lines of credit	5,432	5,486	5,507	5,192	107	133
Other consumer	280	228	243	151	39	90
Total consumer	5,712	5,714	5,750	5,343	146	223
Other	1,800	1,800	1,800	—	1,800	—
Total	$80,223	80,079	90,768	53,523	4,615	22,085

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
Custom and owner occupied construction	$—	$462	$—	(100)%	n/m
Pre-sold and spec construction	304	181	—	68%	n/m
Total residential construction	304	643	—	(53)%	n/m
Land development	198	447	—	(56)%	n/m
Consumer land or lots	796	166	365	380%	118%
Unimproved land	1,284	774	278	66%	362%
Developed lots for operative builders	—	—	19	n/m	(100)%
Commercial lots	—	—	585	n/m	(100)%
Other construction	—	337	—	(100)%	n/m
Total land, lot and other construction	2,278	1,724	1,247	32%	83%
Owner occupied	4,552	2,760	4,841	65%	(6)%
Non-owner occupied	1,466	923	4,327	59%	(66)%
Total commercial real estate	6,018	3,683	9,168	63%	(34)%
Commercial and industrial	4,907	1,968	6,600	149%	(26)%
Agriculture	659	1,014	3,715	(35)%	(82)%
1st lien	5,896	6,272	7,307	(6)%	(19)%
Junior lien	759	1,077	384	(30)%	98%
Total 1-4 family	6,655	7,349	7,691	(9)%	(13)%
Multifamily residential	—	662	676	(100)%	(100)%
Home equity lines of credit	2,528	1,046	3,350	142%	(25)%
Other consumer	607	1,227	1,003	(51)%	(39)%
Total consumer	3,135	2,273	4,353	38%	(28)%
Other	40	97	—	(59)%	n/m
Total	$23,996	$19,413	$33,450	24%	(28)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Mar 31, 2016	Mar 31, 2016
Pre-sold and spec construction	$(28)	(53)	(9)	—	28
Land development	(100)	(288)	(23)	—	100
Consumer land or lots	(240)	66	(15)	25	265
Unimproved land	(34)	(325)	(50)	—	34
Developed lots for operative builders	(12)	(85)	(96)	—	12
Commercial lots	23	(26)	(1)	24	1
Other construction	—	(1)	(1)	—	—
Total land, lot and other construction	(363)	(659)	(186)	49	412
Owner occupied	(27)	247	316	—	27
Non-owner occupied	(1)	93	82	—	1
Total commercial real estate	(28)	340	398	—	28
Commercial and industrial	69	1,389	426	324	255
Agriculture	(1)	50	(4)	—	1
1st lien	47	834	(30)	75	28
Junior lien	(15)	(125)	(54)	—	15
Total 1-4 family	32	709	(84)	75	43
Multifamily residential	229	(318)	(20)	229	—
Home equity lines of credit	179	740	121	229	50
Other consumer	95	143	20	155	60
Total consumer	274	883	141	384	110
Other	10	(1)	—	102	92
Total	$194	2,340	662	1,163	969

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

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing checking, savings, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. In addition, wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts. The Company’s deposits are summarized below:

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,887,004	27%	$1,918,310	28%	$1,675,451	26%
NOW and DDA accounts	1,448,454	21%	1,516,026	22%	1,313,036	20%
Savings accounts	879,541	12%	838,274	12%	748,590	12%
Money market deposit accounts	1,411,970	20%	1,382,028	20%	1,345,422	21%
Certificate accounts	1,063,735	15%	1,060,650	15%	1,164,909	18%
Wholesale deposits	325,490	5%	229,720	3%	211,384	3%
Total interest bearing deposits	5,129,190	73%	5,026,698	72%	4,783,341	74%
Total deposits	$7,016,194	100%	$6,945,008	100%	$6,458,792	100%

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2016	December 31, 2015
Repurchase agreements
Amount outstanding at end of period	$445,960	423,414
Weighted interest rate on outstanding amount	0.32%	0.31%
Maximum outstanding at any month-end	$445,960	441,041
Average balance	$389,104	376,983
Weighted-average interest rate	0.33%	0.27%
FHLB advances
Amount outstanding at end of period	$105,059	185,091
Weighted interest rate on outstanding amount	1.51%	1.02%
Maximum outstanding at any month-end	$105,059	185,091
Average balance	$92,810	107,341
Weighted-average interest rate	1.48%	3.06%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of March 31, 2016 were $126 million, including fair value adjustments from prior acquisitions.

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

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated variable interest entities (“VIE”), see Note 5 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
FHLB advances
Borrowing capacity	$1,510,439	1,494,288
Amount utilized	(313,969)	(394,131)
Amount available	$1,196,470	1,100,157
FRB discount window
Borrowing capacity	$942,670	945,948
Amount utilized	—	—
Amount available	$942,670	945,948
Unsecured lines of credit available	$255,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$45,687	47,451
U.S. government sponsored enterprises	59,645	75,419
State and local governments	891,942	880,866
Corporate bonds	135,402	48,528
Residential mortgage-backed securities	423,613	435,749
Total unencumbered securities	$1,556,289	1,488,013

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 76,168,388 have been issued as of March 31, 2016. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2016. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. In July 2013, the federal banking agencies approved the final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implement the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amend the regulatory risk-based capital rules applicable to the Company. Basel III redefines the regulatory capital elements and minimum capital ratios, introduces regulatory capital buffers above those minimums, revises rules for calculating risk-weighted assets and adds a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of March 31, 2016. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	16.50%	15.25%	15.25%	11.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of March 31, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since March 31, 2016 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the three months ended March 31, 2016 and 2015 was $9.4 million and $8.9 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 24.6 percent and 24.3 percent, respectively. The primary reason for the current and prior year’s low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $12.8 million and $12.6 million for the three months ended March 31, 2016 and 2015, respectively. The benefits from federal income tax credits were $509 thousand and $515 thousand for the three months ended March 31, 2016 and 2015, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of NMTCs. Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $22.8 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these investment securities are subject to federal and state income tax.

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

	Three Months ended			Three Months ended
	March 31, 2016			March 31, 2015
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$726,270	$8,285	4.56%	$651,700	$7,761	4.76%
Commercial loans [1]	3,749,929	45,335	4.86%	3,282,867	39,605	4.89%
Consumer and other loans	653,839	7,710	4.74%	609,853	7,744	5.15%
Total loans [2]	5,130,038	61,330	4.81%	4,544,420	55,110	4.92%
Tax-exempt investment securities [3]	1,352,683	19,383	5.73%	1,302,174	18,493	5.68%
Taxable investment securities [4]	1,999,000	11,461	2.29%	1,904,835	10,754	2.26%
Total earning assets	8,481,721	92,174	4.37%	7,751,429	84,357	4.41%
Goodwill and intangibles	154,790			140,726
Non-earning assets	390,891			379,581
Total assets	$9,027,402			$8,271,736
Liabilities
Non-interest bearing deposits	$1,863,389	$—	—%	$1,618,132	$—	—%
NOW and DDA accounts	1,465,181	293	0.08%	1,311,330	268	0.08%
Savings accounts	863,764	104	0.05%	713,897	89	0.05%
Money market deposit accounts	1,406,718	553	0.16%	1,304,006	517	0.16%
Certificate accounts	1,071,055	1,564	0.59%	1,165,483	1,843	0.64%
Wholesale deposits [5]	335,126	2,281	2.74%	220,382	1,430	2.63%
FHLB advances	308,040	1,652	2.12%	299,975	2,195	2.93%
Repurchase agreements and other borrowed funds	521,565	1,228	0.95%	503,816	1,040	0.84%
Total interest bearing liabilities	7,834,838	7,675	0.39%	7,137,021	7,382	0.42%
Other liabilities	96,701			88,143
Total liabilities	7,931,539			7,225,164
Stockholders’ Equity
Common stock	761			752
Paid-in capital	736,398			712,127
Retained earnings	351,536			314,004
Accumulated other comprehensive income	7,168			19,689
Total stockholders’ equity	1,095,863			1,046,572
Total liabilities and stockholders’ equity	$9,027,402			$8,271,736
Net interest income (tax-equivalent)		$84,499			$76,975
Net interest spread (tax-equivalent)			3.98%			3.99%
Net interest margin (tax-equivalent)			4.01%			4.03%

__________

[1]	Includes tax effect of $832 thousand and $583 thousand on tax-exempt municipal loan and lease income for the three months ended March 31, 2016 and 2015, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $6.6 million and $5.9 million on tax-exempt investment securities income for the three months ended March 31, 2016 and 2015, respectively.

[4]	Includes tax effect of $352 thousand and $362 thousand on federal income tax credits for the three months ended March 31, 2016 and 2015, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Three Months ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$888	(364)	524
Commercial loans (tax-equivalent)	6,137	(407)	5,730
Consumer and other loans	651	(685)	(34)
Investment securities (tax-equivalent)	1,319	278	1,597
Total interest income	8,995	(1,178)	7,817
Interest expense
NOW and DDA accounts	35	(10)	25
Savings accounts	20	(5)	15
Money market deposit accounts	47	(11)	36
Certificate accounts	(131)	(148)	(279)
Wholesale deposits	768	83	851
FHLB advances	84	(627)	(543)
Repurchase agreements and other borrowed funds	49	139	188
Total interest expense	872	(579)	293
Net interest income (tax-equivalent)	$8,123	(599)	7,524

Net interest income (tax-equivalent) increased $7.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in current quarter net interest income compared to the prior year first quarter primarily resulted from increased growth of the Company’s commercial loan portfolio along with an increased growth and yield on the investment portfolio. The increase in interest expense was driven by an increased amount of wholesale deposits and increased interest expense associated with an interest rate swap which started interest expense accruals in the fourth quarter of 2015.

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

The Company’s assessment of market risk as of March 31, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2015 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2015 Annual Report. The risks and uncertainties described in the 2015 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

May 6, 2016	/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

May 6, 2016	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO