Form 10-Q
period 2016-06-30
GLACIER BANCORP INC
filed 2016-08-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 18, 2016 was 76,172,299. No preferred shares are issued or outstanding.

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
SEC – United States Securities and Exchange Commission
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Cash on hand and in banks	$147,748	117,137
Federal funds sold	—	6,080
Interest bearing cash deposits	12,585	70,036
Cash and cash equivalents	160,333	193,253
Investment securities, available-for-sale	2,487,955	2,610,760
Investment securities, held-to-maturity	680,574	702,072
Total investment securities	3,168,529	3,312,832
Loans held for sale	74,140	56,514
Loans receivable	5,378,617	5,078,681
Allowance for loan and lease losses	(132,386)	(129,697)
Loans receivable, net	5,246,231	4,948,984
Premises and equipment, net	177,911	194,030
Other real estate owned	24,370	26,815
Accrued interest receivable	47,554	44,524
Deferred tax asset	46,488	58,475
Core deposit intangible, net	12,970	14,555
Goodwill	140,638	140,638
Non-marketable equity securities	24,791	27,495
Other assets	75,487	71,117
Total assets	$9,199,442	9,089,232
Liabilities
Non-interest bearing deposits	$1,907,026	1,918,310
Interest bearing deposits	5,181,790	5,026,698
Securities sold under agreements to repurchase	414,327	423,414
Federal Home Loan Bank advances	328,832	394,131
Other borrowed funds	4,926	6,602
Subordinated debentures	125,920	125,848
Accrued interest payable	3,486	3,517
Other liabilities	108,476	114,062
Total liabilities	8,074,783	8,012,582
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	762	761
Paid-in capital	737,379	736,368
Retained earnings - substantially restricted	366,105	337,532
Accumulated other comprehensive income	20,413	1,989
Total stockholders’ equity	1,124,659	1,076,650
Total liabilities and stockholders’ equity	$9,199,442	9,089,232
Number of common stock shares issued and outstanding	76,171,580	76,086,288

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Income
Investment securities	$23,037	21,959	46,920	44,918
Residential real estate loans	8,124	7,942	16,409	15,703
Commercial loans	47,002	40,698	91,505	79,720
Consumer and other loans	7,906	8,018	15,616	15,762
Total interest income	86,069	78,617	170,450	156,103
Interest Expense
Deposits	4,560	4,112	9,355	8,259
Securities sold under agreements to repurchase	275	232	593	473
Federal Home Loan Bank advances	1,665	2,217	3,317	4,412
Other borrowed funds	14	15	32	42
Subordinated debentures	910	793	1,802	1,565
Total interest expense	7,424	7,369	15,099	14,751
Net Interest Income	78,645	71,248	155,351	141,352
Provision for loan losses	—	282	568	1,047
Net interest income after provision for loan losses	78,645	70,966	154,783	140,305
Non-Interest Income
Service charges and other fees	15,772	15,062	30,453	28,511
Miscellaneous loan fees and charges	1,163	1,142	2,184	2,299
Gain on sale of loans	8,257	7,600	14,249	13,030
Loss on sale of investments	(220)	(98)	(112)	(93)
Other income	1,787	2,096	4,237	4,748
Total non-interest income	26,759	25,802	51,011	48,495
Non-Interest Expense
Compensation and employee benefits	37,560	32,729	74,501	64,973
Occupancy and equipment	6,443	6,432	13,119	12,492
Advertising and promotions	2,085	2,240	4,210	4,167
Data processing	3,938	2,971	7,311	5,522
Other real estate owned	214	1,377	604	2,135
Regulatory assessments and insurance	1,066	1,006	2,574	2,311
Core deposit intangibles amortization	788	755	1,585	1,486
Other expenses	12,367	12,435	22,913	22,356
Total non-interest expense	64,461	59,945	126,817	115,442
Income Before Income Taxes	40,943	36,823	78,977	73,358
Federal and state income tax expense	10,492	7,488	19,844	16,353
Net Income	$30,451	29,335	59,133	57,005
Basic earnings per share	$0.40	0.39	0.78	0.76
Diluted earnings per share	$0.40	0.39	0.78	0.76
Dividends declared per share	$0.20	0.19	0.40	0.37
Average outstanding shares - basic	76,170,734	75,530,591	76,148,493	75,369,366
Average outstanding shares - diluted	76,205,069	75,565,655	76,191,655	75,407,621

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$30,451	29,335	59,133	57,005
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	26,961	(25,750)	40,559	(20,569)
Reclassification adjustment for losses included in net income	118	49	57	45
Net unrealized gains (losses) on available-for-sale securities	27,079	(25,701)	40,616	(20,524)
Tax effect	(10,491)	9,957	(15,735)	7,978
Net of tax amount	16,588	(15,744)	24,881	(12,546)
Unrealized (losses) gains on derivatives used for cash flow hedges	(4,020)	3,896	(13,948)	(2,097)
Reclassification adjustment for losses included in net income	1,578	1,257	3,407	2,508
Net unrealized (losses) gains on derivatives used for cash flow hedges	(2,442)	5,153	(10,541)	411
Tax effect	946	(1,996)	4,084	(169)
Net of tax amount	(1,496)	3,157	(6,457)	242
Total other comprehensive income (loss), net of tax	15,092	(12,587)	18,424	(12,304)
Total Comprehensive Income	$45,543	16,748	77,557	44,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2016 and 2015

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income	—	—	—	57,005	(12,304)	44,701
Cash dividends declared ($0.37 per share)	—	—	—	(28,019)	—	(28,019)
Stock issuances under stock incentive plans	61,522	1	(300)	—	—	(299)
Stock issued in connection with acquisitions	443,644	4	10,772	—	—	10,776
Stock-based compensation and related taxes	—	—	1,245	—	—	1,245
Balance at June 30, 2015	75,531,258	$755	720,073	330,183	5,440	1,056,451
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income	—	—	—	59,133	18,424	77,557
Cash dividends declared ($0.40 per share)	—	—	—	(30,560)	—	(30,560)
Stock issuances under stock incentive plans	85,292	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,012	—	—	1,012
Balance at June 30, 2016	76,171,580	$762	737,379	366,105	20,413	1,124,659

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015
Operating Activities
Net income	$59,133	57,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	568	1,047
Net amortization of investment securities premiums and discounts	13,423	13,376
Loans held for sale originated or acquired	(481,713)	(449,630)
Proceeds from sales of loans held for sale	482,533	460,799
Gain on sale of loans	(14,249)	(13,030)
Loss on sale of investments	112	93
Stock-based compensation expense, net of tax benefits	459	700
Excess tax benefits from stock-based compensation	(15)	(102)
Depreciation of premises and equipment	7,532	6,658
(Gain) loss on sale of other real estate owned and write-downs, net	(22)	619
Amortization of core deposit intangibles	1,585	1,486
Net increase in accrued interest receivable	(3,030)	(3,173)
Net (increase) decrease in other assets	(3,484)	3,983
Net decrease in accrued interest payable	(31)	(496)
Net decrease in other liabilities	(8,552)	(2,405)
Net cash provided by operating activities	54,249	76,930
Investing Activities
Sales of available-for-sale securities	20,539	35,558
Maturities, prepayments and calls of available-for-sale securities	319,271	346,230
Purchases of available-for-sale securities	(188,827)	(347,212)
Maturities, prepayments and calls of held-to-maturity securities	21,625	10,065
Purchases of held-to-maturity securities	(1,222)	(83,004)
Principal collected on loans	765,468	723,316
Loans originated or acquired	(1,070,512)	(967,774)
Net decrease (increase) of premises and equipment and other real estate owned	8,451	(7,403)
Proceeds from sale of other real estate owned	5,636	6,288
Net proceeds from sale of non-marketable equity securities	2,705	29,877
Net cash received in acquisitions	—	19,712
Net cash used in investing activities	(116,866)	(234,347)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015
Financing Activities
Net increase in deposits	$143,808	66,625
Net (decrease) increase in securities sold under agreements to repurchase	(9,087)	10,472
Net decrease in short-term Federal Home Loan Bank advances	(40,000)	—
Proceeds from long-term Federal Home Loan Bank advances	—	50,000
Repayments of long-term Federal Home Loan Bank advances	(25,299)	(19,410)
Net decrease in other borrowed funds	(1,604)	(575)
Cash dividends paid	(38,136)	(36,188)
Excess tax benefits from stock-based compensation	15	102
Stock-based compensation activity	—	(299)
Net cash provided by financing activities	29,697	70,727
Net decrease in cash and cash equivalents	(32,920)	(86,690)
Cash and cash equivalents at beginning of period	193,253	442,409
Cash and cash equivalents at end of period	$160,333	355,719
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$15,129	15,248
Cash paid during the period for income taxes	18,252	15,961
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$602	265
Transfer of loans to other real estate owned	3,635	5,181
Dividend declared but not paid	15,317	14,388
Acquisitions
Fair value of common stock shares issued	—	10,776
Cash consideration for outstanding shares	—	12,219
Fair value of assets acquired	—	174,637
Liabilities assumed	—	152,779

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2016, the results of operations and comprehensive income for the three and six month periods ended June 30, 2016 and 2015, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2016 and 2015. The condensed consolidated statement of financial condition of the Company as of December 31, 2015 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results anticipated for the year ending December 31, 2016.

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

Pending Acquisition
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

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

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

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principals for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	June 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$43,573	33	(220)	43,386
U.S. government sponsored enterprises	46,307	592	—	46,899
State and local governments	858,382	49,742	(5,335)	902,789
Corporate bonds	434,209	3,076	(192)	437,093
Residential mortgage-backed securities	1,042,121	16,219	(552)	1,057,788
Total available-for-sale	2,424,592	69,662	(6,299)	2,487,955
Held-to-maturity
State and local governments	680,574	48,980	(3,189)	726,365
Total held-to-maturity	680,574	48,980	(3,189)	726,365
Total investment securities	$3,105,166	118,642	(9,488)	3,214,320

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$47,868	15	(432)	47,451
U.S. government sponsored enterprises	93,230	100	(163)	93,167
State and local governments	856,738	34,159	(5,878)	885,019
Corporate bonds	386,629	611	(3,077)	384,163
Residential mortgage-backed securities	1,203,548	6,180	(8,768)	1,200,960
Total available-for-sale	2,588,013	41,065	(18,318)	2,610,760
Held-to-maturity
State and local governments	702,072	31,863	(4,422)	729,513
Total held-to-maturity	702,072	31,863	(4,422)	729,513
Total investment securities	$3,290,085	72,928	(22,740)	3,340,273

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2016. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$142,316	142,834	—	—
Due after one year through five years	467,688	472,160	—	—
Due after five years through ten years	176,826	187,546	39,376	41,965
Due after ten years	595,641	627,627	641,198	684,400
	1,382,471	1,430,167	680,574	726,365
Residential mortgage-backed securities [1]	1,042,121	1,057,788	—	—
Total	$2,424,592	2,487,955	680,574	726,365
__________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Available-for-sale
Proceeds from sales and calls of investment securities	$29,861	11,918	88,484	74,621
Gross realized gains [1]	143	43	943	82
Gross realized losses [1]	(261)	(92)	(1,000)	(127)
Held-to-maturity
Proceeds from calls of investment securities	10,470	9,605	21,625	10,065
Gross realized gains [1]	44	14	91	15
Gross realized losses [1]	(146)	(63)	(146)	(63)
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,686	(2)	34,603	(218)	36,289	(220)
State and local governments	15,644	(239)	123,203	(5,096)	138,847	(5,335)
Corporate bonds	36,068	(97)	18,521	(95)	54,589	(192)
Residential mortgage-backed securities	63,098	(271)	28,018	(281)	91,116	(552)
Total available-for-sale	$116,496	(609)	204,345	(5,690)	320,841	(6,299)
Held-to-maturity
State and local governments	$2,967	(73)	90,809	(3,116)	93,776	(3,189)
Total held-to-maturity	$2,967	(73)	90,809	(3,116)	93,776	(3,189)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$42,493	(432)	2	—	42,495	(432)
U.S. government sponsored enterprises	60,010	(163)	—	—	60,010	(163)
State and local governments	102,422	(1,629)	115,943	(4,249)	218,365	(5,878)
Corporate bonds	228,258	(1,812)	13,962	(1,265)	242,220	(3,077)
Residential mortgage-backed securities	730,412	(7,226)	53,021	(1,542)	783,433	(8,768)
Total available-for-sale	$1,163,595	(11,262)	182,928	(7,056)	1,346,523	(18,318)
Held-to-maturity
State and local governments	$42,322	(594)	81,709	(3,828)	124,031	(4,422)
Total held-to-maturity	$42,322	(594)	81,709	(3,828)	124,031	(4,422)

Based on an analysis of its investment securities with unrealized losses as of June 30, 2016 and December 31, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At June 30, 2016, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2016	December 31, 2015
Residential real estate loans	$672,895	688,912
Commercial loans
Real estate	2,773,298	2,633,953
Other commercial	1,258,227	1,099,564
Total	4,031,525	3,733,517
Consumer and other loans
Home equity	431,659	420,901
Other consumer	242,538	235,351
Total	674,197	656,252
Loans receivable [1]	5,378,617	5,078,681
Allowance for loan and lease losses	(132,386)	(129,697)
Loans receivable, net	$5,246,231	4,948,984
Weighted-average interest rate on loans (tax-equivalent)	4.83%	4.84%
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $12,188,000 and $15,529,000 at June 30, 2016 and December 31, 2015, respectively.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,071	13,196	67,046	36,054	8,149	5,626
Provision for loan losses	—	699	(2,617)	654	447	817
Charge-offs	(1,369)	(255)	(34)	(267)	31	(844)
Recoveries	3,684	26	2,414	590	2	652
Balance at end of period	$132,386	13,666	66,809	37,031	8,629	6,251

	Three Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,856	15,131	67,327	31,515	9,519	6,364
Provision for loan losses	282	(258)	491	532	(559)	76
Charge-offs	(1,301)	(44)	(303)	(675)	(122)	(157)
Recoveries	1,682	21	1,182	111	108	260
Balance at end of period	$130,519	14,850	68,697	31,483	8,946	6,543

	Six Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	568	(450)	(3,490)	4,374	(346)	480
Charge-offs	(2,532)	(355)	(287)	(591)	(198)	(1,101)
Recoveries	4,653	44	2,709	723	175	1,002
Balance at end of period	$132,386	13,666	66,809	37,031	8,629	6,251

	Six Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	1,047	182	205	1,644	(1,018)	34
Charge-offs	(2,598)	(58)	(748)	(1,369)	(153)	(270)
Recoveries	2,317	46	1,441	317	154	359
Balance at end of period	$130,519	14,850	68,697	31,483	8,946	6,543

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$4,365	215	877	2,761	118	394
Collectively evaluated for impairment	128,021	13,451	65,932	34,270	8,511	5,857
Total allowance for loan and lease losses	$132,386	13,666	66,809	37,031	8,629	6,251
Loans receivable
Individually evaluated for impairment	$130,803	18,248	75,739	27,133	6,442	3,241
Collectively evaluated for impairment	5,247,814	654,647	2,697,559	1,231,094	425,217	239,297
Total loans receivable	$5,378,617	672,895	2,773,298	1,258,227	431,659	242,538

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$8,124	782	1,629	5,277	64	372
Collectively evaluated for impairment	121,573	13,645	66,248	27,248	8,934	5,498
Total allowance for loan and lease losses	$129,697	14,427	67,877	32,525	8,998	5,870
Loans receivable
Individually evaluated for impairment	$140,773	20,767	85,845	23,874	6,493	3,794
Collectively evaluated for impairment	4,937,908	668,145	2,548,108	1,075,690	414,408	231,557
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three or Six Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$23,744	3,176	10,068	9,188	156	1,156
Unpaid principal balance	23,991	3,243	10,084	9,307	165	1,192
Specific valuation allowance	4,365	215	877	2,761	118	394
Average balance - three months	27,688	5,338	10,073	10,669	306	1,302
Average balance - six months	30,020	6,310	10,900	11,087	238	1,485
Loans without a specific valuation allowance
Recorded balance	$107,059	15,072	65,671	17,945	6,286	2,085
Unpaid principal balance	131,848	16,617	82,908	22,932	7,221	2,170
Average balance - three months	108,147	14,306	68,717	16,842	6,194	2,088
Average balance - six months	107,461	13,709	70,241	15,212	6,259	2,040
Total
Recorded balance	$130,803	18,248	75,739	27,133	6,442	3,241
Unpaid principal balance	155,839	19,860	92,992	32,239	7,386	3,362
Specific valuation allowance	4,365	215	877	2,761	118	394
Average balance - three months	135,835	19,644	78,790	27,511	6,500	3,390
Average balance - six months	137,481	20,019	81,141	26,299	6,497	3,525

	At or for the Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,683	8,253	12,554	11,923	102	1,851
Unpaid principal balance	36,157	9,198	12,581	12,335	109	1,934
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	36,176	6,393	15,827	11,768	426	1,762
Loans without a specific valuation allowance
Recorded balance	$106,090	12,514	73,291	11,951	6,391	1,943
Unpaid principal balance	132,718	13,969	94,028	15,539	7,153	2,029
Average balance	116,356	13,615	78,684	15,479	6,350	2,228
Total
Recorded balance	$140,773	20,767	85,845	23,874	6,493	3,794
Unpaid principal balance	168,875	23,167	106,609	27,874	7,262	3,963
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	152,532	20,008	94,511	27,247	6,776	3,990

Interest income recognized on impaired loans for the six months ended June 30, 2016 and 2015 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$18,253	453	7,515	6,709	2,872	704
Accruing loans 60-89 days past due	5,226	1,183	885	1,910	385	863
Accruing loans 90 days or more past due	6,194	772	1,924	3,115	382	1
Non-accrual loans	45,017	4,409	23,147	11,308	5,572	581
Total past due and non-accrual loans	74,690	6,817	33,471	23,042	9,211	2,149
Current loans receivable	5,303,927	666,078	2,739,827	1,235,185	422,448	240,389
Total loans receivable	$5,378,617	672,895	2,773,298	1,258,227	431,659	242,538

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,801	4,895	4,393	3,564	1,601	1,348
Accruing loans 60-89 days past due	3,612	961	1,841	286	280	244
Accruing loans 90 days or more past due	2,131	—	231	1,820	15	65
Non-accrual loans	51,133	8,073	28,819	7,691	6,022	528
Total past due and non-accrual loans	72,677	13,929	35,284	13,361	7,918	2,185
Current loans receivable	5,006,004	674,983	2,598,669	1,086,203	412,983	233,166
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	19	—	5	13	1	—
Pre-modification recorded balance	$4,912	—	2,147	2,704	61	—
Post-modification recorded balance	$4,936	—	2,147	2,728	61	—
TDRs that subsequently defaulted
Number of loans	11	1	1	3	—	6
Recorded balance	$2,933	1,918	570	316	—	129

	Three Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	15	—	7	5	—	3
Pre-modification recorded balance	$4,038	—	2,828	1,006	—	204
Post-modification recorded balance	$3,744	—	2,748	792	—	204
TDRs that subsequently defaulted
Number of loans	2	—	—	1	—	1
Recorded balance	$101	—	—	99	—	2

	Six Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	22	—	6	14	2	—
Pre-modification recorded balance	$13,871	—	2,203	11,459	209	—
Post-modification recorded balance	$13,895	—	2,203	11,483	209	—
TDRs that subsequently defaulted
Number of loans	11	1	1	3	—	6
Recorded balance	$2,933	1,918	570	316	—	129

	Six Months ended June 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	20	—	9	8	—	3
Pre-modification recorded balance	$7,123	—	5,010	1,909	—	204
Post-modification recorded balance	$6,829	—	4,930	1,695	—	204
TDRs that subsequently defaulted
Number of loans	4	—	—	1	2	1
Recorded balance	$217	—	—	99	116	2

The modifications for the TDRs that occurred during the six months ended June 30, 2016 and 2015 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $3,649,000 and $5,494,000 for the six months ended June 30, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate and commercial real estate for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had $4,044,000 and $3,253,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2016 and December 31, 2015, the Company had $4,173,000 and $1,496,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net carrying value at beginning of period	$140,638	130,843	140,638	129,706
Acquisitions	—	—	—	1,137
Net carrying value at end of period	$140,638	130,843	140,638	130,843

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Gross carrying value	$180,797	180,797
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$140,638	140,638
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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Loans receivable	$49,260	57,126
Premises and equipment, net	—	13,503
Accrued interest receivable	167	117
Other assets	1,198	1,429
Total assets	$50,625	72,175
Liabilities
Other borrowed funds	$4,555	6,195
Accrued interest payable	4	9
Other liabilities	47	139
Total liabilities	$4,606	6,343

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships with carrying values of $4,904,000 as of June 30, 2016. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $10,018,000 at June 30, 2016. The Company expects to fulfill these commitments during 2017. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2016.

The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the six months ended June 30, 2016 and 2015. Amortization expense is recognized as a component of income tax expense.

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amortization expense	$354	251	609	503
Tax credits and other tax benefits recognized	431	391	823	782

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $414,327,000 and $423,414,000 at June 30, 2016 and December 31, 2015, respectively, and are secured by investment securities with carrying values of $426,366,000 and $446,838,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$412,863	1,464	414,327

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government sponsored enterprises	$12,507	—	12,507
Residential mortgage-backed securities	408,460	2,447	410,907
	$420,967	2,447	423,414

Note 7. Derivatives and Hedging Activities

As of June 30, 2016, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the six months ended June 30, 2016 and 2015. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $3,995,000 and $2,717,000 during 2016 and 2015, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $7,903,000 of the unrealized loss reported in other comprehensive income at June 30, 2016 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps
Amount of (loss) gain recognized in OCI (effective portion)	$(4,020)	3,896	(13,948)	(2,097)
Amount of loss reclassified from OCI to interest expense	(1,578)	(1,257)	(3,407)	(2,508)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$30,040	—	30,040	19,499	—	19,499

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $33,999,000 at June 30, 2016. There was $0 collateral pledged from the counterparty to the Company as of June 30, 2016. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Debit card expenses	$2,252	1,533	4,101	2,885
Consulting and outside services	1,492	1,804	2,506	3,275
Telephone	983	828	1,943	1,637
Loan expenses	955	1,182	1,738	1,791
Checking and operating expenses	998	742	1,692	1,447
Printing and supplies	728	906	1,671	1,696
Postage	790	927	1,670	1,841
Employee expenses	925	661	1,504	1,157
VIE write-downs and other expenses	402	1,694	1,041	2,301
Business development	543	330	885	638
Legal fees	474	183	711	448
Accounting and audit fees	309	409	700	859
ATM expenses	263	303	518	569
Other	1,253	933	2,233	1,812
Total other expenses	$12,367	12,435	22,913	22,356

Note 9. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive (loss) income before reclassification	(12,574)	(1,294)	(13,868)
Amounts reclassified from accumulated other comprehensive income	28	1,536	1,564
Net current period other comprehensive (loss) income	(12,546)	242	(12,304)
Balance at June 30, 2015	$15,399	(9,959)	5,440
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive income (loss) before reclassification	24,846	(8,544)	16,302
Amounts reclassified from accumulated other comprehensive income	35	2,087	2,122
Net current period other comprehensive income (loss)	24,881	(6,457)	18,424
Balance at June 30, 2016	$38,816	(18,403)	20,413

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income available to common stockholders, basic and diluted	$30,451	29,335	59,133	57,005
Average outstanding shares - basic	76,170,734	75,530,591	76,148,493	75,369,366
Add: dilutive stock options and awards	34,335	35,064	43,162	38,255
Average outstanding shares - diluted	76,205,069	75,565,655	76,191,655	75,407,621
Basic earnings per share	$0.40	0.39	0.78	0.76
Diluted earnings per share	$0.40	0.39	0.78	0.76

There were no stock options or restricted stock awards excluded from the diluted average outstanding share calculation for the six months ended June 30, 2016 and 2015, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2016 and 2015.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2016.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$43,386	—	43,386	—
U.S. government sponsored enterprises	46,899	—	46,899	—
State and local governments	902,789	—	902,789	—
Corporate bonds	437,093	—	437,093	—
Residential mortgage-backed securities	1,057,788	—	1,057,788	—
Total assets measured at fair value on a recurring basis	$2,487,955	—	2,487,955	—
Interest rate swaps	$30,040	—	30,040	—
Total liabilities measured at fair value on a recurring basis	$30,040	—	30,040	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$47,451	—	47,451	—
U.S. government sponsored enterprises	93,167	—	93,167	—
State and local governments	885,019	—	885,019	—
Corporate bonds	384,163	—	384,163	—
Residential mortgage-backed securities	1,200,960	—	1,200,960	—
Total assets measured at fair value on a recurring basis	$2,610,760	—	2,610,760	—
Interest rate swaps	$19,499	—	19,499	—
Total liabilities measured at fair value on a recurring basis	$19,499	—	19,499	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2016.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$692	—	—	692
Collateral-dependent impaired loans, net of ALLL	8,146	—	—	8,146
Total assets measured at fair value on a non-recurring basis	$8,838	—	—	8,838

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,609	—	—	7,609
Collateral-dependent impaired loans, net of ALLL	12,938	—	—	12,938
Total assets measured at fair value on a non-recurring basis	$20,547	—	—	20,547

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$560	Sales comparison approach	Selling costs	8.0% - 10.0% (8.0%)
	132	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$692
Collateral-dependent impaired loans, net of ALLL	$201	Cost approach	Selling costs	8.0% - 20.0% (12.2%)
	3,523	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	4,422	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$8,146

	Fair Value December 31, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$4,067	Sales comparison approach	Selling costs	7.0% - 10.0% (7.9%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$7,609
Collateral-dependent impaired loans, net of ALLL	$162	Cost approach	Selling costs	0.0% - 20.0% (6.1%)
	9,465	Sales comparison approach	Selling costs	8.0% - 20.0% (8.9%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	3,311	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$160,333	160,333	—	—
Investment securities, available-for-sale	2,487,955	—	2,487,955	—
Investment securities, held-to-maturity	680,574	—	726,365	—
Loans held for sale	74,140	74,140	—	—
Loans receivable, net of ALLL	5,246,231	—	5,083,867	126,438
Accrued interest receivable	47,554	47,554	—	—
Non-marketable equity securities	24,791	—	24,791	—
Total financial assets	$8,721,578	282,027	8,322,978	126,438
Financial liabilities
Deposits	$7,088,816	5,732,871	1,358,788	—
FHLB advances	328,832	—	340,623	—
Repurchase agreements and other borrowed funds	419,253	—	419,253	—
Subordinated debentures	125,920	—	80,573	—
Accrued interest payable	3,486	3,486	—	—
Interest rate swaps	30,040	—	30,040	—
Total financial liabilities	$7,996,347	5,736,357	2,229,277	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$193,253	193,253	—	—
Investment securities, available-for-sale	2,610,760	—	2,610,760	—
Investment securities, held-to-maturity	702,072	—	729,513	—
Loans held for sale	56,514	56,514	—	—
Loans receivable, net of ALLL	4,948,984	—	4,851,934	132,649
Accrued interest receivable	44,524	44,524	—	—
Non-marketable equity securities	27,495	—	27,495	—
Total financial assets	$8,583,602	294,291	8,219,702	132,649
Financial liabilities
Deposits	$6,945,008	5,654,638	1,293,506	—
FHLB advances	394,131	—	401,530	—
Repurchase agreements and other borrowed funds	430,016	—	430,016	—
Subordinated debentures	125,848	—	81,840	—
Accrued interest payable	3,517	3,517	—	—
Interest rate swaps	19,499	—	19,499	—
Total financial liabilities	$7,918,019	5,658,155	2,226,391	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015
Operating results
Net income	$30,451	28,682	29,335	59,133	57,005
Basic earnings per share	$0.40	0.38	0.39	0.78	0.76
Diluted earnings per share	$0.40	0.38	0.39	0.78	0.76
Dividends declared per share [1]	$0.20	0.20	0.19	0.40	0.37
Market value per share
Closing	$26.58	25.42	29.42	26.58	29.42
High	$27.68	26.34	30.08	27.68	30.08
Low	$24.31	22.19	24.76	22.19	22.27
Selected ratios and other data
Number of common stock shares outstanding	76,171,580	76,168,388	75,531,258	76,171,580	75,531,258
Average outstanding shares - basic	76,170,734	76,126,251	75,530,591	76,148,493	75,369,366
Average outstanding shares - diluted	76,205,069	76,173,417	75,565,655	76,191,655	75,407,621
Return on average assets (annualized)	1.34%	1.28%	1.39%	1.31%	1.37%
Return on average equity (annualized)	10.99%	10.53%	11.05%	10.76%	10.89%
Efficiency ratio	56.10%	56.53%	55.91%	56.31%	55.36%
Dividend payout ratio	50.00%	52.63%	48.72%	51.28%	48.68%
Loan to deposit ratio	76.92%	74.65%	74.11%	76.92%	74.11%
Number of full time equivalent employees	2,210	2,184	2,058	2,210	2,058
Number of locations	143	144	135	143	135
Number of ATMs	167	167	158	167	158

The Company reported net income of $30.5 million for the current quarter, an increase of $1.1 million, or 4 percent, from the $29.3 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.40 per share, an increase of $0.01, or 3 percent, from the prior year second quarter diluted earnings per share of $0.39. Included in the current quarter was $1.0 million of acquisition-related expenses, including conversion expenses, and $1.3 million of expenses related to the Company’s consolidation of its bank divisions’ core database systems (Core Consolidation Project or “CCP”) including expenses related to the re-issuance of debit cards with chip technology. The Company has completed the CCP conversion project for six of its thirteen bank divisions and is expecting to complete the project by year end.

Net income for the six months ended June 30, 2016 was $59.1 million, an increase of $2.1 million, or 4 percent, from the $57.0 million of net income for the first six months of the prior year. Diluted earnings per share for the first half of 2016 was $0.78 per share, an increase of $0.02, or 3 percent, from the diluted earnings per share of $0.76 for the first six months of the prior year.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015
Cash and cash equivalents	$160,333	150,861	193,253	355,719	9,472	(32,920)	(195,386)
Investment securities, available-for-sale	2,487,955	2,604,625	2,610,760	2,361,830	(116,670)	(122,805)	126,125
Investment securities, held-to-maturity	680,574	691,663	702,072	593,314	(11,089)	(21,498)	87,260
Total investment securities	3,168,529	3,296,288	3,312,832	2,955,144	(127,759)	(144,303)	213,385
Loans receivable
Residential real estate	672,895	685,026	688,912	635,674	(12,131)	(16,017)	37,221
Commercial real estate	2,773,298	2,680,691	2,633,953	2,454,369	92,607	139,345	318,929
Other commercial	1,258,227	1,172,956	1,099,564	1,074,905	85,271	158,663	183,322
Home equity	431,659	423,895	420,901	410,708	7,764	10,758	20,951
Other consumer	242,538	234,625	235,351	231,775	7,913	7,187	10,763
Loans receivable	5,378,617	5,197,193	5,078,681	4,807,431	181,424	299,936	571,186
Allowance for loan and lease losses	(132,386)	(130,071)	(129,697)	(130,519)	(2,315)	(2,689)	(1,867)
Loans receivable, net	5,246,231	5,067,122	4,948,984	4,676,912	179,109	297,247	569,319
Other assets	624,349	606,471	634,163	602,035	17,878	(9,814)	22,314
Total assets	$9,199,442	9,120,742	9,089,232	8,589,810	78,700	110,210	609,632

Total investment securities of $3.169 billion at June 30, 2016 decreased $128 million, or 4 percent, during the current quarter. The decrease in the investment portfolio resulted from the Company redeploying the investment securities portfolio cash flow into the Company’s higher yielding loan portfolio. Investment securities represented 34 percent of total assets at June 30, 2016 compared to 36 percent of total assets at December 31, 2015 and 34 percent at June 30, 2015.

The Company experienced a 14 percent annualized loan growth rate during the current quarter. The loan portfolio increased $181 million, or 3 percent, during the current quarter. The loan category with the largest dollar increase was commercial real estate which increased $92.6 million, or 3 percent. The loan category with the largest percentage increase during the current quarter was other commercial loans which increased $85.3 million, or 7 percent. Included in other commercial loans are agriculture production, municipal, and other commercial and industrial loans, all of which increased during the current quarter. Excluding the acquisition of Cañon Bank Corporation and its subsidiary, Cañon National Bank (collectively, “Cañon”) in October 2015, the loan portfolio increased $411 million, or 9 percent, since June 30, 2015 with $209 million and $167 million of the increase coming from growth in commercial real estate and other commercial loans, respectively.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015
Deposits
Non-interest bearing deposits	$1,907,026	1,887,004	1,918,310	1,731,015	20,022	(11,284)	176,011
NOW and DDA accounts	1,495,952	1,448,454	1,516,026	1,396,997	47,498	(20,074)	98,955
Savings accounts	926,865	879,541	838,274	751,519	47,324	88,591	175,346
Money market deposit accounts	1,403,028	1,411,970	1,382,028	1,335,625	(8,942)	21,000	67,403
Certificate accounts	1,017,681	1,063,735	1,060,650	1,146,178	(46,054)	(42,969)	(128,497)
Core deposits, total	6,750,552	6,690,704	6,715,288	6,361,334	59,848	35,264	389,218
Wholesale deposits	338,264	325,490	229,720	197,323	12,774	108,544	140,941
Deposits, total	7,088,816	7,016,194	6,945,008	6,558,657	72,622	143,808	530,159
Securities sold under agreements to repurchase	414,327	445,960	423,414	408,935	(31,633)	(9,087)	5,392
Federal Home Loan Bank advances	328,832	313,969	394,131	329,470	14,863	(65,299)	(638)
Other borrowed funds	4,926	6,633	6,602	6,665	(1,707)	(1,676)	(1,739)
Subordinated debentures	125,920	125,884	125,848	125,776	36	72	144
Other liabilities	111,962	118,422	117,579	103,856	(6,460)	(5,617)	8,106
Total liabilities	$8,074,783	8,027,062	8,012,582	7,533,359	47,721	62,201	541,424

Non-interest bearing deposits of $1.907 billion at June 30, 2016, increased $20 million, or 1 percent, from the prior quarter which was driven by seasonal fluctuations and a strong inflow of new accounts. Excluding the Cañon acquisition, non-interest bearing deposits increased $86.9 million, or 5 percent, from June 30, 2015. Core interest bearing deposits of $4.844 billion at June 30, 2016, increased $39.8 million, or 1 percent, from the prior quarter. Excluding the Cañon acquisition, core interest bearing deposits at June 30, 2016 increased $65.0 million, or 1 percent, from June 30, 2015. Wholesale deposits (i.e., brokered deposits classified as NOW, DDA, money market deposit and certificate accounts) of $338 million at June 30, 2016 increased $109 million since December 31, 2015 and increased $141 million over the prior year second quarter. A majority of the increase was driven by a need to obtain wholesale deposits necessary for an interest rate swap.

Securities sold under agreements to repurchase (“repurchase agreements”) of $414 million at June 30, 2016 decreased $31.6 million, or 7 percent, from the prior quarter and increased $5.4 million, or 1 percent, from the prior year second quarter. Repurchase agreements fluctuated as certain customers had significant deposit cash flows. Federal Home Loan Bank (“FHLB”) advances of $329 million at June 30, 2016 increased $14.9 million, or 4 percent, during the current quarter to supplement the need for additional borrowings due to the loan growth in excess of deposit growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015
Common equity	$1,104,246	1,088,359	1,074,661	1,051,011	15,887	29,585	53,235
Accumulated other comprehensive income	20,413	5,321	1,989	5,440	15,092	18,424	14,973
Total stockholders’ equity	1,124,659	1,093,680	1,076,650	1,056,451	30,979	48,009	68,208
Goodwill and core deposit intangible, net	(153,608)	(154,396)	(155,193)	(142,344)	788	1,585	(11,264)
Tangible stockholders’ equity	$971,051	939,284	921,457	914,107	31,767	49,594	56,944

Stockholders’ equity to total assets	12.23%	11.99%	11.85%	12.30%
Tangible stockholders’ equity to total tangible assets	10.73%	10.48%	10.31%	10.82%
Book value per common share	$14.76	14.36	14.15	13.99	0.40	0.61	0.77
Tangible book value per common share	$12.75	12.33	12.11	12.10	0.42	0.64	0.65

Tangible stockholders’ equity of $971 million at June 30, 2016 increased $31.8 million, or 3 percent, from the prior quarter primarily from earnings retention and an increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income was from an increase in unrealized gains on the available-for-sale investment securities portfolio driven by lower interest rates in the current quarter. Tangible stockholders’ equity increased $56.9 million, or 6 percent, from a year ago, the result of earnings retention, an increase in accumulated other comprehensive income and $15.2 million of Company stock issued in connection with the Cañon acquisition; such increases more than offset the increase in goodwill and other intangibles from the Cañon acquisition. At June 30, 2016, the tangible book value per common share was $12.75 an increase of $0.42 per share from $12.33 the prior quarter principally due to earnings retention and the increase in accumulated other comprehensive income. Tangible book value per common share for June 30, 2016, increased $0.65 per share from the prior year second quarter.

Cash Dividend
On June 29, 2016, the Company’s Board of Directors (“Board”) declared a quarterly cash dividend of $0.20 per share. The dividend was payable July 21, 2016 to shareholders of record July 12, 2016. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2016
Compared to March 31, 2016 and June 30, 2015

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2015
Net interest income
Interest income	$86,069	84,381	78,617	1,688	7,452
Interest expense	7,424	7,675	7,369	(251)	55
Total net interest income	78,645	76,706	71,248	1,939	7,397
Non-interest income
Service charges and other fees	15,772	14,681	15,062	1,091	710
Miscellaneous loan fees and charges	1,163	1,021	1,142	142	21
Gain on sale of loans	8,257	5,992	7,600	2,265	657
(Loss) Gain on sale of investments	(220)	108	(98)	(328)	(122)
Other income	1,787	2,450	2,096	(663)	(309)
Total non-interest income	26,759	24,252	25,802	2,507	957
	$105,404	100,958	97,050	4,446	8,354
Net interest margin (tax-equivalent)	4.06%	4.01%	3.98%

Net Interest Income
In the current quarter, interest income of $86.1 million increased $1.7 million, or 2 percent from the prior quarter and was primarily driven by the increase in interest income from commercial loans. Commercial loan income increased $2.5 million, or 6 percent, during the current quarter with $759 thousand attributable to interest income recovered from loans previously placed on non-accrual. Current quarter interest income increased $7.5 million, or 9 percent, over the prior year second quarter because of increases in interest income on commercial loans which increased $6.3 million, or 15 percent, and increases in investment income which increased $1.1 million, or 5 percent.

The current quarter interest expense of $7.4 million decreased $251 thousand, or 3 percent, from the prior quarter and increased $55 thousand from the prior year second quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 38 basis points compared to 39 basis points for the prior quarter and 40 basis points in the prior year second quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.06 percent compared to 4.01 percent in the prior quarter. During the current quarter, the earning asset yield increased by 5 basis points and was primarily the result of a 4 basis points increase from the recovery of interest on loans previously placed on non-accrual. The Company’s current quarter net interest margin increased 8 basis points from the prior year second quarter net interest margin of 3.98 percent. The increase was driven by the shift in earning assets from the lower yielding investment securities to higher yielding loans, the current quarter recovery of interest on loans, and lower funding cost.

Non-interest Income
Non-interest income for the current quarter totaled $26.8 million, an increase of $2.5 million, or 10 percent, from the prior quarter and an increase of $957 thousand, or 4 percent, over the same quarter last year. Service fee income of $15.8 million, increased $1.1 million, or 7 percent, from the prior quarter as a result of seasonal activity, an increase in the number of deposit accounts, and annual vendor incentives. Service fee income for the current quarter increased by $710 thousand, or 5 percent, from the prior year second quarter because of the increased number of deposit accounts. Gain on sale of residential loans for the current quarter increased $2.3 million, or 38 percent, from the prior quarter due to seasonal activity and the low interest rate environment. Gain on sale of residential loans for the current quarter increased $657 thousand, or 9 percent, from the prior year second quarter as the Company benefited from its focus on residential lending and a beneficial interest rate environment for mortgage loans. Included in other income was operating revenue of $40 thousand from other real estate owned (“OREO”) and a gain of $142 thousand from the sale of OREO, a combined total of $182 thousand for the current quarter compared to $214 thousand for the prior quarter and $323 thousand for the prior year second quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2015
Compensation and employee benefits	$37,560	36,941	32,729	619	4,831
Occupancy and equipment	6,443	6,676	6,432	(233)	11
Advertising and promotions	2,085	2,125	2,240	(40)	(155)
Data processing	3,938	3,373	2,971	565	967
Other real estate owned	214	390	1,377	(176)	(1,163)
Regulatory assessments and insurance	1,066	1,508	1,006	(442)	60
Core deposit intangibles amortization	788	797	755	(9)	33
Other expenses	12,367	10,546	12,435	1,821	(68)
Total non-interest expense	$64,461	62,356	59,945	2,105	4,516

Compensation and employee benefits for the current quarter increased by $619 thousand, or 2 percent, from the prior quarter as a result of seasonal fluctuations. Compensation and employee benefits for the current quarter increased by $4.8 million, or 15 percent, from the prior year second quarter due to the increased number of employees, including increases from the Cañon acquisition, and annual salary increases. Current quarter occupancy and equipment expense decreased $233 thousand, or 3 percent, from the prior quarter and increased $11 thousand, or 17 basis points, from the prior year second quarter. The current quarter data processing expense increased $565 thousand, or 17 percent, from the prior quarter and increased $967 thousand from the prior year second quarter; such increases primarily from expenses associated with CCP. The current quarter OREO expense of $214 thousand included $145 thousand of operating expense, $24 thousand of fair value write-downs, and $45 thousand of loss from the sales of OREO. Current quarter other expenses of $12.4 million increased $1.8 million, or 17 percent, from the prior quarter and was driven by increases from acquisition-related expenses, including conversion expenses, and costs associated with CCP. Current quarter other expenses remained stable in total compared to the prior year second quarter, however several areas experienced increases or decreases related to acquisitions, CCP, and expenses connected with equity investments in New Market Tax Credit (“NMTC”) projects.

Efficiency Ratio
The current quarter efficiency ratio was 56.10 percent, a 43 basis points reduction from the prior quarter efficiency ratio of 56.53 percent which was driven by increases in interest income on commercial loans, service charges and gain on sale of residential loans. The current quarter efficiency ratio of 56.10 percent compared to 55.91 percent in the prior year second quarter. The 19 basis points increase in the efficiency ratio was the result of additional costs associated with CCP, which was greater than the benefits experienced in net interest income and non-interest income.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net (Recoveries) Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2016	$—	$(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%
Third quarter 2014	360	364	2.93%	0.39%	1.21%

Net recoveries for the current quarter were $2.3 million compared to net charge-offs of $194 thousand for the prior quarter and net recoveries of $381 thousand from the same quarter last year. The net recoveries and charge-offs continue to trend in the right direction with a fair amount of volatility during the quarters. The Company was fortunate to recover a larger credit during the current quarter that it had been working towards a resolution for some time. There was no current quarter provision for loan losses, compared to $568 thousand in the prior quarter and $282 thousand in the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results for Six Months ended June 30, 2016
Compared to June 30, 2015

Income Summary
The following table summarizes revenue for the periods indicated:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2016	June 30, 2015
Net interest income
Interest income	$170,450	$156,103	$14,347	9%
Interest expense	15,099	14,751	348	2%
Total net interest income	155,351	141,352	13,999	10%
Non-interest income
Service charges and other fees	30,453	28,511	1,942	7%
Miscellaneous loan fees and charges	2,184	2,299	(115)	(5)%
Gain on sale of loans	14,249	13,030	1,219	9%
Loss on sale of investments	(112)	(93)	(19)	20%
Other income	4,237	4,748	(511)	(11)%
Total non-interest income	51,011	48,495	2,516	5%
	$206,362	$189,847	$16,515	9%
Net interest margin (tax-equivalent)	4.04%	4.00%

Net Interest Income
Net interest income for the first six months of the current year was $155.4 million, an increase of $14.0 million, or 10 percent, over the same period last year. Interest income for the first six months of the current year increased $14.3 million, or 9 percent, from the prior year first six months and was principally due to an $11.8 million increase in income from commercial loans. Additional increases included $2.0 million in interest income from investment securities and $706 thousand in interest income from residential loans.

Interest expense of $15.1 million for the first half the current year increased $348 thousand, or 2 percent, over the prior year first half. Deposit interest expense for the first six months of the current year increased $1.1 million, or 13 percent, from the prior year first six months and was driven by the increase in wholesale deposits and the additional interest expense for an interest rate swap with a notional $100 million that began its accrual period in December 2015. FHLB interest expense decreased $1.1 million, or 25 percent, which resulted from long-term advances maturing and being replaced by lower rate short-term advances. The total funding cost (including non-interest bearing deposits) for the first six months of 2016 was 39 basis points compared to 41 basis points for the first six months of 2015.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2016 was 4.04 percent, a 4 basis point increase from the net interest margin of 4.00 percent for the first six months of 2015. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans combined with a continued increase in low cost deposits.

Non-interest Income
Non-interest income of $51.0 million for the first half of 2016 increased $2.5 million, or 5 percent, over the same period last year. Service charges and other fees of $30.5 million for the first six months of 2016 increased $1.9 million, or 7 percent, from the same period last year as a result of an increased number of deposit accounts and increases from recent acquisitions. The gain of $14.2 million on the sale of residential loans for the first half of 2016 increased $1.2 million, or 9 percent, from the first half of 2015. Included in other income was operating revenue of $50 thousand from OREO and gains of $345 thousand from the sales of OREO, which totaled $395 thousand for the first half of 2016 compared to $740 thousand for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2016	June 30, 2015
Compensation and employee benefits	$74,501	$64,973	$9,528	15%
Occupancy and equipment	13,119	12,492	627	5%
Advertising and promotions	4,210	4,167	43	1%
Data processing	7,311	5,522	1,789	32%
Other real estate owned	604	2,135	(1,531)	(72)%
Regulatory assessments and insurance	2,574	2,311	263	11%
Core deposit intangible amortization	1,585	1,486	99	7%
Other expenses	22,913	22,356	557	2%
Total non-interest expense	$126,817	$115,442	$11,375	10%

Compensation and employee benefits for the first six months of 2016 increased $9.5 million, or 15 percent, from the same period last year due to expenses related to CCP, the increased number of employees including from the acquired banks, and annual salary increases. Occupancy and equipment expense of $13.1 million for the first half of 2016 increased $627 thousand, or 5 percent. Outsourced data processing expense increased $1.8 million, or 32 percent, from the prior year first six months as a result of additional costs from CCP. OREO expense of $604 thousand in the first six months of 2016 decreased $1.5 million, or 72 percent, from the first six months of the prior year. OREO expense for the first six months of 2016 included $281 thousand of operating expenses, $79 thousand of fair value write-downs, and $244 thousand of loss from the sales of OREO.

Efficiency Ratio
The efficiency ratio was 56.31 percent for the first six months of 2016 and 55.36 percent for the first six months of 2015. Although there were increases in both net interest income and non-interest income, such increases were outpaced by the increases in CCP expenses and compensation expenses which contributed to the higher efficiency ratio in 2016.

Provision for Loan Losses
The provision for loan losses was $568 thousand for the first six months of 2016, a decrease of $479 thousand, or 46 percent, from the same period in the prior year. Net recovery of loans during the first six months of 2016 was $2.1 million compared to net charge-offs of $281 thousand from the first six months of 2015.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Pending Acquisition
On April 20, 2016, the Company announced the signing of a definitive agreement to acquire Treasure State Bank, a community bank based in Missoula, Montana. Treasure State Bank provides banking services to individuals and businesses in the greater Missoula market. As of December 31, 2015, Treasure State Bank had total assets of $71.8 million, gross loans of $53.2 million and total deposits of $57.7 million. Upon closing of the transaction, which is anticipated to take place in the third quarter of 2016, Treasure State Bank will be merged into the Bank and will become part of the First Security Bank of Missoula division.

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$43,386	1%	$47,451	1%	$51,497	2%
U.S. government sponsored enterprises	46,899	1%	93,167	3%	80,761	3%
State and local governments	902,789	29%	885,019	27%	958,052	32%
Corporate bonds	437,093	14%	384,163	12%	355,849	12%
Residential mortgage-backed securities	1,057,788	33%	1,200,960	36%	915,671	31%
Total available-for-sale	2,487,955	78%	2,610,760	79%	2,361,830	80%
Held-to-maturity
State and local governments	680,574	22%	702,072	21%	593,314	20%
Total held-to-maturity	680,574	22%	702,072	21%	593,314	20%
Total investment securities	$3,168,529	100%	$3,312,832	100%	$2,955,144	100%

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

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$364,171	379,951	366,961	374,470
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	919,365	973,917	936,947	971,717
S&P: A+, A, A- / Moody’s: A1, A2, A3	236,115	254,783	239,371	252,292
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,122	3,331	2,858	3,017
Not rated by either entity	16,183	17,172	12,673	13,036
Below investment grade	—	—	—	—
Total	$1,538,956	1,629,154	1,558,810	1,614,532

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$846,419	898,808	831,518	862,863
General obligation - limited	236,469	253,345	262,803	274,177
Revenue	415,885	434,383	423,171	434,610
Certificate of participation	27,351	29,458	28,245	29,634
Other	12,832	13,160	13,073	13,248
Total	$1,538,956	1,629,154	1,558,810	1,614,532

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$209,205	221,217	211,023	218,051
Michigan	174,871	187,191	156,426	162,862
Washington	182,408	196,983	179,173	187,949
California	104,867	108,764	105,510	108,235
Montana	93,332	103,038	90,272	95,644
All other states	774,273	811,961	816,406	841,791
Total	$1,538,956	1,629,154	1,558,810	1,614,532

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at June 30, 2016. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$728	2.26%	$11,316	0.71%	$31,342	0.87%	$—	—%	$43,386	0.83%
U.S. government sponsored enterprises	476	2.23%	46,423	1.94%	—	—%	—	—%	—	—%	46,899	1.95%
State and local governments	59,130	2.05%	71,144	2.13%	176,230	3.40%	596,285	4.29%	—	—%	902,789	3.78%
Corporate bonds	83,228	2.11%	353,865	2.05%	—	—%	—	—%	—	—%	437,093	2.06%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,057,788	1.99%	1,057,788	1.99%
Total available-for-sale	142,834	2.09%	472,160	2.05%	187,546	3.22%	627,627	4.11%	1,057,788	1.99%	2,487,955	2.62%
Held-to-maturity
State and local governments	—	—%	—	—%	39,376	2.60%	641,198	4.07%	—	—%	680,574	3.99%
Total held-to-maturity	—	—%	—	—%	39,376	2.60%	641,198	4.07%	—	—%	680,574	3.99%
Total investment securities	$142,834	2.09%	$472,160	2.05%	$226,922	3.11%	$1,268,825	4.09%	$1,057,788	1.99%	$3,168,529	2.92%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of June 30, 2016, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2016, S&P reaffirmed its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In May 2016, Moody's reaffirmed its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2016, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at June 30, 2016 into two categories: investments purchased prior to 2016 and those purchased during 2016. Of those investments purchased prior to 2016, the fair market value and unrealized gain or loss at December 31, 2015 is also presented.

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2016
U.S. government and federal agency	$36,289	$(220)	(1)%	$40,059	$(418)	(1)%
State and local governments	232,623	(8,524)	(4)%	232,777	(8,665)	(4)%
Corporate bonds	51,459	(191)	—%	51,630	(353)	(1)%
Residential mortgage-backed securities	91,116	(552)	(1)%	109,293	(1,363)	(1)%
Total	$411,487	$(9,487)	(2)%	$433,759	$(10,799)	(2)%
Temporarily impaired securities purchased during 2016
Corporate bonds	$3,130	$(1)	—%
Total	$3,130	$(1)	—%
Temporarily impaired securities
U.S. government and federal agency	$36,289	$(220)	(1)%
State and local governments	232,623	(8,524)	(4)%
Corporate bonds	54,589	(192)	—%
Residential mortgage-backed securities	91,116	(552)	(1)%
Total	$414,617	$(9,488)	(2)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at June 30, 2016:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	1	$(153)
5.1% to 10.0%	27	(2,273)
0.1% to 5.0%	222	(7,062)
Total	250	$(9,488)

With respect to the duration of the impaired debt securities, the Company identified 186 securities which have been continuously impaired for the twelve months ending June 30, 2016. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 186 debt securities which have been continuously impaired for the twelve months ended June 30, 2016, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	26	$(218)	$(25)
State and local governments	138	(8,212)	(598)
Corporate bonds	9	(95)	(33)
Residential mortgage-backed securities	13	(281)	(145)
Total	186	$(8,806)

Based on the Company's analysis of its impaired debt securities as of June 30, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at June 30, 2016 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at June 30, 2016 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$672,895	13%	$688,912	14%	$635,674	14%
Commercial loans
Real estate	2,773,298	53%	2,633,953	53%	2,454,369	52%
Other commercial	1,258,227	24%	1,099,564	22%	1,074,905	23%
Total	4,031,525	77%	3,733,517	75%	3,529,274	75%
Consumer and other loans
Home equity	431,659	8%	420,901	9%	410,708	9%
Other consumer	242,538	5%	235,351	5%	231,775	5%
Total	674,197	13%	656,252	14%	642,483	14%
Loans receivable	5,378,617	103%	5,078,681	103%	4,807,431	103%
Allowance for loan and lease losses	(132,386)	(3)%	(129,697)	(3)%	(130,519)	(3)%
Loans receivable, net	$5,246,231	100%	$4,948,984	100%	$4,676,912	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Other real estate owned	$24,370	22,085	26,815	26,686
Accruing loans 90 days or more past due
Residential real estate	772	833	—	—
Commercial	5,039	3,637	2,051	429
Consumer and other	383	145	80	189
Total	6,194	4,615	2,131	618
Non-accrual loans
Residential real estate	4,409	7,319	8,073	7,038
Commercial	34,455	39,546	36,510	43,281
Consumer and other	6,153	6,658	6,550	6,599
Total	45,017	53,523	51,133	56,918
Total non-performing assets [1]	$75,581	80,223	80,079	84,222
Non-performing assets as a percentage of subsidiary assets	0.82%	0.88%	0.88%	0.98%
ALLL as a percentage of non-performing loans	259%	224%	244%	227%
Accruing loans 30-89 days past due	$23,479	23,996	19,413	28,474
Accruing troubled debt restructurings	$50,054	53,311	63,590	64,336
Non-accrual troubled debt restructurings	$23,822	23,879	27,057	32,664
Interest income [2]	$1,084	639	2,471	1,375
__________

[1]	As of June 30, 2016, non-performing assets have not been reduced by U.S. government guarantees of $2.3 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at June 30, 2016 were $75.6 million, a decrease of $4.6 million, or 6 percent, during the current quarter and a decrease of $8.6 million, or 10 percent, from a year ago. Early stage delinquencies (accruing loans 30-89 days past due) of $23.4 million at June 30, 2016 decreased $517 thousand from the prior quarter.

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

Construction loans, a regulatory classification, accounted for 26 percent of the Company’s non-accrual loans as of June 30, 2016. Land, lot and other construction loans, a regulatory classification, were 97 percent of the non-accrual construction loans. Of the Company’s $11.7 million of non-accrual construction loans at June 30, 2016, 88 percent of such loans had collateral properties securing the loans in Western Montana. Consistent with the gradual economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $131 million and $141 million as of June 30, 2016 and December 31, 2015, respectively. The ALLL includes specific valuation allowances of $4.4 million and $8.1 million of impaired loans as of June 30, 2016 and December 31, 2015, respectively. Of the total impaired loans at June 30, 2016, there were 21 significant commercial real estate and other commercial loans that accounted for $55.2 million, or 42 percent, of the impaired loans. The 21 loans were collateralized by 140 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at June 30, 2016, there were 153 loans aggregating $75.1 million, or 57 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $73.9 million and $90.6 million as of June 30, 2016 and December 31, 2015, respectively. The Company’s TDR loans are considered impaired loans of which $23.8 million and $27.1 million as of June 30, 2016 and December 31, 2015, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition of collateral and transfer of the loan into OREO during 2016 was $3.6 million of which $3.3 million was residential real estate loans, $250 thousand was commercial loans, and $137 thousand was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2016 was $3.6 million of which $3.3 million was residential real estate, $251 thousand was commercial, and $75 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Six Months ended	Three Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Balance at beginning of period	$26,815	26,815	27,804	27,804
Acquisitions	—	—	974	464
Additions	3,635	178	7,989	5,181
Capital improvements	136	75	1,710	409
Write-downs	(79)	(55)	(1,575)	(1,070)
Sales	(6,137)	(4,928)	(10,087)	(6,102)
Balance at end of period	$24,370	22,085	26,815	26,686

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2016			December 31, 2015			June 30, 2015
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$13,666	10%	13%	$14,427	11%	13%	$14,850	11%	13%
Commercial real estate	66,809	50%	52%	67,877	52%	52%	68,697	53%	51%
Other commercial	37,031	28%	23%	32,525	25%	22%	31,483	24%	22%
Home equity	8,629	7%	8%	8,998	7%	8%	8,946	7%	9%
Other consumer	6,251	5%	4%	5,870	5%	5%	6,543	5%	5%
Total	$132,386	100%	100%	$129,697	100%	100%	$130,519	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Six Months ended	Three Months ended	Year ended	Six Months ended
(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Balance at beginning of period	$129,697	129,697	129,753	129,753
Provision for loan losses	568	568	2,284	1,047
Charge-offs
Residential real estate	(355)	(100)	(985)	(58)
Commercial loans	(878)	(577)	(4,242)	(2,117)
Consumer and other loans	(1,299)	(486)	(1,775)	(423)
Total charge-offs	(2,532)	(1,163)	(7,002)	(2,598)
Recoveries
Residential real estate	44	18	92	46
Commercial loans	3,432	428	3,620	1,758
Consumer and other loans	1,177	523	950	513
Total recoveries	4,653	969	4,662	2,317
Charge-offs, net of recoveries	2,121	(194)	(2,340)	(281)
Balance at end of period	$132,386	130,071	129,697	130,519
ALLL as a percentage of total loans	2.46%	2.50%	2.55%	2.71%
Net (recoveries) charge-offs as a percentage of total loans	(0.04)%	—%	0.05%	0.01%

The allowance as a percent of total loans outstanding at June 30, 2016 was 2.46 percent, a decrease of 9 basis points from 2.55 percent at December 31, 2015 which was driven by loan growth combined with stabilized credit quality. The allowance as a percent of total loans in the current quarter decreased 25 basis points from 2.71 percent at June 30, 2015 which was also the result of loan growth and stabilizing credit quality.

The Company’s ALLL of $132 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2016 and 2015, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 143 locations, including 134 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within the Company’s footprint. Colorado and Washington are experiencing the strongest pricing pressures, while Montana and Wyoming continue to lag behind the national trend. The level of house price appreciation increased across every state within the Company’s footprint except Idaho and Wyoming, and every state except Idaho is now above their 2007 highs. Home ownership in the United States increased during the second half of 2015 for the first time since 2013; however, home ownership fell slightly during the first quarter of 2016. The long-term average for the United States homeownership rate is at 64 percent. Annual personal income growth remains in positive territory for each of the Company’s states and Washington, Colorado and Utah all exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the next six months in all of the Company’s footprint, except Wyoming. Wyoming has been adversely impacted by the reduced prices of oil and natural gas. Consumer sentiment ended 2015 with a positive trend and this trend has continued into 2016. The unemployment rate trends are down in each of the Company’s states, except Wyoming. The Company’s footprint reflects a stronger employment situation than the rest of the United States. Crude oil, natural gas and base metal prices continue to be stressed and certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 11 percent of the Company’s total loan portfolio and accounted for 26 percent and 34 percent of the Company’s non-accrual loans at June 30, 2016 and December 31, 2015, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Specific valuation allowance	$4,365	8,440	8,124	7,254
General valuation allowance	128,021	121,631	121,573	123,265
Total ALLL	$132,386	130,071	129,697	130,519

During 2016, the ALLL increased by $2.7 million, the net result of a $3.8 million decrease in the specific valuation allowance and a $6.4 million increase in the general valuation allowance. The specific valuation allowance decreased compared to the prior year end due to a decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $310 million in loans collectively evaluated for impairment which was partially offset by an improvement in credit quality metrics.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015
Custom and owner occupied construction	$78,525	$68,893	$75,094	$56,460	14%	5%	39%
Pre-sold and spec construction	59,530	59,220	50,288	45,063	1%	18%	32%
Total residential construction	138,055	128,113	125,382	101,523	8%	10%	36%
Land development	61,803	59,539	62,356	78,059	4%	(1)%	(21)%
Consumer land or lots	95,247	93,922	97,270	98,365	1%	(2)%	(3)%
Unimproved land	70,396	73,791	73,844	76,726	(5)%	(5)%	(8)%
Developed lots for operative builders	13,845	12,973	12,336	13,673	7%	12%	1%
Commercial lots	26,084	23,558	22,035	20,047	11%	18%	30%
Other construction	206,343	166,378	156,784	126,966	24%	32%	63%
Total land, lot, and other construction	473,718	430,161	424,625	413,836	10%	12%	14%
Owner occupied	927,237	944,411	938,625	874,651	(2)%	(1)%	6%
Non-owner occupied	835,272	806,856	774,192	718,024	4%	8%	16%
Total commercial real estate	1,762,509	1,751,267	1,712,817	1,592,675	1%	3%	11%
Commercial and industrial	705,011	664,855	649,553	635,259	6%	9%	11%
Agriculture	421,097	372,616	367,339	374,258	13%	15%	13%
1st lien	867,918	841,848	856,193	802,152	3%	1%	8%
Junior lien	64,248	63,162	65,383	67,019	2%	(2)%	(4)%
Total 1-4 family	932,166	905,010	921,576	869,171	3%	1%	7%
Multifamily residential	198,583	197,267	201,542	195,674	1%	(1)%	1%
Home equity lines of credit	388,939	379,866	372,039	356,077	2%	5%	9%
Other consumer	156,568	150,047	150,469	147,427	4%	4%	6%
Total consumer	545,507	529,913	522,508	503,504	3%	4%	8%
Other	276,111	258,475	209,853	174,732	7%	32%	58%
Total loans receivable, including loans held for sale	5,452,757	5,237,677	5,135,195	4,860,632	4%	6%	12%
Less loans held for sale [1]	(74,140)	(40,484)	(56,514)	(53,201)	83%	31%	39%
Total loans receivable	$5,378,617	$5,197,193	$5,078,681	$4,807,431	3%	6%	12%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Jun 30, 2016	Jun 30, 2016	Jun 30, 2016
Custom and owner occupied construction	$390	995	1,016	1,079	390	—	—
Pre-sold and spec construction	—	—	—	18	—	—	—
Total residential construction	390	995	1,016	1,097	390	—	—
Land development	12,830	18,190	17,582	20,405	2,128	—	10,702
Consumer land or lots	1,656	1,751	2,250	2,647	823	—	833
Unimproved land	12,147	11,651	12,328	12,580	8,109	—	4,038
Developed lots for operative builders	176	457	488	848	1	—	175
Commercial lots	1,979	1,333	1,521	2,050	217	—	1,762
Other construction	—	—	4,236	4,244	—	—	—
Total land, lot and other construction	28,788	33,382	38,405	42,774	11,278	—	17,510
Owner occupied	10,503	12,130	10,952	13,057	8,620	—	1,883
Non-owner occupied	4,055	4,354	3,446	3,179	3,378	—	677
Total commercial real estate	14,558	16,484	14,398	16,236	11,998	—	2,560
Commercial and industrial	7,123	6,046	3,993	5,805	5,789	1,313	21
Agriculture	3,979	3,220	3,281	2,769	2,544	1,435	—
1st lien	11,332	11,041	10,691	9,867	6,171	1,261	3,900
Junior lien	1,489	1,111	668	739	1,349	—	140
Total 1-4 family	12,821	12,152	11,359	10,606	7,520	1,261	4,040
Multifamily residential	432	432	113	—	432	—	—
Home equity lines of credit	5,413	5,432	5,486	4,742	4,898	382	133
Other consumer	275	280	228	164	168	1	106
Total consumer	5,688	5,712	5,714	4,906	5,066	383	239
Other	1,802	1,800	1,800	29	—	1,802	—
Total	$75,581	80,223	80,079	84,222	45,017	6,194	24,370

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015
Custom and owner occupied construction	$375	$—	$462	$—	n/m	(19)%	n/m
Pre-sold and spec construction	304	304	181	—	—%	68%	n/m
Total residential construction	679	304	643	—	123%	6%	n/m
Land development	37	198	447	—	(81)%	(92)%	n/m
Consumer land or lots	676	796	166	158	(15)%	307%	328%
Unimproved land	879	1,284	774	755	(32)%	14%	16%
Developed lots for operative builders	166	—	—	—	n/m	n/m	n/m
Commercial lots	—	—	—	66	n/m	n/m	(100)%
Other construction	—	—	337	—	n/m	(100)%	n/m
Total land, lot and other construction	1,758	2,278	1,724	979	(23)%	2%	80%
Owner occupied	2,975	4,552	2,760	4,727	(35)%	8%	(37)%
Non-owner occupied	5,364	1,466	923	8,257	266%	481%	(35)%
Total commercial real estate	8,339	6,018	3,683	12,984	39%	126%	(36)%
Commercial and industrial	4,956	4,907	1,968	6,760	1%	152%	(27)%
Agriculture	804	659	1,014	353	22%	(21)%	128%
1st lien	2,667	5,896	6,272	2,891	(55)%	(57)%	(8)%
Junior lien	1,251	759	1,077	335	65%	16%	273%
Total 1-4 family	3,918	6,655	7,349	3,226	(41)%	(47)%	21%
Multifamily residential	—	—	662	671	n/m	(100)%	(100)%
Home equity lines of credit	2,253	2,528	1,046	2,464	(11)%	115%	(9)%
Other consumer	736	607	1,227	996	21%	(40)%	(26)%
Total consumer	2,989	3,135	2,273	3,460	(5)%	32%	(14)%
Other	36	40	97	41	(10)%	(63)%	(12)%
Total	$23,479	$23,996	$19,413	$28,474	(2)%	21%	(18)%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Jun 30, 2015	Jun 30, 2016	Jun 30, 2016
Pre-sold and spec construction	$(37)	(28)	(53)	(23)	—	37
Land development	(2,342)	(100)	(288)	(807)	27	2,369
Consumer land or lots	(351)	(240)	66	(77)	25	376
Unimproved land	(46)	(34)	(325)	(86)	—	46
Developed lots for operative builders	(54)	(12)	(85)	(98)	—	54
Commercial lots	21	23	(26)	(3)	24	3
Other construction	—	—	(1)	(1)	—	—
Total land, lot and other construction	(2,772)	(363)	(659)	(1,072)	76	2,848
Owner occupied	(51)	(27)	247	271	8	59
Non-owner occupied	(3)	(1)	93	109	—	3
Total commercial real estate	(54)	(28)	340	380	8	62
Commercial and industrial	(112)	69	1,389	1,007	590	702
Agriculture	(1)	(1)	50	(7)	—	1
1st lien	245	47	834	(49)	315	70
Junior lien	(56)	(15)	(125)	(129)	68	124
Total 1-4 family	189	32	709	(178)	383	194
Multifamily residential	229	229	(318)	(29)	229	—
Home equity lines of credit	(25)	179	740	206	145	170
Other consumer	149	95	143	(3)	255	106
Total consumer	124	274	883	203	400	276
Other	313	10	(1)	—	846	533
Total	$(2,121)	194	2,340	281	2,532	4,653

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

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$1,907,026	27%	$1,918,310	28%	$1,731,015	26%
NOW and DDA accounts	1,495,952	21%	1,516,026	22%	1,396,997	21%
Savings accounts	926,865	13%	838,274	12%	751,519	12%
Money market deposit accounts	1,403,028	20%	1,382,028	20%	1,335,625	20%
Certificate accounts	1,017,681	14%	1,060,650	15%	1,146,178	18%
Wholesale deposits	338,264	5%	229,720	3%	197,323	3%
Total interest bearing deposits	5,181,790	73%	5,026,698	72%	4,827,642	74%
Total deposits	$7,088,816	100%	$6,945,008	100%	$6,558,657	100%

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2016	December 31, 2015
Repurchase agreements
Amount outstanding at end of period	$414,327	423,414
Weighted interest rate on outstanding amount	0.31%	0.31%
Maximum outstanding at any month-end	$445,960	441,041
Average balance	$379,271	376,983
Weighted-average interest rate	0.31%	0.27%
FHLB advances
Amount outstanding at end of period	$120,033	185,091
Weighted interest rate on outstanding amount	0.90%	1.02%
Maximum outstanding at any month-end	$240,050	185,091
Average balance	$135,325	107,341
Weighted-average interest rate	0.93%	3.06%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of June 30, 2016 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
FHLB advances
Borrowing capacity	$1,521,922	1,494,288
Amount utilized	(328,832)	(394,131)
Amount available	$1,193,090	1,100,157
FRB discount window
Borrowing capacity	$1,003,445	945,948
Amount utilized	—	—
Amount available	$1,003,445	945,948
Unsecured lines of credit available	$255,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$43,386	47,451
U.S. government sponsored enterprises	38,769	75,419
State and local governments	854,678	880,866
Corporate bonds	130,183	48,528
Residential mortgage-backed securities	301,894	435,749
Total unencumbered securities	$1,368,910	1,488,013

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 76,171,580 have been issued as of June 30, 2016. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2016. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

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

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of June 30, 2016. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	16.36%	15.10%	15.10%	11.57%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of June 30, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since June 30, 2016 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the six months ended June 30, 2016 and 2015 was $19.8 million and $16.4 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 25.1 percent and 22.3 percent, respectively. The primary reason for the current and prior year’s low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $25.5 million and $25.2 million for the six months ended June 30, 2016 and 2015, respectively. The benefits from federal income tax credits were $1.4 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2016	$1,654	1,079	863	3,596
2017	1,090	1,902	786	3,778
2018	768	2,261	709	3,738
2019	768	2,261	660	3,689
2020	768	2,047	611	3,426
Thereafter	768	7,596	2,494	10,858
	$5,816	17,146	6,123	29,085

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2016			June 30, 2016
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$731,432	$8,124	4.44%	$728,851	$16,409	4.50%
Commercial loans [1]	3,902,007	47,956	4.94%	3,825,968	93,291	4.90%
Consumer and other loans	666,212	7,906	4.77%	660,025	15,616	4.76%
Total loans [2]	5,299,651	63,986	4.86%	5,214,844	125,316	4.83%
Tax-exempt investment securities [3]	1,348,520	19,274	5.72%	1,350,601	38,656	5.72%
Taxable investment securities [4]	1,915,740	10,686	2.23%	1,957,370	22,148	2.26%
Total earning assets	8,563,911	93,946	4.41%	8,522,815	186,120	4.39%
Goodwill and intangibles	153,981			154,385
Non-earning assets	390,457			390,675
Total assets	$9,108,349			$9,067,875
Liabilities
Non-interest bearing deposits	$1,853,649	$—	—%	$1,858,519	$—	—%
NOW and DDA accounts	1,494,950	271	0.07%	1,480,065	564	0.08%
Savings accounts	901,367	108	0.05%	882,565	212	0.05%
Money market deposit accounts	1,398,230	540	0.16%	1,402,474	1,092	0.16%
Certificate accounts	1,033,866	1,558	0.61%	1,052,460	3,123	0.60%
Wholesale deposits [5]	326,364	2,083	2.57%	330,745	4,364	2.65%
FHLB advances	392,835	1,665	1.68%	350,438	3,317	1.87%
Repurchase agreements and other borrowed funds	498,643	1,199	0.97%	510,104	2,427	0.96%
Total interest bearing liabilities	7,899,904	7,424	0.38%	7,867,370	15,099	0.39%
Other liabilities	94,220			95,461
Total liabilities	7,994,124			7,962,831
Stockholders’ Equity
Common stock	762			761
Paid-in capital	736,876			736,637
Retained earnings	365,385			358,461
Accumulated other comprehensive income	11,202			9,185
Total stockholders’ equity	1,114,225			1,105,044
Total liabilities and stockholders’ equity	$9,108,349			$9,067,875
Net interest income (tax-equivalent)		$86,522			$171,021
Net interest spread (tax-equivalent)			4.03%			4.00%
Net interest margin (tax-equivalent)			4.06%			4.04%

__________

[1]	Includes tax effect of $954 thousand and $1.8 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2016.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $6.6 million and $13.2 million on tax-exempt investment securities income for the three and six months ended June 30, 2016.

[4]	Includes tax effect of $352 thousand and $704 thousand on federal income tax credits for the three and six months ended June 30, 2016.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Six Months ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$1,378	(672)	706
Commercial loans (tax-equivalent)	11,692	651	12,343
Consumer and other loans	1,140	(1,286)	(146)
Investment securities (tax-equivalent)	2,228	652	2,880
Total interest income	16,438	(655)	15,783
Interest expense
NOW and DDA accounts	64	(26)	38
Savings accounts	38	1	39
Money market deposit accounts	70	(8)	62
Certificate accounts	(316)	(188)	(504)
Wholesale deposits	1,531	(70)	1,461
FHLB advances	643	(1,738)	(1,095)
Repurchase agreements and other borrowed funds	51	296	347
Total interest expense	2,081	(1,733)	348
Net interest income (tax-equivalent)	$14,357	1,078	15,435

Net interest income (tax-equivalent) increased $15.4 million for the six months ended June 30, 2016 compared to the same period in 2015. The interest income for the current year first six months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio along with an increased growth in other loan categories and the investment portfolio. Total interest expense remained relatively flat for the first half of 2016 compared to the same period in the prior year, although, there was an increase in expenses related to wholesale deposits which was offset by a decrease in expense on FHLB advances. The increase in the amount of wholesale deposits was driven by an interest rate swap which started interest expense accruals in the fourth quarter of 2015. The decrease in rates on FHLB advances was driven by long-term advances maturing and being replaced by short-term lower cost FHLB advances.

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

The Company’s assessment of market risk as of June 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2015 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

August 2, 2016	/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

August 2, 2016	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO