Form 10-Q
period 2016-09-30
GLACIER BANCORP INC
filed 2016-10-31
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 14, 2016 was 76,525,402. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee
ALLL or allowance – allowance for loan and lease losses
ASC – Accounting Standards CodificationTM
ATM – automated teller machine
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
SEC – United States Securities and Exchange Commission
TDR – troubled debt restructuring
TSB – Treasure State Bank
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
Assets
Cash on hand and in banks	$129,727	117,137
Federal funds sold	225	6,080
Interest bearing cash deposits	121,461	70,036
Cash and cash equivalents	251,413	193,253
Investment securities, available-for-sale	2,292,079	2,610,760
Investment securities, held-to-maturity	679,707	702,072
Total investment securities	2,971,786	3,312,832
Loans held for sale	71,069	56,514
Loans receivable	5,595,962	5,078,681
Allowance for loan and lease losses	(132,534)	(129,697)
Loans receivable, net	5,463,428	4,948,984
Premises and equipment, net	178,638	194,030
Other real estate owned	22,662	26,815
Accrued interest receivable	50,138	44,524
Deferred tax asset	51,757	58,475
Core deposit intangible, net	12,955	14,555
Goodwill	147,053	140,638
Non-marketable equity securities	20,103	27,495
Other assets	75,873	71,117
Total assets	$9,316,875	9,089,232
Liabilities
Non-interest bearing deposits	$2,098,747	1,918,310
Interest bearing deposits	5,210,572	5,026,698
Securities sold under agreements to repurchase	401,243	423,414
Federal Home Loan Bank advances	211,833	394,131
Other borrowed funds	5,956	6,602
Subordinated debentures	125,956	125,848
Accrued interest payable	3,439	3,517
Other liabilities	111,350	114,062
Total liabilities	8,169,096	8,012,582
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	765	761
Paid-in capital	748,463	736,368
Retained earnings - substantially restricted	381,713	337,532
Accumulated other comprehensive income	16,838	1,989
Total stockholders’ equity	1,147,779	1,076,650
Total liabilities and stockholders’ equity	$9,316,875	9,089,232
Number of common stock shares issued and outstanding	76,525,402	76,086,288

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Income
Investment securities	$21,827	22,437	68,747	67,355
Residential real estate loans	8,538	7,878	24,947	23,581
Commercial loans	47,694	42,137	139,199	121,857
Consumer and other loans	7,885	7,915	23,501	23,677
Total interest income	85,944	80,367	256,394	236,470
Interest Expense
Deposits	4,550	3,947	13,905	12,206
Securities sold under agreements to repurchase	289	261	882	734
Federal Home Loan Bank advances	1,527	2,273	4,844	6,685
Other borrowed funds	17	21	49	63
Subordinated debentures	935	807	2,737	2,372
Total interest expense	7,318	7,309	22,417	22,060
Net Interest Income	78,626	73,058	233,977	214,410
Provision for loan losses	626	826	1,194	1,873
Net interest income after provision for loan losses	78,000	72,232	232,783	212,537
Non-Interest Income
Service charges and other fees	16,307	15,357	46,760	43,868
Miscellaneous loan fees and charges	1,195	1,055	3,379	3,354
Gain on sale of loans	9,592	7,326	23,841	20,356
Loss on sale of investments	(594)	(31)	(706)	(124)
Other income	1,793	2,092	6,030	6,840
Total non-interest income	28,293	25,799	79,304	74,294
Non-Interest Expense
Compensation and employee benefits	38,370	33,534	112,871	98,507
Occupancy and equipment	6,168	6,435	19,287	18,927
Advertising and promotions	2,098	2,459	6,308	6,626
Data processing	4,080	2,710	11,391	8,232
Other real estate owned	215	1,047	819	3,182
Regulatory assessments and insurance	1,158	1,478	3,732	3,789
Core deposit intangibles amortization	777	720	2,362	2,206
Other expenses	12,314	10,729	35,227	33,085
Total non-interest expense	65,180	59,112	191,997	174,554
Income Before Income Taxes	41,113	38,919	120,090	112,277
Federal and state income tax expense	10,156	9,305	30,000	25,658
Net Income	$30,957	29,614	90,090	86,619
Basic earnings per share	$0.40	0.39	1.18	1.15
Diluted earnings per share	$0.40	0.39	1.18	1.15
Dividends declared per share	$0.20	0.19	0.60	0.56
Average outstanding shares - basic	76,288,640	75,531,923	76,195,550	75,424,147
Average outstanding shares - diluted	76,350,873	75,586,453	76,247,051	75,469,355

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income	$30,957	29,614	90,090	86,619
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(9,945)	11,506	30,614	(9,063)
Reclassification adjustment for losses included in net income	594	50	651	95
Net unrealized (losses) gains on available-for-sale securities	(9,351)	11,556	31,265	(8,968)
Tax effect	3,624	(4,476)	(12,111)	3,502
Net of tax amount	(5,727)	7,080	19,154	(5,466)
Unrealized gains (losses) on derivatives used for cash flow hedges	1,959	(8,630)	(11,989)	(10,727)
Reclassification adjustment for losses included in net income	1,555	1,263	4,962	3,771
Net unrealized gains (losses) on derivatives used for cash flow hedges	3,514	(7,367)	(7,027)	(6,956)
Tax effect	(1,362)	2,854	2,722	2,685
Net of tax amount	2,152	(4,513)	(4,305)	(4,271)
Total other comprehensive (loss) income, net of tax	(3,575)	2,567	14,849	(9,737)
Total Comprehensive Income	$27,382	32,181	104,939	76,882

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2016 and 2015

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income (loss)	—	—	—	86,619	(9,737)	76,882
Cash dividends declared ($0.56 per share)	—	—	—	(42,409)	—	(42,409)
Stock issuances under stock incentive plans	62,346	1	16	—	—	17
Stock issued in connection with acquisitions	443,644	4	10,772	—	—	10,776
Stock-based compensation and related taxes	—	—	1,495	—	—	1,495
Balance at September 30, 2015	75,532,082	$755	720,639	345,407	8,007	1,074,808
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income	—	—	—	90,090	14,849	104,939
Cash dividends declared ($0.60 per share)	—	—	—	(45,909)	—	(45,909)
Stock issuances under stock incentive plans	89,569	1	(1)	—	—	—
Stock issued in connection with acquisitions	349,545	3	10,462	—	—	10,465
Stock-based compensation and related taxes	—	—	1,634	—	—	1,634
Balance at September 30, 2016	76,525,402	$765	748,463	381,713	16,838	1,147,779

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015
Operating Activities
Net income	$90,090	86,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,194	1,873
Net amortization of investment securities premiums and discounts	19,990	20,082
Loans held for sale originated or acquired	(789,605)	(681,826)
Proceeds from sales of loans held for sale	816,236	719,989
Gain on sale of loans	(23,841)	(20,356)
Loss on sale of investments	706	124
Stock-based compensation expense, net of tax benefits	1,441	737
Excess tax benefits from stock-based compensation	(8)	(102)
Depreciation of premises and equipment	11,440	10,178
(Gain) loss on sale of other real estate owned and write-downs, net	(103)	997
Amortization of core deposit intangibles	2,362	2,206
Net increase in accrued interest receivable	(5,466)	(5,397)
Net increase in other assets	(6,397)	(7,198)
Net decrease in accrued interest payable	(90)	(645)
Net (decrease) increase in other liabilities	(201)	6,547
Net cash provided by operating activities	117,748	133,828
Investing Activities
Sales of available-for-sale securities	20,539	52,691
Maturities, prepayments and calls of available-for-sale securities	527,596	504,062
Purchases of available-for-sale securities	(217,261)	(686,146)
Maturities, prepayments and calls of held-to-maturity securities	21,965	16,762
Purchases of held-to-maturity securities	(1,222)	(148,583)
Principal collected on loans	1,270,573	1,202,256
Loans originated or acquired	(1,755,185)	(1,524,814)
Net decrease (increase) of premises and equipment and other real estate owned	6,610	(10,099)
Proceeds from sale of other real estate owned	8,793	7,769
Net proceeds from sale of non-marketable equity securities	7,608	29,886
Net cash received in acquisitions	6,701	19,712
Net cash used in investing activities	(103,283)	(536,504)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015
Financing Activities
Net increase in deposits	$305,947	181,147
Net (decrease) increase in securities sold under agreements to repurchase	(22,171)	42,578
Net decrease in short-term Federal Home Loan Bank advances	(140,000)	—
Proceeds from long-term Federal Home Loan Bank advances	—	50,000
Repayments of long-term Federal Home Loan Bank advances	(45,558)	(19,581)
Net decrease in other borrowed funds	(538)	(585)
Cash dividends paid	(53,393)	(50,576)
Excess tax benefits from stock-based compensation	8	102
Stock-based compensation activity	(600)	17
Net cash provided by financing activities	43,695	203,102
Net increase (decrease) in cash and cash equivalents	58,160	(199,574)
Cash and cash equivalents at beginning of period	193,253	442,409
Cash and cash equivalents at end of period	$251,413	242,835
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22,506	22,705
Cash paid during the period for income taxes	25,254	33,912
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$611	382
Transfer of loans to other real estate owned	4,117	6,910
Dividend declared but not paid	15,409	14,390
Acquisitions
Fair value of common stock shares issued	10,465	10,776
Cash consideration for outstanding shares	3,475	12,219
Fair value of assets acquired	69,750	174,637
Liabilities assumed	62,225	152,779

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2016, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2016 and 2015, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2016 and 2015. The condensed consolidated statement of financial condition of the Company as of December 31, 2015 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results anticipated for the year ending December 31, 2016.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company, the Bank and all variable interest entities (“VIE”) for which the Company has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

In August 2016, the Company completed its acquisition of Treasure State Bank (“TSB”), a community bank based in Missoula, Montana. In October 2015, the Company completed its acquisition of Cañon Bank Corporation and its wholly-owned subsidiary, Cañon National Bank, a community bank based in Cañon City, Colorado. In February 2015, the Company completed its acquisition of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

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

In September 2015, FASB amended FASB ASC Topic 805, Business Combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are necessary. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments were to be applied prospectively to all periods presented and were effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company has evaluated the impact of these amendments and determined there was not a material effect on the Company’s financial position or results of operations.

In February 2015, FASB amended FASB ASC Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and end a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period with any adjustments reflected as of the beginning of the reporting year that includes the interim period. A reporting entity could have applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the reporting year of adoption or may apply the amendments retrospectively. The Company has evaluated the impact of these amendments and determined there was not a material effect on the Company’s financial position or results of operations.

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

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$41,727	24	(158)	41,593
U.S. government sponsored enterprises	16,100	267	—	16,367
State and local governments	816,898	40,925	(5,764)	852,059
Corporate bonds	401,291	3,154	(32)	404,413
Residential mortgage-backed securities	962,051	16,024	(428)	977,647
Total available-for-sale	2,238,067	60,394	(6,382)	2,292,079
Held-to-maturity
State and local governments	679,707	39,542	(4,354)	714,895
Total held-to-maturity	679,707	39,542	(4,354)	714,895
Total investment securities	$2,917,774	99,936	(10,736)	3,006,974

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$47,868	15	(432)	47,451
U.S. government sponsored enterprises	93,230	100	(163)	93,167
State and local governments	856,738	34,159	(5,878)	885,019
Corporate bonds	386,629	611	(3,077)	384,163
Residential mortgage-backed securities	1,203,548	6,180	(8,768)	1,200,960
Total available-for-sale	2,588,013	41,065	(18,318)	2,610,760
Held-to-maturity
State and local governments	702,072	31,863	(4,422)	729,513
Total held-to-maturity	702,072	31,863	(4,422)	729,513
Total investment securities	$3,290,085	72,928	(22,740)	3,340,273

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2016. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$129,520	129,979	—	—
Due after one year through five years	394,977	399,137	—	—
Due after five years through ten years	191,676	201,943	43,656	45,926
Due after ten years	559,843	583,373	636,051	668,969
	1,276,016	1,314,432	679,707	714,895
Residential mortgage-backed securities [1]	962,051	977,647	—	—
Total	$2,238,067	2,292,079	679,707	714,895
__________
1 Residential mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Available-for-sale
Proceeds from sales and calls of investment securities	$59,974	39,502	148,458	114,123
Gross realized gains [1]	366	516	1,309	598
Gross realized losses [1]	(960)	(566)	(1,960)	(693)
Held-to-maturity
Proceeds from calls of investment securities	340	6,697	21,965	16,762
Gross realized gains [1]	—	19	91	34
Gross realized losses [1]	—	—	(146)	(63)
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$2,190	(7)	30,009	(151)	32,199	(158)
State and local governments	45,697	(443)	109,147	(5,321)	154,844	(5,764)
Corporate bonds	5,049	(3)	6,153	(29)	11,202	(32)
Residential mortgage-backed securities	75,091	(252)	23,241	(176)	98,332	(428)
Total available-for-sale	$128,027	(705)	168,550	(5,677)	296,577	(6,382)
Held-to-maturity
State and local governments	$13,863	(159)	89,024	(4,195)	102,887	(4,354)
Total held-to-maturity	$13,863	(159)	89,024	(4,195)	102,887	(4,354)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$42,493	(432)	2	—	42,495	(432)
U.S. government sponsored enterprises	60,010	(163)	—	—	60,010	(163)
State and local governments	102,422	(1,629)	115,943	(4,249)	218,365	(5,878)
Corporate bonds	228,258	(1,812)	13,962	(1,265)	242,220	(3,077)
Residential mortgage-backed securities	730,412	(7,226)	53,021	(1,542)	783,433	(8,768)
Total available-for-sale	$1,163,595	(11,262)	182,928	(7,056)	1,346,523	(18,318)
Held-to-maturity
State and local governments	$42,322	(594)	81,709	(3,828)	124,031	(4,422)
Total held-to-maturity	$42,322	(594)	81,709	(3,828)	124,031	(4,422)

Based on an analysis of its investment securities with unrealized losses as of September 30, 2016 and December 31, 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At September 30, 2016, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2016	December 31, 2015
Residential real estate loans	$696,817	688,912
Commercial loans
Real estate	2,919,415	2,633,953
Other commercial	1,303,241	1,099,564
Total	4,222,656	3,733,517
Consumer and other loans
Home equity	435,935	420,901
Other consumer	240,554	235,351
Total	676,489	656,252
Loans receivable [1]	5,595,962	5,078,681
Allowance for loan and lease losses	(132,534)	(129,697)
Loans receivable, net	$5,463,428	4,948,984
Weighted-average interest rate on loans (tax-equivalent)	4.79%	4.84%
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $14,765,000 and $15,529,000 at September 30, 2016 and December 31, 2015, respectively.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$132,386	13,666	66,809	37,031	8,629	6,251
Provision for loan losses	626	108	—	(1,118)	561	1,075
Charge-offs	(2,800)	(11)	(55)	(131)	(693)	(1,910)
Recoveries	2,322	148	490	797	77	810
Balance at end of period	$132,534	13,911	67,244	36,579	8,574	6,226

	Three Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,519	14,850	68,697	31,483	8,946	6,543
Provision for loan losses	826	854	(657)	195	397	37
Charge-offs	(2,073)	(20)	(921)	(367)	(433)	(332)
Recoveries	1,496	24	907	290	136	139
Balance at end of period	$130,768	15,708	68,026	31,601	9,046	6,387

	Nine Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	1,194	(342)	(3,490)	3,256	215	1,555
Charge-offs	(5,332)	(366)	(342)	(722)	(891)	(3,011)
Recoveries	6,975	192	3,199	1,520	252	1,812
Balance at end of period	$132,534	13,911	67,244	36,579	8,574	6,226

	Nine Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	1,873	1,036	(452)	1,839	(621)	71
Charge-offs	(4,671)	(78)	(1,669)	(1,736)	(586)	(602)
Recoveries	3,813	70	2,348	607	290	498
Balance at end of period	$130,768	15,708	68,026	31,601	9,046	6,387

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$5,966	880	1,375	3,120	196	395
Collectively evaluated for impairment	126,568	13,031	65,869	33,459	8,378	5,831
Total allowance for loan and lease losses	$132,534	13,911	67,244	36,579	8,574	6,226
Loans receivable
Individually evaluated for impairment	$135,153	17,336	84,765	24,036	5,876	3,140
Collectively evaluated for impairment	5,460,809	679,481	2,834,650	1,279,205	430,059	237,414
Total loans receivable	$5,595,962	696,817	2,919,415	1,303,241	435,935	240,554

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$8,124	782	1,629	5,277	64	372
Collectively evaluated for impairment	121,573	13,645	66,248	27,248	8,934	5,498
Total allowance for loan and lease losses	$129,697	14,427	67,877	32,525	8,998	5,870
Loans receivable
Individually evaluated for impairment	$140,773	20,767	85,845	23,874	6,493	3,794
Collectively evaluated for impairment	4,937,908	668,145	2,548,108	1,075,690	414,408	231,557
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three or Nine Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$21,539	3,024	10,378	7,125	234	778
Unpaid principal balance	21,812	3,086	10,379	7,280	244	823
Specific valuation allowance	5,966	880	1,375	3,120	196	395
Average balance - three months	22,641	3,100	10,223	8,156	195	967
Average balance - nine months	27,899	5,489	10,769	10,096	237	1,308
Loans without a specific valuation allowance
Recorded balance	$113,614	14,312	74,387	16,911	5,642	2,362
Unpaid principal balance	136,316	15,857	91,472	19,412	7,125	2,450
Average balance - three months	110,336	14,692	70,029	17,428	5,964	2,223
Average balance - nine months	108,999	13,859	71,278	15,637	6,105	2,120
Total
Recorded balance	$135,153	17,336	84,765	24,036	5,876	3,140
Unpaid principal balance	158,128	18,943	101,851	26,692	7,369	3,273
Specific valuation allowance	5,966	880	1,375	3,120	196	395
Average balance - three months	132,977	17,792	80,252	25,584	6,159	3,190
Average balance - nine months	136,898	19,348	82,047	25,733	6,342	3,428

	At or for the Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,683	8,253	12,554	11,923	102	1,851
Unpaid principal balance	36,157	9,198	12,581	12,335	109	1,934
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	36,176	6,393	15,827	11,768	426	1,762
Loans without a specific valuation allowance
Recorded balance	$106,090	12,514	73,291	11,951	6,391	1,943
Unpaid principal balance	132,718	13,969	94,028	15,539	7,153	2,029
Average balance	116,356	13,615	78,684	15,479	6,350	2,228
Total
Recorded balance	$140,773	20,767	85,845	23,874	6,493	3,794
Unpaid principal balance	168,875	23,167	106,609	27,874	7,262	3,963
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	152,532	20,008	94,511	27,247	6,776	3,990

Interest income recognized on impaired loans for the nine months ended September 30, 2016 and 2015 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,462	259	10,471	4,284	1,545	903
Accruing loans 60-89 days past due	9,922	1,086	4,631	2,493	1,471	241
Accruing loans 90 days or more past due	3,299	222	638	2,049	376	14
Non-accrual loans	52,280	4,538	32,411	9,810	5,016	505
Total past due and non-accrual loans	82,963	6,105	48,151	18,636	8,408	1,663
Current loans receivable	5,512,999	690,712	2,871,264	1,284,605	427,527	238,891
Total loans receivable	$5,595,962	696,817	2,919,415	1,303,241	435,935	240,554

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,801	4,895	4,393	3,564	1,601	1,348
Accruing loans 60-89 days past due	3,612	961	1,841	286	280	244
Accruing loans 90 days or more past due	2,131	—	231	1,820	15	65
Non-accrual loans	51,133	8,073	28,819	7,691	6,022	528
Total past due and non-accrual loans	72,677	13,929	35,284	13,361	7,918	2,185
Current loans receivable	5,006,004	674,983	2,598,669	1,086,203	412,983	233,166
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	—	4	1	—	—
Pre-modification recorded balance	$7,781	—	7,014	767	—	—
Post-modification recorded balance	$7,718	—	6,990	728	—	—
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$5	—	—	5	—	—

	Three Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	10	2	3	4	—	1
Pre-modification recorded balance	$3,004	2,134	436	397	—	37
Post-modification recorded balance	$3,004	2,134	436	397	—	37
TDRs that subsequently defaulted
Number of loans	3	1	—	2	—	—
Recorded balance	$2,287	1,947	—	340	—	—

	Nine Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	27	—	10	15	2	—
Pre-modification recorded balance	$21,652	—	9,217	12,226	209	—
Post-modification recorded balance	$21,613	—	9,193	12,211	209	—
TDRs that subsequently defaulted
Number of loans	9	—	1	2	—	6
Recorded balance	$704	—	570	5	—	129

	Nine Months ended September 30, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	30	2	12	12	—	4
Pre-modification recorded balance	$10,127	2,134	5,446	2,306	—	241
Post-modification recorded balance	$9,833	2,134	5,366	2,092	—	241
TDRs that subsequently defaulted
Number of loans	7	1	1	3	1	1
Recorded balance	$2,542	1,947	78	440	75	2

The modifications for the TDRs that occurred during the nine months ended September 30, 2016 and 2015 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $4,967,000 and $7,677,000 for the nine months ended September 30, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate and commercial real estate for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had $1,997,000 and $3,253,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2016 and December 31, 2015, the Company had $2,389,000 and $1,496,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net carrying value at beginning of period	$140,638	130,843	140,638	129,706
Acquisitions	6,415	—	6,415	1,137
Net carrying value at end of period	$147,053	130,843	147,053	130,843

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Gross carrying value	$187,212	180,797
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$147,053	140,638
__________
1 A goodwill impairment charge was recognized in 2011 and was due to high levels of volatility and dislocation in bank stock prices nationwide.

The Company performed its annual goodwill impairment test during the third quarter of 2016 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Loans receivable	$44,918	57,126
Premises and equipment, net	—	13,503
Accrued interest receivable	137	117
Other assets	1,537	1,429
Total assets	$46,592	72,175
Liabilities
Other borrowed funds	$5,603	6,195
Accrued interest payable	5	9
Other liabilities	47	139
Total liabilities	$5,655	6,343

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships with carrying values of $4,646,000 as of September 30, 2016. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $10,018,000 at September 30, 2016. The Company expects to fulfill these commitments during 2017. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2016.

The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the three and nine months ended September 30, 2016 and 2015. Amortization expense is recognized as a component of income tax expense.

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Amortization expense	$258	177	867	680
Tax credits and other tax benefits recognized	322	363	1,145	1,145

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $401,243,000 and $423,414,000 at September 30, 2016 and December 31, 2015, respectively, and are secured by investment securities with carrying values of $382,438,000 and $446,838,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$400,129	1,114	401,243

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government sponsored enterprises	$12,507	—	12,507
Residential mortgage-backed securities	408,460	2,447	410,907
	$420,967	2,447	423,414

Note 7. Derivatives and Hedging Activities

As of September 30, 2016, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the nine months ended September 30, 2016 and 2015. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $6,015,000 and $4,099,000 for the nine months ended September 30, 2016 and 2015, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $7,903,000 of the unrealized loss reported in other comprehensive income at September 30, 2016 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$1,959	(8,630)	(11,989)	(10,727)
Amount of loss reclassified from OCI to interest expense	(1,555)	(1,263)	(4,962)	(3,771)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$26,526	—	26,526	19,499	—	19,499

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $32,634,000 at September 30, 2016. There was $0 collateral pledged from the counterparty to the Company as of September 30, 2016. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Debit card expenses	$2,522	1,625	6,623	4,510
Consulting and outside services	1,549	898	4,055	4,173
Telephone	977	816	2,920	2,453
Loan expenses	1,062	642	2,800	2,433
Employee expenses	964	629	2,468	1,786
Checking and operating expenses	742	1,104	2,434	2,551
Printing and supplies	733	937	2,404	2,633
Postage	626	902	2,296	2,743
VIE write-downs and other expenses	773	761	1,814	3,062
Business development	629	403	1,514	1,041
Accounting and audit fees	409	405	1,109	1,264
Legal fees	210	332	921	780
ATM expenses	271	242	789	811
Other	847	1,033	3,080	2,845
Total other expenses	$12,314	10,729	35,227	33,085

Note 9. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive loss before reclassification	(5,524)	(6,581)	(12,105)
Amounts reclassified from accumulated other comprehensive income	58	2,310	2,368
Net current period other comprehensive loss	(5,466)	(4,271)	(9,737)
Balance at September 30, 2015	$22,479	(14,472)	8,007
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive income (loss) before reclassification	18,755	(7,344)	11,411
Amounts reclassified from accumulated other comprehensive income	399	3,039	3,438
Net current period other comprehensive income (loss)	19,154	(4,305)	14,849
Balance at September 30, 2016	$33,089	(16,251)	16,838

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income available to common stockholders, basic and diluted	$30,957	29,614	90,090	86,619
Average outstanding shares - basic	76,288,640	75,531,923	76,195,550	75,424,147
Add: dilutive stock options and awards	62,233	54,530	51,501	45,208
Average outstanding shares - diluted	76,350,873	75,586,453	76,247,051	75,469,355
Basic earnings per share	$0.40	0.39	1.18	1.15
Diluted earnings per share	$0.40	0.39	1.18	1.15

There were 10,677 and 3,181 stock options or restricted stock awards excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2016 and 2015, respectively, because to do so would have been anti-dilutive for those periods. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2016 and 2015.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2016.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$41,593	—	41,593	—
U.S. government sponsored enterprises	16,367	—	16,367	—
State and local governments	852,059	—	852,059	—
Corporate bonds	404,413	—	404,413	—
Residential mortgage-backed securities	977,647	—	977,647	—
Total assets measured at fair value on a recurring basis	$2,292,079	—	2,292,079	—
Interest rate swaps	$26,526	—	26,526	—
Total liabilities measured at fair value on a recurring basis	$26,526	—	26,526	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$47,451	—	47,451	—
U.S. government sponsored enterprises	93,167	—	93,167	—
State and local governments	885,019	—	885,019	—
Corporate bonds	384,163	—	384,163	—
Residential mortgage-backed securities	1,200,960	—	1,200,960	—
Total assets measured at fair value on a recurring basis	$2,610,760	—	2,610,760	—
Interest rate swaps	$19,499	—	19,499	—
Total liabilities measured at fair value on a recurring basis	$19,499	—	19,499	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2016.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$744	—	—	744
Collateral-dependent impaired loans, net of ALLL	5,381	—	—	5,381
Total assets measured at fair value on a non-recurring basis	$6,125	—	—	6,125

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,609	—	—	7,609
Collateral-dependent impaired loans, net of ALLL	12,938	—	—	12,938
Total assets measured at fair value on a non-recurring basis	$20,547	—	—	20,547

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$672	Sales comparison approach	Selling costs	8.0% - 10.0% (8.2%)
	72	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$744
Collateral-dependent impaired loans, net of ALLL	$141	Cost approach	Selling costs	10.0% - 20.0% (10.3%)
	2,276	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	2,964	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$5,381

	Fair Value December 31, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$4,067	Sales comparison approach	Selling costs	7.0% - 10.0% (7.9%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$7,609
Collateral-dependent impaired loans, net of ALLL	$162	Cost approach	Selling costs	0.0% - 20.0% (6.1%)
	9,465	Sales comparison approach	Selling costs	8.0% - 20.0% (8.9%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	3,311	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$251,413	251,413	—	—
Investment securities, available-for-sale	2,292,079	—	2,292,079	—
Investment securities, held-to-maturity	679,707	—	714,895	—
Loans held for sale	71,069	71,069	—	—
Loans receivable, net of ALLL	5,463,428	—	5,354,017	129,187
Accrued interest receivable	50,138	50,138	—	—
Non-marketable equity securities	20,103	—	20,103	—
Total financial assets	$8,827,937	372,620	8,381,094	129,187
Financial liabilities
Deposits	$7,309,319	5,994,226	1,317,757	—
FHLB advances	211,833	—	224,335	—
Repurchase agreements and other borrowed funds	407,199	—	407,199	—
Subordinated debentures	125,956	—	84,084	—
Accrued interest payable	3,439	3,439	—	—
Interest rate swaps	26,526	—	26,526	—
Total financial liabilities	$8,084,272	5,997,665	2,059,901	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$193,253	193,253	—	—
Investment securities, available-for-sale	2,610,760	—	2,610,760	—
Investment securities, held-to-maturity	702,072	—	729,513	—
Loans held for sale	56,514	56,514	—	—
Loans receivable, net of ALLL	4,948,984	—	4,851,934	132,649
Accrued interest receivable	44,524	44,524	—	—
Non-marketable equity securities	27,495	—	27,495	—
Total financial assets	$8,583,602	294,291	8,219,702	132,649
Financial liabilities
Deposits	$6,945,008	5,654,638	1,293,506	—
FHLB advances	394,131	—	401,530	—
Repurchase agreements and other borrowed funds	430,016	—	430,016	—
Subordinated debentures	125,848	—	81,840	—
Accrued interest payable	3,517	3,517	—	—
Interest rate swaps	19,499	—	19,499	—
Total financial liabilities	$7,918,019	5,658,155	2,226,391	—

Note 12. Mergers and Acquisitions

On August 31, 2016, the Company acquired 100 percent of the outstanding common stock of Treasure State Bank, a community bank based in Missoula, Montana. TSB provides banking services to individuals and businesses in the greater Missoula market. TSB has merged into Glacier Bank and has become a part of the First Security Bank of Missoula bank division. The TSB acquisition was valued at $13,940,000 and resulted in the Company issuing 349,545 shares of its common stock and $3,475,000 in cash in exchange for all of TSB’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the August 31, 2016 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and TSB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of TSB were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the August 31, 2016 acquisition date and TSB’s results of operations have been included in the Company’s consolidated statements of operations since that date. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the TSB acquisition:

(Dollars in thousands)	August 31, 2016
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$10,465
Cash consideration for outstanding shares	3,475
Contingent consideration	—
Total fair value of consideration transferred	13,940
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	10,176
Loans receivable	51,875
Core deposit intangible	762
Accrued income and other assets	6,937
Total identifiable assets acquired	69,750
Liabilities assumed
Deposits	58,364
FHLB advances	3,260
Accrued expenses and other liabilities	601
Total liabilities assumed	62,225
Total identifiable net assets	7,525
Goodwill recognized	$6,415

The fair value of the TSB assets acquired includes loans with fair values of $51,875,000 and the gross principal and contractual interest due under the TSB contracts is $54,819,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount is not expected to be collectible.

Core deposit intangible assets related to the TSB acquisition totaled $762,000 with an estimated life of 10 years.

The Company incurred $302,000 of third-party acquisition-related costs in connection with the TSB acquisition during the nine months ended September 30, 2016. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of TSB was approximately $336,000 and the net income was approximately $59,000 from August 31, 2016 to September 30, 2016. The following unaudited pro forma summary presents consolidated information of the Company as if the TSB acquisition had occurred on January 1, 2015:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income and non-interest income	$107,656	99,748	315,683	291,097
Net income	30,606	29,764	89,888	86,943

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (“Bank”) divisions;

•	potential interruption or breach in security of the Company’s systems and technological changes which could expose us to new risks (e.g., cybersecurity), fraud or system failures; and

•	the Company’s success in managing risks involved in the foregoing.

Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015
Operating results
Net income	$30,957	30,451	28,682	29,614	90,090	86,619
Basic earnings per share	$0.40	0.40	0.38	0.39	1.18	1.15
Diluted earnings per share	$0.40	0.40	0.38	0.39	1.18	1.15
Dividends declared per share	$0.20	0.20	0.20	0.19	0.60	0.56
Market value per share
Closing	$28.52	26.58	25.42	26.39	28.52	26.39
High	$29.99	27.68	26.34	29.88	29.99	30.08
Low	$25.49	24.31	22.19	24.33	22.19	22.27
Selected ratios and other data
Number of common stock shares outstanding	76,525,402	76,171,580	76,168,388	75,532,082	76,525,402	75,532,082
Average outstanding shares - basic	76,288,640	76,170,734	76,126,251	75,531,923	76,195,550	75,424,147
Average outstanding shares - diluted	76,350,873	76,205,069	76,173,417	75,586,453	76,247,051	75,469,355
Return on average assets (annualized)	1.34%	1.34%	1.28%	1.36%	1.32%	1.37%
Return on average equity (annualized)	10.80%	10.99%	10.53%	10.93%	10.77%	10.90%
Efficiency ratio	55.84%	56.10%	56.53%	54.32%	56.15%	55.01%
Dividend payout ratio	50.00%	50.00%	52.63%	48.72%	50.85%	48.70%
Loan to deposit ratio	77.53%	76.92%	74.65%	73.68%	77.53%	73.68%
Number of full time equivalent employees	2,207	2,210	2,184	2,040	2,207	2,040
Number of locations	142	143	144	133	142	133
Number of ATMs	166	167	167	158	166	158

The Company reported net income of $31.0 million for the current quarter, an increase of $1.4 million, or 5 percent, from the $29.6 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.40 per share, an increase of $0.01, or 3 percent, from the prior year third quarter diluted earnings per share of $0.39. Included in the current quarter was $228 thousand of acquisition-related expenses and $1.4 million of expenses related to the Company’s consolidation of its bank divisions’ core database systems (Core Consolidation Project or “CCP”) including expenses related to the re-issuance of debit cards with chip technology. As of September 30, 2016, the Company had completed the CCP conversion project for ten of its thirteen bank divisions.

Net income for the nine months ended September 30, 2016 was $90.1 million, an increase of $3.5 million, or 4 percent, from the $86.6 million of net income for the first nine months of the prior year. Diluted earnings per share for the first nine months of 2016 was $1.18 per share, an increase of $0.03, or 3 percent, from the diluted earnings per share of $1.15 for the same period in the prior year.

Recent Acquisition
On August 31, 2016, the Company completed the acquisition of Treasure State Bank (“TSB”), which resulted in goodwill of $6.4 million. The Company’s results of operations and financial condition include the acquisition of TSB from the acquisition date. For additional information regarding this acquisition, see Note 12 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	August 31, 2016
Total assets	$76,165
Loans receivable	51,875
Non-interest bearing deposits	13,005
Interest bearing deposits	45,359
Federal Home Loan Bank advances	3,260

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015
Cash and cash equivalents	$251,413	160,333	193,253	242,835	91,080	58,160	8,578
Investment securities, available-for-sale	2,292,079	2,487,955	2,610,760	2,530,994	(195,876)	(318,681)	(238,915)
Investment securities, held-to-maturity	679,707	680,574	702,072	651,822	(867)	(22,365)	27,885
Total investment securities	2,971,786	3,168,529	3,312,832	3,182,816	(196,743)	(341,046)	(211,030)
Loans receivable
Residential real estate	696,817	672,895	688,912	644,694	23,922	7,905	52,123
Commercial real estate	2,919,415	2,773,298	2,633,953	2,500,952	146,117	285,462	418,463
Other commercial	1,303,241	1,258,227	1,099,564	1,080,715	45,014	203,677	222,526
Home equity	435,935	431,659	420,901	412,256	4,276	15,034	23,679
Other consumer	240,554	242,538	235,351	237,802	(1,984)	5,203	2,752
Loans receivable	5,595,962	5,378,617	5,078,681	4,876,419	217,345	517,281	719,543
Allowance for loan and lease losses	(132,534)	(132,386)	(129,697)	(130,768)	(148)	(2,837)	(1,766)
Loans receivable, net	5,463,428	5,246,231	4,948,984	4,745,651	217,197	514,444	717,777
Other assets	630,248	624,349	634,163	592,997	5,899	(3,915)	37,251
Total assets	$9,316,875	9,199,442	9,089,232	8,764,299	117,433	227,643	552,576

Total investment securities of $2.972 billion at September 30, 2016 decreased $197 million, or 6 percent, during the current quarter. The decrease in the investment portfolio resulted from the Company redeploying the investment securities portfolio cash flow into the Company’s higher yielding loan portfolio. Investment securities represented 32 percent of total assets at September 30, 2016 compared to 36 percent of total assets at December 31, 2015 and 36 percent at September 30, 2015.

Excluding the acquisition of TSB, the loan portfolio grew $165 million, or 12 percent annualized, during the current quarter. Excluding the acquisition, the loan category with the largest increase was commercial real estate which increased $121 million, or 4 percent. Excluding the TSB acquisition and the acquisition of Cañon National Bank (collectively, “Cañon”) in October 2015, the loan portfolio increased $508 million, or 10 percent, since September 30, 2015 with $283 million and $198 million of the increase coming from growth in commercial real estate and other commercial loans, respectively.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015
Deposits
Non-interest bearing deposits	$2,098,747	1,907,026	1,918,310	1,893,723	191,721	180,437	205,024
NOW and DDA accounts	1,514,330	1,495,952	1,516,026	1,373,295	18,378	(1,696)	141,035
Savings accounts	938,547	926,865	838,274	771,719	11,682	100,273	166,828
Money market deposit accounts	1,442,602	1,403,028	1,382,028	1,350,098	39,574	60,574	92,504
Certificate accounts	975,521	1,017,681	1,060,650	1,094,565	(42,160)	(85,129)	(119,044)
Core deposits, total	6,969,747	6,750,552	6,715,288	6,483,400	219,195	254,459	486,347
Wholesale deposits	339,572	338,264	229,720	189,779	1,308	109,852	149,793
Deposits, total	7,309,319	7,088,816	6,945,008	6,673,179	220,503	364,311	636,140
Securities sold under agreements to repurchase	401,243	414,327	423,414	441,041	(13,084)	(22,171)	(39,798)
Federal Home Loan Bank advances	211,833	328,832	394,131	329,299	(116,999)	(182,298)	(117,466)
Other borrowed funds	5,956	4,926	6,602	6,619	1,030	(646)	(663)
Subordinated debentures	125,956	125,920	125,848	125,812	36	108	144
Other liabilities	114,789	111,962	117,579	113,541	2,827	(2,790)	1,248
Total liabilities	$8,169,096	8,074,783	8,012,582	7,689,491	94,313	156,514	479,605

Excluding the TSB acquisition, non-interest bearing deposits increased $179 million, or 9 percent, from the prior quarter which was driven by seasonal fluctuations and a strong inflow of new accounts. Excluding the TSB and Cañon acquisitions, non-interest bearing deposits increased $103 million, or 5 percent, from September 30, 2015. Excluding the TSB acquisition, core interest bearing deposits decreased $17.9 million, or 37 basis points, from the prior quarter. Excluding the TSB and Cañon acquisitions, core interest bearing deposits at September 30, 2016 increased $88 million, or 2 percent, from September 30, 2015. Wholesale deposits (i.e., brokered deposits classified as NOW, DDA, money market deposit and certificate accounts) of $340 million at September 30, 2016 increased $110 million since December 31, 2015 and increased $150 million over the prior year third quarter. A majority of the increase was driven by a need to obtain wholesale deposits necessary for an interest rate swap.

Securities sold under agreements to repurchase (“repurchase agreements”) of $401 million at September 30, 2016 decreased $13.1 million, or 3 percent, from the prior quarter and decreased $39.8 million, or 9 percent, from the prior year third quarter. Repurchase agreements fluctuated as certain customers had significant deposit cash flows. Federal Home Loan Bank (“FHLB”) advances of $212 million at September 30, 2016 decreased $117 million, or 36 percent, during the current quarter as the Company’s funding needs decreased because of the increase in non-interest deposits during the current quarter.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015
Common equity	$1,130,941	1,104,246	1,074,661	1,066,801	26,695	56,280	64,140
Accumulated other comprehensive income	16,838	20,413	1,989	8,007	(3,575)	14,849	8,831
Total stockholders’ equity	1,147,779	1,124,659	1,076,650	1,074,808	23,120	71,129	72,971
Goodwill and core deposit intangible, net	(160,008)	(153,608)	(155,193)	(141,624)	(6,400)	(4,815)	(18,384)
Tangible stockholders’ equity	$987,771	971,051	921,457	933,184	16,720	66,314	54,587

Stockholders’ equity to total assets	12.32%	12.23%	11.85%	12.26%
Tangible stockholders’ equity to total tangible assets	10.79%	10.73%	10.31%	10.82%
Book value per common share	$15.00	14.76	14.15	14.23	0.24	0.85	0.77
Tangible book value per common share	$12.91	12.75	12.11	12.35	0.16	0.80	0.56

Tangible stockholders’ equity of $988 million at September 30, 2016 increased $16.7 million, or 2 percent, from the prior quarter primarily from earnings retention and $10.5 million of Company stock issued in connection with the TSB acquisition, both of which more than offset the decrease in accumulated other comprehensive income and the increase in intangibles from the acquisition of TSB. Tangible stockholders’ equity increased $54.6 million, or 6 percent, from a year ago, the result of earnings retention, an increase in accumulated other comprehensive income and $25.6 million of Company stock issued in connection with the TSB and Cañon acquisitions; such increases more than offset the increase in goodwill and other intangibles from the acquisitions. Tangible book value per common share at quarter end increased $0.16 per share from the prior quarter and increased $0.56 per share from the prior year third quarter and was principally due to earnings retention.

Cash Dividend
On September 28, 2016, the Company’s Board of Directors (“Board”) declared a quarterly cash dividend of $0.20 per share. The dividend was payable October 20, 2016 to shareholders of record October 11, 2016. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2016
Compared to June 30, 2016, March 31, 2016 and September 30, 2015

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Sep 30, 2015	Jun 30, 2016	Mar 31, 2016	Sep 30, 2015
Net interest income
Interest income	$85,944	86,069	84,381	80,367	(125)	1,563	5,577
Interest expense	7,318	7,424	7,675	7,309	(106)	(357)	9
Total net interest income	78,626	78,645	76,706	73,058	(19)	1,920	5,568
Non-interest income
Service charges and other fees	16,307	15,772	14,681	15,357	535	1,626	950
Miscellaneous loan fees and charges	1,195	1,163	1,021	1,055	32	174	140
Gain on sale of loans	9,592	8,257	5,992	7,326	1,335	3,600	2,266
(Loss) gain on sale of investments	(594)	(220)	108	(31)	(374)	(702)	(563)
Other income	1,793	1,787	2,450	2,092	6	(657)	(299)
Total non-interest income	28,293	26,759	24,252	25,799	1,534	4,041	2,494
	$106,919	105,404	100,958	98,857	1,515	5,961	8,062
Net interest margin (tax-equivalent)	4.00%	4.06%	4.01%	3.96%

Net Interest Income
In the current quarter, interest income of $85.9 million decreased $125 thousand, or 15 basis points, from the prior quarter and was primarily driven by the decrease in interest income from investment securities. As a result of loan growth, commercial loan interest income increased $692 thousand, or 1 percent, during the current quarter and residential real estate loan income increased $414 thousand, or 5 percent, during the current quarter. Current quarter interest income increased $5.6 million, or 7 percent, over the prior year third quarter because of increases in interest income on commercial loans which increased $5.6 million, or 13 percent. As a result of the decreased investment portfolio, the investment income decreased during the current quarter by $1.2 million and decreased $610 thousand compared to the prior year third quarter.

The current quarter interest expense of $7.3 million decreased $106 thousand, or 1 percent, from the prior quarter and increased $9 thousand from the prior year third quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 37 basis points compared to 38 basis points for the prior quarter and 39 basis points in the prior year third quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.00 percent compared to 4.06 percent in the prior quarter. During the current quarter, the earning asset yield decreased by 8 basis points and was primarily driven by a 4 basis point decrease from the recovery of interest on loans previously placed on non-accrual and a 4 basis point decrease in discount accretion associated with the fair value of previously acquired loans. The Company’s current quarter net interest margin increased 4 basis points from the prior year third quarter net interest margin of 3.96 percent. The increase was driven by the shift in earning assets from the lower yielding investment securities to higher yielding loans and lower funding cost.

Non-interest Income
Non-interest income for the current quarter totaled $28.3 million, an increase of $1.5 million, or 6 percent, from the prior quarter and an increase of $2.5 million, or 10 percent, over the same quarter last year. Service fee income of $16.3 million, increased $535 thousand, or 3 percent, from the prior quarter. Service fee income for the current quarter increased by $950 thousand, or 6 percent, from the prior year third quarter because of the increased number of deposit accounts. Gain on sale of residential loans for the current quarter increased $1.3 million, or 16 percent, from the prior quarter due to the third quarter traditionally experiencing stronger mortgage loan originations. Gain on sale of residential loans for the current quarter increased $2.3 million, or 31 percent, from the prior year third quarter as a result of the housing market continuing to strengthen during the current year coupled with the low interest rate environment. Included in other income was operating revenue of $34 thousand from other real estate owned (“OREO”) and a gain of $134 thousand from the sale of OREO, a combined total of $168 thousand for the current quarter compared to $182 thousand for the prior quarter and $129 thousand for the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Sep 30, 2015	Jun 30, 2016	Mar 31, 2016	Sep 30, 2015
Compensation and employee benefits	$38,370	37,560	36,941	33,534	810	1,429	4,836
Occupancy and equipment	6,168	6,443	6,676	6,435	(275)	(508)	(267)
Advertising and promotions	2,098	2,085	2,125	2,459	13	(27)	(361)
Data processing	4,080	3,938	3,373	2,710	142	707	1,370
Other real estate owned	215	214	390	1,047	1	(175)	(832)
Regulatory assessments and insurance	1,158	1,066	1,508	1,478	92	(350)	(320)
Core deposit intangibles amortization	777	788	797	720	(11)	(20)	57
Other expenses	12,314	12,367	10,546	10,729	(53)	1,768	1,585
Total non-interest expense	$65,180	64,461	62,356	59,112	719	2,824	6,068

Compensation and employee benefits for the current quarter increased by $810 thousand, or 2 percent, from the prior quarter. Compensation and employee benefits for the current quarter increased by $4.8 million, or 14 percent, from the prior year third quarter due to the increased number of employees, including increases from the Cañon acquisition, and annual salary increases. Current quarter occupancy and equipment expense decreased $275 thousand, or 4 percent, from the prior quarter and decreased $267 thousand, or 4 percent, from the prior year third quarter. The current quarter data processing expense increased $142 thousand, or 4 percent, from the prior quarter. The current quarter data processing expense increased $1.4 million from the prior year third quarter; such increases primarily from expenses associated with CCP. The current quarter OREO expense of $215 thousand included $162 thousand of operating expense, $13 thousand of fair value write-downs, and $40 thousand of loss from the sales of OREO. Current quarter other expenses of $12.3 million remained stable in total compared to the prior quarter, however several areas experienced increases or decreases related to acquisitions, CCP, and expenses connected with equity investments in New Markets Tax Credit (“NMTC”) projects. Current quarter other expenses increased $1.6 million, or 15 percent, from the prior year third quarter and was primarily driven by increases from costs associated with CCP.

Efficiency Ratio
The current quarter efficiency ratio was 55.84 percent, a 26 basis points decrease from the prior quarter efficiency ratio of 56.10 percent which was driven by the increase in gain on sale of residential loans which outpaced the increase in operating expenses. The current quarter efficiency ratio of 55.84 percent compared to 54.32 percent in the prior year third quarter. The 1.52 percent increase in the efficiency ratio was the result of additional costs associated with CCP and increased compensation expense, which was greater than the benefits experienced in net interest income and non-interest income.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2016	$626	$478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%
Fourth quarter 2014	191	1,070	2.89%	0.58%	1.08%

Net charge-offs for the current quarter were $478 thousand compared to net recoveries of $2.3 million for the prior quarter and net charge-offs of $577 thousand from the same quarter last year. The net recoveries and charge-offs continue to trend in the right direction with a fair amount of volatility during the quarters. There was $626 thousand of current quarter provision for loan losses, compared to no provision in the prior quarter and $826 thousand in the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results for Nine Months ended September 30, 2016
Compared to September 30, 2015

Income Summary
The following table summarizes revenue for the periods indicated:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2016	September 30, 2015
Net interest income
Interest income	$256,394	$236,470	$19,924	8%
Interest expense	22,417	22,060	357	2%
Total net interest income	233,977	214,410	19,567	9%
Non-interest income
Service charges and other fees	46,760	43,868	2,892	7%
Miscellaneous loan fees and charges	3,379	3,354	25	1%
Gain on sale of loans	23,841	20,356	3,485	17%
Loss on sale of investments	(706)	(124)	(582)	469%
Other income	6,030	6,840	(810)	(12)%
Total non-interest income	79,304	74,294	5,010	7%
	$313,281	$288,704	$24,577	9%
Net interest margin (tax-equivalent)	4.02%	3.99%

Net Interest Income
Net interest income for the first nine months of the current year was $234 million, an increase of $19.6 million, or 9 percent, over the same period last year. Interest income for the first nine months of the current year increased $19.9 million, or 8 percent, from the prior year first nine months and was principally due to a $17.3 million increase in income from commercial loans. Additional increases included $1.4 million in interest income from investment securities and $1.4 million in interest income from residential loans.

Interest expense of $22.4 million for the first nine months of the current year increased $357 thousand, or 2 percent, over the same period in the prior year. Deposit interest expense for the first nine months of the current year increased $1.7 million, or 14 percent, from the prior year first nine months and was driven by the increase in wholesale deposits and the additional interest expense for an interest rate swap with a notional $100 million that began its accrual period in December 2015. FHLB interest expense decreased $1.8 million, or 28 percent, which resulted from long-term advances maturing which were replaced by lower rate short-term advances. The total funding cost (including non-interest bearing deposits) for the first nine months of 2016 was 38 basis points compared to 40 basis points for the first nine months of 2015.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2016 was 4.02 percent, a 3 basis point increase from the net interest margin of 3.99 percent for the first nine months of 2015. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans combined with a continued increase in low cost deposits.

Non-interest Income
Non-interest income of $79.3 million for the first nine months of 2016 increased $5.0 million, or 7 percent, over the same period last year. Service charges and other fees of $46.8 million for the first nine months of 2016 increased $2.9 million, or 7 percent, from the same period last year as a result of an increased number of deposit accounts and increases from recent acquisitions. The gain of $23.8 million on the sale of residential loans for the first nine months of 2016 increased $3.5 million, or 17 percent, from the first nine months of 2015 which was attributable to the stronger housing market and the low interest rate environment. Included in other income was operating revenue of $84 thousand from OREO and gains of $479 thousand from the sales of OREO, which totaled $563 thousand for the first nine months of 2016 compared to $869 thousand for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2016	September 30, 2015
Compensation and employee benefits	$112,871	$98,507	$14,364	15%
Occupancy and equipment	19,287	18,927	360	2%
Advertising and promotions	6,308	6,626	(318)	(5)%
Data processing	11,391	8,232	3,159	38%
Other real estate owned	819	3,182	(2,363)	(74)%
Regulatory assessments and insurance	3,732	3,789	(57)	(2)%
Core deposit intangible amortization	2,362	2,206	156	7%
Other expenses	35,227	33,085	2,142	6%
Total non-interest expense	$191,997	$174,554	$17,443	10%

Compensation and employee benefits for the first nine months of 2016 increased $14.4 million, or 15 percent, from the same period due to the increased number of employees including from the acquired banks and annual salary increases. Occupancy and equipment expense of $19.3 million for the first nine months of 2016 increased $360 thousand, or 2 percent. Outsourced data processing expense increased $3.2 million, or 38 percent, from the prior year first nine months as a result of additional costs from CCP. OREO expense of $819 thousand in the first nine months of 2016 decreased $2.4 million, or 74 percent, from the first nine months of the prior year. OREO expense for the first nine months of 2016 included $443 thousand of operating expenses, $92 thousand of fair value write-downs, and $284 thousand of loss from the sales of OREO. Current year other expenses of $35.2 million increased $2.1 million, or 6 percent, from the prior year and was driven by increases from costs associated with CCP which were partially offset by decreases in expenses connected with the equity investments in NMTC projects.

Efficiency Ratio
The efficiency ratio was 56.15 percent for the first nine months of 2016 and 55.01 percent for the first nine months of 2015. Although there were increases in both net interest income and non-interest income, such increases were outpaced by the increases in CCP expenses and compensation expenses which contributed to the higher efficiency ratio in 2016.

Provision for Loan Losses
The provision for loan losses was $1.2 million for the first nine months of 2016, a decrease of $679 thousand, or 36 percent, from the same period in the prior year. Net recovery of loans during the first nine months of 2016 was $1.6 million compared to net charge-offs of $858 thousand from the first nine months of 2015.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$41,593	1%	$47,451	1%	$49,315	2%
U.S. government sponsored enterprises	16,367	—%	93,167	3%	98,791	3%
State and local governments	852,059	29%	885,019	27%	931,000	29%
Corporate bonds	404,413	14%	384,163	12%	360,811	11%
Residential mortgage-backed securities	977,647	33%	1,200,960	36%	1,091,077	34%
Total available-for-sale	2,292,079	77%	2,610,760	79%	2,530,994	79%
Held-to-maturity
State and local governments	679,707	23%	702,072	21%	651,822	21%
Total held-to-maturity	679,707	23%	702,072	21%	651,822	21%
Total investment securities	$2,971,786	100%	$3,312,832	100%	$3,182,816	100%

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

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$359,030	371,249	366,961	374,470
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	890,815	932,383	936,947	971,717
S&P: A+, A, A- / Moody’s: A1, A2, A3	229,130	244,477	239,371	252,292
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,270	2,408	2,858	3,017
Not rated by either entity	14,509	15,550	12,673	13,036
Below investment grade	851	887	—	—
Total	$1,496,605	1,566,954	1,558,810	1,614,532

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$823,592	864,482	831,518	862,863
General obligation - limited	222,998	237,454	262,803	274,177
Revenue	411,571	424,662	423,171	434,610
Certificate of participation	27,334	29,030	28,245	29,634
Other	11,110	11,326	13,073	13,248
Total	$1,496,605	1,566,954	1,558,810	1,614,532

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$206,367	215,193	211,023	218,051
Michigan	174,261	184,208	156,426	162,862
Washington	186,695	198,301	179,173	187,949
California	100,058	102,936	105,510	108,235
Montana	92,099	100,119	90,272	95,644
All other states	737,125	766,197	816,406	841,791
Total	$1,496,605	1,566,954	1,558,810	1,614,532

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at September 30, 2016. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Residential Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,380	1.62%	$9,989	1.05%	$30,224	1.27%	$—	—%	$41,593	1.22%
U.S. government sponsored enterprises	455	2.23%	15,912	2.00%	—	—%	—	—%	—	—%	16,367	2.01%
State and local governments	49,539	2.05%	57,417	2.11%	191,954	3.47%	553,149	4.25%	—	—%	852,059	3.79%
Corporate bonds	79,985	2.03%	324,428	2.09%	—	—%	—	—%	—	—%	404,413	2.08%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	977,647	1.88%	977,647	1.88%
Total available-for-sale	129,979	2.03%	399,137	2.09%	201,943	3.34%	583,373	4.08%	977,647	1.88%	2,292,079	2.60%
Held-to-maturity
State and local governments	—	—%	—	—%	43,656	2.65%	636,051	4.08%	—	—%	679,707	3.99%
Total held-to-maturity	—	—%	—	—%	43,656	2.65%	636,051	4.08%	—	—%	679,707	3.99%
Total investment securities	$129,979	2.03%	$399,137	2.09%	$245,599	3.21%	$1,219,424	4.08%	$977,647	1.88%	$2,971,786	2.92%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of September 30, 2016, the Company determined that none of such securities had other-than-temporary impairment.

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

The following table separates investments with an unrealized loss position at September 30, 2016 into two categories: investments purchased prior to 2016 and those purchased during 2016. Of those investments purchased prior to 2016, the fair market value and unrealized gain or loss at December 31, 2015 is also presented.

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2016
U.S. government and federal agency	$32,199	$(158)	—%	$37,141	$(361)	(1)%
State and local governments	249,046	(9,995)	(4)%	252,192	(8,342)	(3)%
Corporate bonds	11,202	(32)	—%	11,162	(182)	(2)%
Residential mortgage-backed securities	78,656	(371)	—%	103,705	(1,300)	(1)%
Total	$371,103	$(10,556)	(3)%	$404,200	$(10,185)	(3)%
Temporarily impaired securities purchased during 2016
State and local governments	$8,685	$(123)	(1)%
Residential mortgage-backed securities	19,676	(57)	—%
Total	$28,361	$(180)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$32,199	$(158)	—%
State and local governments	257,731	(10,118)	(4)%
Corporate bonds	11,202	(32)	—%
Residential mortgage-backed securities	98,332	(428)	—%
Total	$399,464	$(10,736)	(3)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at September 30, 2016:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	58	$(6,257)
0.1% to 5.0%	200	(4,479)
Total	258	$(10,736)

With respect to the duration of the impaired debt securities, the Company identified 175 securities which have been continuously impaired for the twelve months ending September 30, 2016. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 175 debt securities which have been continuously impaired for the twelve months ended September 30, 2016, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	24	$(151)	$(23)
State and local governments	136	(9,516)	(783)
Corporate bonds	3	(29)	(13)
Residential mortgage-backed securities	12	(176)	(72)
Total	175	$(9,872)

Based on the Company's analysis of its impaired debt securities as of September 30, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at September 30, 2016 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at September 30, 2016 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$696,817	13%	$688,912	14%	$644,694	13%
Commercial loans
Real estate	2,919,415	53%	2,633,953	53%	2,500,952	53%
Other commercial	1,303,241	24%	1,099,564	22%	1,080,715	23%
Total	4,222,656	77%	3,733,517	75%	3,581,667	76%
Consumer and other loans
Home equity	435,935	8%	420,901	9%	412,256	9%
Other consumer	240,554	4%	235,351	5%	237,802	5%
Total	676,489	12%	656,252	14%	650,058	14%
Loans receivable	5,595,962	102%	5,078,681	103%	4,876,419	103%
Allowance for loan and lease losses	(132,534)	(2)%	(129,697)	(3)%	(130,768)	(3)%
Loans receivable, net	$5,463,428	100%	$4,948,984	100%	$4,745,651	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Other real estate owned	$22,662	24,370	26,815	26,609
Accruing loans 90 days or more past due
Residential real estate	222	772	—	43
Commercial	2,687	5,039	2,051	3,674
Consumer and other	390	383	80	67
Total	3,299	6,194	2,131	3,784
Non-accrual loans
Residential real estate	4,538	4,409	8,073	9,590
Commercial	42,221	34,455	36,510	37,411
Consumer and other	5,521	6,153	6,550	7,631
Total	52,280	45,017	51,133	54,632
Total non-performing assets [1]	$78,241	75,581	80,079	85,025
Non-performing assets as a percentage of subsidiary assets	0.84%	0.82%	0.88%	0.97%
ALLL as a percentage of non-performing loans	238%	259%	244%	224%
Accruing loans 30-89 days past due	$27,384	23,479	19,413	17,822
Accruing troubled debt restructurings	$52,578	50,054	63,590	63,638
Non-accrual troubled debt restructurings	$23,427	23,822	27,057	27,442
Interest income [2]	$1,881	1,084	2,471	1,981
__________

[1]	As of September 30, 2016, non-performing assets have not been reduced by U.S. government guarantees of $1.5 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at September 30, 2016 were $78.2 million, an increase of $2.7 million, or 4 percent, during the current quarter and a decrease of $6.8 million, or 8 percent, from a year ago. Early stage delinquencies (accruing loans 30-89 days past due) of $27.4 million at September 30, 2016 increased $3.9 million from the prior quarter.

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

Construction loans, a regulatory classification, accounted for 21 percent of the Company’s non-accrual loans as of September 30, 2016. Land, lot and other construction loans, a regulatory classification, were 94 percent of the non-accrual construction loans. Of the Company’s $11.2 million of non-accrual construction loans at September 30, 2016, 92 percent of such loans had collateral properties securing the loans in Western Montana. Consistent with the gradual economic recovery, the upscale primary, secondary and other housing markets, as well as the associated construction and building industries show improved activity after several years of decline. As the housing market (rental and owner-occupied) and related industries continue to recover from the downturn, the Company continues to reduce its exposure to loss in the land, lot and other construction loan portfolio.

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

Impaired loans were $135 million and $141 million as of September 30, 2016 and December 31, 2015, respectively. The ALLL includes specific valuation allowances of $6.0 million and $8.1 million of impaired loans as of September 30, 2016 and December 31, 2015, respectively. Of the total impaired loans at September 30, 2016, there were 24 significant commercial real estate and other commercial loans that accounted for $63.3 million, or 47 percent, of the impaired loans. The 24 loans were collateralized by 140 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at September 30, 2016, there were 143 loans aggregating $81.9 million, or 61 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $76.0 million and $90.6 million as of September 30, 2016 and December 31, 2015, respectively. The Company’s TDR loans are considered impaired loans of which $23.4 million and $27.1 million as of September 30, 2016 and December 31, 2015, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value prior to the acquisition of collateral and transfer of the loan into OREO during 2016 was $5.0 million of which $2.7 million was residential real estate loans, $2.2 million was commercial loans, and $88 thousand was consumer loans. The fair value of the loan collateral acquired in foreclosure during 2016 was $4.1 million of which $2.6 million was residential real estate, $1.4 million was commercial, and $42 thousand was consumer loans. The following table sets forth the changes in OREO for the periods indicated:

	Nine Months ended	Six Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Balance at beginning of period	$26,815	26,815	27,804	27,804
Acquisitions	882	—	974	464
Additions	4,117	3,635	7,989	6,910
Capital improvements	149	136	1,710	579
Write-downs	(92)	(79)	(1,575)	(1,522)
Sales	(9,209)	(6,137)	(10,087)	(7,626)
Balance at end of period	$22,662	24,370	26,815	26,609

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2016			December 31, 2015			September 30, 2015
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$13,911	10%	13%	$14,427	11%	13%	$15,708	12%	13%
Commercial real estate	67,244	51%	52%	67,877	52%	52%	68,026	52%	51%
Other commercial	36,579	28%	23%	32,525	25%	22%	31,601	24%	22%
Home equity	8,574	6%	8%	8,998	7%	8%	9,046	7%	9%
Other consumer	6,226	5%	4%	5,870	5%	5%	6,387	5%	5%
Total	$132,534	100%	100%	$129,697	100%	100%	$130,768	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	Nine Months ended	Six Months ended	Year ended	Nine Months ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Balance at beginning of period	$129,697	129,697	129,753	129,753
Provision for loan losses	1,194	568	2,284	1,873
Charge-offs
Residential real estate	(366)	(355)	(985)	(78)
Commercial loans	(1,064)	(878)	(4,242)	(3,405)
Consumer and other loans	(3,902)	(1,299)	(1,775)	(1,188)
Total charge-offs	(5,332)	(2,532)	(7,002)	(4,671)
Recoveries
Residential real estate	192	44	92	70
Commercial loans	4,719	3,432	3,620	2,955
Consumer and other loans	2,064	1,177	950	788
Total recoveries	6,975	4,653	4,662	3,813
Charge-offs, net of recoveries	1,643	2,121	(2,340)	(858)
Balance at end of period	$132,534	132,386	129,697	130,768
ALLL as a percentage of total loans	2.37%	2.46%	2.55%	2.68%
Net (recoveries) charge-offs as a percentage of total loans	(0.03)%	(0.04)%	0.05%	0.02%

The allowance as a percent of total loans outstanding at September 30, 2016 was 2.37 percent, a decrease of 18 basis points from 2.55 percent at December 31, 2015 and a decrease of 31 basis points from 2.68 percent at September 30, 2015 which was driven by loan growth combined with stabilized credit quality.

The Company’s ALLL of $133 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended September 30, 2016 and 2015, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2016, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $2.8 million. During the same period in 2015, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $1.0 million.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 142 locations, including 133 branches, across Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Rocky Mountain states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase within the Company’s footprint. Colorado and Washington are experiencing the strongest pricing pressures, while Wyoming continues to lag behind the national trend. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States increased during the second half of 2015 for the first time since 2013; however, home ownership fell slightly during the first half of 2016. The long-term average for the United States homeownership rate is at 64 percent. Annual personal income growth remains in positive territory for each of the Company’s states except Wyoming and Washington, Colorado and Utah exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the next six months in all of the Company’s footprint, except Montana. Gross Domestic Product growth increased during the prior quarter due to an increase in consumer spending, while consumer sentiment continues to decline as election season draws closer. Utah, Colorado, Idaho and Montana are below the full employment level of 5 percent. Crude oil, natural gas and base metal prices continue to be stressed and certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for the locations where the Company’s market areas have national parks and similar recreational areas in the market areas served. However, Canadian tourism in Washington, Idaho and Montana has been negatively impacted by the weak Canadian dollar. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent of the Company’s total loan portfolio and accounted for 21 percent and 34 percent of the Company’s non-accrual loans at September 30, 2016 and December 31, 2015, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Specific valuation allowance	$5,966	4,365	8,124	7,497
General valuation allowance	126,568	128,021	121,573	123,271
Total ALLL	$132,534	132,386	129,697	130,768

During 2016, the ALLL increased by $2.8 million, the net result of a $2.2 million decrease in the specific valuation allowance and a $5.0 million increase in the general valuation allowance. The specific valuation allowance decreased compared to the prior year end due to a decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $523 million in loans collectively evaluated for impairment.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015
Custom and owner occupied construction	$82,935	$78,525	$75,094	$64,951	6%	10%	28%
Pre-sold and spec construction	66,812	59,530	50,288	46,921	12%	33%	42%
Total residential construction	149,747	138,055	125,382	111,872	8%	19%	34%
Land development	68,597	61,803	62,356	83,756	11%	10%	(18)%
Consumer land or lots	96,798	95,247	97,270	98,490	2%	—%	(2)%
Unimproved land	69,880	70,396	73,844	74,439	(1)%	(5)%	(6)%
Developed lots for operative builders	13,256	13,845	12,336	13,697	(4)%	7%	(3)%
Commercial lots	27,512	26,084	22,035	22,937	5%	25%	20%
Other construction	246,753	206,343	156,784	122,347	20%	57%	102%
Total land, lot, and other construction	522,796	473,718	424,625	415,666	10%	23%	26%
Owner occupied	963,063	927,237	938,625	885,736	4%	3%	9%
Non-owner occupied	890,981	835,272	774,192	739,057	7%	15%	21%
Total commercial real estate	1,854,044	1,762,509	1,712,817	1,624,793	5%	8%	14%
Commercial and industrial	697,598	705,011	649,553	619,688	(1)%	7%	13%
Agriculture	425,645	421,097	367,339	386,523	1%	16%	10%
1st lien	883,034	867,918	856,193	801,705	2%	3%	10%
Junior lien	61,788	64,248	65,383	67,351	(4)%	(5)%	(8)%
Total 1-4 family	944,822	932,166	921,576	869,056	1%	3%	9%
Multifamily residential	204,395	198,583	201,542	189,944	3%	1%	8%
Home equity lines of credit	399,446	388,939	372,039	359,605	3%	7%	11%
Other consumer	154,547	156,568	150,469	154,095	(1)%	3%	—%
Total consumer	553,993	545,507	522,508	513,700	2%	6%	8%
Other	313,991	276,111	209,853	185,633	14%	50%	69%
Total loans receivable, including loans held for sale	5,667,031	5,452,757	5,135,195	4,916,875	4%	10%	15%
Less loans held for sale [1]	(71,069)	(74,140)	(56,514)	(40,456)	(4)%	26%	76%
Total loans receivable	$5,595,962	$5,378,617	$5,078,681	$4,876,419	4%	10%	15%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Sep 30, 2016	Sep 30, 2016	Sep 30, 2016
Custom and owner occupied construction	$375	390	1,016	1,048	375	—	—
Pre-sold and spec construction	250	—	—	—	250	—	—
Total residential construction	625	390	1,016	1,048	625	—	—
Land development	11,717	12,830	17,582	17,719	1,588	—	10,129
Consumer land or lots	2,196	1,656	2,250	2,430	766	—	1,430
Unimproved land	12,068	12,147	12,328	12,055	7,980	—	4,088
Developed lots for operative builders	175	176	488	492	—	—	175
Commercial lots	2,165	1,979	1,521	1,631	216	—	1,949
Other construction	—	—	4,236	4,244	—	—	—
Total land, lot and other construction	28,321	28,788	38,405	38,571	10,550	—	17,771
Owner occupied	19,970	10,503	10,952	12,719	18,190	—	1,780
Non-owner occupied	4,005	4,055	3,446	3,833	3,328	—	677
Total commercial real estate	23,975	14,558	14,398	16,552	21,518	—	2,457
Commercial and industrial	5,175	7,123	3,993	5,110	5,002	160	13
Agriculture	2,329	3,979	3,281	3,114	2,145	184	—
1st lien	9,333	11,332	10,691	11,953	6,267	817	2,249
Junior lien	1,335	1,489	668	660	1,160	35	140
Total 1-4 family	10,668	12,821	11,359	12,613	7,427	852	2,389
Multifamily residential	432	432	113	—	432	—	—
Home equity lines of credit	4,734	5,413	5,486	6,013	4,445	289	—
Other consumer	182	275	228	204	136	14	32
Total consumer	4,916	5,688	5,714	6,217	4,581	303	32
Other	1,800	1,802	1,800	1,800	—	1,800	—
Total	$78,241	75,581	80,079	85,025	52,280	3,299	22,662

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015
Custom and owner occupied construction	$65	$375	$462	$138	(83)%	(86)%	(53)%
Pre-sold and spec construction	—	304	181	144	(100)%	(100)%	(100)%
Total residential construction	65	679	643	282	(90)%	(90)%	(77)%
Land development	—	37	447	—	(100)%	(100)%	n/m
Consumer land or lots	130	676	166	266	(81)%	(22)%	(51)%
Unimproved land	857	879	774	304	(3)%	11%	182%
Developed lots for operative builders	—	166	—	—	(100)%	n/m	n/m
Other construction	7,125	—	337	—	n/m	2,014%	n/m
Total land, lot and other construction	8,112	1,758	1,724	570	361%	371%	1,323%
Owner occupied	586	2,975	2,760	2,497	(80)%	(79)%	(77)%
Non-owner occupied	5,830	5,364	923	5,529	9%	532%	5%
Total commercial real estate	6,416	8,339	3,683	8,026	(23)%	74%	(20)%
Commercial and industrial	4,038	4,956	1,968	2,774	(19)%	105%	46%
Agriculture	989	804	1,014	867	23%	(2)%	14%
1st lien	3,439	2,667	6,272	2,510	29%	(45)%	37%
Junior lien	977	1,251	1,077	228	(22)%	(9)%	329%
Total 1-4 family	4,416	3,918	7,349	2,738	13%	(40)%	61%
Multifamily residential	—	—	662	114	n/m	(100)%	(100)%
Home equity lines of credit	2,383	2,253	1,046	1,599	6%	128%	49%
Other consumer	943	736	1,227	811	28%	(23)%	16%
Total consumer	3,326	2,989	2,273	2,410	11%	46%	38%
Other	22	36	97	41	(39)%	(77)%	(46)%
Total	$27,384	$23,479	$19,413	$17,822	17%	41%	54%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2016	Jun 30, 2016	Dec 31, 2015	Sep 30, 2015	Sep 30, 2016	Sep 30, 2016
Pre-sold and spec construction	$(39)	(37)	(53)	(34)	—	39
Land development	(2,372)	(2,342)	(288)	(293)	29	2,401
Consumer land or lots	(487)	(351)	66	(8)	25	512
Unimproved land	(114)	(46)	(325)	(152)	—	114
Developed lots for operative builders	(23)	(54)	(85)	(72)	15	38
Commercial lots	29	21	(26)	(5)	33	4
Other construction	—	—	(1)	(1)	—	—
Total land, lot and other construction	(2,967)	(2,772)	(659)	(531)	102	3,069
Owner occupied	(354)	(51)	247	249	32	386
Non-owner occupied	9	(3)	93	105	13	4
Total commercial real estate	(345)	(54)	340	354	45	390
Commercial and industrial	(643)	(112)	1,389	1,011	761	1,404
Agriculture	(29)	(1)	50	(8)	25	54
1st lien	132	245	834	(80)	327	195
Junior lien	(15)	(56)	(125)	(106)	137	152
Total 1-4 family	117	189	709	(186)	464	347
Multifamily residential	229	229	(318)	(318)	229	—
Home equity lines of credit	450	(25)	740	531	696	246
Other consumer	255	149	143	39	409	154
Total consumer	705	124	883	570	1,105	400
Other	1,329	313	(1)	—	2,601	1,272
Total	$(1,643)	(2,121)	2,340	858	5,332	6,975

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

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing demand accounts, interest bearing NOW and demand accounts, savings, money market deposit accounts, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. In addition, wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts. The Company’s deposits are summarized below:

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,098,747	29%	$1,918,310	28%	$1,893,723	28%
NOW and DDA accounts	1,514,330	21%	1,516,026	22%	1,373,295	21%
Savings accounts	938,547	13%	838,274	12%	771,719	12%
Money market deposit accounts	1,442,602	20%	1,382,028	20%	1,350,098	20%
Certificate accounts	975,521	13%	1,060,650	15%	1,094,565	16%
Wholesale deposits	339,572	4%	229,720	3%	189,779	3%
Total interest bearing deposits	5,210,572	71%	5,026,698	72%	4,779,456	72%
Total deposits	$7,309,319	100%	$6,945,008	100%	$6,673,179	100%

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2016	December 31, 2015
Repurchase agreements
Amount outstanding at end of period	$401,243	423,414
Weighted interest rate on outstanding amount	0.33%	0.31%
Maximum outstanding at any month-end	$445,960	441,041
Average balance	$376,560	376,983
Weighted-average interest rate	0.31%	0.27%
FHLB advances
Amount outstanding at end of period	$1,119	185,091
Weighted interest rate on outstanding amount	1.87%	1.02%
Maximum outstanding at any month-end	$240,050	185,091
Average balance	$105,595	107,341
Weighted-average interest rate	0.95%	3.06%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of September 30, 2016 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
FHLB advances
Borrowing capacity	$1,609,110	1,494,288
Amount utilized	(211,833)	(394,131)
Amount available	$1,397,277	1,100,157
FRB discount window
Borrowing capacity	$1,074,975	945,948
Amount utilized	—	—
Amount available	$1,074,975	945,948
Unsecured lines of credit available	$255,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$41,593	47,451
U.S. government sponsored enterprises	8,759	75,419
State and local governments	802,945	880,866
Corporate bonds	118,130	48,528
Residential mortgage-backed securities	268,354	435,749
Total unencumbered securities	$1,239,781	1,488,013

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 76,525,402 have been issued as of September 30, 2016. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2016. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

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

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of September 30, 2016. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	16.31%	15.05%	15.05%	11.77%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of September 30, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since September 30, 2016 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the nine months ended September 30, 2016 and 2015 was $30.0 million and $25.7 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 25.0 percent and 22.9 percent, respectively. The primary reason for the current and prior year’s low effective tax rate is the amount of tax-exempt investment income and federal income tax credits. Tax-exempt investment income was $37.8 million and $38.0 million for the nine months ended September 30, 2016 and 2015, respectively. The benefits from federal income tax credits were $2.4 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2016	$2,150	1,079	863	4,092
2017	1,586	1,902	786	4,274
2018	1,264	2,261	709	4,234
2019	1,364	2,261	660	4,285
2020	1,364	2,047	611	4,022
Thereafter	1,959	7,596	2,494	12,049
	$9,687	17,146	6,123	32,956

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2016			September 30, 2016
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$752,723	$8,538	4.54%	$736,866	$24,947	4.51%
Commercial loans [1]	4,092,627	48,817	4.75%	3,915,503	142,108	4.85%
Consumer and other loans	678,415	7,885	4.62%	666,200	23,501	4.71%
Total loans [2]	5,523,765	65,240	4.70%	5,318,569	190,556	4.79%
Tax-exempt investment securities [3]	1,311,616	18,764	5.72%	1,337,511	57,420	5.72%
Taxable investment securities [4]	1,774,209	9,813	2.21%	1,895,871	31,961	2.25%
Total earning assets	8,609,590	93,817	4.33%	8,551,951	279,937	4.37%
Goodwill and intangibles	155,347			154,708
Non-earning assets	398,463			393,290
Total assets	$9,163,400			$9,099,949
Liabilities
Non-interest bearing deposits	$1,973,648	$—	—%	$1,897,176	$—	—%
NOW and DDA accounts	1,501,944	244	0.06%	1,487,413	808	0.07%
Savings accounts	934,911	119	0.05%	900,141	331	0.05%
Money market deposit accounts	1,425,655	543	0.15%	1,410,257	1,635	0.15%
Certificate accounts	986,411	1,482	0.60%	1,030,283	4,605	0.60%
Wholesale deposits [5]	345,287	2,162	2.49%	335,628	6,526	2.60%
FHLB advances	259,216	1,527	2.30%	319,808	4,844	1.99%
Repurchase agreements and other borrowed funds	502,391	1,241	0.98%	507,514	3,668	0.97%
Total interest bearing liabilities	7,929,463	7,318	0.37%	7,888,220	22,417	0.38%
Other liabilities	93,250			94,718
Total liabilities	8,022,713			7,982,938
Stockholders’ Equity
Common stock	762			762
Paid-in capital	741,072			738,126
Retained earnings	381,197			366,094
Accumulated other comprehensive income	17,656			12,029
Total stockholders’ equity	1,140,687			1,117,011
Total liabilities and stockholders’ equity	$9,163,400			$9,099,949
Net interest income (tax-equivalent)		$86,499			$257,520
Net interest spread (tax-equivalent)			3.96%			3.99%
Net interest margin (tax-equivalent)			4.00%			4.02%

__________

[1]	Includes tax effect of $1.1 million and $2.9 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2016.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $6.4 million and $19.6 million on tax-exempt investment securities income for the three and nine months ended September 30, 2016.

[4]	Includes tax effect of $352 thousand and $1.1 million on federal income tax credits for the three and nine months ended September 30, 2016.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Nine Months ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,235	(869)	1,366
Commercial loans (tax-equivalent)	18,799	(450)	18,349
Consumer and other loans	1,624	(1,800)	(176)
Investment securities (tax-equivalent)	572	1,311	1,883
Total interest income	23,230	(1,808)	21,422
Interest expense
NOW and DDA accounts	85	(67)	18
Savings accounts	58	10	68
Money market deposit accounts	99	(8)	91
Certificate accounts	(524)	(155)	(679)
Wholesale deposits	2,657	(456)	2,201
FHLB advances	126	(1,967)	(1,841)
Repurchase agreements and other borrowed funds	29	470	499
Total interest expense	2,530	(2,173)	357
Net interest income (tax-equivalent)	$20,700	365	21,065

Net interest income (tax-equivalent) increased $21.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The interest income for the current year first nine months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio along with an increased growth in other loan categories. Total interest expense remained relatively flat for the first nine months of 2016 compared to the same period in the prior year, although, there was an increase in expenses related to wholesale deposits which was offset by a decrease in expense on FHLB advances. The increase in the amount of wholesale deposits was driven by an interest rate swap which started interest expense accruals in the fourth quarter of 2015. The decrease in rates on FHLB advances was driven by long-term advances maturing and being replaced by short-term lower cost FHLB advances.

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

The Company’s assessment of market risk as of September 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2015 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

October 31, 2016	/s/ Michael J. Blodnick
Michael J. Blodnick
President and CEO

October 31, 2016	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO