Form 10-K
period 2016-12-31
GLACIER BANCORP INC
filed 2017-02-23
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2016 (the last business day of the most recent second quarter), was $2,002,577,309 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
The number of shares of Registrant’s common stock outstanding on February 13, 2017 was 76,525,402. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2017 Annual Meeting Proxy Statement dated on or about March 15, 2017 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee	GLBA – Gramm-Leach-Bliley Financial Services
ALLL or allowance – allowance for loan and lease losses	Modernization Act of 1999
ASC – Accounting Standards CodificationTM	HMDA – Home Mortgage Disclosure Act
ATM – automated teller machine	Interstate Act – Riegle-Neal Interstate Banking and Branching
Bank – Glacier Bank	Efficiency Act of 1994
Basel III – third installment of the Basel Accords	IRS – Internal Revenue Service
BHCA – Bank Holding Company Act of 1956, as amended	LIBOR – London Interbank Offered Rate
Board – Glacier Bancorp, Inc.’s Board of Directors	LIHTC – Low-Income Housing Tax Credit
bp or bps – basis point(s)	NII – net interest income
BSA – Bank Secrecy Act	NMTC – New Markets Tax Credits
Cañon – Cañon Bank Corporation and its subsidiary,	NOW – negotiable order of withdrawal
Cañon National Bank	NRSRO – Nationally Recognized Statistical Rating Organizations
CB – Montana Community Banks, Inc. and its subsidiary,	OCI – other comprehensive income
Community Bank, Inc.	OREO – other real estate owned
CCP – Core Consolidation Project	Patriot Act – Uniting and Strengthening America by Providing Appropriate
CDE – Certified Development Entity	Tools Required to Intercept and Obstruct Terrorism Act of 2001
CDFI Fund – Community Development Financial Institutions Fund	Proxy Statement – the 2017 Annual Meeting Proxy Statement
CEO – Chief Executive Officer	Repurchase agreements – securities sold under agreements
CET1 – Tier 1 Common Equity	to repurchase
CFO – Chief Financial Officer	S&P – Standard and Poor’s
CFPB – Consumer Financial Protection Bureau	SEC – United States Securities and Exchange Commission
Company – Glacier Bancorp, Inc.	SERP – Supplemental Executive Retirement Plan
COSO – Committee of Sponsoring Organizations of the	SOX Act – Sarbanes-Oxley Act of 2002
Treadway Commission	TSB – Treasure State Bank
CRA – Community Reinvestment Act of 1977	TDR – troubled debt restructuring
DDA – demand deposit account	VIE – variable interest entity
DIF – federal Deposit Insurance Fund
DFAST – Dodd-Frank Act stress test
Dodd-Frank Act – Dodd-Frank Wall Street Reform and
Consumer Protection Act of 2010
EVE – economic value of equity
Fannie Mae – Federal National Mortgage Association
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FHLB – Federal Home Loan Bank
Final Rules – final rules implemented by the federal banking agencies that amended regulatory risk-based capital rules
Foothills – TFB Bancorp, Inc. and its subsidiary,
The Foothills Bank
FRB – Federal Reserve Bank
Freddie Mac – Federal Home Loan Mortgage Corporation
GAAP – accounting principles generally accepted in the
United States of America
Ginnie Mae – Government National Mortgage Association

PART I

Item 1. Business

Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 142 locations in Montana, Idaho, Wyoming, Colorado, Utah and Washington through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture, and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries
The Company includes the parent holding company and the Bank. The Bank consists of thirteen bank divisions, a treasury division and an information technology division. The Bank divisions include the following: Glacier Bank, Kalispell; First Security Bank of Missoula; Valley Bank of Helena; Big Sky Western Bank, Bozeman; Western Security Bank, Billings; and First Bank of Montana, Lewistown, all operating in Montana; as well as Mountain West Bank, Coeur d’Alene operating in Idaho, Utah and Washington; Citizens Community Bank, Pocatello, operating in Idaho; 1st Bank, Evanston, operating in Wyoming and Utah;  First Bank of Wyoming, Powell and First State Bank, Wheatland, each operating in Wyoming; North Cascades Bank, Chelan, operating in Washington; and Bank of the San Juans, Durango, operating in Colorado. The treasury division includes the Bank’s investment portfolio and wholesale borrowings and the information technology division includes the Bank’s internal data processing and information technology expenses. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment.

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These subsidiary interests are included in the Company’s consolidated financial statements. The parent holding company also owns the following non-bank subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries are not included in the Company’s consolidated financial statements.

As of December 31, 2016, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent and Pending Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain states. During the last five years, the Company has completed the following acquisitions:

•	Treasure State Bank (“TSB”) on August 31, 2016;

•	Cañon Bank Corporation and its subsidiary, Cañon National Bank, on October 31, 2015 (collectively, “Cañon”);

•	Montana Community Banks, Inc. and its subsidiary, Community Bank, on February 28, 2015 (collectively, “CB”);

•	FNBR Holding Corporation and its subsidiary, First National Bank of the Rockies, on August 31, 2014;

•	North Cascades Bancshares, Inc. and its subsidiary, North Cascades National Bank, on July 31, 2013; and

•	Wheatland Bankshares, Inc. and its subsidiary, First State Bank, on May 31, 2013.

On November 15, 2016, the Company announced the signing of a definitive agreement to acquire TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona (collectively, “Foothills”). Foothills provides banking services to individuals and businesses in Arizona, with banking offices located in Yuma, Prescott and Casa Grande, Arizona. As of December 31, 2016, Foothills had total assets of $335 million, gross loans of $280 million and total deposits of $282 million. The acquisition, which has received Foothills’ shareholder approval, is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed during the second quarter of 2017. Foothills will be merged into Glacier Bank and will operate as a separate bank division under its existing name, management team and advisory directors.

Market Area
The Company and the Bank have 142 locations, of which 9 are loan or administration offices, in 48 counties within 6 states including Montana, Idaho, Wyoming, Colorado, Utah, and Washington. The Company and the Bank have 60 locations in Montana, 28 locations in Idaho, 17 locations in Wyoming, 20 locations in Colorado, 4 locations in Utah and 13 locations in Washington.

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

Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2016, the Bank has approximately 24 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Bank has approximately 7 percent of the deposits in the 9 counties that it services. In Wyoming, the Bank has 26 percent of the deposits in the 8 counties it services. In Colorado, the Bank has 5 percent of the deposits in the 9 counties it services. In Utah, the Bank has 11 percent of the deposits in the 3 counties it services. In Washington, the Bank has 4 percent of the deposits in the 6 counties it services.

Employees
As of December 31, 2016, the Company and the Bank employed 2,291 persons, 2,099 of whom were employed full time and none of whom were represented by a collective bargaining group. The Company and the Bank provide their qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company’s Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2017 Annual Meeting Proxy Statement and is incorporated herein by reference.

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

The Company is subject to regulation and supervision by the Federal Reserve and regulation by the State of Montana as a Montana corporation. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. The Bank is subject to regulation and supervision by the Montana Department of Administration's Banking and Financial Institutions Division, the FDIC, and, with respect to branches of the Bank outside of Montana, applicable state regulators.

Federal Bank Holding Company Regulation
General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of and control over the Bank. As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with and provide additional information to the Federal Reserve.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before: 1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares; 2) acquiring all or substantially all of the assets of another bank or bank holding company; or 3) merging or consolidating with another bank holding company.

Holding Company Control of Non-banks. With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) further extended the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending and borrowing transactions as a covered transaction under the regulations. It also expands the scope of covered transactions required to be collateralized, requires collateral to be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources, and it may not be in the Company's or the Company's shareholders' best interests to do so. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

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

Federal and State Regulation of the Bank
General. Deposits in the Bank, a Montana state-chartered bank with branches in Montana, Colorado, Idaho, Utah, Washington and Wyoming, are insured by the FDIC. The Bank is subject to primary supervision, periodic examination and regulation of the FDIC and the Montana Department of Administration's Banking and Financial Institutions Division as the Bank’s primary regulators. These agencies have the authority to prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to federal law and the laws of the State of Montana described above, with respect to the Bank's branches in Colorado, Idaho, Utah, Washington, and Wyoming, the Bank is also subject to various laws and regulations governing its activities in those states.

Consumer Protection. Although the Bank is not supervised directly by the Consumer Financial Protection Bureau (“CFPB”), its consumer banking activities are subject to regulation by the CFPB. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which the Bank takes deposits, make and collect loans, and provide other services. In recent years, examination and enforcement by state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank has established a comprehensive compliance system to ensure consumer protection.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators must evaluate the record of financial institutions in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA and CRA protests filed by interested parties during applicable comment periods can result in the denial or delay of such applications. The Bank received a “satisfactory” rating in its most recent CRA examination.

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

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or submit to regulatory sanctions, including restrictions on growth. The Bank has established comprehensive policies and risk management procedures to ensure the safety and soundness of the Bank.

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

Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. These guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the federal banking agencies approved the final rules (“Final Rules”) implementing the Basel Committee's December 2010 final capital framework (commonly known as Basel III). The Final Rules substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The phase-in period for the Final Rules became effective on January 1, 2015, with full compliance with the Final Rules phased in by January 1, 2019.

Generally speaking, effective January 1, 2015, the Final Rules do the following:

•	created “Tier 1 Common Equity” (commonly referred to as “CET1”), which is a new measure of regulatory capital closer to pure tangible common equity than the previous Tier 1 definition;

•	established a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and added a 2.5 percent capital conservation buffer;

•	increased the required Tier 1 risk-based capital ratio to 6.0 percent and the required Total risk-based capital ratio to 8.0 percent;

•	increased the required leverage ratio to 4 percent; and

•
allowed for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institution holding companies with less than $15 billion in total assets as of year end 2009, subject to a limit of 25 percent of Tier 1 capital.

Among other things, the Final Rules require a new capital conservation buffer designed to absorb losses during periods of economic stress.

The Bank is required to meet this new capital conservation buffer requirement by 2019 in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The Final Rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phases out certain instruments as qualifying capital. The Final Rules contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: 1) a Tier 1 Common Equity capital ratio of at least 6.5%; 2) a Tier 1 capital ratio of at least 8%; 3) a total capital ratio of at least 10%; 4) a Tier 1 leverage ratio of at least 5%; and 5) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) also contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” which are based on an institution's specific capital ratios. An institution may be downgraded to a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if it receives an unsatisfactory examination rating with respect to certain matters.

The application of the Final Rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with Basel III could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. Management believes that, as of December 31, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Regulatory Oversight and Examination
Inspections. The Federal Reserve conducts periodic inspections of bank holding companies. The supervisory objectives of the inspection program are to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its bank subsidiaries. For bank holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the bank holding company’s rating at its last inspection.

Examinations. Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of a bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Commercial Real Estate Ratios. On December 18, 2015, the federal banking regulators issued guidance reminding financial institutions to re‑examine existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the SOX Act 1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert”; and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

As a publicly reporting company, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, the Company updated its policies and procedures to comply with the SOX Act’s requirements and has found that such compliance, including compliance with Section 404 relating to the Company’s internal control over financial reporting, has resulted in significant additional expense for the Company. The Company will continue to incur additional expense in its ongoing compliance with these requirements.

Anti-Money Laundering and Anti-Terrorism
The Bank Secrecy Act and the Patriot Act. The Bank Secrecy Act (“BSA”) requires all financial institutions to (among other requirements) establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity), including due diligence and "know your customer" documentation requirements.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006. The Patriot Act, in relevant part, 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money-laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Bank regulators are directed to consider a holding company’s and bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. The Company and the Bank have established comprehensive compliance programs designed to comply with the BSA and Patriot Act requirements.

Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA 1) repeals historical restrictions on preventing banks from affiliating with securities firms; 2) provides a uniform framework for the activities of banks, savings institutions and their holding companies; 3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require banks to disclose their privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating FDIC deposit insurance assessments by requiring the FDIC to determine deposit insurance assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; requires that the DIF reserve ratio meet 1.35 percent by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2015, the FDIC stated that it would offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion by imposing a surcharge on insured depository institutions with total consolidated assets of $10 billion or more. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

Safety and Soundness. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and the bank holding companies, including the Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact the Company's business are summarized below. In light of the new Administration in Washington D.C., there is talk of providing some relief from certain provisions of the Dodd-Frank Act. For example, the President signed two directives on February 3, 2017 ordering a review of financial industry regulations, including the Dodd-Frank Act, to ensure that existing laws align with the Administration's goals. At this time, it is too early to predict the likelihood, timing, and scope of any such amendment(s).

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

Proposed Legislation
New Legislation and Compliance Burdens. The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact the banking industry, including tax reform. Other regulatory initiatives by federal and state banking agencies may also significantly impact the Bank’s business. The Bank cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations. While recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), the new Administration has expressed an attempt to reduce regulatory burden.

Effects of Federal Government Monetary Policy
Government Policies. The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes of promoting maximum employment, stable prices and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, establishment of reserve requirements against certain deposits, and control of the rate of interest applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit, and ultimately, a range of economic variables including employment, output, and prices of goods and services. The nature and impact of future changes in monetary policies and their impact on the Company or the Bank cannot be predicted with certainty.

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
$10 Billion Threshold. Various federal banking laws and regulations impose heightened requirements on certain large banks and bank holding companies. In relevant part, certain rules and requirements (e.g., stress testing, risk committees, CFPB oversight, etc.) also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Although the Company does not currently have $10 billion or more in total consolidated assets, it is reasonable to assume that the Company's total assets may exceed $10 billion in the foreseeable future, based on the Company's organic growth rates or if the Company engages in any future acquisitions.

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
The Company’s business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, and changes in government monetary policies, all of which are beyond the Company’s control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, a new presidential administration and new economic policies associated therewith, the uncertain future relationship of the United Kingdom with the European Union (e.g., Brexit), and the ever-changing landscape of the energy industry. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on its business, financial condition, results of operations and prospects, and could cause the market price of the Company’s stock to decline.

The Company will be subject to heightened regulatory requirements when the Company exceeds $10 billion in assets.
It is reasonable to assume, based on the Company's organic growth rates and if the Company engages in any future acquisitions, that the Company's total consolidated assets may exceed $10 billion in the foreseeable future. The Dodd-Frank Act and its implementing regulations impose additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with specific sections of the Federal Reserve's prudential oversight requirements and annual stress testing requirements. The Durbin Amendment, which was passed as part of Dodd-Frank, instructed the Federal Reserve to establish rules limiting the amount of interchange fees that can be charged to merchants for debit card processing.  The Federal Reserve's final rules contained several key pieces, including in relevant part an interchange fee cap, certain fraud prevention adjustments, and, most notably, an exemption from the interchange fee cap for small issuers.  Issuers with less than $10 billion in total assets (as of the end of the previous calendar year) are exempt from the Federal Reserve's interchange fee cap.  However, if the Company's total assets exceed $10 billion, the interchange fee cap of the Durbin Amendment will negatively affect the interchange income the Bank receives from electronic payment transactions. Banks with $10 billion or more in total assets are also examined by the CFPB. As a fairly new agency with evolving regulations and practices, it is uncertain as to how the CFPB's various examinations may affect the Company's business.

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
The Bank’s operations rely heavily on the secure processing, storage and transmission of confidential and other information on its computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in the Bank’s online banking system, customer relationship management, general ledger, deposit and loan servicing, financial reporting and other systems. The security and integrity of the Bank’s systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. The Bank cannot assure that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While the Bank has certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Bank may be required to expend significant additional resources in the future to modify and enhance its protective measures.

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
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. Recently, the Federal Reserve increased the federal funds target range by 0.25 percent from 0.50 to 0.75 percent and has indicated further increases could continue depending on economic conditions.

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
During 2016 and in prior years, the Company has been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

Acquisitions may also cause business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move to competing financial institutions. Further, acquisitions may also disrupt the Bank's ongoing businesses or create inconsistencies in standards, controls, procedures, and policies that adversely affect relationships with employees, clients, customers, and depositors. The loss of key employees during acquisitions may also adversely affect the Company's business.

The Company anticipates that it might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share, book value per share, or the percentage ownership of current shareholders. In acquisitions involving the use of cash as consideration, there will be an impact on the Company's capital position.

The Company’s business is heavily dependent on the services of the senior management team and proposed changes could have an impact on the Company.
The Company believes its success to date has been substantially dependent on the members of the executive management team, in particular Mick Blodnick, the Company’s CEO. The unexpected loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects. Fortunately, the Company has a decentralized management style with separate Presidents for each of its bank divisions. Notwithstanding this, Mr. Blodnick has been instrumental in the Company’s success. As previously announced, Mr. Blodnick retired as CEO at the end of 2016 but remains on the Board. The Company, following a national search, hired Randall Chesler in 2015 to be Mr. Blodnick’s successor. Mr. Chesler has served as President of the Bank and a director of the Bank since August 1, 2015, he was elected to the Board of the Company at the Company’s annual meeting in 2016, and he assumed the roles of President and CEO of the Company and CEO of the Bank effective January 1, 2017. The objective of this 17-month transition period was to facilitate a smooth succession of management at the President/CEO level.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings and capital.
The fair value of the Bank’s investment securities could decline as a result of factors including changes in market interest rates, tax reform, credit quality and credit ratings, lack of market liquidity and other economic conditions. An investment security is impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Bank determines whether the impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with the other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on the Company’s results of operations and financial condition, including its capital.

The size of the investment portfolio has stabilized over the past few years and represents 33 percent of total assets at December 31, 2016 and 36 percent of total assets at December 31, 2015. While the Bank believes that the terms of such investments have been kept relatively short, the Bank is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of the Bank’s assets to more investment securities presents a different type of asset quality risk than the loan portfolio. At December 31, 2016, the investment portfolio consisted of 78 percent available-for-sale and 22 percent held-to-maturity designated investment securities. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

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
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2016 and 2015; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. While a non-cash item, impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

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

The FDIC has adopted a final rule to increase the federal Deposit Insurance Fund, including additional future premium increases and special assessments.
On March 15, 2016, the FDIC adopted a final rule to increase insurance premiums and has imposed special assessments to rebuild and maintain the federal deposit insurance fund, and any additional future premium increases or special assessments could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additional information regarding this matter is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

The Dodd-Frank Act broadened the base for FDIC insurance assessments. In addition, the Dodd-Frank Act established 1.35 percent as the minimum Deposit Insurance Fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent (which is beyond what is required by law) and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. As a result, the deposit insurance assessments to be paid by the Bank could increase.

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

The Company's business is subject to the risks of earthquakes, tsunamis, floods, fires, and other natural catastrophes.
With Bank branches located in Montana, Idaho, Wyoming, Utah, Colorado and Washington, the Company's business could be affected by a major natural catastrophe, such as a fire, flood, earthquake, or other natural disaster. The occurrence of any of these natural disasters may result in a prolonged interruption of the Company's business, which could have a material adverse effect on the Company's financial condition and operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 142 properties as of December 31, 2016:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	7	53	$82,116
Idaho	7	21	27,403
Wyoming	2	15	17,063
Colorado	2	18	16,401
Utah	1	3	2,213
Washington	3	10	6,050
	22	120	$151,246

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2016, there were approximately 1,607 shareholders of record for the Company’s common stock. The market range of high and low closing prices for the Company’s common stock for the periods indicated are shown below:

	2016		2015
	High	Low	High	Low
First quarter	$26.34	22.19	27.47	22.27
Second quarter	27.68	24.31	30.08	24.76
Third quarter	29.99	25.49	29.88	24.33
Fourth quarter	37.66	27.50	29.69	25.74

The following table summarizes the Company’s dividends declared during the periods indicated:

	Years ended
	December 31, 2016	December 31, 2015
First quarter	$0.20	0.18
Second quarter	0.20	0.19
Third quarter	0.20	0.19
Fourth quarter	0.20	0.19
Special	0.30	0.30
Total	$1.10	1.05

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2016.

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$9,450,600	$9,089,232	$8,306,507	$7,884,350	$7,747,440	4.0%	5.6%
Investment securities	3,101,151	3,312,832	2,908,425	3,222,829	3,683,005	(6.4)%	(0.2)%
Loans receivable, net	5,554,891	4,948,984	4,358,342	3,932,487	3,266,571	12.2%	10.8%
Allowance for loan and lease losses	(129,572)	(129,697)	(129,753)	(130,351)	(130,854)	(0.1)%	(1.2)%
Goodwill and intangibles	159,400	155,193	140,606	139,218	112,274	2.7%	6.9%
Deposits	7,372,279	6,945,008	6,345,212	5,579,967	5,364,461	6.2%	8.9%
Federal Home Loan Bank advances	251,749	394,131	296,944	840,182	997,013	(36.1)%	(25.1)%
Securities sold under agreements to repurchase and other borrowed funds	478,090	430,016	404,418	321,781	299,540	11.2%	12.2%
Stockholders’ equity	1,116,869	1,076,650	1,028,047	963,250	900,949	3.7%	5.6%
Equity per share	14.59	14.15	13.70	12.95	12.52	3.1%	4.3%
Equity as a percentage of total assets	11.82%	11.85%	12.38%	12.22%	11.63%	(0.3)%	—%

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012	1-Year	5-Year
Summary Statements of Operations
Interest income	$344,153	$319,681	$299,919	$263,576	$253,757	7.7%	4.2%
Interest expense	29,631	29,275	26,966	28,758	35,714	1.2%	(7.8)%
Net interest income	314,522	290,406	272,953	234,818	218,043	8.3%	5.9%
Provision for loan losses	2,333	2,284	1,912	6,887	21,525	2.1%	(48.5)%
Non-interest income	107,318	98,761	90,302	93,047	91,496	8.7%	6.5%
Non-interest expense	258,714	236,757	212,679	195,317	193,421	9.3%	6.1%
Income before income taxes	160,793	150,126	148,664	125,661	94,593	7.1%	22.9%
Income tax expense	39,662	33,999	35,909	30,017	19,077	16.7%	40.4%
Net income	$121,131	$116,127	$112,755	$95,644	$75,516	4.3%	19.3%
Basic earnings per share	$1.59	$1.54	$1.51	$1.31	$1.05	3.2%	17.8%
Diluted earnings per share	$1.59	$1.54	$1.51	$1.31	$1.05	3.2%	17.8%
Dividends declared per share [1]	$1.10	$1.05	$0.98	$0.60	$0.53	4.8%	16.2%

	At or for the Years ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Selected Ratios and Other Data
Return on average assets	1.32%	1.36%	1.42%	1.23%	1.01%
Return on average equity	10.79%	10.84%	11.11%	10.22%	8.54%
Dividend payout ratio [1]	69.18%	68.18%	64.90%	45.80%	50.48%
Average equity to average asset ratio	12.27%	12.52%	12.81%	11.99%	11.84%
Total capital (to risk-weighted assets)	16.38%	17.17%	18.93%	18.97%	20.09%
Tier 1 capital (to risk-weighted assets)	15.12%	15.91%	17.67%	17.70%	18.82%
Common Equity Tier 1 (to risk-weighted assets)	13.42%	14.06%	N/A	N/A	N/A
Tier 1 capital (to average assets)	11.90%	12.01%	12.45%	12.11%	11.31%
Net interest margin on average earning assets (tax-equivalent)	4.02%	4.00%	3.98%	3.48%	3.37%
Efficiency ratio [2]	55.88%	55.40%	54.31%	54.51%	54.02%
Allowance for loan and lease losses as a percent of loans	2.28%	2.55%	2.89%	3.21%	3.85%
Allowance for loan and lease losses as a percent of nonperforming loans	257%	244%	209%	158%	133%
Non-performing assets as a percentage of subsidiary assets	0.76%	0.88%	1.08%	1.39%	1.87%
Non-performing assets	$71,385	80,079	89,900	109,420	143,527
Loans originated and acquired	$3,474,000	3,000,830	2,404,299	2,477,804	2,237,977
Number of full time equivalent employees	2,222	2,149	1,943	1,837	1,677
Number of locations	142	144	129	118	108

__________
[1] Includes a special dividend declared of $0.30 per share for 2016, 2015 and 2014.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates”, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements, including those set forth in this Annual Report on Form 10-K, or the documents incorporated by reference:

•	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio;

•
changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and profitability;

•	changes in the cost and scope of insurance from the FDIC and other third parties;

•	legislative or regulatory changes, including increased banking and consumer protection regulation that adversely affect the Company’s business;

•	ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain (and maintain) customers;

•	competition among financial institutions in the Company's markets may increase significantly;

•
the risks presented by continued public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow the Company through acquisitions;

•	the projected business and profitability of an expansion or the opening of a new branch could be lower than expected;

•
consolidation in the financial services industry in the Company’s markets resulting in the creation of larger financial institutions who may have greater resources could change the competitive landscape;

•	dependence on the CEO, the senior management team and the Presidents of Glacier Bank divisions;

•	material failure, potential interruption or breach in security of the Company’s systems and technological changes which could expose us to new risks (e.g., cybersecurity), fraud or system failures;

•	natural disasters, including fires, floods, earthquakes, and other unexpected events;

•	the Company’s success in managing risks involved in the foregoing; and

•	the effects of any reputational damage to the Company resulting from any of the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Item 1A. Risk Factors.” Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). Given the described uncertainties and risks, the Company cannot guarantee its future performance or results of operations and you should not place undue reliance on these forward-looking statements. The Company does not undertake any obligation to publicly correct, revise, or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement, except as required under federal securities laws.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

Highlights and Overview
During the current year, the Company completed a two year project to consolidate the Company’s thirteen core bank division database systems into one core database system (Core Consolidation Project or “CCP”). The primary reasons for the project were to increase efficiencies and prepare the Company for the future, including reaching $10 billion in asset size and complying with the Dodd-Frank Act stress tests (“DFAST”). The Bank divisions continue to operate as separate divisions with their own management teams, which has been a cornerstone of the Company’s success. During 2015, the Company focused on the planning phase of the CCP project and during 2016 the Company converted the thirteen core bank division databases during various phases throughout the year. The employees of the Company worked diligently on the project which contributed to the success of the conversions while the minimally impacting the Company’s customers. As a result of the successful completion of the project, the Company is well positioned to begin taking advantage of efficiencies and continue planning for DFAST in the coming years.

During the third quarter of 2016, the Company completed the acquisition of TSB, a bank based in Missoula, Montana. TSB became a part of the First Security Bank of Missoula bank division. During the fourth quarter of 2016, the Company also successfully completed the data processing system conversion for this acquisition. During the fourth quarter of 2016, the Company announced the acquisition of The Foothills Bank, a community bank based in Yuma, Arizona. Foothills provides banking services to individuals and businesses in Arizona, with four banking offices located in Yuma, Prescott, and Casa Grande Arizona. The branches of Foothills will become the Company’s fourteenth Bank division. As of December 31, 2016, Foothills had total assets of $335 million, gross loans of $280 million and total deposits of $282 million.

At year end, Mick Blodnick retired and effective January 1, 2017, Randy Chesler became the Company’s President and Chief Executive Officer of the Company after a seventeen month succession period. Mr. Chesler brings to the Company more than 30 years of experience in the financial services industry, most recently as President of CIT Bank, the Salt Lake City-based banking subsidiary of CIT Group.

The Company experienced another strong year for organic loan growth, which allowed the Company to redeploy cash flows from investment securities to the loan portfolio. Deposit growth was another bright spot which funded the loan growth and allowed the Company to reduce borrowings. Excluding the acquisition, the loan portfolio increased $554 million, or 11 percent, during the current year, with the primary increases in commercial real estate loans and commercial loans which increased $331 million and $235 million, respectively. Excluding the acquisition and wholesale deposits, the Company’s non-interest bearing deposits increased $111 million, or 6 percent, during the current year, while interest bearing deposits increased $155 million, or 3 percent. Tangible stockholders’ equity increased $36 million, or $0.40 per share, as a result of earnings retention and Company stock issued in connection with the current year acquisition, both of which offset the decrease in accumulated other comprehensive income and increases in goodwill and intangibles from the acquisition. The Company increased its total dividends declared from $1.05 per share during 2015 to $1.10 per share in 2016.

The Company continued to reduce its non-performing assets and ended the year at $71.4 million which was a decrease of $8.7 million or, 11 percent, from the prior year end. The provision for loan losses for the current year remained flat with prior year at $2.3 million, while net charge offs were $2.5 million in 2016 and $2.3 million in 2015. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the provision for loan losses.

The Company had record earnings of $121 million for 2016, which was an increase of $5.0 million, or 4 percent, over the 2015 net income of $116 million. Diluted earnings per share for 2016 was $1.59, an increase of $0.05, or 3 percent, from the prior year diluted earnings per share of $1.54. The net income improvement for 2016 over 2015 was principally due to an increase in interest income from the commercial loan portfolio and an increase in non-interest income which outpaced the increase in non-interest expense.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and regulatory burden.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015
Operating results
Net income	$121,131	116,127
Basic earnings per share	$1.59	1.54
Diluted earnings per share	$1.59	1.54
Dividends declared per share	$1.10	1.05
Market value per share
Closing	$36.23	26.53
High	$37.66	30.08
Low	$22.19	22.27
Selected ratios and other data
Number of common stock shares outstanding	76,525,402	76,086,288
Average outstanding shares - basic	76,278,463	75,542,455
Average outstanding shares - diluted	76,341,836	75,595,581
Return on average assets (annualized)	1.32%	1.36%
Return on average equity (annualized)	10.79%	10.84%
Efficiency ratio	55.88%	55.40%
Dividend payout ratio	69.18%	68.18%
Loan to deposit ratio	78.10%	73.94%
Number of full time equivalent employees	2,222	2,149
Number of locations	142	144
Number of ATMs	166	158

Acquisitions
On August 31, 2016, the Company completed the acquisition of TSB, which resulted in goodwill of $6.4 million. On October 31, 2015, the Company completed the acquisition of Cañon, which resulted in goodwill of $9.8 million. On February 28, 2015, the Company completed the acquisition of CB, which resulted in goodwill of $1.1 million. The Company’s results of operations and financial condition include the acquisitions of TSB, Cañon and CB from the acquisition dates. For additional information regarding acquisitions, see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

	TSB	Cañon	CB
(Dollars in thousands)	August 31, 2016	October 31, 2015	February 28, 2015
Total assets	$76,165	270,121	175,774
Investment securities	—	68,486	42,350
Loans receivable	51,875	159,759	84,689
Non-interest bearing deposits	13,005	89,083	41,779
Interest bearing deposits	45,359	148,243	105,041
Federal Home Loan Bank advances and securities sold under agreements to repurchase	3,260	—	3,292

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change
Cash and cash equivalents	$152,541	$193,253	$(40,712)	(21)%
Investment securities, available-for-sale	2,425,477	2,610,760	(185,283)	(7)%
Investment securities, held-to-maturity	675,674	702,072	(26,398)	(4)%
Total investment securities	3,101,151	3,312,832	(211,681)	(6)%
Loans receivable
Residential real estate	674,347	688,912	(14,565)	(2)%
Commercial real estate	2,990,141	2,633,953	356,188	14%
Other commercial	1,342,250	1,099,564	242,686	22%
Home equity	434,774	420,901	13,873	3%
Other consumer	242,951	235,351	7,600	3%
Loans receivable	5,684,463	5,078,681	605,782	12%
Allowance for loan and lease losses	(129,572)	(129,697)	125	—%
Loans receivable, net	5,554,891	4,948,984	605,907	12%
Other assets	642,017	634,163	7,854	1%
Total assets	$9,450,600	$9,089,232	$361,368	4%

Total investment securities decreased $212 million, or 6 percent, from the prior year end. The Company continues to selectively purchase investments securities when the Company has excess liquidity, although, the overall trend is a reduction in the investment securities portfolio since the Company has successfully been able to redeploy the securities portfolio cash flow into the Company’s higher yielding loan portfolio. Investment securities represented 33 percent of total assets at December 31, 2016 compared to 36 percent of total assets at December 31, 2015.

Excluding the acquisition of TSB, the loan portfolio increased $554 million, or 11 percent, since December 31, 2015 with $331 million and $235 million of the increase coming from growth in commercial real estate and other commercial loans, respectively. This compares to the prior year organic growth of $346 million, or 8 percent, with the primary growth in commercial loans as well. The Company was pleased by the organic growth over the past few years as many of the Company’s market areas are demonstrating stronger economic conditions. The Company continues to originate loans under conservative underwriting standards and monitors the loan portfolio to maintain the risk profile within the Company’s policy limits.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change
Deposits
Non-interest bearing deposits	$2,041,852	$1,918,310	$123,542	6%
NOW and DDA accounts	1,588,550	1,516,026	72,524	5%
Savings accounts	996,061	838,274	157,787	19%
Money market deposit accounts	1,464,415	1,382,028	82,387	6%
Certificate accounts	948,714	1,060,650	(111,936)	(11)%
Core deposits, total	7,039,592	6,715,288	324,304	5%
Wholesale deposits	332,687	229,720	102,967	45%
Deposits, total	7,372,279	6,945,008	427,271	6%
Securities sold under agreements to repurchase	473,650	423,414	50,236	12%
Federal Home Loan Bank advances	251,749	394,131	(142,382)	(36)%
Other borrowed funds	4,440	6,602	(2,162)	(33)%
Subordinated debentures	125,991	125,848	143	—%
Other liabilities	105,622	117,579	(11,957)	(10)%
Total liabilities	$8,333,731	$8,012,582	$321,149	4%

Excluding the TSB acquisition, non-interest bearing deposits increased $111 million, or 6 percent, from December 31, 2015. Excluding the TSB acquisition, core interest bearing deposits increased $155 million, or 3 percent, from December 31, 2015. Wholesale deposits (i.e., brokered deposits classified as NOW, DDA, money market deposit and certificate accounts) of $333 million at December 31, 2016 increased $103 million since December 31, 2015, the majority of the increase was driven by a need to obtain wholesale deposits necessary for an interest rate swap. In addition to increasing deposit balances, the Company was successful in originating and retaining new core deposit accounts during the current and prior year.

Securities sold under agreements to repurchase (“repurchase agreements”) of $474 million at December 31, 2016 increased $50.2 million, or 12 percent, from the prior year end. Repurchase agreements fluctuated as certain customers had significant deposit cash flows. Federal Home Loan Bank (“FHLB”) advances of $252 million at December 31, 2016, decreased $142 million, or 36 percent, as a result of long-term advances maturing and not being replaced due to the increase in core deposits which were sufficient to fund loan growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated and the amount of change from December 31, 2015:

(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015	$ Change	% Change
Common equity	$1,124,251	$1,074,661	$49,590	5%
Accumulated other comprehensive (loss) income	(7,382)	1,989	(9,371)	(471)%
Total stockholders’ equity	1,116,869	1,076,650	40,219	4%
Goodwill and core deposit intangible, net	(159,400)	(155,193)	(4,207)	3%
Tangible stockholders’ equity	$957,469	$921,457	$36,012	4%
Stockholders’ equity to total assets	11.82%	11.85%		—%
Tangible stockholders’ equity to total tangible assets	10.31%	10.31%		—%
Book value per common share	$14.59	$14.15	$0.44	3%
Tangible book value per common share	$12.51	$12.11	$0.40	3%

Tangible stockholders’ equity increased $36.0 million, or 4 percent, from a year ago, the result of earnings retention and $10.5 million of Company stock issued in connection with the TSB acquisition; such increases more than offset the increase in goodwill and other intangibles from the acquisition and the decrease in accumulated other comprehensive income. Tangible book value per common share increased $0.40 per share from a year ago and was principally due to earnings retention.

Results of Operations

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage changes from December 31, 2015:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2016	December 31, 2015
Net interest income
Interest income	$344,153	$319,681	$24,472	8%
Interest expense	29,631	29,275	356	1%
Total net interest income	314,522	290,406	24,116	8%
Non-interest income
Service charges and other fees	62,405	59,286	3,119	5%
Miscellaneous loan fees and charges	4,613	4,276	337	8%
Gain on sale of loans	33,606	26,389	7,217	27%
(Loss) gain on sale of investments	(1,463)	19	(1,482)	(7,800)%
Other income	8,157	8,791	(634)	(7)%
Total non-interest income	107,318	98,761	8,557	9%
	$421,840	$389,167	$32,673	8%
Net interest margin (tax-equivalent)	4.02%	4.00%

Net Interest Income
Net interest income for the the current year was $315 million, an increase of $24.1 million, or 8 percent, over the same period last year. Interest income for the the current year increased $24.5 million, or 8 percent, from the prior year and was principally due to a $24.0 million increase in income from commercial loans. Additional increases included a $1.3 million in interest income from residential loans.

Interest expense of $29.6 million for the current year increased $356 thousand, or 1 percent, over the the same period in the prior year. Deposit interest expense for the current year increased $2.3 million, or 14 percent, from the prior year and was driven by an increase in wholesale deposits and the additional interest expense for an interest rate swap with a notional amount of $100 million that began accruing in December 2015. FHLB interest expense decreased $2.6 million, or 30 percent, as the need for wholesale funding has decreased with strong deposit growth. The total funding cost (including non-interest bearing deposits) for 2016 was 37 basis points compared to 40 basis points for 2015.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2016 was 4.02 percent, a 2 basis point increase from the net interest margin of 4.00 percent for 2015. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans combined with a continued increase in low cost deposits.

Non-interest Income
Non-interest income of $107.3 million for 2016 increased $8.6 million, or 9 percent, over the same period last year. Service charges and other fees of $62.4 million for 2016 increased $3.1 million, or 5 percent, from the same period last year as a result of an increased number of deposit accounts, both from organic growth and from recent acquisitions. The gain of $33.6 million on the sale of loans for 2016 increased $7.2 million, or 27 percent, from 2015 which was attributable to the stronger housing market and the low interest rate environment. Included in other income was operating revenue of $127 thousand from OREO and gains of $918 thousand from the sales of OREO, which totaled $1.0 million for 2016 compared to $1.1 million for the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2015:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2016	December 31, 2015
Compensation and employee benefits	$151,697	$134,409	$17,288	13%
Occupancy and equipment	25,979	25,505	474	2%
Advertising and promotions	8,433	8,661	(228)	(3)%
Data processing	14,800	11,477	3,323	29%
Other real estate owned	2,895	3,693	(798)	(22)%
Regulatory assessments and insurance	4,780	5,283	(503)	(10)%
Core deposit intangible amortization	2,970	2,964	6	—%
Other expenses	47,160	44,765	2,395	5%
Total non-interest expense	$258,714	$236,757	$21,957	9%

Non-interest expense of $259 million increased $22.0 million, or 9 percent, over the prior year. Included in current year non-interest expense was $4.3 million of CCP related expenses. Compensation and employee benefits for 2016 increased $17.3 million, or 13 percent, from the same period due to the increased number of employees including from the acquired banks and annual salary increases. Occupancy and equipment expense of $26.0 million for 2016 increased $474 thousand, or 2 percent, over the prior year. Outsourced data processing expense increased $3.3 million, or 29 percent, from the prior year primarily the result of additional costs from CCP. OREO expense of $2.9 million in the current year decreased $798 thousand, or 22 percent, from the the prior year. OREO expense for 2016 included $761 thousand of operating expenses, $1.8 million of fair value write-downs, and $314 thousand of loss from the sales of OREO. Current year other expenses of $47.2 million increased $2.4 million, or 5 percent, from the prior year and was driven by increases from costs associated with CCP.

Efficiency Ratio
The efficiency ratio was 55.88 percent for 2016 compared to 55.40 percent for 2015. Although there were increases in both net interest income and non-interest income, such increases were outpaced by the increases in CCP expenses and compensation expenses which contributed to the higher efficiency ratio in 2016.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and other select ratios for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2016	$1,139	$4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%
First quarter 2015	765	662	2.77%	0.71%	1.07%

The provision for loan losses was $2.3 million for 2016, an increase of $49 thousand, or 2 percent, from the same period in the prior year. Net charge-offs during 2016 was $2.5 million which was relatively flat compared to the net charge-offs of $2.3 million for 2015, although the quarterly net charge-offs continue to experience a fair amount of volatility.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage changes from December 31, 2014:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2015	December 31, 2014
Net interest income
Interest income	$319,681	$299,919	$19,762	7%
Interest expense	29,275	26,966	2,309	9%
Total net interest income	290,406	272,953	17,453	6%
Non-interest income
Service charges and other fees	59,286	56,043	3,243	6%
Miscellaneous loan fees and charges	4,276	4,696	(420)	(9)%
Gain on sale of loans	26,389	19,797	6,592	33%
Gain (loss) on sale of investments	19	(188)	207	(110)%
Other income	8,791	9,954	(1,163)	(12)%
Total non-interest income	98,761	90,302	8,459	9%
	$389,167	$363,255	$25,912	7%
Net interest margin (tax-equivalent)	4.00%	3.98%

Net Interest Income
Interest income for 2015 increased $19.8 million, or 7 percent, from the prior year and was principally due to an increase in interest income from commercial loans. Interest income of $165 million from commercial loans increased $19.3 million, or 13 percent, from the prior year and was primarily the result of an increased volume of commercial loans. Interest income of $91.1 million on investment securities decreased $2.0 million, or 2 percent, over the same period last year. On a tax-equivalent basis, interest income for 2015 of $118.8 million on investment securities increased $2.8 million, or 2 percent, over the prior year.

Interest expense for 2015 increased $2.3 million, or 9 percent, from the prior year and was primarily due to the interest expense associated with the interest rate swaps undertaken to reduce the Company’s sensitivity to rising interest rates. At December 31, 2015, the Company had interest rate swaps with total notional amounts of $260 million, such interest rate swaps including two separate contracts with delayed start accrual periods that began in October 2014 and November 2015. The Company designated wholesale deposits as the cash flow hedge for its interest rate swaps and the related interest expense is included in wholesale deposits. Excluding the impact of the interest rate swaps, interest expense for 2015 decreased by $1.7 million, or 7 percent, from the prior year. The total funding cost (including non-interest bearing deposits) for 2015 was 40 basis points compared to 39 basis points for the prior year.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2015 was 4.00 percent, an increase of 2 basis points from the prior year net interest margin of 3.98 percent. The 2 basis points increase was attributable to a combination of items including a shift in earning assets to the higher yielding loan portfolio and an increased yield on the investment securities portfolio. In addition, the lower yield on core deposits offset the increased interest expense from the interest rate swaps. Excluding the effects of the interest rate swaps, the cost of funds for 2015 was 33 basis points compared to 38 basis points in the prior year.

Non-interest Income
Non-interest income of $98.8 million for 2015 increased $8.5 million, or 9 percent, over the same period in the prior year. Service charges and other fees of $61.6 million for 2015 increased $2.8 million, or 5 percent, from 2014 and was driven by the increased number of deposit accounts and higher usage of deposit services by customers. The gain of $26.4 million on the sale of residential loans for 2015 increased $6.6 million, or 33 percent, from the prior year which was attributable to an increase in mortgage refinancing and purchase activity. Other income of $10.8 million for 2015 decreased $1.2 million, or 10 percent, over the prior year due to a decrease in gain on sale of OREO and insurance proceeds recognized in the prior year fourth quarter from a bank-owned life insurance policy. Included in other income was operating revenue of $123 thousand from OREO and gains of $986 thousand from the sales of OREO, which totaled $1.1 million for 2015, compared to $2.3 million for the same period in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2014:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2015	December 31, 2014
Compensation and employee benefits	$134,409	$118,571	$15,838	13%
Occupancy and equipment	25,505	22,718	2,787	12%
Advertising and promotions	8,661	7,912	749	9%
Data processing	11,477	11,387	90	1%
Other real estate owned	3,693	2,568	1,125	44%
Regulatory assessments and insurance	5,283	5,064	219	4%
Core deposit intangible amortization	2,964	2,811	153	5%
Other expenses	44,765	41,648	3,117	7%
Total non-interest expense	$236,757	$212,679	$24,078	11%

Compensation and employee benefits expense for 2015 increased $15.8 million, or 13 percent, from 2014 due to the increased number of employees, primarily from the acquired banks, additional benefit costs and annual salary increases. Occupancy and equipment expense increased $2.8 million, or 12 percent, as a result of increased costs associated with acquisitions and equipment expense related to additional information technology infrastructure. OREO expense of $3.7 million in 2015 increased $1.1 million, or 44 percent, from the prior year. OREO expenses continued to fluctuate based on the level of activity in various quarters. OREO expense for 2015 included $1.8 million of operating expenses, $1.6 million of fair value write-downs, and $349 thousand of loss from the sales of OREO. OREO expense for 2014 included $1.4 million of operating expenses, $691 thousand of fair value write-downs, and $442 thousand of loss from the sales of OREO. Other expense of $44.8 million for 2015 increased by $3.1 million, or 7 percent, from the prior year primarily due to increases in conversion- and acquisition-related expenses.

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

Provision for Loan Losses
The provision for loan losses was $2.3 million for 2015, an increase of $372 thousand, or 19 percent, from the same period in the prior year. Net charged-off loans during 2015 were $2.3 million, a decrease of $170 thousand from 2014.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$39,407	1%	$47,451	1%	$44	—%	$—	—%	$202	—%
U.S. government sponsored enterprises	19,570	1%	93,167	3%	21,945	1%	10,628	—%	17,480	—%
State and local governments	786,373	25%	885,019	27%	997,969	34%	1,385,078	43%	1,214,518	33%
Corporate bonds	471,951	15%	384,163	12%	314,854	11%	442,501	14%	288,795	8%
Collateralized debt obligations	—	—%	—	—%	—	—%	—	—%	1,708	—%
Mortgage-backed securities	1,108,176	36%	1,200,960	36%	1,052,616	36%	1,384,622	43%	2,160,302	59%
Total available-for-sale	2,425,477	78%	2,610,760	79%	2,387,428	82%	3,222,829	100%	3,683,005	100%
Held-to-maturity
State and local governments	675,674	22%	702,072	21%	520,997	18%	—	—%	—	—%
Total held-to-maturity	675,674	22%	702,072	21%	520,997	18%	—	—%	—	—%
Total investment securities	$3,101,151	100%	$3,312,832	100%	$2,908,425	100%	$3,222,829	100%	$3,683,005	100%

The Company’s investment portfolio is primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s maximum federal statutory rate of 35 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Mortgage-backed securities are primarily short, weighted-average life U.S. agency guaranteed residential mortgage pass-through securities.  To a lesser extent, mortgage-backed securities also consist of short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations and U.S. agency guaranteed commercial mortgage-backed securities. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$345,527	346,301	366,961	374,470
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	879,271	894,652	936,947	971,717
S&P: A+, A, A- / Moody’s: A1, A2, A3	209,217	216,589	239,371	252,292
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,270	2,352	2,858	3,017
Not rated by either entity	13,934	14,694	12,673	13,036
Below investment grade	850	874	—	—
Total	$1,451,069	1,475,462	1,558,810	1,614,532

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$805,779	819,990	831,518	862,863
General obligation - limited	221,099	228,218	262,803	274,177
Revenue	389,506	391,615	423,171	434,610
Certificate of participation	23,590	24,603	28,245	29,634
Other	11,095	11,036	13,073	13,248
Total	$1,451,069	1,475,462	1,558,810	1,614,532

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Texas	$193,652	196,641	211,023	218,051
Washington	188,778	193,035	179,173	187,949
Michigan	173,400	177,305	156,426	162,862
Montana	94,168	97,259	90,272	95,644
California	93,441	94,275	105,510	108,235
All other states	707,630	716,947	816,406	841,791
Total	$1,451,069	1,475,462	1,558,810	1,614,532

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at December 31, 2016. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,299	1.21%	$11,913	0.71%	$26,195	1.18%	$—	—%	$39,407	1.03%
U.S. government sponsored enterprises	430	2.23%	19,140	1.96%	—	—%	—	—%	—	—%	19,570	1.97%
State and local governments	43,469	2.00%	52,011	2.15%	188,741	3.43%	502,152	4.22%	—	—%	786,373	3.77%
Corporate bonds	105,751	2.00%	366,200	2.08%	—	—%	—	—%	—	—%	471,951	2.06%
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,108,176	1.90%	1,108,176	1.90%
Total available-for-sale	149,650	2.00%	438,650	2.08%	200,654	3.26%	528,347	4.06%	1,108,176	1.90%	2,425,477	2.51%
Held-to-maturity
State and local governments	—	—%	594	1.84%	55,310	2.94%	619,770	4.08%	—	—%	675,674	3.98%
Total held-to-maturity	—	—%	594	1.84%	55,310	2.94%	619,770	4.08%	—	—%	675,674	3.98%
Total investment securities	$149,650	2.00%	$439,244	2.08%	$255,964	3.19%	$1,148,117	4.07%	$1,108,176	1.90%	$3,101,151	2.83%

Interest income from investment securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Taxable interest	$40,366	40,200	45,920
Tax-exempt interest	50,026	50,886	47,132
Total interest income	$90,392	91,086	93,052

For additional information on investment securities, see Notes 1 and 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of December 31, 2016, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In November 2016, S&P reaffirmed its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In November 2016, Moody's reaffirmed its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2016, Fitch reaffirmed its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investment securities with an unrealized loss position at December 31, 2016 into two categories: investments purchased prior to 2016 and those purchased during 2016. Of those investments purchased prior to 2016, the fair market value and unrealized gain or loss at December 31, 2015 is also presented.

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2016
U.S. government and federal agency	$32,957	$(162)	—%	$39,773	$(401)	(1)%
U.S. government sponsored enterprises	2,624	(1)	—%	2,604	(14)	(1)%
State and local governments	435,025	(15,849)	(4)%	448,065	(6,089)	(1)%
Corporate bonds	92,456	(170)	—%	94,255	(840)	(1)%
Mortgage-backed securities	604,361	(7,052)	(1)%	783,522	(7,565)	(1)%
Total	$1,167,423	$(23,234)	(2)%	$1,368,219	$(14,909)	(1)%
Temporarily impaired securities purchased during 2016
U.S. government sponsored enterprises	$3,425	$(41)	(1)%
State and local governments	73,971	(2,099)	(3)%
Corporate bonds	88,506	(623)	(1)%
Mortgage-backed securities	203,705	(4,273)	(2)%
Total	$369,607	$(7,036)	(2)%
Temporarily impaired securities
U.S. government and federal agency	$32,957	$(162)	—%
U.S. government sponsored enterprises	6,049	(42)	(1)%
State and local governments	508,996	(17,948)	(4)%
Corporate bonds	180,962	(793)	—%
Mortgage-backed securities	808,066	(11,325)	(1)%
Total	$1,537,030	$(30,270)	(2)%
With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at December 31, 2016:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	89	$(11,029)
0.1% to 5.0%	689	(19,241)
Total	778	$(30,270)

With respect to the duration of the impaired debt securities, the Company identified 163 securities which have been continuously impaired for the twelve months ending December 31, 2016. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 163 debt securities which have been continuously impaired for the twelve months ended December 31, 2016, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	22	$(138)	$(22)
State and local governments	117	(11,287)	(1,224)
Corporate bonds	3	(19)	(10)
Mortgage-backed securities	21	(668)	(214)
Total	163	$(12,112)

Based on the Company's analysis of its impaired debt securities as of December 31, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at December 31, 2016 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2016 have been determined by the Company to be investment grade.

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

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$674,347	12%	$688,912	14%	$611,463	14%	$577,589	15%	$516,467	16%
Commercial loans
Real estate	2,990,141	54%	2,633,953	53%	2,337,548	54%	2,049,247	52%	1,655,508	51%
Other commercial	1,342,250	24%	1,099,564	22%	925,900	21%	852,036	22%	623,397	19%
Total	4,332,391	78%	3,733,517	75%	3,263,448	75%	2,901,283	74%	2,278,905	70%
Consumer and other loans
Home equity	434,774	8%	420,901	9%	394,670	9%	366,465	9%	403,925	12%
Other consumer	242,951	4%	235,351	5%	218,514	5%	217,501	5%	198,128	6%
Total	677,725	12%	656,252	14%	613,184	14%	583,966	14%	602,053	18%
Loans receivable	5,684,463	102%	5,078,681	103%	4,488,095	103%	4,062,838	103%	3,397,425	104%
Allowance for loan and lease losses	(129,572)	(2)%	(129,697)	(3)%	(129,753)	(3)%	(130,351)	(3)%	(130,854)	(4)%
Loans receivable, net	$5,554,891	100%	$4,948,984	100%	$4,358,342	100%	$3,932,487	100%	$3,266,571	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2016 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$230,469	1,142,540	312,502	1,685,511
After one year through five years	140,706	1,424,252	97,457	1,662,415
Thereafter	3,177	228,446	5,779	237,402
Fixed rate maturing
In one year or less	158,052	467,877	125,996	751,925
After one year through five years	131,297	679,500	133,015	943,812
Thereafter	10,646	389,776	2,976	403,398
Total	$674,347	4,332,391	677,725	5,684,463

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

Commercial Real Estate Loans
Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who own and will occupy the property and generally have a loan-to-value up to the lesser of 75 percent of the appraised value or 75 percent of the cost and require a minimum 1.2 times debt service coverage margin. Loans to finance investment or income properties are made but require additional equity and generally have a loan-to-value up to the lesser of 75 percent of appraised value or 75 percent of cost and require a higher debt service coverage margin commensurate with the specific property and projected income.

Construction Loans
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

Home Equity Loans
The Company’s home equity loans of $435 million and $421 million as of December 31, 2016 and 2015, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2016, the home equity loan portfolio consisted of 85 percent variable interest rate and 15 percent fixed interest rate loans. Approximately 54 percent of the home equity loans were in a first lien status with the remaining 46 percent in junior lien status. Approximately 12 percent of the home equity loans were closed-end amortizing loans and 88 percent were open-end, revolving home equity lines of credit. At December 31, 2015, the home equity loan portfolio consisted of 78 percent variable interest rate and 22 percent fixed interest rate loans. Approximately 53 percent of the home equity loans were in a first lien status with the remaining 47 percent in junior lien status. Approximately 15 percent of the home equity loans were closed-end amortizing loans and 85 percent were open-end, revolving home equity lines of credit.

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

The Company had $111 million and $65.2 million of loans with remaining interest reserves of $1.2 million and $1.5 million as of December 31, 2016 and 2015, respectively. The Company did not extend, renew or restructure any loans with interest reserves during 2016. During 2015, the Company extended, renewed or restructured 3 loans with interest reserves, such loans having an aggregate outstanding principal balance of $2.2 million as of December 31, 2015. Such actions were based on prudent underwriting standards and not to keep the loans current. As of December 31, 2016, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

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

As part of the Company’s credit administration and portfolio monitoring practices, the Company’s regular internal and external credit examinations review a significant number of individual loan files. Appraisals and evaluations (new or updated) are reviewed to determine whether the timeliness, methods, assumptions, and findings are reasonable and in compliance with the Company’s loan policy and credit administration practices. Such reviews include the adequacy of the steps taken by the Company to ensure that the individuals who perform appraisals and evaluations (new or updated) are appropriately qualified and are not subject to conflicts of interest. If there are any deficiencies noted in the reviews, they are reported to Bank management and prompt corrective action is taken.

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Other real estate owned	$20,954	26,815	27,804	26,860	45,115
Accruing loans 90 days or more past due
Residential real estate	266	—	35	429	451
Commercial	428	2,051	105	160	791
Consumer and other	405	80	74	15	237
Total	1,099	2,131	214	604	1,479
Non-accrual loans
Residential real estate	4,528	8,073	6,798	10,702	14,237
Commercial	39,033	36,510	48,138	61,577	68,887
Consumer and other	5,771	6,550	6,946	9,677	13,809
Total	49,332	51,133	61,882	81,956	96,933
Total non-performing assets [1]	$71,385	80,079	89,900	109,420	143,527
Non-performing assets as a percentage of subsidiary assets	0.76%	0.88%	1.08%	1.39%	1.87%
Allowance for loan and lease losses as a percentage of non-performing loans	257%	244%	209%	158%	133%
Accruing loans 30-89 days past due	$25,617	19,413	25,904	32,116	27,097
Accruing troubled debt restructurings	$52,077	63,590	69,129	81,110	100,151
Non-accrual troubled debt restructurings	$21,693	27,057	33,714	42,461	50,925
Interest income [2]	$2,364	2,471	3,005	4,122	5,161

__________

[1]	As of December 31, 2016, non-performing assets have not been reduced by U.S. government guarantees of $1.7 million.

[2]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The Company continued to benefit from the gradual improvement in asset quality during the current year. Non-performing assets at December 31, 2016 were $71.4 million, a decrease of $8.7 million, or 11 percent, from a year ago. Non-performing assets as a percentage of assets at December 31, 2016 was 0.76 percent which was a decrease of 12 basis points form the prior year end of 0.88 percent. Early stage delinquencies (accruing loans 30-89 days past due) of $25.6 million at December 31, 2016 increased $6.2 million from the prior year.

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

In prior years, construction loans, a regulatory classification, accounted for a significant portion of the Company’s non-accrual loans. As a result of the gradual economic recovery and the Company’s diligent focus on this category of non-performing loans, construction loans only accounted for 20 percent of the Company’s non-accrual loans as of December 31, 2016. With very limited exception, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

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

Impaired loans were $130 million and $141 million as of December 31, 2016 and 2015, respectively. The ALLL includes specific valuation allowances of $6.9 million and $8.1 million of impaired loans as of December 31, 2016 and 2015, respectively. Of the total impaired loans at December 31, 2016, there were 18 significant commercial real estate and other commercial loans that accounted for $58.9 million, or 45 percent, of the impaired loans. The 18 loans were collateralized by 143 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at December 31, 2016, there were 134 loans aggregating $79.2 million, or 61 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $73.8 million and $90.6 million as of December 31, 2016 and 2015, respectively. The Company’s TDR loans are considered impaired loans of which $21.7 million and $27.1 million as of December 31, 2016 and 2015, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2016 was $5.3 million. The fair value of the loan collateral acquired in foreclosure during 2016 was $5.2 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$26,815	27,804	26,860	45,115	78,354
Acquisitions	882	974	3,928	1,203	—
Additions	5,198	7,989	11,493	15,266	27,536
Capital improvements	149	1,710	1,661	79	—
Write-downs	(1,821)	(1,575)	(691)	(3,639)	(13,258)
Sales	(10,269)	(10,087)	(15,447)	(31,164)	(47,517)
Balance at end of period	$20,954	26,815	27,804	26,860	45,115

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$12,436	12%	$14,427	13%	$14,680	13%	$14,067	14%	$15,482	15%
Commercial real estate	65,773	52%	67,877	52%	67,799	52%	70,332	51%	74,398	49%
Other commercial	37,823	24%	32,525	22%	30,891	21%	28,630	21%	21,567	18%
Home equity	7,572	8%	8,998	8%	9,963	9%	9,299	9%	10,659	12%
Other consumer	5,968	4%	5,870	5%	6,420	5%	8,023	5%	8,748	6%
Total	$129,572	100%	$129,697	100%	$129,753	100%	$130,351	100%	$130,854	100%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$129,697	129,753	130,351	130,854	137,516
Provision for loan losses	2,333	2,284	1,912	6,887	21,525
Charge-offs
Residential real estate	(464)	(985)	(431)	(793)	(5,267)
Commercial loans	(4,226)	(4,242)	(4,860)	(8,407)	(21,578)
Consumer and other loans	(6,806)	(1,775)	(2,312)	(4,443)	(7,827)
Total charge-offs	(11,496)	(7,002)	(7,603)	(13,643)	(34,672)
Recoveries
Residential real estate	207	92	328	299	643
Commercial loans	5,271	3,620	3,757	4,803	4,088
Consumer and other loans	3,560	950	1,008	1,151	1,754
Total recoveries	9,038	4,662	5,093	6,253	6,485
Charge-offs, net of recoveries	(2,458)	(2,340)	(2,510)	(7,390)	(28,187)
Balance at end of period	$129,572	129,697	129,753	130,351	130,854
ALLL as a percentage of total loans	2.28%	2.55%	2.89%	3.21%	3.85%
Net charge-offs as a percentage of average loans	0.05%	0.05%	0.06%	0.20%	0.80%

The allowance as a percent of total loans outstanding at December 31, 2016 was 2.28 percent, a decrease of 27 basis points from 2.55 percent at December 31, 2015 which was driven by loan growth combined with stabilized credit quality.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2016 and 2015, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2016, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $125 thousand. During the same period in 2015, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $56 thousand.

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

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase in all of the states within the Company’s footprint, except Wyoming. Colorado and Washington are experiencing the strongest pricing pressures, while Wyoming and Montana continue to lag behind the national trend. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has continually declined since 2008; however, there have been recent periods of increased home ownership during the second half of 2015 and the second half of 2016. The long-term average for the United States homeownership rate is at 65 percent. Annual personal income growth remains in positive territory for each of the Company’s states, while Washington, Colorado and Utah exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the first half of 2017 throughout the Company’s footprint. The increase in Gross Domestic Product during the prior quarter reflected positive contributions from personal consumption expenditures, exports, private inventory investment and federal government spending and was partly offset by negative contributions from residential fixed investment and state and local government spending. Colorado, Utah, Idaho, Montana and Wyoming all have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil, natural gas and base metal prices have all increased throughout 2016 and certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana has been negatively impacted by the weak Canadian dollar. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the subsequent recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent and 11 percent of the Company’s total loan portfolio and accounted for 20 percent and 34 percent of the Company’s non-accrual loans at December 31, 2016 and December 31, 2015, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Specific valuation allowance	$6,881	8,124
General valuation allowance	122,691	121,573
Total ALLL	$129,572	129,697

During 2016, the ALLL decreased by $125 thousand, the net result of a $1.2 million decrease in the specific valuation allowance and a $1.1 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $12.6 million decrease in loans individually reviewed for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $562 million in loans collectively evaluated for impairment, excluding the current year acquisitions. At acquisition date, the assets and liabilities of acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change
Custom and owner occupied construction	$86,233	$75,094	$11,139	15%
Pre-sold and spec construction	66,184	50,288	15,896	32%
Total residential construction	152,417	125,382	27,035	22%
Land development	75,078	62,356	12,722	20%
Consumer land or lots	97,449	97,270	179	—%
Unimproved land	69,157	73,844	(4,687)	(6)%
Developed lots for operative builders	13,254	12,336	918	7%
Commercial lots	30,523	22,035	8,488	39%
Other construction	257,769	156,784	100,985	64%
Total land, lot, and other construction	543,230	424,625	118,605	28%
Owner occupied	977,932	938,625	39,307	4%
Non-owner occupied	929,729	774,192	155,537	20%
Total commercial real estate	1,907,661	1,712,817	194,844	11%
Commercial and industrial	686,870	649,553	37,317	6%
Agriculture	407,208	367,339	39,869	11%
1st lien	877,893	856,193	21,700	3%
Junior lien	58,564	65,383	(6,819)	(10)%
Total 1-4 family	936,457	921,576	14,881	2%
Multifamily residential	184,068	201,542	(17,474)	(9)%
Home equity lines of credit	402,614	372,039	30,575	8%
Other consumer	155,193	150,469	4,724	3%
Total consumer	557,807	522,508	35,299	7%
Other	381,672	209,853	171,819	82%
Total loans receivable, including loans held for sale	5,757,390	5,135,195	622,195	12%
Less loans held for sale [1]	(72,927)	(56,514)	(16,413)	29%
Total loans receivable	$5,684,463	$5,078,681	$605,782	12%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2016	December 31, 2016
Custom and owner occupied construction	$—	1,016	—	—	—
Pre-sold and spec construction	226	—	226	—	—
Total residential construction	226	1,016	226	—	—
Land development	9,864	17,582	1,188	—	8,676
Consumer land or lots	2,137	2,250	770	—	1,367
Unimproved land	11,905	12,328	7,852	—	4,053
Developed lots for operative builders	175	488	—	—	175
Commercial lots	1,466	1,521	—	—	1,466
Other construction	—	4,236	—	—	—
Total land, lot and other construction	25,547	38,405	9,810	—	15,737
Owner occupied	18,749	10,952	16,849	92	1,808
Non-owner occupied	3,426	3,446	2,749	—	677
Total commercial real estate	22,175	14,398	19,598	92	2,485
Commercial and industrial	5,184	3,993	4,894	283	7
Agriculture	1,615	3,281	1,615	—	—
1st lien	9,186	10,691	6,734	393	2,059
Junior lien	1,167	668	1,167	—	—
Total 1-4 family	10,353	11,359	7,901	393	2,059
Multifamily residential	400	113	400	—	—
Home equity lines of credit	5,494	5,486	4,737	117	640
Other consumer	391	228	151	214	26
Total consumer	5,885	5,714	4,888	331	666
Other	—	1,800	—	—	—
Total	$71,385	80,079	49,332	1,099	20,954

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2016	December 31, 2015	$ Change	% Change
Custom and owner occupied construction	$1,836	$462	$1,374	297%
Pre-sold and spec construction	—	181	(181)	(100)%
Total residential construction	1,836	643	1,193	186%
Land development	154	447	(293)	(66)%
Consumer land or lots	638	166	472	284%
Unimproved land	1,442	774	668	86%
Other construction	—	337	(337)	(100)%
Total land, lot and other construction	2,234	1,724	510	30%
Owner occupied	2,307	2,760	(453)	(16)%
Non-owner occupied	1,689	923	766	83%
Total commercial real estate	3,996	3,683	313	8%
Commercial and industrial	3,032	1,968	1,064	54%
Agriculture	1,133	1,014	119	12%
1st lien	7,777	6,272	1,505	24%
Junior lien	1,016	1,077	(61)	(6)%
Total 1-4 family	8,793	7,349	1,444	20%
Multifamily residential	10	662	(652)	(98)%
Home equity lines of credit	1,537	1,046	491	47%
Other consumer	1,180	1,227	(47)	(4)%
Total consumer	2,717	2,273	444	20%
Other	1,866	97	1,769	1,824%
Total	$25,617	$19,413	$6,204	32%

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2016
Custom and owner occupied construction	$(1)	—	—	1
Pre-sold and spec construction	786	(53)	832	46
Total residential construction	785	(53)	832	47
Land development	(2,661)	(288)	29	2,690
Consumer land or lots	(688)	66	25	713
Unimproved land	(184)	(325)	—	184
Developed lots for operative builders	(27)	(85)	15	42
Commercial lots	27	(26)	33	6
Other construction	—	(1)	—	—
Total land, lot and other construction	(3,533)	(659)	102	3,635
Owner occupied	1,196	247	1,621	425
Non-owner occupied	44	93	60	16
Total commercial real estate	1,240	340	1,681	441
Commercial and industrial	(370)	1,389	1,114	1,484
Agriculture	50	50	105	55
1st lien	487	834	720	233
Junior lien	60	(125)	228	168
Total 1-4 family	547	709	948	401
Multifamily residential	229	(318)	229	—
Home equity lines of credit	611	740	864	253
Other consumer	257	143	554	297
Total consumer	868	883	1,418	550
Other	2,642	(1)	5,067	2,425
Total	$2,458	2,340	11,496	9,038

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

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,041,852	28%	$1,918,310	28%	$1,632,403	26%	$1,374,419	25%	$1,191,933	22%
NOW accounts	1,588,550	22%	1,516,026	22%	1,328,130	21%	1,113,878	20%	988,984	18%
Savings accounts	996,061	13%	838,274	12%	693,714	11%	600,998	11%	478,809	9%
Money market deposit accounts	1,464,415	20%	1,382,028	20%	1,274,525	20%	1,168,918	21%	931,370	18%
Certificate accounts	948,714	13%	1,060,650	15%	1,167,228	18%	1,116,622	20%	1,015,491	19%
Wholesale deposits	332,687	4%	229,720	3%	249,212	4%	205,132	3%	757,874	14%
Total interest bearing deposits	5,330,427	72%	5,026,698	72%	4,712,809	74%	4,205,548	75%	4,172,528	78%
Total deposits	$7,372,279	100%	$6,945,008	100%	$6,345,212	100%	$5,579,967	100%	$5,364,461	100%

The following table summarizes the amounts outstanding at December 31, 2016 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in demand deposits are brokered deposits of $333 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$137,025	4,221,390	4,358,415
Three months to six months	117,756	—	117,756
Seven months to twelve months	113,354	—	113,354
Over twelve months	172,209	—	172,209
Total	$540,344	4,221,390	4,761,734

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

The following table provides information relating to short-term borrowings which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Repurchase agreements
Amount outstanding at end of period	$473,650	423,414	397,107
Weighted interest rate on outstanding amount	0.34%	0.31%	0.27%
Maximum outstanding at any month end	$473,650	441,041	397,107
Average balance	$384,066	376,983	317,745
Weighted-average interest rate	0.31%	0.27%	0.27%
FHLB advances
Amount outstanding at end of period	$41,099	185,091	93,979
Weighted interest rate on outstanding amount	0.84%	1.02%	2.81%
Maximum outstanding at any month end	$240,050	185,091	618,084
Average balance	$81,513	107,341	295,422
Weighted-average interest rate	0.93%	3.06%	0.24%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of December 31, 2016 were $126 million, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated VIEs, see Note 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table represents the Company’s contractual obligations as of December 31, 2016:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2017	2018	2019	2020	2021	Thereafter
Deposits	$7,372,279	6,423,565	644,881	149,557	69,782	39,756	44,159	579
Repurchase agreements	473,650	—	473,650	—	—	—	—	—
FHLB advances	251,749	—	41,099	70,983	927	1,728	135,000	2,012
Other borrowed funds	4,105	—	97	146	147	148	148	3,419
Subordinated debentures	125,991	—	—	—	—	—	—	125,991
Capital lease obligations	379	—	92	92	92	92	11	—
Operating lease obligations	13,057	—	2,387	2,146	1,960	1,548	1,111	3,905
Total	$8,241,210	6,423,565	1,162,206	222,924	72,908	43,272	180,429	135,906

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2016	December 31, 2015
FHLB advances
Borrowing capacity	$1,558,527	1,494,288
Amount utilized	(251,749)	(394,131)
Amount available	$1,306,778	1,100,157
FRB discount window
Borrowing capacity	$1,226,683	945,948
Amount utilized	—	—
Amount available	$1,226,683	945,948
Unsecured lines of credit available	$255,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$39,407	47,451
U.S. government sponsored enterprises	12,086	75,419
State and local governments	814,942	880,866
Corporate bonds	19,573	48,528
Mortgage-backed securities	336,404	435,749
Total unencumbered securities	$1,222,412	1,488,013

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 76,525,402 have been issued as of December 31, 2016. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2016. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies approved the Final Rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. Under Basel III, the Company must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2016 is 0.625%.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of December 31, 2016. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank regulatory ratios	15.76%	14.50%	14.50%	11.45%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

The Company has evaluated the impact of the Final Rules and believes that, as of December 31, 2016, the Company would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect. There are no conditions or events since December 31, 2016 that management believes have changed the Company’s or the Bank’s risk-based capital category.

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

Income tax expense for the years ended December 31, 2016 and 2015 was $39.7 million and $34.0 million, respectively. The Company’s effective tax rate for the years ended December 31, 2016 and 2015 was 24.7 percent and 22.6 percent, respectively. The current and prior year’s low effective tax rates are due to income from tax-exempt investment securities, municipal loans and leases and benefits from federal income tax credits. The income from tax-exempt investment securities, loans and leases was $58.1 million and $55.9 million for the years ended December 31, 2016 and 2015, respectively. The benefits from federal income tax credits were $3.3 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $22.6 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these investment securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2017	$1,586	2,637	783	5,006
2018	1,264	3,647	710	5,621
2019	1,364	3,647	661	5,672
2020	1,364	3,432	611	5,407
2021	1,364	2,615	566	4,545
Thereafter	595	13,942	1,929	16,466
	$7,537	29,920	5,260	42,717

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

	Years ended
	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$741,876	$33,410	4.50%	$687,013	$32,153	4.68%	$635,256	$30,721	4.84%
Commercial loans [1]	3,993,363	193,147	4.84%	3,459,470	167,587	4.84%	3,029,733	145,631	4.81%
Consumer and other loans	668,990	31,402	4.69%	631,512	31,476	4.98%	588,452	30,515	5.19%
Total loans [2]	5,404,229	257,959	4.77%	4,777,995	231,216	4.84%	4,253,441	206,867	4.86%
Tax-exempt investment securities [3]	1,325,810	75,907	5.73%	1,328,908	77,199	5.81%	1,208,970	68,643	5.68%
Taxable investment securities [4]	1,874,240	41,775	2.23%	1,918,283	41,648	2.17%	1,974,049	47,407	2.40%
Total earning assets	8,604,279	375,641	4.37%	8,025,186	350,063	4.36%	7,436,460	322,917	4.34%
Goodwill and intangibles	155,981			143,293			138,928
Non-earning assets	392,353			389,126			347,138
Total assets	$9,152,613			$8,557,605			$7,922,526
Liabilities
Non-interest bearing deposits	$1,934,543	$—	—%	$1,756,888	$—	—%	$1,463,689	$—	—%
NOW accounts	1,498,928	1,062	0.07%	1,371,340	1,074	0.08%	1,141,424	1,148	0.10%
Savings accounts	920,058	464	0.05%	758,776	360	0.05%	660,465	340	0.05%
Money market deposit accounts	1,420,700	2,183	0.15%	1,340,967	2,066	0.15%	1,215,163	2,382	0.20%
Certificate accounts	1,013,046	5,998	0.59%	1,131,210	6,891	0.61%	1,144,485	7,858	0.69%
Wholesale deposits [5]	335,616	8,695	2.59%	206,889	5,747	2.78%	193,514	1,467	0.76%
FHLB advances	294,952	6,221	2.07%	319,565	8,841	2.73%	573,607	9,570	1.65%
Repurchase agreements and other borrowed funds	515,254	5,008	0.97%	509,431	4,296	0.84%	451,458	4,201	0.93%
Total interest bearing liabilities	7,933,097	29,631	0.37%	7,395,066	29,275	0.40%	6,843,805	26,966	0.39%
Other liabilities	96,392			91,360			63,630
Total liabilities	8,029,489			7,486,426			6,907,435
Stockholders’ Equity
Common stock	763			755			746
Paid-in capital	740,792			720,827			697,344
Retained earnings	371,925			336,998			297,303
Accumulated other comprehensive income	9,644			12,599			19,698
Total stockholders’ equity	1,123,124			1,071,179			1,015,091
Total liabilities and stockholders’ equity	$9,152,613			$8,557,605			$7,922,526
Net interest income (tax-equivalent)		$346,010			$320,788			$295,951
Net interest spread (tax-equivalent)			4.00%			3.96%			3.95%
Net interest margin (tax-equivalent)			4.02%			4.00%			3.98%

__________

[1]
Includes tax effect of $4.2 million and $2.6 million on tax-exempt municipal loan and lease income for the years ended December 31, 2016 and 2015, respectively. The tax effect for the year ended December 31, 2014 was not significant.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $25.9 million, $26.3 million and $21.5 million on tax-exempt investment securities income for the years ended December 31, 2016, 2015 and 2014, respectively.

[4]	Includes tax effect of $1.4 million on federal income tax credits for the years ended December 31, 2016, 2015 and 2014.

[5]	Wholesale deposits include brokered deposits classified as NOW, money market deposit and certificate accounts.

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

	Year ended December 31,			Year ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$2,568	(1,311)	1,257	2,503	(1,071)	1,432
Commercial loans (tax-equivalent)	26,393	(833)	25,560	20,656	1,300	21,956
Consumer and other loans	1,960	(2,034)	(74)	2,233	(1,272)	961
Investment securities (tax-equivalent)	(1,725)	560	(1,165)	2,340	457	2,797
Total interest income	29,196	(3,618)	25,578	27,732	(586)	27,146
Interest expense
NOW accounts	103	(115)	(12)	232	(306)	(74)
Savings accounts	78	26	104	51	(31)	20
Money market deposit accounts	129	(12)	117	246	(562)	(316)
Certificate accounts	(703)	(190)	(893)	(91)	(876)	(967)
Wholesale deposits	3,602	(654)	2,948	101	4,179	4,280
FHLB advances	(658)	(1,962)	(2,620)	(4,238)	3,509	(729)
Repurchase agreements and other borrowed funds	61	651	712	539	(444)	95
Total interest expense	2,612	(2,256)	356	(3,160)	5,469	2,309
Net interest income (tax-equivalent)	$26,584	(1,362)	25,222	30,892	(6,055)	24,837
Net interest income (tax-equivalent) increased $25.2 million for the year ended December 31, 2016 compared to the same period in 2015. The interest income for the current year increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio. Total interest expense remained relatively flat for the current year compared to the prior year, although, there was an increase in expenses related to wholesale deposits which was offset by a decrease in expense from FHLB advances. The increase in the amount of wholesale deposits and related expense was driven by a delayed start interest rate swap (i.e., 3.5 years) with a notional amount of $100 million that started interest accruals in November 2015. The Company utilized wholesale deposits as the cash flow hedge which resulted in an increase amount of wholesale deposits and associated interest expense. The decrease in rates on FHLB advances was driven by long-term advances maturing and being replaced by short-term lower cost FHLB advances.

Net interest income (tax-equivalent) increased $24.8 million during 2015 compared to 2014. The increase in interest income primarily resulted from increased growth of the Company’s commercial loan portfolio. The increase in interest expense was driven by interest expense associated with delayed start interest rate swaps (i.e., 3 - 3.5 years) the Company previously entered into. The Company had an interest rate swap with a notional amount of $160 million start interest accruals in October 2014 and an interest rate swap with a notional amount of $100 million start interest accruals in November 2015, such interest swaps caused an increase in rates on wholesale deposits over 2014. The increase in interest expense from higher rates on FHLB advances was the result of a decrease in short-term FHLB advances leaving a minimal amount of long-term higher rate FHLB advances.

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

Impact of Recently Issued Accounting Standards
New authoritative accounting guidance that may possibly have a material impact on the Company that has either been issued during 2015, 2016, and early 2017 or that became effective during 2015 and 2016 includes amendments to:

•	Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 350, Simplifying the Test for Goodwill;

•	FASB ASC Topic 250, Accounting Changes and Error Corrections;

•	FASB ASC Topic 326, Financial Instruments - Credit Losses;

•	FASB ASC Topic 718, Compensation - Stock Compensation;

•	FASB ASC Topic 842, Leases;

•	FASB ASC Topic 825, Financial Instruments;

•	FASB ASC Topic 805, Business Combinations;

•	FASB ASC Topic 810, Consolidation; and

•	FASB ASC Topic 606, Revenue from Contracts with Customers

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

Interest Rate Risk
Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from many factors and could have a significant impact on the Company’s net interest income, which is the Company’s primary source of net income. Net interest income is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of the interest fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.
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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2016 as compared to the ALCO policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2016.

	One Year		Two Years
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bps Rate shock	(10.0)%	(3.6)%	(15.0)%	(6.5)%
+100 bps Rate shock	(10.0)%	0.9%	(15.0)%	3.2%
+200 bps Rate shock	(10.0)%	2.3%	(15.0)%	6.6%
+200 bps Rate ramp	(10.0)%	1.7%	(15.0)%	4.3%
+300 bps Rate shock	(20.0)%	1.5%	(20.0)%	7.9%
+400 bps Rate shock	(20.0)%	—%	(20.0)%	8.5%
+400 bps Rate ramp	(10.0)%	2.7%	(20.0)%	3.7%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including, but not limited to, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2016:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bps Rate shock	(10.0)%	(3.9)%
+100 bps Rate shock	(10.0)%	(1.6)%
+200 bps Rate shock	(20.0)%	(5.1)%
+300 bps Rate shock	(30.0)%	(9.7)%
+400 bps Rate shock	(40.0)%	(14.4)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Bancorp, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP

Denver, Colorado
February 23, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.
Kalispell, Montana

We have audited Glacier Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Audit Committee, Board of Directors and Stockholders
Glacier Bancorp, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Glacier Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Denver, Colorado
February 23, 2017

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015
Assets
Cash on hand and in banks	$135,268	117,137
Federal funds sold	—	6,080
Interest bearing cash deposits	17,273	70,036
Cash and cash equivalents	152,541	193,253
Investment securities, available-for-sale	2,425,477	2,610,760
Investment securities, held-to-maturity	675,674	702,072
Total investment securities	3,101,151	3,312,832
Loans held for sale	72,927	56,514
Loans receivable	5,684,463	5,078,681
Allowance for loan and lease losses	(129,572)	(129,697)
Loans receivable, net	5,554,891	4,948,984
Premises and equipment, net	176,198	194,030
Other real estate owned	20,954	26,815
Accrued interest receivable	45,832	44,524
Deferred tax asset	67,121	58,475
Core deposit intangible, net	12,347	14,555
Goodwill	147,053	140,638
Non-marketable equity securities	25,550	27,495
Other assets	74,035	71,117
Total assets	$9,450,600	9,089,232
Liabilities
Non-interest bearing deposits	$2,041,852	1,918,310
Interest bearing deposits	5,330,427	5,026,698
Securities sold under agreements to repurchase	473,650	423,414
Federal Home Loan Bank advances	251,749	394,131
Other borrowed funds	4,440	6,602
Subordinated debentures	125,991	125,848
Accrued interest payable	3,584	3,517
Other liabilities	102,038	114,062
Total liabilities	8,333,731	8,012,582
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	765	761
Paid-in capital	749,107	736,368
Retained earnings - substantially restricted	374,379	337,532
Accumulated other comprehensive (loss) income	(7,382)	1,989
Total stockholders’ equity	1,116,869	1,076,650
Total liabilities and stockholders’ equity	$9,450,600	9,089,232
Number of common stock shares issued and outstanding	76,525,402	76,086,288

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014
Interest Income
Investment securities	$90,392	91,086	93,052
Residential real estate loans	33,410	32,153	30,721
Commercial loans	188,949	164,966	145,631
Consumer and other loans	31,402	31,476	30,515
Total interest income	344,153	319,681	299,919
Interest Expense
Deposits	18,402	16,138	13,195
Securities sold under agreements to repurchase	1,207	1,021	865
Federal Home Loan Bank advances	6,221	8,841	9,570
Federal funds purchased and other borrowed funds	67	81	199
Subordinated debentures	3,734	3,194	3,137
Total interest expense	29,631	29,275	26,966
Net Interest Income	314,522	290,406	272,953
Provision for loan losses	2,333	2,284	1,912
Net interest income after provision for loan losses	312,189	288,122	271,041
Non-Interest Income
Service charges and other fees	62,405	59,286	56,043
Miscellaneous loan fees and charges	4,613	4,276	4,696
Gain on sale of loans	33,606	26,389	19,797
(Loss) gain on sale of investments	(1,463)	19	(188)
Other income	8,157	8,791	9,954
Total non-interest income	107,318	98,761	90,302
Non-Interest Expense
Compensation and employee benefits	151,697	134,409	118,571
Occupancy and equipment	25,979	25,505	22,718
Advertising and promotions	8,433	8,661	7,912
Data processing	14,800	11,477	11,387
Other real estate owned	2,895	3,693	2,568
Regulatory assessments and insurance	4,780	5,283	5,064
Core deposit intangible amortization	2,970	2,964	2,811
Other expenses	47,160	44,765	41,648
Total non-interest expense	258,714	236,757	212,679
Income Before Income Taxes	160,793	150,126	148,664
Federal and state income tax expense	39,662	33,999	35,909
Net Income	$121,131	116,127	112,755
Basic earnings per share	$1.59	1.54	1.51
Diluted earnings per share	$1.59	1.54	1.51
Dividends declared per share	$1.10	1.05	0.98
Average outstanding shares - basic	76,278,463	75,542,455	74,641,957
Average outstanding shares - diluted	76,341,836	75,595,581	74,687,315

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net Income	$121,131	116,127	112,755
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(21,407)	(22,845)	31,569
Reclassification adjustment for losses included in net income	1,335	(69)	204
Net unrealized (losses) gains on available-for-sale securities	(20,072)	(22,914)	31,773
Tax effect	7,776	8,904	(12,313)
Net of tax amount	(12,296)	(14,010)	19,460
Unrealized losses on derivatives used for cash flow hedges	(1,643)	(7,857)	(19,557)
Reclassification adjustment for losses included in net income	6,417	5,025	993
Net unrealized gains (losses) on derivatives used for cash flow hedges	4,774	(2,832)	(18,564)
Tax effect	(1,849)	1,087	7,203
Net of tax amount	2,925	(1,745)	(11,361)
Total other comprehensive (loss) income, net of tax	(9,371)	(15,755)	8,099
Total Comprehensive Income	$111,760	100,372	120,854

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2016, 2015 and 2014

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2013	74,373,296	$744	690,918	261,943	9,645	963,250
Comprehensive income	—	—	—	112,755	8,099	120,854
Cash dividends declared ($0.98 per share)	—	—	—	(73,501)	—	(73,501)
Stock issuances under stock incentive plans	97,064	1	783	—	—	784
Stock issued in connection with acquisitions	555,732	5	15,122	—	—	15,127
Stock-based compensation and related taxes	—	—	1,533	—	—	1,533
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Comprehensive income (loss)	—	—	—	116,127	(15,755)	100,372
Cash dividends declared ($1.05 per share)	—	—	—	(79,792)	—	(79,792)
Stock issuances under stock incentive plans	62,346	1	16	—	—	17
Stock issued in connection with acquisitions	997,850	10	25,929	—	—	25,939
Stock-based compensation and related taxes	—	—	2,067	—	—	2,067
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income (loss)	—	—	—	121,131	(9,371)	111,760
Cash dividends declared ($1.10 per share)	—	—	—	(84,284)	—	(84,284)
Stock issuances under stock incentive plans	89,569	1	(1)	—	—	—
Stock issued in connection with acquisitions	349,545	3	10,462	—	—	10,465
Stock-based compensation and related taxes	—	—	2,278	—	—	2,278
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Operating Activities
Net income	$121,131	116,127	112,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,333	2,284	1,912
Net amortization of investment securities premiums and discounts	26,210	26,709	27,491
Loans held for sale originated or acquired	(1,098,864)	(888,676)	(669,144)
Proceeds from sales of loans held for sale	1,155,186	925,353	705,178
Gain on sale of loans	(33,606)	(26,389)	(19,797)
Loss (gain) on sale of investments	1,463	(19)	188
Bargain purchase gain	—	—	(680)
Stock-based compensation expense, net of tax benefits	1,836	1,087	859
Excess tax benefits from stock-based compensation	(8)	(102)	(138)
Depreciation of premises and equipment	15,294	14,365	12,108
Loss (gain) on sale of other real estate owned and write-downs, net	1,217	938	(937)
Amortization of core deposit intangibles	2,970	2,964	2,811
Deferred tax (benefit) expense	(82)	(4,080)	5,931
Amortization of qualified affordable housing project investments	1,079	1,175	1,270
Amortization of New Markets Tax Credit project investments	1,453	2,323	1,893
Net (increase) decrease in accrued interest receivable	(1,160)	(2,377)	2,648
Net increase in other assets	(9,494)	(793)	(5,702)
Net increase (decrease) in accrued interest payable	55	(828)	567
Net (decrease) increase in other liabilities	(6,611)	1,405	3,521
Net cash provided by operating activities	180,402	171,466	182,734
Investing Activities
Sales of available-for-sale securities	62,817	136,777	169,372
Maturities, prepayments and calls of available-for-sale securities	662,003	663,828	628,238
Purchases of available-for-sale securities	(585,064)	(961,224)	(281,332)
Maturities, prepayments and calls of held-to-maturity securities	25,405	20,997	8,930
Purchases of held-to-maturity securities	(1,222)	(203,554)	(49,691)
Principal collected on loans	1,775,173	1,737,508	1,418,517
Loans originated or acquired	(2,375,136)	(2,112,154)	(1,735,155)
Net decrease (increase) of premises and equipment and other real estate owned	5,197	(18,224)	(14,389)
Proceeds from sale of other real estate owned	10,145	10,278	15,714
Net proceeds from sale of non-marketable equity securities	6,017	27,770	801
Net cash received (paid) in acquisitions	6,701	21,427	(2,112)
Net cash (used in) provided by investing activities	(407,964)	(676,571)	158,893

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Financing Activities
Net increase in deposits	$368,907	215,650	455,604
Net increase in securities sold under agreements to repurchase	50,236	24,951	83,713
Net (decrease) increase in short-term Federal Home Loan Bank advances	(100,000)	140,000	(421,000)
Proceeds from long-term Federal Home Loan Bank advances	—	50,000	192,500
Repayments of long-term Federal Home Loan Bank advances	(45,642)	(94,749)	(314,738)
Net decrease in other borrowed funds	(2,019)	(566)	(933)
Cash dividends paid	(84,040)	(79,456)	(50,944)
Excess tax benefits from stock-based compensation	8	102	138
Stock-based compensation activity	(600)	17	785
Net cash provided by (used in) financing activities	186,850	255,949	(54,875)
Net (decrease) increase in cash and cash equivalents	(40,712)	(249,156)	286,752
Cash and cash equivalents at beginning of period	193,253	442,409	155,657
Cash and cash equivalents at end of period	$152,541	193,253	442,409
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$29,576	30,103	26,398
Cash paid during the period for income taxes	36,225	39,622	33,343
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of investment securities from available-for-sale to held-to-maturity	$—	—	484,583
Sale and refinancing of other real estate owned	728	446	1,361
Transfer of loans to other real estate owned	5,198	7,989	11,493
Dividend declared but not paid	23,137	22,893	22,557
Acquisitions
Fair value of common stock shares issued	10,465	25,939	15,127
Cash consideration for outstanding shares	3,475	28,364	16,690
Fair value of assets acquired	69,750	434,963	349,167
Liabilities assumed	62,225	391,592	316,670

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

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These subsidiary interests are included in the Company’s consolidated financial statements. The parent holding company also owns non-bank subsidiaries that have issued trust preferred securities as Tier 1 capital instruments. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in non-marketable equity securities on the Company's statement of financial condition.

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

In February 2015, the Financial Accounting Standards Board’s (“FASB”) amended consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and by changing how entities analyze related-party relationships and fee arrangements. As a result of this amendment, the Company determined it was no longer the primary beneficiary of certain partnerships related to its Low-Income Housing Tax Credit (“LIHTC”) investments and, as a result, deconsolidated these investments effective January 1, 2016. There was no material effect on the Company’s financial condition or results of operations upon adoption of this accounting guidance.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Pending Acquisition
During the fourth quarter of 2016, the Company announced the signing of a definitive agreement to acquire TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona (collectively, “Foothills”). Foothills provides banking services to individuals and businesses in Arizona, with banking offices located in Yuma, Prescott and Casa Grande, Arizona. As of December 31, 2016, Foothills had total assets of $334,792,000, gross loans of $279,777,000 and total deposits of $282,198,000. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed during the second quarter of 2017. Foothills will be merged into Glacier Bank and will operate as a separate bank division under its existing name and management team.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2016 was $4,169,000.

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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2016 and 2015, no long-lived assets were considered materially impaired.

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

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2016 and 2015 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

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

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. At December 31, 2016 and 2015, the carrying value associated with these policies is $50,451,000 and $49,534,000, respectively, and is recorded in other assets in the Company’s statements of financial position. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the Company’s statements of operations.

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

Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on the cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. For the years ended December 31, 2016, 2015, and 2014, the Company’s cash flow hedges were determined to be fully effective.

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

Stock-based Compensation
Stock-based compensation awards granted are valued at fair value and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. For additional information relating to stock-based compensation, see Note 12.

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

Reclassifications
Certain reclassifications have been made to the 2015 and 2014 financial statements to conform to the 2016 presentation.

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

In January 2017, FASB amended FASB ASC Topic 350, Simplifying the Test for Goodwill. The amendments in the Update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the current year, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 5.

In January 2017, FASB amended FASB ASC Topic 250, Accounting Changes and Error Corrections. The amendments in the Update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to Topic 326, Financial Instruments - Credit Losses, Topic 842, Leases, and Topic 606, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

In March 2016, FASB amended FASB ASC Topic 718, Compensation - Stock Compensation. The amendments in this Update address certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016. The Company will adopt the amendments as of January 1, 2017 and the Company is currently evaluating the full impact of the of these amendments. The Company has a stock-based compensation plan for which the amendments will result in the associated excess tax benefits or deficiencies being recognized as tax expense or benefit in the income statement instead of the current accounting treatment which requires excess tax benefits to be recognized as an adjustment to paid-in capital and excess tax deficiencies to be recognized as either an offset to accumulated excess tax benefits, if any, or to the income statement. In addition, such amounts are to be classified as an operating activity in the statement of cash flows instead of the current accounting treatment which requires it to be classified as both an operating and a financing activity. The stock based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company does not anticipate a material change in the Company’s financial position or results of operation, as a result of adopting this Update. The Company is currently implementing the new processes and does not anticipate significant changes. For additional information on the stock-based compensation plan, see Note 12.

In February 2016, FASB amended FASB ASC Topic 842, Leases. The amendments in this Update address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn’t expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes which are not expected to significantly change since the Company already has processes for certain lease agreements that recognize the lease assets and lease liabilities. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 4.

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments will impact the Company in a few areas including requiring equity investments (with certain exclusions) to be measured at fair value with the changes recognized in net income, requirement to utilize an exit price when measuring the fair value of financial instruments, additional disclosures related to other comprehensive income, evaluation of a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets, and other disclosure changes. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material material effect on the Company’s financial position or results of operations since it does not have a material amount of equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 20.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

In September 2015, FASB amended FASB ASC Topic 805, Business Combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments were to be applied prospectively to all periods presented and were effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company strives to complete its analysis of business combinations before the first reporting period after a business combination even though accounting standards allow for a longer measurement period, therefore, the Company has evaluated the impact of these amendments and does not anticipate the amendments to have a material effect on the Company’s financial position or results of operations with future business combinations. The Company’s accounting policies and procedures have been modified in the event of a material future provisional adjustment that is identified during the measurement period after a business combination to reflect the changes from these amendments. For additional information on mergers and acquisitions, see Note 22.

In February 2015, FASB amended FASB ASC Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and end a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. The Company adopted these amendments on January 1, 2016, which resulted in the Company determining it was no longer the primary beneficiary of certain partnerships related to its LIHTC investments and, as a result, deconsolidated these investments. The impact of the amendments did not have a material effect on the Company’s financial position or results of operations since these investments were not a material component of the Company’s operations. The Company’s accounting policies and processes were modified as it related to the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. For additional information on the impact of these amendments, see Note 6.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principals for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principal: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in its preliminary stages of evaluating the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Company’s financial position or results of operation. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$39,554	15	(162)	39,407
U.S. government sponsored enterprises	19,557	55	(42)	19,570
State and local governments	775,395	20,941	(9,963)	786,373
Corporate bonds	471,569	1,175	(793)	471,951
Mortgage-backed securities [1]	1,116,727	2,774	(11,325)	1,108,176
Total available-for-sale	2,422,802	24,960	(22,285)	2,425,477
Held-to-maturity
State and local governments	675,674	21,400	(7,985)	689,089
Total held-to-maturity	675,674	21,400	(7,985)	689,089
Total investment securities	$3,098,476	46,360	(30,270)	3,114,566

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$47,868	15	(432)	47,451
U.S. government sponsored enterprises	93,230	100	(163)	93,167
State and local governments	856,738	34,159	(5,878)	885,019
Corporate bonds	386,629	611	(3,077)	384,163
Mortgage-backed securities [1]	1,203,548	6,180	(8,768)	1,200,960
Total available-for-sale	2,588,013	41,065	(18,318)	2,610,760
Held-to-maturity
State and local governments	702,072	31,863	(4,422)	729,513
Total held-to-maturity	702,072	31,863	(4,422)	729,513
Total investment securities	$3,290,085	72,928	(22,740)	3,340,273
________
1 Consists of residential mortgage-backed securities with fair values of $1,011,252,000 and $1,200,503,000 at December 31, 2016 and 2015, respectively, and commercial mortgage-backed securities, with fair values of $96,924,000 and $457,000 at December 31, 2016 and 2015, respectively.

Note 2. Investment Securities (continued)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2016. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$149,379	149,650	—	—
Due after one year through five years	437,896	438,650	594	597
Due after five years through ten years	197,462	200,654	55,310	56,048
Due after ten years	521,338	528,347	619,770	632,444
	1,306,075	1,317,301	675,674	689,089
Mortgage-backed securities [1]	1,116,727	1,108,176	—	—
Total	$2,422,802	2,425,477	675,674	689,089
________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Available-for-sale
Proceeds from sales and calls of investment securities	$212,140	167,660	219,849
Gross realized gains [1]	2,459	1,877	501
Gross realized losses [1]	(3,794)	(1,808)	(705)
Held-to-maturity
Proceeds from calls of investment securities	25,405	20,997	8,930
Gross realized gains [1]	97	50	22
Gross realized losses [1]	(225)	(100)	(6)
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

At December 31, 2016 and 2015, the Company had investment securities with carrying values of $1,878,739,000 and $1,824,819,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), interest rate swap agreements and deposits of several local government units.

Note 2. Investment Securities (continued)

Investment securities with an unrealized loss position are summarized as follows:

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,718	(24)	26,239	(138)	32,957	(162)
U.S. government sponsored enterprises	6,049	(42)	—	—	6,049	(42)
State and local governments	222,700	(4,949)	81,783	(5,014)	304,483	(9,963)
Corporate bonds	174,821	(774)	6,141	(19)	180,962	(793)
Mortgage-backed securities	778,109	(10,657)	29,957	(668)	808,066	(11,325)
Total available-for-sale	$1,188,397	(16,446)	144,120	(5,839)	1,332,517	(22,285)
Held-to-maturity
State and local governments	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)
Total held-to-maturity	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$42,493	(432)	2	—	42,495	(432)
U.S. government sponsored enterprises	60,010	(163)	—	—	60,010	(163)
State and local governments	102,422	(1,629)	115,943	(4,249)	218,365	(5,878)
Corporate bonds	228,258	(1,812)	13,962	(1,265)	242,220	(3,077)
Mortgage-backed securities	730,412	(7,226)	53,021	(1,542)	783,433	(8,768)
Total available-for-sale	$1,163,595	(11,262)	182,928	(7,056)	1,346,523	(18,318)
Held-to-maturity
State and local governments	$42,322	(594)	81,709	(3,828)	124,031	(4,422)
Total held-to-maturity	$42,322	(594)	81,709	(3,828)	124,031	(4,422)

Based on an analysis of its investment securities with unrealized losses as of December 31, 2016 and 2015, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2016, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Year ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
Residential real estate loans	$674,347	688,912
Commercial loans
Real estate	2,990,141	2,633,953
Other commercial	1,342,250	1,099,564
Total	4,332,391	3,733,517
Consumer and other loans
Home equity	434,774	420,901
Other consumer	242,951	235,351
Total	677,725	656,252
Loans receivable [1]	5,684,463	5,078,681
Allowance for loan and lease losses	(129,572)	(129,697)
Loans receivable, net	$5,554,891	4,948,984
Weighted-average interest rate on loans (tax-equivalent)	4.77%	4.84%
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $13,372,000 and $15,529,000 at December 31, 2016 and 2015, respectively.

The following tables summarize the activity in the ALLL by portfolio segment:

	Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	2,333	(1,734)	(2,686)	4,835	(520)	2,438
Charge-offs	(11,496)	(464)	(3,082)	(1,144)	(1,185)	(5,621)
Recoveries	9,038	207	3,664	1,607	279	3,281
Balance at end of period	$129,572	12,436	65,773	37,823	7,572	5,968

	Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	2,284	640	(696)	3,030	(480)	(210)
Charge-offs	(7,002)	(985)	(1,920)	(2,322)	(809)	(966)
Recoveries	4,662	92	2,694	926	324	626
Balance at end of period	$129,697	14,427	67,877	32,525	8,998	5,870

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,351	14,067	70,332	28,630	9,299	8,023
Provision for loan losses	1,912	716	(2,877)	3,708	1,254	(889)
Charge-offs	(7,603)	(431)	(1,802)	(3,058)	(1,038)	(1,274)
Recoveries	5,093	328	2,146	1,611	448	560
Balance at end of period	$129,753	14,680	67,799	30,891	9,963	6,420

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$6,881	856	922	4,419	296	388
Collectively evaluated for impairment	122,691	11,580	64,851	33,404	7,276	5,580
Total allowance for loan and lease losses	$129,572	12,436	65,773	37,823	7,572	5,968
Loans receivable
Individually evaluated for impairment	$130,263	11,612	85,634	23,950	5,934	3,133
Collectively evaluated for impairment	5,554,200	662,735	2,904,507	1,318,300	428,840	239,818
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$8,124	782	1,629	5,277	64	372
Collectively evaluated for impairment	121,573	13,645	66,248	27,248	8,934	5,498
Total allowance for loan and lease losses	$129,697	14,427	67,877	32,525	8,998	5,870
Loans receivable
Individually evaluated for impairment	$140,773	20,767	85,845	23,874	6,493	3,794
Collectively evaluated for impairment	4,937,908	668,145	2,548,108	1,075,690	414,408	231,557
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2016 and 2015. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2016.

At December 31, 2016, the Company had $3,585,328,000 in variable rate loans and $2,099,135,000 in fixed rate loans. At December 31, 2016, the Company had loans of $3,242,380,000 pledged as collateral for FHLB advances and FRB discount window. There were no significant purchases or sales of portfolio loans during 2016, 2015 and 2014.

Note 3. Loans Receivable, Net (continued)

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2016 and 2015 was $58,438,000 and $53,233,000, respectively. During 2016, new loans to such related parties were $10,272,000, repayments were $9,172,000 and the effect of changes in composition of related parties was $4,105,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$22,128	2,759	9,129	8,814	334	1,092
Unpaid principal balance	22,374	2,825	9,130	8,929	345	1,145
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	26,745	4,942	10,441	9,840	257	1,265
Loans without a specific valuation allowance
Recorded balance	$108,135	8,853	76,505	15,136	5,600	2,041
Unpaid principal balance	131,059	9,925	94,180	17,724	7,120	2,110
Average balance	108,827	12,858	72,323	15,537	6,004	2,105
Total
Recorded balance	$130,263	11,612	85,634	23,950	5,934	3,133
Unpaid principal balance	153,433	12,750	103,310	26,653	7,465	3,255
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	135,572	17,800	82,764	25,377	6,261	3,370

	At or for the Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$34,683	8,253	12,554	11,923	102	1,851
Unpaid principal balance	36,157	9,198	12,581	12,335	109	1,934
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	36,176	6,393	15,827	11,768	426	1,762
Loans without a specific valuation allowance
Recorded balance	$106,090	12,514	73,291	11,951	6,391	1,943
Unpaid principal balance	132,718	13,969	94,028	15,539	7,153	2,029
Average balance	116,356	13,615	78,684	15,479	6,350	2,228
Total
Recorded balance	$140,773	20,767	85,845	23,874	6,493	3,794
Unpaid principal balance	168,875	23,167	106,609	27,874	7,262	3,963
Specific valuation allowance	8,124	782	1,629	5,277	64	372
Average balance	152,532	20,008	94,511	27,247	6,776	3,990

Interest income recognized on impaired loans for the years ended December 31, 2016, 2015, and 2014 was not significant.

Note 3. Loans Receivable, Net (continued)

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,599	6,338	5,079	5,388	2,439	1,355
Accruing loans 60-89 days past due	5,018	1,398	754	1,352	844	670
Accruing loans 90 days or more past due	1,099	266	145	283	191	214
Non-accrual loans	49,332	4,528	30,216	8,817	5,240	531
Total past due and non-accrual loans	76,048	12,530	36,194	15,840	8,714	2,770
Current loans receivable	5,608,415	661,817	2,953,947	1,326,410	426,060	240,181
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

	December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,801	4,895	4,393	3,564	1,601	1,348
Accruing loans 60-89 days past due	3,612	961	1,841	286	280	244
Accruing loans 90 days or more past due	2,131	—	231	1,820	15	65
Non-accrual loans	51,133	8,073	28,819	7,691	6,022	528
Total past due and non-accrual loans	72,677	13,929	35,284	13,361	7,918	2,185
Current loans receivable	5,006,004	674,983	2,598,669	1,086,203	412,983	233,166
Total loans receivable	$5,078,681	688,912	2,633,953	1,099,564	420,901	235,351

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $2,364,000, $2,471,000, and $3,005,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	34	—	10	21	3	—
Pre-modification recorded balance	$22,907	—	8,454	14,183	270	—
Post-modification recorded balance	$22,848	—	8,415	14,166	267	—
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$6	—	—	6	—	—

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	64	3	25	22	1	13
Pre-modification recorded balance	$22,316	2,259	8,877	10,545	137	498
Post-modification recorded balance	$23,110	2,203	9,927	10,325	157	498
TDRs that subsequently defaulted
Number of loans	7	1	1	4	—	1
Recorded balance	$2,556	1,947	78	529	—	2

	Year ended December 31, 2014
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	51	—	18	24	6	3
Pre-modification recorded balance	$37,781	—	21,760	12,522	3,385	114
Post-modification recorded balance	$37,075	—	21,803	11,884	3,274	114
TDRs that subsequently defaulted
Number of loans	5	—	2	1	2	—
Recorded balance	$4,453	—	927	693	2,833	—

The modifications for the TDRs that occurred during the years ended December 31, 2016, 2015 and 2014 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $5,331,000, $8,893,000 and $12,674,000 for the years ended December 31, 2016, 2015 and 2014, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate for the year ended December 31, 2016 and in commercial real estate for the years ended December 31, 2015 and 2014. At December 31, 2016 and 2015, the Company had $1,770,000 and $3,253,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2016 and 2015, the Company had $2,699,000 and $1,496,000, respectively, of OREO secured by residential real estate properties.

There were $4,785,000 and $2,803,000 of additional unfunded commitments on TDRs outstanding at December 31, 2016 and 2015, respectively. The amount of charge-offs on TDRs during 2016, 2015 and 2014 was $557,000, $1,310,000 and $1,361,000, respectively.

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Land	$29,648	30,108
Office buildings and construction in progress	173,886	187,787
Furniture, fixtures and equipment	84,559	78,803
Leasehold improvements	7,853	8,028
Accumulated depreciation	(119,748)	(110,696)
Net premises and equipment	$176,198	194,030

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $15,294,000, $14,365,000, and $12,108,000, respectively.

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2016, 2015, and 2014 was $3,255,000, $3,137,000, and $2,786,000, respectively. Amortization of building capital lease assets is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2016, 2015, and 2014 was $153,000, $150,000, and $146,000, respectively.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2016 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2017	$92	2,387	2,479
2018	92	2,146	2,238
2019	92	1,960	2,052
2020	92	1,548	1,640
2021	11	1,111	1,122
Thereafter	—	3,905	3,905
Total minimum lease payments	379	13,057	13,436
Less: Amount representing interest	44
Present value of minimum lease payments	335
Less: Current portion of obligations under capital leases	75
Long-term portion of obligations under capital leases	$260

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Gross carrying value	$34,742	38,527	32,056
Accumulated amortization	(22,395)	(23,972)	(21,156)
Net carrying value	$12,347	14,555	10,900
Aggregate amortization expense	$2,970	2,964	2,811
Weighted-average amortization period	9.6 years
Estimated amortization expense for the years ending December 31,
2017	$2,161
2018	1,718
2019	1,618
2020	1,557
2021	1,497

Core deposit intangibles increased $762,000, $6,619,000 and $4,199,000 during 2016, 2015 and 2014, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 22.

The following table discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net carrying value at beginning of period	$140,638	129,706	129,706
Acquisitions	6,415	10,932	—
Net carrying value at end of period	$147,053	140,638	129,706

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Gross carrying value	$187,212	180,797
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$147,053	140,638
__________
1 A goodwill impairment charge was recognized in 2011 and was due to high levels of volatility and dislocation in bank stock prices nationwide.

Note 5. Other Intangible Assets and Goodwill (continued)

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2016 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2016 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2016. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

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

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Loans receivable	$36,950	57,126
Premises and equipment, net	—	13,503
Accrued interest receivable	120	117
Other assets	1,984	1,429
Total assets	$39,054	72,175
Liabilities
Other borrowed funds	$4,105	6,195
Accrued interest payable	2	9
Other liabilities	27	139
Total liabilities	$4,134	6,343

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships with carrying values of $7,282,000 as of December 31, 2016. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $19,933,000 at December 31, 2016, and the Company expects to fulfill the majority of these commitments during 2017. There were no impairment losses on the Company’s LIHTC investments during the year ended December 31, 2016.

The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the periods presented. Amortization expense is recognized as a component of income tax expense.

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Amortization expense	$1,079	1,175	1,270
Tax credits and other tax benefits recognized	436	377	419

The Company also owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, and First Company Statutory Trust 2003. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition. For additional information on the Company’s investments in trust subsidiaries, see Note 9.

Note 7. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance limit of $250,000 at December 31, 2016 and 2015 were $254,611,000 and $258,573,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2017	$644,881
2018	149,557
2019	69,782
2020	39,756
2021	44,159
Thereafter	579
$948,714

The Company reclassified $3,618,000 and $2,966,000 of overdraft demand deposits to loans as of December 31, 2016 and 2015, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2016 and 2015 was $27,977,000 and $21,818,000, respectively.

Note 8. Borrowings

The Company’s repurchase agreements totaled $473,650,000 and $423,414,000 at December 31, 2016 and 2015, respectively, and are secured by investment securities with carrying values of $472,239,000 and $446,838,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Mortgage-backed securities	$473,007	643	473,650

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government sponsored enterprises	$12,507	—	12,507
Mortgage-backed securities	408,460	2,447	410,907
Total	$420,967	2,447	423,414

Note 8. Borrowings (continued)

The Company’s FHLB advances bear a fixed rate of interest and are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by specifically pledged loans and investment securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$41,099	0.84%	$185,091	1.02%
Maturing one year through two years	70,983	1.42%	179	4.19%
Maturing two years through three years	927	2.16%	70,597	1.01%
Maturing three years through four years	1,728	3.66%	167	3.79%
Maturing four years through five years	135,000	3.08%	945	4.98%
Thereafter	2,012	5.33%	137,152	3.12%
Total	$251,749	2.27%	$394,131	1.76%

With respect to $155,000,000 of FHLB advances at December 31, 2016, FHLB holds put options that will be exercised on the quarterly measurement date when 3-month LIBOR is 8 percent or greater. The FHLB put option maturities range from 2018 to 2021 and the interest rates range from 2.73 percent to 3.43 percent.

The Company’s remaining borrowings consisted of capital lease obligations and other debt obligations through consolidation of certain VIEs. At December 31, 2016, the Company had $255,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

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

For regulatory capital purposes, the FRB has allowed bank holding companies to continue to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) require the FRB to exclude trust preferred securities from Tier 1 capital, but a permanent grandfather provision applicable to the Company permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature, even after the Company’s total assets exceed $15 billion. All of the Company’s trust preferred securities qualified as Tier 1 capital instruments at December 31, 2016. For additional information on regulatory capital, see Note 11.

Note 9. Subordinated Debentures (continued)

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2016		Variable Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
First Company Statutory Trust 2001	$3,207	4.187%	3 mo LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,361	4.247%	3 mo LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	3.630%	3 mo LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	3.643%	3 mo LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	2.170%	3 mo LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	2.533%	3 mo LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,864	2.751%	3 mo LIBOR plus 1.82%	03/01/2037
	$125,991

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

The Company’s interest rate swap derivative financial instruments as of December 31, 2016 are as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the years ended December 31, 2016, 2015 and 2014. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $8,035,000, $5,695,000 and $1,066,000 during 2016, 2015 and 2014, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $5,558,000 of the unrealized loss reported in other comprehensive income at December 31, 2016 to be reclassified to interest expense during the next twelve months.

Note 10. Derivatives and Hedging Activities (continued)

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$(1,643)	(7,857)	(19,557)
Amount of loss reclassified from OCI to interest expense	(6,417)	(5,025)	(993)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$14,725	—	14,725	19,499	—	19,499

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $29,585,000 at December 31, 2016. There was $0 collateral pledged from the counterparty to the Company as of December 31, 2016. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 11. Regulatory Capital

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. Under Basel III, the Company must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2016 is 0.625%. In connection with the adoption of Basel III, the Company elected to opt-out of the requirement to include most components of accumulated other comprehensive income. As of December 31, 2016, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Note 11. Regulatory Capital (continued)

At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2016 that management believes have changed the Company’s or Bank’s risk-based capital category.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2016
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,179,673	16.38%	$576,092	8.00%	N/A	N/A
Glacier Bank	1,131,949	15.76%	574,658	8.00%	$718,323	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$1,089,142	15.12%	$432,069	6.00%	N/A	N/A
Glacier Bank	1,041,640	14.50%	430,994	6.00%	$574,658	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$966,701	13.42%	$324,052	4.50%	N/A	N/A
Glacier	1,041,640	14.50%	323,245	4.50%	$466,910	6.50%
Tier 1 capital (to average assets)
Consolidated	$1,089,142	11.90%	$365,994	4.00%	N/A	N/A
Glacier Bank	1,041,640	11.45%	363,945	4.00%	$454,932	5.00%

	December 31, 2015
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,131,460	17.17%	$527,160	8.00%	N/A	N/A
Glacier Bank	1,093,669	16.66%	525,228	8.00%	$656,535	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$1,048,505	15.91%	$395,370	6.00%	N/A	N/A
Glacier Bank	1,010,981	15.40%	393,921	6.00%	$525,228	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$926,523	14.06%	$296,528	4.50%	N/A	N/A
Glacier	1,010,981	15.40%	295,441	4.50%	$426,748	6.50%
Tier 1 capital (to average assets)
Consolidated	$1,048,505	12.01%	$349,066	4.00%	N/A	N/A
Glacier Bank	1,010,981	11.66%	346,715	4.00%	$433,394	5.00%
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

Note 12. Stock-based Compensation Plan

The Company has two stock-based compensation plans in effect at December 31, 2016. The 2005 Stock Incentive Plan expired in April 2015, but still has non-vested restricted stock awards at December 31, 2016. The 2015 Stock Incentive Plan provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2016, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 2,352,608.

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

Compensation expense related to restricted stock awards for the years ended December 31, 2016, 2015 and 2014 was $2,870,000, $2,470,000 and $1,603,000, respectively, and the recognized income tax benefit related to this expense was $1,112,000, $957,000 and $622,000. As of December 31, 2016, total unrecognized compensation expense of $3,174,000 related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $2,624,000, $1,761,000 and $953,000, respectively, and the income tax benefit related to these awards was $1,053,000, $795,000 and $532,000, respectively. Upon vesting of restricted stock awards, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock award activity for the year ended December 31, 2016:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2015	205,989	$24.24
Granted	134,329	23.38
Vested	(115,070)	22.80
Forfeited	(2,516)	24.52
Non-vested at December 31, 2016	222,732	24.46

The average remaining contractual term on non-vested restricted stock awards at December 31, 2016 is eleven months. The aggregate intrinsic value of the non-vested restricted stock awards at December 31, 2016 was $8,070,000.

Note 13. Employee Benefit Plans

The Company provides its qualified employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and supplemental executive retirement plan. The Company has elected to self-insure certain costs related to employee health, dental and vision benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an individual claim basis for the employee health benefit programs.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2016, 2015, and 2014 was $9,041,000, $8,017,000 and $7,107,000 respectively.

The 401(k) plan allows eligible employees to contribute up to 60 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2016, 2015 and 2014 was $2,946,000, $2,629,000, and $2,246,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plans was $967,000, $720,000, and $591,000, for the years ending December 31, 2016, 2015, and 2014, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2016, 2015, and 2014 for the plans was $431,000, $386,000 and $369,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2016 and 2015, the liability related to the obligations was $11,273,000 and $11,971,000, respectively, and was included in other liabilities. The total earnings for the years ended December 31, 2016, 2015, and 2014 for the acquired plans was insignificant.

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2016, 2015 and 2014 was $299,000, $224,000, and $151,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2016, 2015, and 2014 for this plan was $85,000, $69,000, and $59,000, respectively.

Note 14. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Debit card expenses	$8,479	6,153	5,802
Consulting and outside services	6,080	5,525	4,179
Telephone	3,867	3,353	2,911
Loan expenses	3,611	2,824	2,513
Employee expenses	3,611	2,508	2,156
Checking and operating expenses	2,942	3,554	3,517
Printing and supplies	2,807	3,530	3,547
Postage	2,789	3,716	3,391
VIE write-downs and other expenses	2,702	4,528	4,231
Business development	1,847	1,526	1,401
Accounting and audit fees	1,674	1,401	1,393
Legal fees	1,391	1,082	1,455
ATM expenses	900	1,082	1,268
Other	4,460	3,983	3,884
Total other expenses	$47,160	44,765	41,648

Note 15. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Current
Federal	$30,461	28,705	21,860
State	9,283	9,374	8,118
Total current income tax expense	39,744	38,079	29,978
Deferred [1]
Federal	(70)	(3,451)	5,016
State	(12)	(629)	915
Total deferred income tax (benefit) expense	(82)	(4,080)	5,931
Total income tax expense	$39,662	33,999	35,909
__________

[1]	Includes tax benefit of operating loss carryforwards of $571,000, $391,000 and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 15. Federal and State Income Taxes (continued)

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended
	December 31, 2016	December 31, 2015	December 31, 2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.8%	3.7%	4.0%
Tax-exempt interest income	(12.2)%	(12.6)%	(11.5)%
Tax credits	(2.1)%	(3.0)%	(2.8)%
Other, net	0.2%	(0.5)%	(0.5)%
Effective tax rate	24.7%	22.6%	24.2%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Deferred tax assets
Allowance for loan and lease losses	$50,172	50,123
Deferred compensation	8,320	8,166
Other real estate owned	8,309	8,380
Interest rate swap agreements	5,705	7,554
Acquisition fair market value adjustments	4,763	5,842
Net operating loss carryforwards	4,737	3,590
Employee benefits	3,927	3,165
Other	5,569	5,433
Total gross deferred tax assets	91,502	92,253
Deferred tax liabilities
Deferred loan costs	(8,061)	(7,427)
Intangibles	(5,477)	(6,272)
FHLB stock dividends	(3,976)	(4,601)
Depreciation of premises and equipment	(3,111)	(2,376)
Available-for-sale securities	(1,036)	(8,812)
Other	(2,720)	(4,290)
Total gross deferred tax liabilities	(24,381)	(33,778)
Net deferred tax asset	$67,121	58,475

The Company has federal net operating loss carryforwards of $11,934,000 expiring between 2030 and 2035. The Company has Colorado net operating loss carryforwards of $14,986,000 expiring between 2031 and 2032. The net operating loss carryforwards originated from bank acquisitions. The Company has federal tax credit carryforwards with no expiration dates of $411,000.

Note 15. Federal and State Income Taxes (continued)

The Company and the Bank file consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Colorado and Utah. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2016:

Years ended December 31,
Federal	2013, 2014 and 2015
Montana	2013, 2014 and 2015
Idaho	2013, 2014 and 2015
Colorado	2012, 2013, 2014 and 2015
Utah	2013, 2014 and 2015

The Company had no unrecognized income tax benefits as of December 31, 2016 and 2015. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2016, 2015, and 2014 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2016 and 2015.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2016 and 2015. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Retained earnings at December 31, 2016 includes $3,600,000 for which no provision for federal income tax has been made. This amount represents the base year reserve for bad debts, which is essentially an allocation of earnings to pre-1988 bad debt deductions for federal income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this bad debt reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes in its business or operations which would result in a recapture of this reserve for bad debts for federal income tax purposes.

Note 16. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2013	$8,485	1,160	9,645
Other comprehensive income (loss) before reclassifications	19,335	(11,969)	7,366
Amounts reclassified from accumulated other comprehensive income	125	608	733
Net current period other comprehensive income (loss)	19,460	(11,361)	8,099
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive loss before reclassifications	(13,968)	(4,823)	(18,791)
Amounts reclassified from accumulated other comprehensive income	(42)	3,078	3,036
Net current period other comprehensive loss	(14,010)	(1,745)	(15,755)
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive loss before reclassifications	(13,113)	(1,006)	(14,119)
Amounts reclassified from accumulated other comprehensive income	817	3,931	4,748
Net current period other comprehensive (loss) income	(12,296)	2,925	(9,371)
Balance at December 31, 2016	$1,639	(9,021)	(7,382)

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014
Net income available to common stockholders, basic and diluted	$121,131	116,127	112,755
Average outstanding shares - basic	76,278,463	75,542,455	74,641,957
Add: dilutive restricted stock awards	63,373	53,126	45,358
Average outstanding shares - diluted	76,341,836	75,595,581	74,687,315
Basic earnings per share	$1.59	1.54	1.51
Diluted earnings per share	$1.59	1.54	1.51

There were no restricted stock awards excluded from the diluted average outstanding share calculation for the years ended December 31, 2016, 2015, and 2014. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash on hand and in banks	$5,906	1,854
Interest bearing cash deposits	57,700	46,808
Cash and cash equivalents	63,606	48,662
Investment securities, available-for-sale	36	65
Other assets	10,764	11,553
Investment in subsidiaries	1,201,667	1,175,844
Total assets	$1,276,073	1,236,124
Liabilities and Stockholders’ Equity
Dividends payable	$23,137	22,893
Subordinated debentures	125,991	125,848
Other liabilities	10,076	10,733
Total liabilities	159,204	159,474
Common stock	765	761
Paid-in capital	749,107	736,368
Retained earnings	374,379	337,532
Accumulated other comprehensive (loss) income	(7,382)	1,989
Total stockholders’ equity	1,116,869	1,076,650
Total liabilities and stockholders’ equity	$1,276,073	1,236,124

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Income
Dividends from subsidiaries	$108,350	109,000	78,500
Intercompany charges for services	12,248	10,562	9,283
Other income	311	196	199
Total income	120,909	119,758	87,982
Expenses
Compensation and employee benefits	15,665	13,205	10,773
Other operating expenses	7,701	7,313	6,824
Total expenses	23,366	20,518	17,597
Income before income tax benefit and equity in undistributed net income of subsidiaries	97,543	99,240	70,385
Income tax benefit	4,040	3,105	2,919
Income before equity in undistributed net income of subsidiaries	101,583	102,345	73,304
Equity in undistributed net income of subsidiaries	19,548	13,782	39,451
Net Income	$121,131	116,127	112,755
Comprehensive Income	$111,760	100,372	120,854

Note 18. Parent Holding Company Information (Condensed) (continued)

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Operating Activities
Net income	$121,131	116,127	112,755
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(19,548)	(13,782)	(39,451)
Excess tax benefits from stock-based compensation	(8)	(102)	(138)
Net change in other assets and other liabilities	507	307	140
Net cash provided by operating activities	102,082	102,550	73,306
Investing Activities
Net decrease (increase) of premises and equipment	771	(1,405)	(179)
Net sale (purchase) of non-marketable equity securities	55	22	(667)
Equity contributions to subsidiaries	(3,475)	(28,457)	(18,115)
Net cash used in by investing activities	(2,649)	(29,840)	(18,961)
Financing Activities
Net increase in other borrowed funds	143	143	143
Cash dividends paid	(84,040)	(79,456)	(50,944)
Excess tax benefits from stock-based compensation	8	102	138
Stock-based compensation activity	(600)	17	785
Net cash used in financing activities	(84,489)	(79,194)	(49,878)
Net increase (decrease) in cash and cash equivalents	14,944	(6,484)	4,467
Cash and cash equivalents at beginning of year	48,662	55,146	50,679
Cash and cash equivalents at end of year	$63,606	48,662	55,146

Note 19. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2016
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$84,381	86,069	85,944	87,759
Interest expense	7,675	7,424	7,318	7,214
Net interest income	76,706	78,645	78,626	80,545
Provision for loan losses	568	—	626	1,139
Net interest income after provision for loan losses	76,138	78,645	78,000	79,406
Non-interest income	24,252	26,759	28,293	28,014
Non-interest expense	62,356	64,461	65,180	66,717
Income before income taxes	38,034	40,943	41,113	40,703
Federal and state income tax expense	9,352	10,492	10,156	9,662
Net income	$28,682	30,451	30,957	31,041
Basic earnings per share	$0.38	0.40	0.40	0.41
Diluted earnings per share	$0.38	0.40	0.40	0.41

	Quarters ended 2015
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$77,486	78,617	80,367	83,211
Interest expense	7,382	7,369	7,309	7,215
Net interest income	70,104	71,248	73,058	75,996
Provision for loan losses	765	282	826	411
Net interest income after provision for loan losses	69,339	70,966	72,232	75,585
Non-interest income	22,693	25,802	25,799	24,467
Non-interest expense	55,497	59,945	59,112	62,203
Income before income taxes	36,535	36,823	38,919	37,849
Federal and state income tax expense	8,865	7,488	9,305	8,341
Net income	$27,670	29,335	29,614	29,508
Basic earnings per share	$0.37	0.39	0.39	0.39
Diluted earnings per share	$0.37	0.39	0.39	0.39

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2016 and 2015.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2016.

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

Note 20. Fair Value of Assets and Liabilities (continued)

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$39,407	—	39,407	—
U.S. government sponsored enterprises	19,570	—	19,570	—
State and local governments	786,373	—	786,373	—
Corporate bonds	471,951	—	471,951	—
Mortgage-backed securities	1,108,176	—	1,108,176	—
Total assets measured at fair value on a recurring basis	$2,425,477	—	2,425,477	—
Interest rate swaps	$14,725	—	14,725	—
Total liabilities measured at fair value on a recurring basis	$14,725	—	14,725	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$47,451	—	47,451	—
U.S. government sponsored enterprises	93,167	—	93,167	—
State and local governments	885,019	—	885,019	—
Corporate bonds	384,163	—	384,163	—
Mortgage-backed securities	1,200,960	—	1,200,960	—
Total assets measured at fair value on a recurring basis	$2,610,760	—	2,610,760	—
Interest rate swaps	$19,499	—	19,499	—
Total liabilities measured at fair value on a recurring basis	$19,499	—	19,499	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2016.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,839	—	—	7,839
Collateral-dependent impaired loans, net of ALLL	5,664	—	—	5,664
Total assets measured at fair value on a non-recurring basis	$13,503	—	—	13,503

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,609	—	—	7,609
Collateral-dependent impaired loans, net of ALLL	12,938	—	—	12,938
Total assets measured at fair value on a non-recurring basis	$20,547	—	—	20,547

Note 20. Fair Value of Assets and Liabilities (continued)

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$7,767	Sales comparison approach	Selling costs	6.0% - 10.0% (6.9%)
			Adjustment to comparables	0.0% - 10.0% (0.1%)
	72	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	10.0% - 10.0% (10.0%)
$7,839
Collateral-dependent impaired loans, net of ALLL	$110	Cost approach	Selling costs	6.0% - 20.0% (6.6%)
	1,982	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	3,572	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$5,664

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$4,067	Sales comparison approach	Selling costs	7.0% - 10.0% (7.9%)
	3,542	Combined approach	Selling costs	8.0% - 8.0% (8.0%)
$7,609
Collateral-dependent impaired loans, net of ALLL	$162	Cost approach	Selling costs	0.0% - 20.0% (6.1%)
	9,465	Sales comparison approach	Selling costs	8.0% - 20.0% (8.9%)
			Adjustment to comparables	0.0% - 5.0% (0.0%)
	3,311	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

Note 20. Fair Value of Assets and Liabilities (continued)

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$152,541	152,541	—	—
Investment securities, available-for-sale	2,425,477	—	2,425,477	—
Investment securities, held-to-maturity	675,674	—	689,089	—
Loans held for sale	72,927	72,927	—	—
Loans receivable, net of ALLL	5,554,891	—	5,380,286	123,382
Accrued interest receivable	45,832	45,832	—	—
Non-marketable equity securities	25,550	—	25,550	—
Total financial assets	$8,952,892	271,300	8,520,402	123,382
Financial liabilities
Deposits	$7,372,279	6,090,879	1,283,532	—
FHLB advances	251,749	—	257,643	—
Repurchase agreements and other borrowed funds	478,090	—	478,090	—
Subordinated debentures	125,991	—	85,557	—
Accrued interest payable	3,584	3,584	—	—
Interest rate swaps	14,725	—	14,725	—
Total financial liabilities	$8,246,418	6,094,463	2,119,547	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$193,253	193,253	—	—
Investment securities, available-for-sale	2,610,760	—	2,610,760	—
Investment securities, held-to-maturity	702,072	—	729,513	—
Loans held for sale	56,514	56,514	—	—
Loans receivable, net of ALLL	4,948,984	—	4,851,934	132,649
Accrued interest receivable	44,524	44,524	—	—
Non-marketable equity securities	27,495	—	27,495	—
Total financial assets	$8,583,602	294,291	8,219,702	132,649
Financial liabilities
Deposits	$6,945,008	5,654,638	1,293,506	—
FHLB advances	394,131	—	401,530	—
Repurchase agreements and other borrowed funds	430,016	—	430,016	—
Subordinated debentures	125,848	—	81,840	—
Accrued interest payable	3,517	3,517	—	—
Interest rate swaps	19,499	—	19,499	—
Total financial liabilities	$7,918,019	5,658,155	2,226,391	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commitments to extend credit	$1,325,236	1,240,923
Letters of credit	26,162	22,415
Total outstanding commitments	$1,351,398	1,263,338

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

Note 22. Mergers and Acquisitions (continued)

The assets and liabilities of TSB, Cañon and CB were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the August 31, 2016, October 31, 2015 and February 28, 2015 acquisition dates, respectively, and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the TSB, Cañon and CB acquisitions:

	TSB	Cañon	CB
(Dollars in thousands)	August 31, 2016	October 31, 2015	February 28, 2015
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$10,465	$15,163	10,776
Cash consideration for outstanding shares	3,475	16,145	12,219
Contingent consideration	—	—	—
Total fair value of consideration transferred	13,940	31,308	22,995
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	10,176	17,860	31,931
Investment securities	—	68,486	42,350
Loans receivable	51,875	159,759	84,689
Core deposit intangible [1]	762	4,532	2,087
Accrued income and other assets	6,937	9,689	13,580
Total identifiable assets acquired	69,750	260,326	174,637
Liabilities assumed
Deposits	58,364	237,326	146,820
FHLB advances and repurchase agreements	3,260	—	3,292
Accrued expenses and other liabilities	601	1,487	2,667
Total liabilities assumed	62,225	238,813	152,779
Total identifiable net assets	7,525	21,513	21,858
Goodwill recognized	$6,415	$9,795	1,137
________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.

Note 22. Mergers and Acquisitions (continued)

The fair value of the TSB, Cañon and CB assets acquired includes loans with fair values of $51,875,000, $159,759,000 and $84,689,000, respectively. The gross principal and contractual interest due under the TSB, Cañon and CB contracts is $54,819,000, $164,568,000 and $88,817,000, respectively. The Company evaluated the principal and contractual interest due at each of the acquisition dates and determined that insignificant amounts were not expected to be collectible.

The Company incurred $456,000 of third-party acquisition-related costs in connection with the TSB acquisition during the year ended December 31, 2016. The Company incurred $707,000 and $1,605,000, respectively, of Cañon and CB third-party acquisition-related costs during the year ended December 31, 2015. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of TSB was approximately $1,800,000 and the net income was approximately $897,000 from August 31, 2016 to December 31, 2016. Total income consisting of net interest income and non-interest income of the acquired operations of Cañon was approximately $2,606,000 and net income was approximately $563,000 from October 31, 2015 to December 31, 2015. Total income consisting of net interest income and non-interest income of the acquired operations of CB was approximately $7,492,000 and net income was approximately $1,808,000 from February 28, 2015 to December 31, 2015.

The following unaudited pro forma summary presents consolidated information of the Company as if the TSB acquisition had occurred on January 1, 2015:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
Net interest income and non-interest income	$424,242	392,252
Net income	120,929	116,577

The following unaudited pro forma summary presents consolidated information of the Company as if the Cañon and CB acquisition had occurred on January 1, 2014:

	Years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
Net interest income and non-interest income	$401,140	383,387
Net income	115,613	115,899

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2016, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers who are not Directors” of the Company’s 2017 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(i)	Amended and Restated Articles of Incorporation [1]
3(ii)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [2]
10(b) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [2]
10(c) *	2005 Stock Incentive Plan and related agreements [3]
10(d) *	2015 Stock Incentive Plan and related agreements [4]
10(e) *	Employment Agreement effective January 1, 2017 between the Company and Ron J. Copher [5]
10(f) *	Employment Agreement effective January 1, 2017 between the Company and Don Chery [5]
10(g) *	Employment Agreement dated June 18, 2015 between the Company and Randall Chesler [6]
10(h) *	Nonemployee Service Provider Deferred Compensation Plan [7]
14	Code of Ethics
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition; 2) the Consolidated Statements of Operations; 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income; 4) the Consolidated Statements of Cash Flows; and 5) the Notes to Consolidated Financial Statements.

__________

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 10(c) and 10(d) included in the Company’s Form 10-K for the year ended December 31, 2008.

[3]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-125024).

[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-204023).

[5]	Incorporated by reference to Exhibits 10.1 and 10.2 included in the Company’s Form 8-K filed by the Company on January 4, 2017.

[6]	Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on June 22, 2015.
7    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on October 31, 2012.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Dallas I. Herron	Chairman
Dallas I. Herron

/s/ Michael J. Blodnick	Director
Michael J. Blodnick

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ Mark J. Semmens	Director
Mark J. Semmens