Form 10-Q
period 2017-03-31
GLACIER BANCORP INC
filed 2017-05-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-18911
____________________________________________________________
GLACIER BANCORP, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

MONTANA	81-0519541
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

49 Commons Loop, Kalispell, Montana	59901
(Address of principal executive offices)	(Zip Code)
(406) 756-4200
Registrant’s telephone number, including area code
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
____________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 17, 2017 was 76,619,952. No preferred shares are issued or outstanding.

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
SEC – United States Securities and Exchange Commission
TDR – troubled debt restructuring
TSB – Treasure State Bank
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
Assets
Cash on hand and in banks	$124,501	135,268
Federal funds sold	190	—
Interest bearing cash deposits	109,313	17,273
Cash and cash equivalents	234,004	152,541
Investment securities, available-for-sale	2,314,521	2,425,477
Investment securities, held-to-maturity	667,388	675,674
Total investment securities	2,981,909	3,101,151
Loans held for sale	25,649	72,927
Loans receivable	5,876,974	5,684,463
Allowance for loan and lease losses	(129,226)	(129,572)
Loans receivable, net	5,747,748	5,554,891
Premises and equipment, net	175,283	176,198
Other real estate owned	17,771	20,954
Accrued interest receivable	48,043	45,832
Deferred tax asset	64,575	67,121
Core deposit intangible, net	11,746	12,347
Goodwill	147,053	147,053
Non-marketable equity securities	23,944	25,550
Other assets	76,183	74,035
Total assets	$9,553,908	9,450,600
Liabilities
Non-interest bearing deposits	$2,049,476	2,041,852
Interest bearing deposits	5,430,681	5,330,427
Securities sold under agreements to repurchase	497,187	473,650
Federal Home Loan Bank advances	211,627	251,749
Other borrowed funds	8,894	4,440
Subordinated debentures	126,027	125,991
Accrued interest payable	3,467	3,584
Other liabilities	91,309	102,038
Total liabilities	8,418,668	8,333,731
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	766	765
Paid-in capital	749,381	749,107
Retained earnings - substantially restricted	389,505	374,379
Accumulated other comprehensive loss	(4,412)	(7,382)
Total stockholders’ equity	1,135,240	1,116,869
Total liabilities and stockholders’ equity	$9,553,908	9,450,600
Number of common stock shares issued and outstanding	76,619,952	76,525,402

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2017	March 31, 2016
Interest Income
Investment securities	$21,939	23,883
Residential real estate loans	7,918	8,285
Commercial loans	49,970	44,503
Consumer and other loans	7,801	7,710
Total interest income	87,628	84,381
Interest Expense
Deposits	4,440	4,795
Securities sold under agreements to repurchase	382	318
Federal Home Loan Bank advances	1,510	1,652
Other borrowed funds	15	18
Subordinated debentures	1,019	892
Total interest expense	7,366	7,675
Net Interest Income	80,262	76,706
Provision for loan losses	1,598	568
Net interest income after provision for loan losses	78,664	76,138
Non-Interest Income
Service charges and other fees	15,633	14,681
Miscellaneous loan fees and charges	980	1,021
Gain on sale of loans	6,358	5,992
(Loss) gain on sale of investments	(100)	108
Other income	2,818	2,450
Total non-interest income	25,689	24,252
Non-Interest Expense
Compensation and employee benefits	39,246	36,941
Occupancy and equipment	6,646	6,676
Advertising and promotions	1,973	2,125
Data processing	3,124	3,373
Other real estate owned	273	390
Regulatory assessments and insurance	1,061	1,508
Core deposit intangibles amortization	601	797
Other expenses	10,420	10,546
Total non-interest expense	63,344	62,356
Income Before Income Taxes	41,009	38,034
Federal and state income tax expense	9,754	9,352
Net Income	$31,255	28,682
Basic earnings per share	$0.41	0.38
Diluted earnings per share	$0.41	0.38
Dividends declared per share	$0.21	0.20
Average outstanding shares - basic	76,572,116	76,126,251
Average outstanding shares - diluted	76,633,283	76,173,417

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Net Income	$31,255	28,682
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	3,113	13,598
Reclassification adjustment for losses (gains) included in net income	139	(61)
Net unrealized gains on available-for-sale securities	3,252	13,537
Tax effect	(1,260)	(5,244)
Net of tax amount	1,992	8,293
Unrealized gains (losses) on derivatives used for cash flow hedges	264	(9,928)
Reclassification adjustment for losses included in net income	1,332	1,829
Net unrealized gains (losses) on derivatives used for cash flow hedges	1,596	(8,099)
Tax effect	(618)	3,138
Net of tax amount	978	(4,961)
Total other comprehensive income, net of tax	2,970	3,332
Total Comprehensive Income	$34,225	32,014

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2017 and 2016

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income	—	—	—	28,682	3,332	32,014
Cash dividends declared ($0.20 per share)	—	—	—	(15,281)	—	(15,281)
Stock issuances under stock incentive plans	82,100	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	297	—	—	297
Balance at March 31, 2016	76,168,388	$762	736,664	350,933	5,321	1,093,680
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Comprehensive income	—	—	—	31,255	2,970	34,225
Cash dividends declared ($0.21 per share)	—	—	—	(16,129)	—	(16,129)
Stock issuances under stock incentive plans	94,550	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	275	—	—	275
Balance at March 31, 2017	76,619,952	$766	749,381	389,505	(4,412)	1,135,240

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Operating Activities
Net income	$31,255	28,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,598	568
Net amortization of investment securities premiums and discounts	5,830	6,594
Net accretion of purchase accounting adjustments	(1,394)	(1,774)
Loans held for sale originated or acquired	(171,110)	(179,471)
Proceeds from sales of loans held for sale	231,318	202,605
Gain on sale of loans	(6,358)	(5,992)
Loss (gain) on sale of investments	100	(108)
Bank-owned life insurance income, net	(315)	(257)
Stock-based compensation	1,722	828
Net tax benefits from stock-based compensation	(1,117)	(253)
Depreciation of premises and equipment	3,720	3,730
(Gain) loss on sale of other real estate owned and write-downs, net	(928)	52
Amortization of core deposit intangibles	601	797
Amortization of investments in variable interest entities	730	255
Net increase in accrued interest receivable	(2,211)	(2,839)
Net decrease (increase) in other assets	1,093	(98)
Net (decrease) increase in accrued interest payable	(117)	91
Net (decrease) increase in other liabilities	(660)	2,823
Net cash provided by operating activities	93,757	56,233
Investing Activities
Sales of available-for-sale securities	—	20,539
Maturities, prepayments and calls of available-for-sale securities	110,475	156,779
Purchases of available-for-sale securities	(1,701)	(163,654)
Maturities, prepayments and calls of held-to-maturity securities	7,790	11,155
Purchases of held-to-maturity securities	—	(1,223)
Principal collected on loans	420,744	347,869
Loans originated or acquired	(620,407)	(465,644)
Net increase of premises and equipment and other real estate owned	(2,805)	(2,726)
Proceeds from sale of other real estate owned	4,156	4,457
Proceeds from sale of non-marketable equity securities	18,206	27,896
Purchases of non-marketable equity securities	(16,600)	(24,599)
Proceeds from bank-owned life insurance	437	294
Investments in variable interest entities	(3,865)	—
Net cash used in investing activities	(83,570)	(88,857)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Financing Activities
Net increase in deposits	$107,888	71,218
Net increase in securities sold under agreements to repurchase	23,537	22,546
Net decrease in short-term Federal Home Loan Bank advances	(40,000)	(80,000)
Repayments of long-term Federal Home Loan Bank advances	(114)	(128)
Net increase in other borrowed funds	4,454	31
Cash dividends paid	(23,042)	(22,883)
Tax withholding payments for stock-based compensation	(1,447)	(552)
Net cash provided by (used in) financing activities	71,276	(9,768)
Net increase (decrease) in cash and cash equivalents	81,463	(42,392)
Cash and cash equivalents at beginning of period	152,541	193,253
Cash and cash equivalents at end of period	$234,004	150,861
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,483	7,584
Cash paid during the period for income taxes	70	—
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$345	474
Transfer of loans to other real estate owned	390	178
Dividends declared but not paid	16,224	15,281

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2017, the results of operations and comprehensive income for the three month periods ended March 31, 2017 and 2016, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2017 and 2016. The condensed consolidated statement of financial condition of the Company as of December 31, 2016 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results anticipated for the year ending December 31, 2017.

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

In August 2016, the Company completed its acquisition of Treasure State Bank (“TSB”), a community bank based in Missoula, Montana. The transaction was accounted for using the acquisition method, and its results of operations have been included in the Company’s consolidated financial statements as of the acquisition date.

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

Allowance for Loan and Lease Losses
Based upon management’s analysis of the Company’s loan portfolio, the balance of the ALLL is an estimate of probable credit losses known and inherent within the Bank’s loan portfolio as of the date of the consolidated financial statements. The ALLL is analyzed at the loan class level and is maintained within a range of estimated losses. Determining the adequacy of the ALLL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The determination of the ALLL and the related provision for loan losses is a critical accounting estimate that involves management’s judgments about known relevant internal and external environmental factors that affect loan losses. The balance of the ALLL is highly dependent upon management’s evaluations of borrowers’ current and prospective performance, appraisals and other variables affecting the quality of the loan portfolio. Individually significant loans and major lending areas are reviewed periodically to determine potential problems at an early date. Changes in management’s estimates and assumptions are reasonably possible and may have a material impact upon the Company’s consolidated financial statements, results of operations or capital.

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

Reclassifications
Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation.

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

In March 2017, FASB amended FASB ASC Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in the Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity should apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in state and local governments category. The Company is currently evaluating the amount of the premium associated with debt securities that will be impacted by the amendments and whether it will early adopt. The accounting policies and procedures will be modified after the Company has fully evaluated the standard, although, significant changes are not expected.

In January 2017, FASB amended FASB ASC Topic 350, Simplifying the Test for Goodwill. The amendments in the Update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 4.

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

In March 2016, FASB amended FASB ASC Topic 718, Compensation - Stock Compensation. The amendments in this Update address certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017. The amendments require entities to recognize all income tax effects related to share-based payment awards in the statement of operations when the awards vest or are settled. Previously, income tax benefits at the settlement of awards were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods. Such amounts are to be classified as an operating activity in the statement of cash flows instead of the prior accounting treatment, which required it to be classified as both an operating and a financing activity. The Company has elected to apply this classification change on a retrospective basis. Also in connection with the adoption of the Update, the Company has elected to change its accounting policy to recognize forfeitures as they occur. The requirement to report income tax effects in earnings has been applied to the settlement of awards on a prospective basis and the impact of applying the guidance reduced reported income tax expense for the three month period ended March 31, 2017 by $537,000, or approximately $0.01 per diluted common share. The implementation of the remaining provisions of the Update did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments will impact the Company in a few areas including requiring equity investments (with certain exclusions) to be measured at fair value with the changes recognized in net income, requirement to utilize an exit price when measuring the fair value of financial instruments, additional disclosures related to other comprehensive income, evaluation of a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets, and other disclosure changes. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material material effect on the Company’s financial position or results of operations since it does not have a material amount of equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. As of March 31, 2017, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above.

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

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$37,598	26	(208)	37,416
U.S. government sponsored enterprises	19,551	31	(46)	19,536
State and local governments	750,443	21,463	(9,739)	762,167
Corporate bonds	443,012	1,274	(585)	443,701
Residential mortgage-backed securities	954,072	2,959	(7,940)	949,091
Commercial mortgage-backed securities	103,918	26	(1,334)	102,610
Total available-for-sale	2,308,594	25,779	(19,852)	2,314,521
Held-to-maturity
State and local governments	667,388	21,125	(8,118)	680,395
Total held-to-maturity	667,388	21,125	(8,118)	680,395
Total investment securities	$2,975,982	46,904	(27,970)	2,994,916

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$39,554	15	(162)	39,407
U.S. government sponsored enterprises	19,557	55	(42)	19,570
State and local governments	775,395	20,941	(9,963)	786,373
Corporate bonds	471,569	1,175	(793)	471,951
Residential mortgage-backed securities	1,014,518	2,744	(9,747)	1,007,515
Commercial mortgage-backed securities	102,209	30	(1,578)	100,661
Total available-for-sale	2,422,802	24,960	(22,285)	2,425,477
Held-to-maturity
State and local governments	675,674	21,400	(7,985)	689,089
Total held-to-maturity	675,674	21,400	(7,985)	689,089
Total investment securities	$3,098,476	46,360	(30,270)	3,114,566

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2017. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$146,875	147,136	—	—
Due after one year through five years	393,309	394,219	593	605
Due after five years through ten years	204,217	207,961	57,405	58,611
Due after ten years	506,203	513,504	609,390	621,179
	1,250,604	1,262,820	667,388	680,395
Mortgage-backed securities [1]	1,057,990	1,051,701	—	—
Total	$2,308,594	2,314,521	667,388	680,395
__________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Available-for-sale
Proceeds from sales and calls of investment securities	$8,491	58,623
Gross realized gains [1]	10	800
Gross realized losses [1]	(149)	(739)
Held-to-maturity
Proceeds from calls of investment securities	7,790	11,155
Gross realized gains [1]	81	47
Gross realized losses [1]	(42)	—
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$4,527	(42)	22,972	(166)	27,499	(208)
U.S. government sponsored enterprises	6,048	(46)	—	—	6,048	(46)
State and local governments	208,261	(4,716)	78,082	(5,023)	286,343	(9,739)
Corporate bonds	142,028	(575)	6,128	(10)	148,156	(585)
Residential mortgage-backed securities	636,458	(7,670)	27,561	(270)	664,019	(7,940)
Commercial mortgage-backed securities	100,570	(1,334)	—	—	100,570	(1,334)
Total available-for-sale	$1,097,892	(14,383)	134,743	(5,469)	1,232,635	(19,852)
Held-to-maturity
State and local governments	$105,671	(1,644)	85,782	(6,474)	191,453	(8,118)
Total held-to-maturity	$105,671	(1,644)	85,782	(6,474)	191,453	(8,118)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,718	(24)	26,239	(138)	32,957	(162)
U.S. government sponsored enterprises	6,049	(42)	—	—	6,049	(42)
State and local governments	222,700	(4,949)	81,783	(5,014)	304,483	(9,963)
Corporate bonds	174,821	(774)	6,141	(19)	180,962	(793)
Residential mortgage-backed securities	688,811	(9,079)	29,957	(668)	718,768	(9,747)
Commercial mortgage-backed securities	89,298	(1,578)	—	—	89,298	(1,578)
Total available-for-sale	$1,188,397	(16,446)	144,120	(5,839)	1,332,517	(22,285)
Held-to-maturity
State and local governments	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)
Total held-to-maturity	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)

Based on an analysis of its investment securities with unrealized losses as of March 31, 2017 and December 31, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At March 31, 2017, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2017	December 31, 2016
Residential real estate loans	$685,458	674,347
Commercial loans
Real estate	3,056,372	2,990,141
Other commercial	1,462,110	1,342,250
Total	4,518,482	4,332,391
Consumer and other loans
Home equity	433,554	434,774
Other consumer	239,480	242,951
Total	673,034	677,725
Loans receivable [1]	5,876,974	5,684,463
Allowance for loan and lease losses	(129,226)	(129,572)
Loans receivable, net	$5,747,748	5,554,891
Weighted-average interest rate on loans (tax-equivalent)	4.73%	4.77%
__________

[1]	Includes net deferred fees, costs, premiums and discounts of $12,017,000 and $13,372,000 at March 31, 2017 and December 31, 2016, respectively.

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	1,598	(926)	(370)	1,621	129	1,144
Charge-offs	(4,229)	(22)	(888)	(471)	(96)	(2,752)
Recoveries	2,285	47	238	184	74	1,742
Balance at end of period	$129,226	11,535	64,753	39,157	7,679	6,102

	Three Months ended March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	568	(1,149)	(873)	3,720	(793)	(337)
Charge-offs	(1,163)	(100)	(253)	(324)	(229)	(257)
Recoveries	969	18	295	133	173	350
Balance at end of period	$130,071	13,196	67,046	36,054	8,149	5,626

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$6,787	245	545	5,047	551	399
Collectively evaluated for impairment	122,439	11,290	64,208	34,110	7,128	5,703
Total allowance for loan and lease losses	$129,226	11,535	64,753	39,157	7,679	6,102
Loans receivable
Individually evaluated for impairment	$135,086	13,048	85,452	27,050	6,449	3,087
Collectively evaluated for impairment	5,741,888	672,410	2,970,920	1,435,060	427,105	236,393
Total loans receivable	$5,876,974	685,458	3,056,372	1,462,110	433,554	239,480

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$6,881	856	922	4,419	296	388
Collectively evaluated for impairment	122,691	11,580	64,851	33,404	7,276	5,580
Total allowance for loan and lease losses	$129,572	12,436	65,773	37,823	7,572	5,968
Loans receivable
Individually evaluated for impairment	$130,263	11,612	85,634	23,950	5,934	3,133
Collectively evaluated for impairment	5,554,200	662,735	2,904,507	1,318,300	428,840	239,818
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three Months ended March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$19,877	2,891	5,279	10,053	546	1,108
Unpaid principal balance	20,139	2,955	5,285	10,190	559	1,150
Specific valuation allowance	6,787	245	545	5,047	551	399
Average balance	21,003	2,825	7,204	9,434	440	1,100
Loans without a specific valuation allowance
Recorded balance	$115,209	10,157	80,173	16,997	5,903	1,979
Unpaid principal balance	138,436	11,224	98,480	19,350	7,323	2,059
Average balance	111,672	9,505	78,339	16,067	5,751	2,010
Total
Recorded balance	$135,086	13,048	85,452	27,050	6,449	3,087
Unpaid principal balance	158,575	14,179	103,765	29,540	7,882	3,209
Specific valuation allowance	6,787	245	545	5,047	551	399
Average balance	132,675	12,330	85,543	25,501	6,191	3,110

	At or for the Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$22,128	2,759	9,129	8,814	334	1,092
Unpaid principal balance	22,374	2,825	9,130	8,929	345	1,145
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	26,745	4,942	10,441	9,840	257	1,265
Loans without a specific valuation allowance
Recorded balance	$108,135	8,853	76,505	15,136	5,600	2,041
Unpaid principal balance	131,059	9,925	94,180	17,724	7,120	2,110
Average balance	108,827	12,858	72,323	15,537	6,004	2,105
Total
Recorded balance	$130,263	11,612	85,634	23,950	5,934	3,133
Unpaid principal balance	153,433	12,750	103,310	26,653	7,465	3,255
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	135,572	17,800	82,764	25,377	6,261	3,370

Interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$27,122	5,255	11,294	7,657	1,555	1,361
Accruing loans 60-89 days past due	12,038	431	8,100	2,259	641	607
Accruing loans 90 days or more past due	3,028	—	203	2,441	336	48
Non-accrual loans	50,674	5,949	30,277	8,301	5,619	528
Total past due and non-accrual loans	92,862	11,635	49,874	20,658	8,151	2,544
Current loans receivable	5,784,112	673,823	3,006,498	1,441,452	425,403	236,936
Total loans receivable	$5,876,974	685,458	3,056,372	1,462,110	433,554	239,480

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,599	6,338	5,079	5,388	2,439	1,355
Accruing loans 60-89 days past due	5,018	1,398	754	1,352	844	670
Accruing loans 90 days or more past due	1,099	266	145	283	191	214
Non-accrual loans	49,332	4,528	30,216	8,817	5,240	531
Total past due and non-accrual loans	76,048	12,530	36,194	15,840	8,714	2,770
Current loans receivable	5,608,415	661,817	2,953,947	1,326,410	426,060	240,181
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	10	2	2	4	1	1
Pre-modification recorded balance	$9,555	280	582	8,530	153	10
Post-modification recorded balance	$9,552	280	582	8,530	153	7
TDRs that subsequently defaulted
Number of loans	2	—	—	1	—	1
Recorded balance	$25	—	—	18	—	7

	Three Months ended March 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	3	—	1	1	1	—
Pre-modification recorded balance	$8,959	—	56	8,755	148	—
Post-modification recorded balance	$8,959	—	56	8,755	148	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

The modifications for the TDRs that occurred during the three months ended March 31, 2017 and 2016 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $514,000 and $210,000 for the three months ended March 31, 2017 and 2016, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had $2,532,000 and $1,770,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2017 and December 31, 2016, the Company had $2,354,000 and $2,699,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

There were no changes in the carrying value of goodwill during the three months ended March 31, 2017 and 2016. The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Gross carrying value	$187,212	187,212
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$147,053	147,053
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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Loans receivable	$43,143	36,950
Accrued interest receivable	125	120
Other assets	2,095	1,984
Total assets	$45,363	39,054
Liabilities
Other borrowed funds	$8,577	4,105
Accrued interest payable	6	2
Other liabilities	22	27
Total liabilities	$8,605	4,134

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $8,616,000 and $7,282,000 as of March 31, 2017 and December 31, 2016, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $18,095,000 at March 31, 2017, and the Company expects to fulfill the majority of these commitments during 2017. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2017.

The Company has elected to use the proportional amortization method for the amortization of all eligible LIHTC investments and amortization expense is recognized as a component of income tax expense. The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the periods presented.

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Amortization expense	$503	255
Tax credits and other tax benefits recognized	776	392

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $497,187,000 and $473,650,000 at March 31, 2017 and December 31, 2016, respectively, and are secured by investment securities with carrying values of $478,899,000 and $472,239,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$484,126	—	484,126
Commercial mortgage-backed securities	13,061	—	13,061
Total	$497,187	—	497,187

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$471,706	643	472,349
Commercial mortgage-backed securities	1,301	—	1,301
Total	$473,007	643	473,650

Note 7. Derivatives and Hedging Activities

As of March 31, 2017, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the three months ended March 31, 2017 and 2016. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $1,976,000 and $1,998,000 for the three months ended March 31, 2017 and 2016, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $5,183,000 of the unrealized loss reported in other comprehensive income at March 31, 2017 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$264	(9,928)
Amount of loss reclassified from OCI to interest expense	(1,332)	(1,829)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$13,129	—	13,129	14,725	—	14,725

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $27,931,000 at March 31, 2017. There was $0 collateral pledged from the counterparty to the Company as of March 31, 2017. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Debit card expenses	$1,718	1,849
Consulting and outside services	1,420	1,014
Telephone	977	960
Loan expenses	891	783
Employee expenses	789	579
Postage	725	880
Printing and supplies	640	943
Accounting and audit fees	512	391
VIE amortization and other expenses	464	639
Checking and operating expenses	365	694
Business development	340	342
Legal fees	340	237
ATM expenses	312	255
Other	927	980
Total other expenses	$10,420	10,546

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive income (loss) before reclassifications	8,331	(6,082)	2,249
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	1,121	1,083
Net current period other comprehensive income (loss)	8,293	(4,961)	3,332
Balance at March 31, 2016	$22,228	(16,907)	5,321
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income before reclassifications	1,907	162	2,069
Amounts reclassified from accumulated other comprehensive income	85	816	901
Net current period other comprehensive income	1,992	978	2,970
Balance at March 31, 2017	$3,631	(8,043)	(4,412)

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2017	March 31, 2016
Net income available to common stockholders, basic and diluted	$31,255	28,682
Average outstanding shares - basic	76,572,116	76,126,251
Add: dilutive restricted stock awards	61,167	47,166
Average outstanding shares - diluted	76,633,283	76,173,417
Basic earnings per share	$0.41	0.38
Diluted earnings per share	$0.41	0.38

There were 39,348 and 0 stock awards excluded from the diluted average outstanding share calculation for the three months ended March 31, 2017 and 2016, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2017 and 2016.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2017.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$37,416	—	37,416	—
U.S. government sponsored enterprises	19,536	—	19,536	—
State and local governments	762,167	—	762,167	—
Corporate bonds	443,701	—	443,701	—
Residential mortgage-backed securities	949,091	—	949,091	—
Commercial mortgage-backed securities	102,610	—	102,610	—
Total assets measured at fair value on a recurring basis	$2,314,521	—	2,314,521	—
Interest rate swaps	$13,129	—	13,129	—
Total liabilities measured at fair value on a recurring basis	$13,129	—	13,129	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$39,407	—	39,407	—
U.S. government sponsored enterprises	19,570	—	19,570	—
State and local governments	786,373	—	786,373	—
Corporate bonds	471,951	—	471,951	—
Residential mortgage-backed securities	1,007,515	—	1,007,515	—
Commercial mortgage-backed securities	100,661	—	100,661	—
Total assets measured at fair value on a recurring basis	$2,425,477	—	2,425,477	—
Interest rate swaps	$14,725	—	14,725	—
Total liabilities measured at fair value on a recurring basis	$14,725	—	14,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2017.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$147	—	—	147
Collateral-dependent impaired loans, net of ALLL	7,601	—	—	7,601
Total assets measured at fair value on a non-recurring basis	$7,748	—	—	7,748

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,839	—	—	7,839
Collateral-dependent impaired loans, net of ALLL	5,664	—	—	5,664
Total assets measured at fair value on a non-recurring basis	$13,503	—	—	13,503

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2017	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$147	Sales comparison approach	Selling costs	8.0% - 8.0% (8.0%)
Collateral-dependent impaired loans, net of ALLL	$5	Cost approach	Selling costs	20.0% - 20.0% (20.0%)
	2,994	Sales comparison approach	Selling costs	8.0% - 10.0% (9.7%)
	4,602	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$7,601

	Fair Value December 31, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$7,767	Sales comparison approach	Selling costs	6.0% - 10.0% (6.9%)
			Adjustment to comparables	0.0% - 10.0% (0.1%)
	72	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	10.0% - 10.0% (10.0%)
$7,839
Collateral-dependent impaired loans, net of ALLL	$110	Cost approach	Selling costs	6.0% - 20.0% (6.6%)
	1,982	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	3,572	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$234,004	234,004	—	—
Investment securities, available-for-sale	2,314,521	—	2,314,521	—
Investment securities, held-to-maturity	667,388	—	680,395	—
Loans held for sale	25,649	25,649	—	—
Loans receivable, net of ALLL	5,747,748	—	5,558,406	128,299
Accrued interest receivable	48,043	48,043	—	—
Non-marketable equity securities	23,944	—	23,944	—
Total financial assets	$9,061,297	307,696	8,577,266	128,299
Financial liabilities
Deposits	$7,480,157	6,197,583	1,284,399	—
FHLB advances	211,627	—	217,435	—
Repurchase agreements and other borrowed funds	506,081	—	506,081	—
Subordinated debentures	126,027	—	89,136	—
Accrued interest payable	3,467	3,467	—	—
Interest rate swaps	13,129	—	13,129	—
Total financial liabilities	$8,340,488	6,201,050	2,110,180	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$152,541	152,541	—	—
Investment securities, available-for-sale	2,425,477	—	2,425,477	—
Investment securities, held-to-maturity	675,674	—	689,089	—
Loans held for sale	72,927	72,927	—	—
Loans receivable, net of ALLL	5,554,891	—	5,380,286	123,382
Accrued interest receivable	45,832	45,832	—	—
Non-marketable equity securities	25,550	—	25,550	—
Total financial assets	$8,952,892	271,300	8,520,402	123,382
Financial liabilities
Deposits	$7,372,279	6,090,879	1,283,532	—
FHLB advances	251,749	—	257,643	—
Repurchase agreements and other borrowed funds	478,090	—	478,090	—
Subordinated debentures	125,991	—	85,557	—
Accrued interest payable	3,584	3,584	—	—
Interest rate swaps	14,725	—	14,725	—
Total financial liabilities	$8,246,418	6,094,463	2,119,547	—

Note 12. Subsequent Event

On April 30, 2017, the Company acquired 100 percent of the outstanding common stock of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona (collectively, “Foothills”). Foothills provides banking services to individuals and businesses in Arizona, with banking offices located in Yuma, Prescott and Casa Grande, Arizona. The acquisition expands the Company’s market into the state of Arizona and further diversifies the Company’s loan, customer and deposit base. Foothills merged into Glacier Bank and will operate as a separate Bank division under its existing name and management team.

As of March 31, 2017, Foothills had total assets of $359,941,000, gross loans of $305,239,000 and total deposits of $292,320,000. The calculation of fair value of the consideration transferred, the total identifiable net assets acquired and resulting goodwill has not yet been determined.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016
Operating results
Net income	$31,255	31,041	28,682
Basic earnings per share	$0.41	0.41	0.38
Diluted earnings per share	$0.41	0.41	0.38
Dividends declared per share [1]	$0.21	0.50	0.20
Market value per share
Closing	$33.93	36.23	25.42
High	$38.03	37.66	26.34
Low	$32.47	27.50	22.19
Selected ratios and other data
Number of common stock shares outstanding	76,619,952	76,525,402	76,168,388
Average outstanding shares - basic	76,572,116	76,525,402	76,126,251
Average outstanding shares - diluted	76,633,283	76,615,272	76,173,417
Return on average assets (annualized)	1.35%	1.33%	1.28%
Return on average equity (annualized)	11.19%	10.82%	10.53%
Efficiency ratio	55.57%	55.08%	56.53%
Dividend payout ratio [1]	51.22%	121.95%	52.63%
Loan to deposit ratio	78.91%	78.10%	74.65%
Number of full time equivalent employees	2,224	2,222	2,184
Number of locations	142	142	144
Number of ATMs	161	166	167

__________
[1] Includes a special dividend declared of $0.30 per share for the three months ended December 31, 2016.

The Company reported net income of $31.3 million for the current quarter, an increase of $2.6 million, or 9 percent, from the $28.7 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.41 per share, an increase of $0.03, or 8 percent, from the prior year first quarter diluted earnings per share of $0.38.

Recent Acquisition
On April 30, 2017, the Company completed the acquisition of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank (collectively, “Foothills”), which has community banking offices in Yuma, Prescott and Casa Grande, Arizona. The Foothills Bank merged into Glacier Bank and will operate as a separate Bank division under its existing name and management team. As of March 31, 2017, Foothills had total assets of $360 million, gross loans of $305 million and total deposits of $292 million. The calculation of fair value of the consideration transferred, the total identifiable net assets acquired and resulting goodwill has not yet been determined.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Cash and cash equivalents	$234,004	152,541	150,861	81,463	83,143
Investment securities, available-for-sale	2,314,521	2,425,477	2,604,625	(110,956)	(290,104)
Investment securities, held-to-maturity	667,388	675,674	691,663	(8,286)	(24,275)
Total investment securities	2,981,909	3,101,151	3,296,288	(119,242)	(314,379)
Loans receivable
Residential real estate	685,458	674,347	685,026	11,111	432
Commercial real estate	3,056,372	2,990,141	2,680,691	66,231	375,681
Other commercial	1,462,110	1,342,250	1,172,956	119,860	289,154
Home equity	433,554	434,774	423,895	(1,220)	9,659
Other consumer	239,480	242,951	234,625	(3,471)	4,855
Loans receivable	5,876,974	5,684,463	5,197,193	192,511	679,781
Allowance for loan and lease losses	(129,226)	(129,572)	(130,071)	346	845
Loans receivable, net	5,747,748	5,554,891	5,067,122	192,857	680,626
Other assets	590,247	642,017	606,471	(51,770)	(16,224)
Total assets	$9,553,908	9,450,600	9,120,742	103,308	433,166

Total investment securities of $2.982 billion at March 31, 2017 decreased $119 million, or 4 percent, during the current quarter and decreased $314 million, or 10 percent, from the prior year first quarter. The decrease in the investment portfolio resulted from the Company redeploying the investment securities portfolio cash flow into the Company’s higher yielding loan portfolio. Investment securities represented 31 percent of total assets at March 31, 2017 compared to 33 percent of total assets at December 31, 2016 and 36 percent of total assets at March 31, 2016.

The Company experienced another solid quarter for loan growth with an increase of $193 million, or 14 percent annualized, during the current quarter. The loan category with the largest increase was other commercial loans which increased $120 million, or 9 percent, and included an increase of $42 million from municipal loans. Excluding the acquisition of Treasure State Bank (“TSB”), the loan portfolio increased $628 million, or 12 percent, since March 31, 2016 with the primary increase coming from growth in commercial real estate and other commercial loans of $351 million and $281 million, respectively.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Deposits
Non-interest bearing deposits	$2,049,476	2,041,852	1,887,004	7,624	162,472
NOW and DDA accounts	1,596,353	1,588,550	1,448,454	7,803	147,899
Savings accounts	1,035,023	996,061	879,541	38,962	155,482
Money market deposit accounts	1,516,731	1,464,415	1,411,970	52,316	104,761
Certificate accounts	941,628	948,714	1,063,735	(7,086)	(122,107)
Core deposits, total	7,139,211	7,039,592	6,690,704	99,619	448,507
Wholesale deposits	340,946	332,687	325,490	8,259	15,456
Deposits, total	7,480,157	7,372,279	7,016,194	107,878	463,963
Securities sold under agreements to repurchase	497,187	473,650	445,960	23,537	51,227
Federal Home Loan Bank advances	211,627	251,749	313,969	(40,122)	(102,342)
Other borrowed funds	8,894	4,440	6,633	4,454	2,261
Subordinated debentures	126,027	125,991	125,884	36	143
Other liabilities	94,776	105,622	118,422	(10,846)	(23,646)
Total liabilities	$8,418,668	8,333,731	8,027,062	84,937	391,606

The Company benefited from the current quarter growth in core deposits which increased $99.6 million, or 6 percent annualized, from the prior quarter. Excluding the TSB acquisition, core deposits increased $390 million, or 6 percent, from March 31, 2016. Non-interest bearing deposits of $2.049 billion at March 31, 2017 increased $7.6 million, or 37 basis points, from the prior quarter. Excluding the TSB acquisition, non-interest bearing deposits increased $149 million, or 8 percent, from March 31, 2016.

Securities sold under agreements to repurchase (“repurchase agreements”) of $497 million at March 31, 2017 increased $23.5 million, or 5 percent, from the prior quarter and increased $51.2 million, or 11 percent, from the prior year first quarter. Federal Home Loan Bank (“FHLB”) advances of $212 million at March 31, 2017 decreased $40.1 million, or 16 percent, from the prior quarter and decreased $102 million, or 33 percent, from the prior year first quarter due to the increase in deposits.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Common equity	$1,139,652	1,124,251	1,088,359	15,401	51,293
Accumulated other comprehensive (loss) income	(4,412)	(7,382)	5,321	2,970	(9,733)
Total stockholders’ equity	1,135,240	1,116,869	1,093,680	18,371	41,560
Goodwill and core deposit intangible, net	(158,799)	(159,400)	(154,396)	601	(4,403)
Tangible stockholders’ equity	$976,441	957,469	939,284	18,972	37,157

Stockholders’ equity to total assets	11.88%	11.82%	11.99%
Tangible stockholders’ equity to total tangible assets	10.39%	10.31%	10.48%
Book value per common share	$14.82	14.59	14.36	0.23	0.46
Tangible book value per common share	$12.74	12.51	12.33	0.23	0.41

Tangible stockholders’ equity of $976 million at March 31, 2017 increased $19.0 million, or 2 percent, from the prior quarter primarily as a result of earnings retention and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $37.2 million, or 4 percent, from a year ago, the result of earnings retention and $10.5 million of Company stock issued in connection with the TSB acquisition; such increases more than offset the increase in goodwill and other intangibles from the acquisition and the decrease in accumulated other comprehensive income. Tangible book value per common share at quarter end increased $0.23 per share from the prior quarter and increased $0.41 per share from a year ago.

Cash Dividend
On March 29, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share, an increase of $0.01 per share, or 5 percent. The dividend was payable April 20, 2017 to shareholders of record April 11, 2017. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2017
Compared to December 31, 2016 and March 31, 2016

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Net interest income
Interest income	$87,628	87,759	84,381	(131)	3,247
Interest expense	7,366	7,214	7,675	152	(309)
Total net interest income	80,262	80,545	76,706	(283)	3,556
Non-interest income
Service charges and other fees	15,633	15,645	14,681	(12)	952
Miscellaneous loan fees and charges	980	1,234	1,021	(254)	(41)
Gain on sale of loans	6,358	9,765	5,992	(3,407)	366
(Loss) gain on sale of investments	(100)	(757)	108	657	(208)
Other income	2,818	2,127	2,450	691	368
Total non-interest income	25,689	28,014	24,252	(2,325)	1,437
	$105,951	108,559	100,958	(2,608)	4,993
Net interest margin (tax-equivalent)	4.03%	4.02%	4.01%

Net Interest Income
In the current quarter, interest income of $87.6 million decreased $131 thousand, or 15 basis points, from the prior quarter which was primarily attributable to two less days during the current quarter. Current quarter interest income increased $3.2 million, or 4 percent, over the prior year first quarter. Current quarter interest income on commercial loans increased $5.5 million, or 12 percent, from the prior year first quarter which more than offset the $1.9 million decrease in investment interest income.

The current quarter interest expense of $7.4 million increased $152 thousand, or 2 percent, from the prior quarter and decreased $309 thousand, or 4 percent, from the prior year first quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 37 basis points compared to 36 basis points for the prior quarter and 39 basis points for the prior year first quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.03 percent compared to 4.02 percent in the prior quarter which was attributable to an increase in the earning asset yields from the continuing shift of lower yielding investments to higher yielding loans. The current quarter net interest margin increased 2 basis points over the prior year first quarter net interest margin of 4.01 percent, due to a 2 basis points decrease in cost of funds and the remix of earning assets to higher yielding loans.

Non-interest Income
Non-interest income for the current quarter totaled $25.7 million, a decrease of $2.3 million, or 8 percent, from the prior quarter and an increase of $1.4 million, or 6 percent, over the same quarter last year. Service fee income of $15.6 million, increased by $952 thousand, or 6 percent, from the prior year first quarter as a result of the increased number of accounts. Gain on sale of loans for the current quarter decreased $3.4 million, or 35 percent, from the prior quarter and was driven by the seasonal activity. Gain on sale of loans for the current quarter increased $366 thousand, or 6 percent, from the prior year first quarter. Other income of $2.8 million, increased $691 thousand, or 32 percent, over the prior quarter and increased $368 thousand, or 15 percent, over the prior year first quarter principally due to the current quarter gain on sale of other real estate owned (“OREO”). Other income included a gain of $967 thousand from the sale of OREO and operating revenue of $15 thousand from OREO, a combined total of $982 thousand for the current quarter compared to $481 thousand for the prior quarter and $214 thousand for the prior year first quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Compensation and employee benefits	$39,246	38,826	36,941	420	2,305
Occupancy and equipment	6,646	6,692	6,676	(46)	(30)
Advertising and promotions	1,973	2,125	2,125	(152)	(152)
Data processing	3,124	3,409	3,373	(285)	(249)
Other real estate owned	273	2,076	390	(1,803)	(117)
Regulatory assessments and insurance	1,061	1,048	1,508	13	(447)
Core deposit intangibles amortization	601	608	797	(7)	(196)
Other expenses	10,420	11,933	10,546	(1,513)	(126)
Total non-interest expense	$63,344	66,717	62,356	(3,373)	988

The Company consolidated its Bank divisions’ individual core database systems into a single core database and re-issued debit cards with chip technology during 2016 (the Core Consolidation Project or “CCP”). Expenses related to the CCP were $741 thousand in the fourth quarter of 2016 and $834 thousand during the first quarter of 2016. Excluding CCP expenses, non-interest expense for the current quarter decreased $2.6 million, or 4 percent, over the prior quarter and increased $1.8 million, or 4 percent, over the prior year first quarter.

Compensation and employee benefits for the current quarter increased by $2.3 million, or 6 percent, from the prior year first quarter due to salary increases, vesting of restricted stock awards and the increased number of employees, including increases from the TSB acquisition. The current quarter OREO expense of $273 thousand included $234 thousand of operating expense, $21 thousand of fair value write-downs, and $18 thousand of loss from the sales of OREO. The current quarter other expenses decreased $1.5 million over the prior quarter primarily from decreases related to CCP, acquisition related expenses, and expenses connected with equity investments in New Markets Tax Credit (“NMTC”) projects. Current quarter other expenses decreased $126 thousand, or 1 percent, from the prior year first quarter which was driven by decreased costs from CCP.

Efficiency Ratio
The current quarter efficiency ratio was 55.57 percent, a 49 basis points increase from the prior quarter efficiency ratio of 55.08 percent. Although there was a reduction in expenses, the decrease in gain on sale of loans during the current quarter drove the increase in the efficiency ratio from the prior quarter. The current quarter efficiency ratio decreased 96 basis points from the prior year first quarter ratio of 56.53 percent resulting from the increase in income on commercial loans, which was greater than the increase in non-interest expense.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2017	$1,598	$1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%
Second quarter 2015	282	(381)	2.71%	0.59%	0.98%

Net charge-offs for the current quarter were $1.9 million compared to $4.1 million for the prior quarter and $194 thousand from the same quarter last year. The quarterly net charge-offs continue to experience a fair amount of volatility on a quarterly basis. There was $1.6 million of current quarter provision for loan losses, compared to $1.1 million in the prior quarter and $568 thousand in the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$37,416	1%	$39,407	1%	$45,687	1%
U.S. government sponsored enterprises	19,536	1%	19,570	1%	68,773	2%
State and local governments	762,167	26%	786,373	25%	901,133	27%
Corporate bonds	443,701	15%	471,951	15%	442,875	14%
Residential mortgage-backed securities	949,091	32%	1,007,515	33%	1,131,641	35%
Commercial mortgage-backed securities	102,610	3%	100,661	3%	14,516	—%
Total available-for-sale	2,314,521	78%	2,425,477	78%	2,604,625	79%
Held-to-maturity
State and local governments	667,388	22%	675,674	22%	691,663	21%
Total held-to-maturity	667,388	22%	675,674	22%	691,663	21%
Total investment securities	$2,981,909	100%	$3,101,151	100%	$3,296,288	100%

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

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$344,903	345,267	345,527	346,301
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	873,023	889,476	879,271	894,652
S&P: A+, A, A- / Moody’s: A1, A2, A3	182,733	189,884	209,217	216,589
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,270	2,348	2,270	2,352
Not rated by either entity	14,052	14,715	13,934	14,694
Below investment grade	850	872	850	874
Total	$1,417,831	1,442,562	1,451,069	1,475,462

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$790,524	804,975	805,779	819,990
General obligation - limited	215,617	222,978	221,099	228,218
Revenue	377,401	379,332	389,506	391,615
Certificate of participation	23,214	24,276	23,590	24,603
Other	11,075	11,001	11,095	11,036
Total	$1,417,831	1,442,562	1,451,069	1,475,462

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$192,540	197,404	188,778	193,035
Texas	191,383	194,157	193,652	196,641
Michigan	173,214	177,815	173,400	177,305
Montana	93,602	96,946	94,168	97,259
California	92,994	93,793	93,441	94,275
All other states	674,098	682,447	707,630	716,947
Total	$1,417,831	1,442,562	1,451,069	1,475,462

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at March 31, 2017. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,848	1.53%	$14,057	1.52%	$21,511	1.48%	$—	—%	$37,416	1.49%
U.S. government sponsored enterprises	407	2.24%	19,129	1.96%	—	—%	—	—%	—	—%	19,536	1.97%
State and local governments	23,010	1.95%	53,260	2.16%	193,904	3.43%	491,993	4.23%	—	—%	762,167	3.78%
Corporate bonds	123,719	1.94%	319,982	2.10%	—	—%	—	—%	—	—%	443,701	2.06%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	949,091	2.00%	949,091	2.00%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	102,610	2.03%	102,610	2.03%
Total available- for-sale	147,136	1.94%	394,219	2.10%	207,961	3.30%	513,504	4.11%	1,051,701	2.01%	2,314,521	2.59%
Held-to-maturity
State and local governments	—	—%	593	1.84%	57,405	2.97%	609,390	4.08%	—	—%	667,388	3.98%
Total held-to-maturity	—	—%	593	1.84%	57,405	2.97%	609,390	4.08%	—	—%	667,388	3.98%
Total investment securities	$147,136	1.94%	$394,812	2.10%	$265,366	3.23%	$1,122,894	4.09%	$1,051,701	2.01%	$2,981,909	2.90%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of March 31, 2017, the Company determined that none of such securities had other-than-temporary impairment.

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

The following table separates investments with an unrealized loss position at March 31, 2017 into two categories: investments purchased prior to 2017 and those purchased during 2017. Of those investments purchased prior to 2017, the fair market value and unrealized gain or loss at December 31, 2016 is also presented.

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2017
U.S. government and federal agency	$27,499	$(208)	(1)%	$28,663	$(156)	(1)%
U.S. government sponsored enterprises	6,048	(46)	(1)%	6,048	(42)	(1)%
State and local governments	476,272	(17,787)	(4)%	477,528	(17,395)	(4)%
Corporate bonds	147,157	(583)	—%	147,656	(709)	—%
Residential mortgage-backed securities	656,619	(7,886)	(1)%	691,907	(9,559)	(1)%
Commercial mortgage-backed securities	97,562	(1,331)	(1)%	98,743	(1,578)	(2)%
Total	$1,411,157	$(27,841)	(2)%	$1,450,545	$(29,439)	(2)%
Temporarily impaired securities purchased during 2017
State and local governments	$1,524	$(70)	(5)%
Corporate bonds	999	(2)	—%
Residential mortgage-backed securities	7,400	(54)	(1)%
Commercial mortgage-backed securities	3,008	(3)	—%
Total	$12,931	$(129)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$27,499	$(208)	(1)%
U.S. government sponsored enterprises	6,048	(46)	(1)%
State and local governments	477,796	(17,857)	(4)%
Corporate bonds	148,156	(585)	—%
Residential mortgage-backed securities	664,019	(7,940)	(1)%
Commercial mortgage-backed securities	100,570	(1,334)	(1)%
Total	$1,424,088	$(27,970)	(2)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at March 31, 2017:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	88	$(11,303)
0.1% to 5.0%	631	(16,667)
Total	719	$(27,970)

With respect to the duration of the impaired debt securities, the Company identified 153 securities which have been continuously impaired for the twelve months ending March 31, 2017. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 153 debt securities which have been continuously impaired for the twelve months ended March 31, 2017, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	19	$(166)	$(36)
State and local governments	108	(11,497)	(1,289)
Corporate bonds	3	(10)	(6)
Residential mortgage-backed securities	23	(270)	(107)
Total	153	$(11,943)

Based on the Company's analysis of its impaired debt securities as of March 31, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at March 31, 2017 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at March 31, 2017 have been determined by the Company to be investment grade.

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

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$685,458	12%	$674,347	12%	$685,026	14%
Commercial loans
Real estate	3,056,372	53%	2,990,141	54%	2,680,691	53%
Other commercial	1,462,110	25%	1,342,250	24%	1,172,956	23%
Total	4,518,482	78%	4,332,391	78%	3,853,647	76%
Consumer and other loans
Home equity	433,554	8%	434,774	8%	423,895	8%
Other consumer	239,480	4%	242,951	4%	234,625	5%
Total	673,034	12%	677,725	12%	658,520	13%
Loans receivable	5,876,974	102%	5,684,463	102%	5,197,193	103%
Allowance for loan and lease losses	(129,226)	(2)%	(129,572)	(2)%	(130,071)	(3)%
Loans receivable, net	$5,747,748	100%	$5,554,891	100%	$5,067,122	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Other real estate owned	$17,771	20,954	22,085
Accruing loans 90 days or more past due
Residential real estate	—	266	833
Commercial	2,644	428	3,637
Consumer and other	384	405	145
Total	3,028	1,099	4,615
Non-accrual loans
Residential real estate	5,949	4,528	7,319
Commercial	38,578	39,033	39,546
Consumer and other	6,147	5,771	6,658
Total	50,674	49,332	53,523
Total non-performing assets	$71,473	71,385	80,223
Non-performing assets as a percentage of subsidiary assets	0.75%	0.76%	0.88%
ALLL as a percentage of non-performing loans	241%	257%	224%
Accruing loans 30-89 days past due	$39,160	25,617	23,996
Accruing troubled debt restructurings	$38,955	52,077	53,311
Non-accrual troubled debt restructurings	$19,479	21,693	23,879
U.S. government guarantees included in non-performing assets	$1,690	1,746	2,247
Interest income [1]	$589	2,364	639
__________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at March 31, 2017 were $71.5 million, with a slight increase from the prior quarter and a decrease of $8.8 million, or 11 percent, from a year ago. Non-performing assets as a percentage of subsidiary assets at March 31, 2017 was 0.75 percent which was a decrease of 13 basis points from the prior year first quarter of 0.88 percent. Early stage delinquencies (accruing loans 30-89 days past due) of $39.2 million at March 31, 2017 increased $13.5 million from the prior quarter and increased $15.2 million from the prior year first quarter with half of the increase from one loan that the Company is currently in the process of evaluating.

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

In prior years, construction loans, a regulatory classification, accounted for a significant portion of the Company’s non-accrual loans. As a result of the gradual economic recovery and the Company’s diligent focus on this category of non-performing loans, construction loans only accounted for 21 percent of the Company’s non-accrual loans as of March 31, 2017. With very limited exceptions, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

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

Impaired loans were $135 million and $130 million as of March 31, 2017 and December 31, 2016, respectively. The ALLL includes specific valuation allowances of $6.8 million and $6.9 million of impaired loans as of March 31, 2017 and December 31, 2016, respectively. Of the total impaired loans at March 31, 2017, there were 15 significant commercial real estate and other commercial loans that accounted for $57.5 million, or 43 percent, of the impaired loans. The 15 loans were collateralized by 145 percent of the loan value, the majority of which had appraisals or evaluations (new or updated) during the last year, such appraisals reviewed at least quarterly taking into account current market conditions. Of the total impaired loans at March 31, 2017, there were 116 loans aggregating $72.3 million, or 53 percent, whereby the borrowers had more than one impaired loan.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company had TDR loans of $58.4 million and $77.2 million as of March 31, 2017 and December 31, 2016, respectively. The Company’s TDR loans are considered impaired loans of which $19.5 million and $23.9 million as of March 31, 2017 and December 31, 2016, respectively, are designated as non-accrual.

Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2017 was $514 thousand. The fair value of the loan collateral acquired in foreclosure during 2017 was $390 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Balance at beginning of period	$20,954	26,815	26,815
Acquisitions	—	882	—
Additions	390	5,198	178
Capital improvements	—	149	75
Write-downs	(21)	(1,821)	(55)
Sales	(3,552)	(10,269)	(4,928)
Balance at end of period	$17,771	20,954	22,085

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2017			December 31, 2016			March 31, 2016
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$11,535	9%	12%	$12,436	9%	12%	$13,196	10%	13%
Commercial real estate	64,753	50%	52%	65,773	51%	52%	67,046	52%	52%
Other commercial	39,157	30%	25%	37,823	29%	24%	36,054	28%	22%
Home equity	7,679	6%	7%	7,572	6%	8%	8,149	6%	8%
Other consumer	6,102	5%	4%	5,968	5%	4%	5,626	4%	5%
Total	$129,226	100%	100%	$129,572	100%	100%	$130,071	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Balance at beginning of period	$129,572	129,697	129,697
Provision for loan losses	1,598	2,333	568
Charge-offs
Residential real estate	(22)	(464)	(100)
Commercial loans	(1,359)	(4,226)	(577)
Consumer and other loans	(2,848)	(6,806)	(486)
Total charge-offs	(4,229)	(11,496)	(1,163)
Recoveries
Residential real estate	47	207	18
Commercial loans	422	5,271	428
Consumer and other loans	1,816	3,560	523
Total recoveries	2,285	9,038	969
Charge-offs, net of recoveries	(1,944)	(2,458)	(194)
Balance at end of period	$129,226	129,572	130,071
ALLL as a percentage of total loans	2.20%	2.28%	2.50%
Net charge-offs as a percentage of total loans	0.03%	0.04%	—%

The allowance as a percent of total loans outstanding at March 31, 2017 was 2.20 percent, a decrease of 8 basis points from 2.28 percent at December 31, 2016.

The Company’s ALLL of $129 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2017 and 2016, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2017, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $346 thousand. During the same period in 2016, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $374 thousand.

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

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase in all of the states within the Company’s footprint, except Wyoming. Colorado and Washington are experiencing the strongest pricing pressures, while Wyoming continues to lag behind the national trend. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has continually declined since 2008; however, there have been recent periods of increased home ownership during the second half of 2015 and the second half of 2016. The long-term average for the United States homeownership rate is at 65 percent. Annual personal income growth remains in positive territory for each of the Company’s states, while Washington, Colorado and Utah exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the first half of 2017 throughout the Company’s footprint. The increase in Gross Domestic Product during the prior quarter reflected positive contributions from personal consumption expenditures, private inventory investment and residential/nonresidential fixed investment and was partly offset by negative contributions from federal government spending and exports. Colorado, Utah, Idaho, Montana and Wyoming all have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil, natural gas and base metal prices have all increased throughout 2016 and certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana has been negatively impacted by the weak Canadian dollar. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the subsequent recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent of the Company’s total loan portfolio and accounted for 21 percent and 20 percent of the Company’s non-accrual loans at March 31, 2017 and December 31, 2016, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Specific valuation allowance	$6,787	6,881	8,440
General valuation allowance	122,439	122,691	121,631
Total ALLL	$129,226	129,572	130,071

During 2017, the ALLL decreased by $346 thousand, the net result of a $94 thousand decrease in the specific valuation allowance and a $252 thousand decrease in the general valuation allowance. The specific valuation allowance decreased as the result of a $2.3 million decrease in loans individually reviewed for impairment with a specific impairment. The minimal decrease in the general valuation allowance since the prior year end was a result of the continued improvement in credit quality.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Custom and owner occupied construction	$92,835	$86,233	$68,893	8%	35%
Pre-sold and spec construction	68,736	66,184	59,220	4%	16%
Total residential construction	161,571	152,417	128,113	6%	26%
Land development	78,042	75,078	59,539	4%	31%
Consumer land or lots	94,840	97,449	93,922	(3)%	1%
Unimproved land	66,857	69,157	73,791	(3)%	(9)%
Developed lots for operative builders	13,046	13,254	12,973	(2)%	1%
Commercial lots	26,639	30,523	23,558	(13)%	13%
Other construction	272,184	257,769	166,378	6%	64%
Total land, lot, and other construction	551,608	543,230	430,161	2%	28%
Owner occupied	988,544	977,932	944,411	1%	5%
Non-owner occupied	964,913	929,729	806,856	4%	20%
Total commercial real estate	1,953,457	1,907,661	1,751,267	2%	12%
Commercial and industrial	739,475	686,870	664,855	8%	11%
Agriculture	411,094	407,208	372,616	1%	10%
1st lien	839,387	877,893	841,848	(4)%	—%
Junior lien	54,801	58,564	63,162	(6)%	(13)%
Total 1-4 family	894,188	936,457	905,010	(5)%	(1)%
Multifamily residential	162,636	184,068	197,267	(12)%	(18)%
Home equity lines of credit	405,309	402,614	379,866	1%	7%
Other consumer	153,159	155,193	150,047	(1)%	2%
Total consumer	558,468	557,807	529,913	—%	5%
Other	470,126	381,672	258,475	23%	82%
Total loans receivable, including loans held for sale	5,902,623	5,757,390	5,237,677	3%	13%
Less loans held for sale [1]	(25,649)	(72,927)	(40,484)	(65)%	(37)%
Total loans receivable	$5,876,974	$5,684,463	$5,197,193	3%	13%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Mar 31, 2017	Mar 31, 2017	Mar 31, 2017
Custom and owner occupied construction	$—	—	995	—	—	—
Pre-sold and spec construction	227	226	—	227	—	—
Total residential construction	227	226	995	227	—	—
Land development	8,856	9,864	18,190	1,482	—	7,374
Consumer land or lots	1,728	2,137	1,751	754	—	974
Unimproved land	12,017	11,905	11,651	8,137	—	3,880
Developed lots for operative builders	116	175	457	—	—	116
Commercial lots	1,255	1,466	1,333	—	—	1,255
Total land, lot and other construction	23,972	25,547	33,382	10,373	—	13,599
Owner occupied	17,956	18,749	12,130	16,109	148	1,699
Non-owner occupied	3,194	3,426	4,354	3,194	—	—
Total commercial real estate	21,150	22,175	16,484	19,303	148	1,699
Commercial and industrial	4,466	5,184	6,046	4,298	65	103
Agriculture	1,878	1,615	3,220	1,488	390	—
1st lien	10,047	9,186	11,041	8,037	296	1,714
Junior lien	1,335	1,167	1,111	1,286	49	—
Total 1-4 family	11,382	10,353	12,152	9,323	345	1,714
Multifamily residential	388	400	432	388	—	—
Home equity lines of credit	6,008	5,494	5,432	5,136	232	640
Other consumer	202	391	280	138	48	16
Total consumer	6,210	5,885	5,712	5,274	280	656
Other	1,800	—	1,800	—	1,800	—
Total	$71,473	71,385	80,223	50,674	3,028	17,771

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
Custom and owner occupied construction	$380	$1,836	$—	(79)%	n/m
Pre-sold and spec construction	488	—	304	n/m	61%
Total residential construction	868	1,836	304	(53)%	186%
Land development	—	154	198	(100)%	(100)%
Consumer land or lots	432	638	796	(32)%	(46)%
Unimproved land	938	1,442	1,284	(35)%	(27)%
Commercial lots	258	—	—	n/m	n/m
Other construction	7,125	—	—	n/m	n/m
Total land, lot and other construction	8,753	2,234	2,278	292%	284%
Owner occupied	6,686	2,307	4,552	190%	47%
Non-owner occupied	405	1,689	1,466	(76)%	(72)%
Total commercial real estate	7,091	3,996	6,018	77%	18%
Commercial and industrial	6,796	3,032	4,907	124%	38%
Agriculture	3,567	1,133	659	215%	441%
1st lien	7,132	7,777	5,896	(8)%	21%
Junior lien	848	1,016	759	(17)%	12%
Total 1-4 family	7,980	8,793	6,655	(9)%	20%
Multifamily residential	2,028	10	—	20,180%	n/m
Home equity lines of credit	703	1,537	2,528	(54)%	(72)%
Other consumer	1,317	1,180	607	12%	117%
Total consumer	2,020	2,717	3,135	(26)%	(36)%
Other	57	1,866	40	(97)%	43%
Total	$39,160	$25,617	$23,996	53%	63%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Mar 31, 2017	Mar 31, 2017
Custom and owner occupied construction	$—	(1)	—	—	—
Pre-sold and spec construction	(11)	786	(28)	—	11
Total residential construction	(11)	785	(28)	—	11
Land development	(33)	(2,661)	(100)	—	33
Consumer land or lots	(57)	(688)	(240)	—	57
Unimproved land	(96)	(184)	(34)	—	96
Developed lots for operative builders	(5)	(27)	(12)	—	5
Commercial lots	(2)	27	23	—	2
Total land, lot and other construction	(193)	(3,533)	(363)	—	193
Owner occupied	795	1,196	(27)	888	93
Non-owner occupied	(1)	44	(1)	—	1
Total commercial real estate	794	1,240	(28)	888	94
Commercial and industrial	344	(370)	69	470	126
Agriculture	(3)	50	(1)	—	3
1st lien	(15)	487	47	44	59
Junior lien	(16)	60	(15)	—	16
Total 1-4 family	(31)	547	32	44	75
Multifamily residential	—	229	229	—	—
Home equity lines of credit	12	611	179	75	63
Other consumer	(11)	257	95	73	84
Total consumer	1	868	274	148	147
Other	1,043	2,642	10	2,679	1,636
Total	$1,944	2,458	194	4,229	2,285

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

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,049,476	27%	$2,041,852	28%	$1,887,004	27%
NOW and DDA accounts	1,596,353	21%	1,588,550	22%	1,448,454	21%
Savings accounts	1,035,023	14%	996,061	13%	879,541	12%
Money market deposit accounts	1,516,731	20%	1,464,415	20%	1,411,970	20%
Certificate accounts	941,628	13%	948,714	13%	1,063,735	15%
Wholesale deposits	340,946	5%	332,687	4%	325,490	5%
Total interest bearing deposits	5,430,681	73%	5,330,427	72%	5,129,190	73%
Total deposits	$7,480,157	100%	$7,372,279	100%	$7,016,194	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2017	December 31, 2016
Repurchase agreements
Amount outstanding at end of period	$497,187	473,650
Weighted interest rate on outstanding amount	0.38%	0.34%
Maximum outstanding at any month-end	$497,187	473,650
Average balance	$430,552	384,066
Weighted-average interest rate	0.36%	0.31%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of March 31, 2017 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
FHLB advances
Borrowing capacity	$1,694,600	1,558,527
Amount utilized	(211,627)	(251,749)
Amount available	$1,482,973	1,306,778
FRB discount window
Borrowing capacity	$1,259,540	1,226,683
Amount utilized	—	—
Amount available	$1,259,540	1,226,683
Unsecured lines of credit available	$255,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$35,071	39,407
U.S. government sponsored enterprises	8,651	12,086
State and local governments	741,147	814,942
Corporate bonds	25,539	19,573
Residential mortgage-backed securities	203,423	258,260
Commercial mortgage-backed securities	57,315	78,144
Total unencumbered securities	$1,071,146	1,222,412

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 76,619,952 have been issued as of March 31, 2017. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2017. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amended the regulatory risk-based capital rules applicable to the Company. Under Basel III, the Company must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2017 is 1.25%. As of March 31, 2017, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of March 31, 2017. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	15.63%	14.37%	14.37%	11.41%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since March 31, 2017 that management believes have changed the Company’s or Bank’s risk-based capital category.

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

Income tax expense for the three months ended March 31, 2017 and 2016 was $9.8 million and $9.4 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 23.8 percent and 24.6 percent, respectively. The current and prior year’s low effective tax rates are due to income from tax-exempt investment securities, municipal loans and leases and benefits from federal income tax credits. The income from tax-exempt investment securities, loans and leases was $14.4 million for the three months ended March 31, 2017 and 2016. The benefits from federal income tax credits were $987 thousand and $509 thousand for the three months ended March 31, 2017 and 2016, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of NMTCs. Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $22.1 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these investment securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2017	$1,911	2,860	783	5,554
2018	1,589	3,647	710	5,946
2019	1,689	3,647	661	5,997
2020	1,754	3,432	611	5,797
2021	1,754	2,615	566	4,935
Thereafter	1,375	13,838	1,929	17,142
	$10,072	30,039	5,260	45,371

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$709,432	$7,918	4.46%	$726,270	$8,285	4.56%
Commercial loans [1]	4,372,299	51,335	4.76%	3,749,929	45,335	4.86%
Consumer and other loans	672,480	7,801	4.70%	653,839	7,710	4.74%
Total loans [2]	5,754,211	67,054	4.73%	5,130,038	61,330	4.81%
Tax-exempt investment securities [3]	1,245,358	17,761	5.70%	1,352,683	19,383	5.73%
Taxable investment securities [4]	1,857,335	10,575	2.28%	1,999,000	11,461	2.29%
Total earning assets	8,856,904	95,390	4.37%	8,481,721	92,174	4.37%
Goodwill and intangibles	159,089			154,790
Non-earning assets	369,274			390,891
Total assets	$9,385,267			$9,027,402
Liabilities
Non-interest bearing deposits	$1,970,654	$—	—%	$1,863,389	$—	—%
NOW and DDA accounts	1,575,928	247	0.06%	1,465,181	293	0.08%
Savings accounts	1,015,108	146	0.06%	863,764	104	0.05%
Money market deposit accounts	1,490,198	565	0.15%	1,406,718	553	0.16%
Certificate accounts	953,527	1,333	0.57%	1,071,055	1,564	0.59%
Wholesale deposits [5]	332,255	2,149	2.62%	335,126	2,281	2.74%
FHLB advances	271,225	1,510	2.23%	308,040	1,652	2.12%
Repurchase agreements and other borrowed funds	562,628	1,416	1.02%	521,565	1,228	0.95%
Total interest bearing liabilities	8,171,523	7,366	0.37%	7,834,838	7,675	0.39%
Other liabilities	81,419			96,701
Total liabilities	8,252,942			7,931,539
Stockholders’ Equity
Common stock	766			761
Paid-in capital	748,851			736,398
Retained earnings	389,798			351,536
Accumulated other comprehensive (loss) income	(7,090)			7,168
Total stockholders’ equity	1,132,325			1,095,863
Total liabilities and stockholders’ equity	$9,385,267			$9,027,402
Net interest income (tax-equivalent)		$88,024			$84,499
Net interest spread (tax-equivalent)			4.00%			3.98%
Net interest margin (tax-equivalent)			4.03%			4.01%

__________

[1]	Includes tax effect of $1.4 million and $832 thousand on tax-exempt municipal loan and lease income for the three months ended March 31, 2017 and 2016, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $6.1 million and $6.6 million on tax-exempt investment securities income for the three months ended March 31, 2017 and 2016, respectively.

[4]	Includes tax effect of $338 thousand and $352 thousand on federal income tax credits for the three months ended March 31, 2017 and 2016, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Three Months ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(192)	(175)	(367)
Commercial loans (tax-equivalent)	6,943	(943)	6,000
Consumer and other loans	133	(42)	91
Investment securities (tax-equivalent)	(2,292)	(216)	(2,508)
Total interest income	4,592	(1,376)	3,216
Interest expense
NOW and DDA accounts	18	(64)	(46)
Savings accounts	17	25	42
Money market deposit accounts	26	(14)	12
Certificate accounts	(187)	(44)	(231)
Wholesale deposits	(44)	(88)	(132)
FHLB advances	(213)	71	(142)
Repurchase agreements and other borrowed funds	82	106	188
Total interest expense	(301)	(8)	(309)
Net interest income (tax-equivalent)	$4,893	(1,368)	3,525

Net interest income (tax-equivalent) increased $3.5 million for the three months ended March 31, 2017 compared to the same period in 2016. The interest income for the current quarter increased over the prior year first quarter primarily from increased growth of the Company’s commercial loan portfolio. Total interest expense remained relatively flat compared to the prior year with the majority of the change due to a decrease in FHLB borrowings and certificate accounts.

Effect of inflation and changing prices
Accounting principles generally accepted in the United States of America (“GAAP”) often requires the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power over time due to inflation. Virtually all assets of the Company are monetary in nature; therefore, interest rates generally have a more significant impact on a company’s performance than does the effect of inflation.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of March 31, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2016 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2016 Annual Report. The risks and uncertainties described in the 2016 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

May 2, 2017	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 2, 2017	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO