Form 10-Q
period 2017-06-30
GLACIER BANCORP INC
filed 2017-08-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 17, 2017 was 78,001,890. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee
ALLL or allowance – allowance for loan and lease losses
ASC – Accounting Standards CodificationTM
ATM – automated teller machine
Bank – Glacier Bank
Basel III – third installment of the Basel Accords
CCP – Core Consolidation Project
CDE – Certified Development Entity
CDFI Fund – Community Development Financial Institutions Fund
CEO – Chief Executive Officer
CFO – Chief Financial Officer
Collegiate – Columbine Capital Corp. and its subsidiary, Collegiate Peaks Bank
Company – Glacier Bancorp, Inc.
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
SEC – United States Securities and Exchange Commission
TDR – troubled debt restructuring
TSB – Treasure State Bank
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Assets
Cash on hand and in banks	$163,913	135,268
Interest bearing cash deposits	73,677	17,273
Cash and cash equivalents	237,590	152,541
Investment securities, available-for-sale	2,142,472	2,425,477
Investment securities, held-to-maturity	659,347	675,674
Total investment securities	2,801,819	3,101,151
Loans held for sale	37,726	72,927
Loans receivable	6,345,762	5,684,463
Allowance for loan and lease losses	(129,877)	(129,572)
Loans receivable, net	6,215,885	5,554,891
Premises and equipment, net	179,823	176,198
Other real estate owned	18,500	20,954
Accrued interest receivable	46,921	45,832
Deferred tax asset	59,186	67,121
Core deposit intangible, net	15,438	12,347
Goodwill	177,811	147,053
Non-marketable equity securities	23,995	25,550
Other assets	84,800	74,035
Total assets	$9,899,494	9,450,600
Liabilities
Non-interest bearing deposits	$2,234,058	2,041,852
Interest bearing deposits	5,563,905	5,330,427
Securities sold under agreements to repurchase	451,050	473,650
Federal Home Loan Bank advances	211,505	251,749
Other borrowed funds	5,817	4,440
Subordinated debentures	126,063	125,991
Accrued interest payable	3,535	3,584
Other liabilities	93,604	102,038
Total liabilities	8,689,537	8,333,731
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	780	765
Paid-in capital	796,707	749,107
Retained earnings - substantially restricted	406,771	374,379
Accumulated other comprehensive income (loss)	5,699	(7,382)
Total stockholders’ equity	1,209,957	1,116,869
Total liabilities and stockholders’ equity	$9,899,494	9,450,600
Number of common stock shares issued and outstanding	78,001,890	76,525,402

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Income
Investment securities	$21,379	23,037	43,318	46,920
Residential real estate loans	8,350	8,124	16,268	16,409
Commercial loans	56,182	47,002	106,152	91,505
Consumer and other loans	8,121	7,906	15,922	15,616
Total interest income	94,032	86,069	181,660	170,450
Interest Expense
Deposits	4,501	4,560	8,941	9,355
Securities sold under agreements to repurchase	443	275	825	593
Federal Home Loan Bank advances	1,734	1,665	3,244	3,317
Other borrowed funds	19	14	34	32
Subordinated debentures	1,077	910	2,096	1,802
Total interest expense	7,774	7,424	15,140	15,099
Net Interest Income	86,258	78,645	166,520	155,351
Provision for loan losses	3,013	—	4,611	568
Net interest income after provision for loan losses	83,245	78,645	161,909	154,783
Non-Interest Income
Service charges and other fees	17,495	15,772	33,128	30,453
Miscellaneous loan fees and charges	1,092	1,163	2,072	2,184
Gain on sale of loans	7,532	8,257	13,890	14,249
Loss on sale of investments	(522)	(220)	(622)	(112)
Other income	2,059	1,787	4,877	4,237
Total non-interest income	27,656	26,759	53,345	51,011
Non-Interest Expense
Compensation and employee benefits	39,498	37,560	78,744	74,501
Occupancy and equipment	6,560	6,443	13,206	13,119
Advertising and promotions	2,169	2,085	4,142	4,210
Data processing	3,411	3,938	6,535	7,311
Other real estate owned	442	214	715	604
Regulatory assessments and insurance	1,087	1,066	2,148	2,574
Core deposit intangibles amortization	639	788	1,240	1,585
Other expenses	11,503	12,367	21,923	22,913
Total non-interest expense	65,309	64,461	128,653	126,817
Income Before Income Taxes	45,592	40,943	86,601	78,977
Federal and state income tax expense	11,905	10,492	21,659	19,844
Net Income	$33,687	30,451	64,942	59,133
Basic earnings per share	$0.43	0.40	0.84	0.78
Diluted earnings per share	$0.43	0.40	0.84	0.78
Dividends declared per share	$0.21	0.20	0.42	0.40
Average outstanding shares - basic	77,546,236	76,170,734	77,061,867	76,148,493
Average outstanding shares - diluted	77,592,325	76,205,069	77,125,677	76,191,655

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income	$33,687	30,451	64,942	59,133
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	16,894	26,961	20,007	40,559
Reclassification adjustment for losses included in net income	457	118	596	57
Net unrealized gains on available-for-sale securities	17,351	27,079	20,603	40,616
Tax effect	(6,722)	(10,491)	(7,982)	(15,735)
Net of tax amount	10,629	16,588	12,621	24,881
Unrealized losses on derivatives used for cash flow hedges	(2,108)	(4,020)	(1,844)	(13,948)
Reclassification adjustment for losses included in net income	1,262	1,578	2,594	3,407
Net unrealized (losses) gains on derivatives used for cash flow hedges	(846)	(2,442)	750	(10,541)
Tax effect	328	946	(290)	4,084
Net of tax amount	(518)	(1,496)	460	(6,457)
Total other comprehensive income, net of tax	10,111	15,092	13,081	18,424
Total Comprehensive Income	$43,798	45,543	78,023	77,557

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2017 and 2016

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income	—	—	—	59,133	18,424	77,557
Cash dividends declared ($0.40 per share)	—	—	—	(30,560)	—	(30,560)
Stock issuances under stock incentive plans	85,292	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,012	—	—	1,012
Balance at June 30, 2016	76,171,580	$762	737,379	366,105	20,413	1,124,659
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Comprehensive income	—	—	—	64,942	13,081	78,023
Cash dividends declared ($0.42 per share)	—	—	—	(32,550)	—	(32,550)
Stock issued in connection with acquisition	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	94,827	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	942	—	—	942
Balance at June 30, 2017	78,001,890	$780	796,707	406,771	5,699	1,209,957

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Operating Activities
Net income	$64,942	59,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,611	568
Net amortization of investment securities premiums and discounts	11,232	13,423
Net accretion of purchase accounting adjustments	(4,994)	(4,128)
Loans held for sale originated or acquired	(417,973)	(481,713)
Proceeds from sales of loans held for sale	475,919	482,533
Gain on sale of loans	(13,890)	(14,249)
Loss on sale of investments	622	112
Bank-owned life insurance income, net	(660)	(534)
Stock-based compensation	2,395	1,588
Net tax benefits from stock-based compensation	(1,378)	(552)
Depreciation of premises and equipment	7,334	7,532
Gain on sale of other real estate owned and write-downs, net	(1,033)	(22)
Amortization of core deposit intangibles	1,240	1,585
Amortization of investments in variable interest entities	2,007	925
Net decrease (increase) in accrued interest receivable	7	(3,014)
Net decrease in other assets	6,536	5,629
Net decrease in accrued interest payable	(51)	(26)
Net decrease in other liabilities	(191)	(8,978)
Net cash provided by operating activities	136,675	59,812
Investing Activities
Sales of available-for-sale securities	111,003	20,539
Maturities, prepayments and calls of available-for-sale securities	224,664	319,271
Purchases of available-for-sale securities	(17,402)	(188,827)
Maturities, prepayments and calls of held-to-maturity securities	15,235	21,625
Purchases of held-to-maturity securities	—	(1,222)
Principal collected on loans	947,134	773,672
Loans originated or acquired	(1,327,095)	(1,070,512)
Net additions to premises and equipment	(5,179)	(5,053)
Proceeds from sale of other real estate owned	6,759	5,636
Proceeds from sale of non-marketable equity securities	42,500	53,705
Purchases of non-marketable equity securities	(39,399)	(51,000)
Proceeds from bank-owned life insurance	437	294
Investments in variable interest entities	(10,177)	(654)
Net cash paid in acquisition	(4,091)	—
Net cash used in investing activities	(55,611)	(122,526)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Financing Activities
Net increase in deposits	$128,827	142,886
Net decrease in securities sold under agreements to repurchase	(22,600)	(9,087)
Net decrease in short-term Federal Home Loan Bank advances	(62,800)	(40,000)
Repayments of long-term Federal Home Loan Bank advances	(227)	(25,241)
Net increase (decrease) in other borrowed funds	1,377	(36)
Cash dividends paid	(39,139)	(38,136)
Tax withholding payments for stock-based compensation	(1,453)	(592)
Net cash provided by financing activities	3,985	29,794
Net increase (decrease) in cash and cash equivalents	85,049	(32,920)
Cash and cash equivalents at beginning of period	152,541	193,253
Cash and cash equivalents at end of period	$237,590	160,333
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$15,191	15,129
Cash paid during the period for income taxes	18,449	18,252
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$345	602
Transfer of loans to other real estate owned	3,521	3,635
Dividends declared but not paid	16,548	15,317
Acquisition
Fair value of common stock shares issued	46,673	—
Cash consideration for outstanding shares	17,342	—
Fair value of assets acquired	355,230	—
Liabilities assumed	321,824	—

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including transaction and savings deposits, real estate, commercial, agriculture and consumer loans and mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2017, the results of operations and comprehensive income for the three and six month periods ended June 30, 2017 and 2016, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2017 and 2016. The condensed consolidated statement of financial condition of the Company as of December 31, 2016 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results anticipated for the year ending December 31, 2017.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of fourteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings, the information technology division includes the Bank’s internal data processing, and the centralized mortgage division includes mortgage loan servicing and secondary market sales. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

In April 2017, the Company completed its acquisition of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona (collectively, “Foothills”). In August 2016, the Company completed its acquisition of Treasure State Bank, a community bank based in Missoula, Montana. The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates.

Pending Acquisition
In June 2017, the Company announced the signing of a definitive agreement to acquire Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). Collegiate provides banking services to businesses and individuals in the Mountain and Front Range communities of Colorado, with banking offices located in Aurora, Buena Vista, Denver and Salida. As of June 30, 2017, Collegiate had total assets of $466,356,000, gross loans of $336,608,000 and total deposits of $398,605,000. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed during the first quarter of 2018. Upon closing of the transaction, Collegiate will be merged into Glacier Bank and will operate as a separate bank division under its existing name and management team.

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

In March 2017, FASB amended FASB ASC Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in the Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity should apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in the state and local governments category. The Company is currently evaluating the amount of the premium associated with debt securities that will be impacted by the amendments, the impact the amendments will have to the Company’s financial position and results of operations, and whether it will early adopt. The accounting policies and procedures will be modified after the Company has fully evaluated the standard, although significant changes are not expected.

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

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company has formed a project team and continues to review the standard for developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

In March 2016, FASB amended FASB ASC Topic 718, Compensation - Stock Compensation. The amendments in this Update address certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017. The amendments require entities to recognize all income tax effects related to share-based payment awards in the statement of operations when the awards vest or are settled. Previously, income tax benefits at the settlement of awards were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods. Such amounts are to be classified as an operating activity in the statement of cash flows instead of the prior accounting treatment, which required it to be classified as both an operating and a financing activity. The Company has elected to apply this classification change on a retrospective basis. Also in connection with the adoption of the Update, the Company has elected to change its accounting policy to recognize forfeitures as they occur. The requirement to report income tax effects in earnings has been applied to the settlement of awards on a prospective basis and the impact of applying the guidance reduced reported income tax expense for the six month period ended June 30, 2017 by $538,000, or approximately $0.01 per diluted common share. The implementation of the remaining provisions of the Update did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments will impact the Company in a few areas including requiring equity investments (with certain exclusions) to be measured at fair value with the changes recognized in net income, requirement to utilize an exit price when measuring the fair value of financial instruments, additional disclosures related to other comprehensive income, evaluation of a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets, and other disclosure changes. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material material effect on the Company’s financial position or results of operations since it does not have a material amount of equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. As of June 30, 2017, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principle: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the standard and the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Company’s financial position, results of operation, or disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is actively evaluating the standard and beginning to develop processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$35,774	30	(193)	35,611
U.S. government sponsored enterprises	19,161	122	(9)	19,274
State and local governments	646,916	24,580	(3,593)	667,903
Corporate bonds	421,208	1,423	(262)	422,369
Residential mortgage-backed securities	894,877	4,265	(2,778)	896,364
Commercial mortgage-backed securities	101,258	178	(485)	100,951
Total available-for-sale	2,119,194	30,598	(7,320)	2,142,472
Held-to-maturity
State and local governments	659,347	26,045	(6,897)	678,495
Total held-to-maturity	659,347	26,045	(6,897)	678,495
Total investment securities	$2,778,541	56,643	(14,217)	2,820,967

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$39,554	15	(162)	39,407
U.S. government sponsored enterprises	19,557	55	(42)	19,570
State and local governments	775,395	20,941	(9,963)	786,373
Corporate bonds	471,569	1,175	(793)	471,951
Residential mortgage-backed securities	1,014,518	2,744	(9,747)	1,007,515
Commercial mortgage-backed securities	102,209	30	(1,578)	100,661
Total available-for-sale	2,422,802	24,960	(22,285)	2,425,477
Held-to-maturity
State and local governments	675,674	21,400	(7,985)	689,089
Total held-to-maturity	675,674	21,400	(7,985)	689,089
Total investment securities	$3,098,476	46,360	(30,270)	3,114,566

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2017. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$173,687	173,917	—	—
Due after one year through five years	344,407	346,022	1,702	1,761
Due after five years through ten years	219,792	229,630	64,115	66,745
Due after ten years	385,173	395,588	593,530	609,989
	1,123,059	1,145,157	659,347	678,495
Mortgage-backed securities [1]	996,135	997,315	—	—
Total	$2,119,194	2,142,472	659,347	678,495
__________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Available-for-sale
Proceeds from sales and calls of investment securities	$104,172	29,861	112,663	88,484
Gross realized gains [1]	3,057	143	3,067	943
Gross realized losses [1]	(3,514)	(261)	(3,663)	(1,000)
Held-to-maturity
Proceeds from calls of investment securities	7,445	10,470	15,235	21,625
Gross realized gains [1]	72	44	153	91
Gross realized losses [1]	(137)	(146)	(179)	(146)
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$3,799	(23)	20,347	(170)	24,146	(193)
U.S. government sponsored enterprises	3,460	(9)	—	—	3,460	(9)
State and local governments	108,608	(1,436)	46,043	(2,157)	154,651	(3,593)
Corporate bonds	114,851	(254)	6,045	(8)	120,896	(262)
Residential mortgage-backed securities	363,572	(2,576)	18,090	(202)	381,662	(2,778)
Commercial mortgage-backed securities	69,314	(485)	—	—	69,314	(485)
Total available-for-sale	$663,604	(4,783)	90,525	(2,537)	754,129	(7,320)
Held-to-maturity
State and local governments	$32,640	(642)	82,953	(6,255)	115,593	(6,897)
Total held-to-maturity	$32,640	(642)	82,953	(6,255)	115,593	(6,897)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,718	(24)	26,239	(138)	32,957	(162)
U.S. government sponsored enterprises	6,049	(42)	—	—	6,049	(42)
State and local governments	222,700	(4,949)	81,783	(5,014)	304,483	(9,963)
Corporate bonds	174,821	(774)	6,141	(19)	180,962	(793)
Residential mortgage-backed securities	688,811	(9,079)	29,957	(668)	718,768	(9,747)
Commercial mortgage-backed securities	89,298	(1,578)	—	—	89,298	(1,578)
Total available-for-sale	$1,188,397	(16,446)	144,120	(5,839)	1,332,517	(22,285)
Held-to-maturity
State and local governments	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)
Total held-to-maturity	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)

Based on an analysis of its investment securities with unrealized losses as of June 30, 2017 and December 31, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At June 30, 2017, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2017	December 31, 2016
Residential real estate loans	$712,726	674,347
Commercial loans
Real estate	3,393,753	2,990,141
Other commercial	1,549,067	1,342,250
Total	4,942,820	4,332,391
Consumer and other loans
Home equity	445,245	434,774
Other consumer	244,971	242,951
Total	690,216	677,725
Loans receivable	6,345,762	5,684,463
Allowance for loan and lease losses	(129,877)	(129,572)
Loans receivable, net	$6,215,885	5,554,891
Net deferred origination (fees) costs included in loans receivable	$(1,166)	(1,228)
Net purchase accounting (discounts) premiums included in loans receivable	$(19,317)	(12,144)
Weighted-average interest rate on loans (tax-equivalent)	4.78%	4.77%

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,226	11,535	64,753	39,157	7,679	6,102
Provision for loan losses	3,013	(10)	4,559	(1,934)	229	169
Charge-offs	(4,589)	(21)	(1,146)	(650)	(347)	(2,425)
Recoveries	2,227	18	337	411	101	1,360
Balance at end of period	$129,877	11,522	68,503	36,984	7,662	5,206

	Three Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$130,071	13,196	67,046	36,054	8,149	5,626
Provision for loan losses	—	699	(2,617)	717	447	754
Charge-offs	(1,369)	(255)	(34)	(386)	31	(725)
Recoveries	3,684	26	2,414	646	2	596
Balance at end of period	$132,386	13,666	66,809	37,031	8,629	6,251

	Six Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	4,611	(936)	4,189	(145)	358	1,145
Charge-offs	(8,818)	(43)	(2,034)	(1,481)	(443)	(4,817)
Recoveries	4,512	65	575	787	175	2,910
Balance at end of period	$129,877	11,522	68,503	36,984	7,662	5,206

	Six Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	568	(450)	(3,490)	4,440	(346)	414
Charge-offs	(2,532)	(355)	(287)	(726)	(198)	(966)
Recoveries	4,653	44	2,709	792	175	933
Balance at end of period	$132,386	13,666	66,809	37,031	8,629	6,251

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$3,081	297	784	1,189	143	668
Collectively evaluated for impairment	126,796	11,225	67,719	35,795	7,519	4,538
Total allowance for loan and lease losses	$129,877	11,522	68,503	36,984	7,662	5,206
Loans receivable
Individually evaluated for impairment	$126,416	13,339	83,697	21,543	4,726	3,111
Collectively evaluated for impairment	6,219,346	699,387	3,310,056	1,527,524	440,519	241,860
Total loans receivable	$6,345,762	712,726	3,393,753	1,549,067	445,245	244,971

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$6,881	856	922	4,419	296	388
Collectively evaluated for impairment	122,691	11,580	64,851	33,404	7,276	5,580
Total allowance for loan and lease losses	$129,572	12,436	65,773	37,823	7,572	5,968
Loans receivable
Individually evaluated for impairment	$130,263	11,612	85,634	23,950	5,934	3,133
Collectively evaluated for impairment	5,554,200	662,735	2,904,507	1,318,300	428,840	239,818
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three or Six Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,292	2,890	5,026	7,501	391	1,484
Unpaid principal balance	17,949	2,998	5,338	7,646	453	1,514
Specific valuation allowance	3,081	297	784	1,189	143	668
Average balance - three months	18,585	2,891	5,152	8,777	469	1,296
Average balance - six months	19,766	2,847	6,478	8,789	424	1,228
Loans without a specific valuation allowance
Recorded balance	$109,124	10,449	78,671	14,042	4,335	1,627
Unpaid principal balance	131,490	11,344	97,184	16,354	4,906	1,702
Average balance - three months	112,166	10,303	79,422	15,519	5,119	1,803
Average balance - six months	110,822	9,819	78,450	15,392	5,279	1,882
Total
Recorded balance	$126,416	13,339	83,697	21,543	4,726	3,111
Unpaid principal balance	149,439	14,342	102,522	24,000	5,359	3,216
Specific valuation allowance	3,081	297	784	1,189	143	668
Average balance - three months	130,751	13,194	84,574	24,296	5,588	3,099
Average balance - six months	130,588	12,666	84,928	24,181	5,703	3,110

	At or for the Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$22,128	2,759	9,129	8,814	334	1,092
Unpaid principal balance	22,374	2,825	9,130	8,929	345	1,145
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	26,745	4,942	10,441	9,840	257	1,265
Loans without a specific valuation allowance
Recorded balance	$108,135	8,853	76,505	15,136	5,600	2,041
Unpaid principal balance	131,059	9,925	94,180	17,724	7,120	2,110
Average balance	108,827	12,858	72,323	15,537	6,004	2,105
Total
Recorded balance	$130,263	11,612	85,634	23,950	5,934	3,133
Unpaid principal balance	153,433	12,750	103,310	26,653	7,465	3,255
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	135,572	17,800	82,764	25,377	6,261	3,370

Interest income recognized on impaired loans for the six months ended June 30, 2017 and 2016 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$22,529	590	12,596	4,615	2,781	1,947
Accruing loans 60-89 days past due	8,595	1,228	3,338	2,913	818	298
Accruing loans 90 days or more past due	3,198	398	759	734	554	753
Non-accrual loans	47,183	5,698	30,386	7,125	3,661	313
Total past due and non-accrual loans	81,505	7,914	47,079	15,387	7,814	3,311
Current loans receivable	6,264,257	704,812	3,346,674	1,533,680	437,431	241,660
Total loans receivable	$6,345,762	712,726	3,393,753	1,549,067	445,245	244,971

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,599	6,338	5,079	5,388	2,439	1,355
Accruing loans 60-89 days past due	5,018	1,398	754	1,352	844	670
Accruing loans 90 days or more past due	1,099	266	145	283	191	214
Non-accrual loans	49,332	4,528	30,216	8,817	5,240	531
Total past due and non-accrual loans	76,048	12,530	36,194	15,840	8,714	2,770
Current loans receivable	5,608,415	661,817	2,953,947	1,326,410	426,060	240,181
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	7	1	4	1	1	—
Pre-modification recorded balance	$12,401	55	12,035	286	25	—
Post-modification recorded balance	$9,719	55	9,353	286	25	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	19	—	5	13	1	—
Pre-modification recorded balance	$4,912	—	2,147	2,704	61	—
Post-modification recorded balance	$4,936	—	2,147	2,728	61	—
TDRs that subsequently defaulted
Number of loans	11	1	1	3	—	6
Recorded balance	$2,933	1,918	570	316	—	129

	Six Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	17	3	6	5	2	1
Pre-modification recorded balance	$21,956	335	12,617	8,816	178	10
Post-modification recorded balance	$19,274	335	9,935	8,816	178	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

	Six Months ended June 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	22	—	6	14	2	—
Pre-modification recorded balance	$13,871	—	2,203	11,459	209	—
Post-modification recorded balance	$13,895	—	2,203	11,483	209	—
TDRs that subsequently defaulted
Number of loans	11	1	1	3	—	6
Recorded balance	$2,933	1,918	570	316	—	129

The modifications for the TDRs that occurred during the six months ended June 30, 2017 and 2016 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $4,170,000 and $3,649,000 for the six months ended June 30, 2017 and 2016, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in home equity and residential real estate for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had $1,748,000 and $1,770,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2017 and December 31, 2016, the Company had $3,145,000 and $2,699,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net carrying value at beginning of period	$147,053	140,638	147,053	140,638
Acquisitions and adjustments	30,758	—	30,758	—
Net carrying value at end of period	$177,811	140,638	177,811	140,638

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Gross carrying value	$217,970	187,212
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$177,811	147,053
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

(Dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Loans receivable	$49,084	36,950
Accrued interest receivable	93	120
Other assets	2,983	1,984
Total assets	$52,160	39,054
Liabilities
Other borrowed funds	$5,520	4,105
Accrued interest payable	1	2
Other liabilities	5	27
Total liabilities	$5,526	4,134

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $8,580,000 and $7,282,000 as of June 30, 2017 and December 31, 2016, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $23,512,000 at June 30, 2017, of which $15,176,000 is expected to be fulfilled in 2017 and $8,336,000 is expected to be fulfilled in 2018. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2017.

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Amortization expense	$640	354	1,143	609
Tax credits and other tax benefits recognized	976	431	1,752	823

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $451,050,000 and $473,650,000 at June 30, 2017 and December 31, 2016, respectively, and are secured by investment securities with carrying values of $533,428,000 and $472,239,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$440,955	—	440,955
Commercial mortgage-backed securities	10,095	—	10,095
Total	$451,050	—	451,050

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$471,706	643	472,349
Commercial mortgage-backed securities	1,301	—	1,301
Total	$473,007	643	473,650

Note 7. Derivatives and Hedging Activities

As of June 30, 2017, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits as the cash flow hedge and these deposits were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the six months ended June 30, 2017 and 2016. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $3,973,000 and $3,995,000 for the six months ended June 30, 2017 and 2016, respectively, and is reported as a component of interest expense on deposits. Unless the interest rate swaps are terminated during the next year, the Company expects $4,852,000 of the unrealized loss reported in other comprehensive income at June 30, 2017 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps
Amount of loss recognized in OCI (effective portion)	$(2,108)	(4,020)	(1,844)	(13,948)
Amount of loss reclassified from OCI to interest expense	(1,262)	(1,578)	(2,594)	(3,407)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$13,975	—	13,975	14,725	—	14,725

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $26,519,000 at June 30, 2017. There was $0 collateral pledged from the counterparty to the Company as of June 30, 2017. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Debit card expenses	$1,794	2,252	3,512	4,101
Consulting and outside services	1,600	1,492	3,020	2,506
Employee expenses	1,143	925	1,932	1,504
Telephone	934	983	1,911	1,943
Loan expenses	722	955	1,613	1,738
VIE amortization and other expenses	948	402	1,412	1,041
Postage	636	790	1,361	1,670
Printing and supplies	668	728	1,308	1,671
Accounting and audit fees	530	309	1,042	700
Business development	453	543	793	885
Legal fees	446	474	786	711
Checking and operating expenses	362	998	727	1,692
ATM expenses	382	263	694	518
Other	885	1,253	1,812	2,233
Total other expenses	$11,503	12,367	21,923	22,913

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive income (loss) before reclassifications	24,846	(8,544)	16,302
Amounts reclassified from accumulated other comprehensive income (loss)	35	2,087	2,122
Net current period other comprehensive income (loss)	24,881	(6,457)	18,424
Balance at June 30, 2016	$38,816	(18,403)	20,413
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income (loss) before reclassifications	12,256	(1,129)	11,127
Amounts reclassified from accumulated other comprehensive income (loss)	365	1,589	1,954
Net current period other comprehensive income	12,621	460	13,081
Balance at June 30, 2017	$14,260	(8,561)	5,699

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income available to common stockholders, basic and diluted	$33,687	30,451	64,942	59,133
Average outstanding shares - basic	77,546,236	76,170,734	77,061,867	76,148,493
Add: dilutive restricted stock awards	46,089	34,335	63,810	43,162
Average outstanding shares - diluted	77,592,325	76,205,069	77,125,677	76,191,655
Basic earnings per share	$0.43	0.40	0.84	0.78
Diluted earnings per share	$0.43	0.40	0.84	0.78

There were no restricted stock awards excluded from the diluted average outstanding share calculation for the six months ended June 30, 2017 and 2016. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2017 and 2016.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2017.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$35,611	—	35,611	—
U.S. government sponsored enterprises	19,274	—	19,274	—
State and local governments	667,903	—	667,903	—
Corporate bonds	422,369	—	422,369	—
Residential mortgage-backed securities	896,364	—	896,364	—
Commercial mortgage-backed securities	100,951	—	100,951	—
Total assets measured at fair value on a recurring basis	$2,142,472	—	2,142,472	—
Interest rate swaps	$13,975	—	13,975	—
Total liabilities measured at fair value on a recurring basis	$13,975	—	13,975	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$39,407	—	39,407	—
U.S. government sponsored enterprises	19,570	—	19,570	—
State and local governments	786,373	—	786,373	—
Corporate bonds	471,951	—	471,951	—
Residential mortgage-backed securities	1,007,515	—	1,007,515	—
Commercial mortgage-backed securities	100,661	—	100,661	—
Total assets measured at fair value on a recurring basis	$2,425,477	—	2,425,477	—
Interest rate swaps	$14,725	—	14,725	—
Total liabilities measured at fair value on a recurring basis	$14,725	—	14,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2017.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$785	—	—	785
Collateral-dependent impaired loans, net of ALLL	8,107	—	—	8,107
Total assets measured at fair value on a non-recurring basis	$8,892	—	—	8,892

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,839	—	—	7,839
Collateral-dependent impaired loans, net of ALLL	5,664	—	—	5,664
Total assets measured at fair value on a non-recurring basis	$13,503	—	—	13,503

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2017	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$785	Sales comparison approach	Selling costs	8.0% - 10.0% (8.9%)
Collateral-dependent impaired loans, net of ALLL	$5	Cost approach	Selling costs	20.0% - 20.0% (20.0%)
	2,198	Sales comparison approach	Selling costs	8.0% - 15.0% (9.8%)
	5,904	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$8,107

	Fair Value December 31, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$7,767	Sales comparison approach	Selling costs	6.0% - 10.0% (6.9%)
			Adjustment to comparables	0.0% - 10.0% (0.1%)
	72	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	10.0% - 10.0% (10.0%)
$7,839
Collateral-dependent impaired loans, net of ALLL	$110	Cost approach	Selling costs	6.0% - 20.0% (6.6%)
	1,982	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	3,572	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$237,590	237,590	—	—
Investment securities, available-for-sale	2,142,472	—	2,142,472	—
Investment securities, held-to-maturity	659,347	—	678,495	—
Loans held for sale	37,726	37,726	—	—
Loans receivable, net of ALLL	6,215,885	—	6,001,018	123,335
Accrued interest receivable	46,921	46,921	—	—
Non-marketable equity securities	23,995	—	23,995	—
Total financial assets	$9,363,936	322,237	8,845,980	123,335
Financial liabilities
Deposits	$7,797,963	6,620,121	1,179,662	—
FHLB advances	211,505	—	217,225	—
Repurchase agreements and other borrowed funds	456,867	—	456,867	—
Subordinated debentures	126,063	—	90,807	—
Accrued interest payable	3,535	3,535	—	—
Interest rate swaps	13,975	—	13,975	—
Total financial liabilities	$8,609,908	6,623,656	1,958,536	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$152,541	152,541	—	—
Investment securities, available-for-sale	2,425,477	—	2,425,477	—
Investment securities, held-to-maturity	675,674	—	689,089	—
Loans held for sale	72,927	72,927	—	—
Loans receivable, net of ALLL	5,554,891	—	5,380,286	123,382
Accrued interest receivable	45,832	45,832	—	—
Non-marketable equity securities	25,550	—	25,550	—
Total financial assets	$8,952,892	271,300	8,520,402	123,382
Financial liabilities
Deposits	$7,372,279	6,090,879	1,283,532	—
FHLB advances	251,749	—	257,643	—
Repurchase agreements and other borrowed funds	478,090	—	478,090	—
Subordinated debentures	125,991	—	85,557	—
Accrued interest payable	3,584	3,584	—	—
Interest rate swaps	14,725	—	14,725	—
Total financial liabilities	$8,246,418	6,094,463	2,119,547	—

Note 12. Mergers and Acquisitions

On April 30, 2017, the Company acquired 100 percent of the outstanding common stock of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona. Foothills provides banking services to individuals and businesses in Arizona, with banking offices located in Yuma, Prescott and Casa Grande, Arizona. The acquisition expands the Company’s market into the state of Arizona and further diversifies the Company’s loan, customer and deposit base. Foothills merged into Glacier Bank and operates as a separate Bank division under its existing name and management team. The Foothills acquisition was valued at $64,015,000 and resulted in the Company issuing 1,381,661 shares of its common stock and $17,342,000 in cash in exchange for all of Foothills’ outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2017 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Foothills. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of Foothills were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the April 30, 2017 acquisition date and Foothills’ results of operations have been included in the Company’s consolidated statements of operations since that date.

The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the Foothills acquisition:

(Dollars in thousands)	April 30, 2017
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$46,673
Cash consideration for outstanding shares	17,342
Contingent consideration	—
Total fair value of consideration transferred	64,015
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	13,251
Investment securities	25,420
Loans receivable	292,529
Core deposit intangible [1]	4,331
Accrued income and other assets	19,699
Total identifiable assets acquired	355,230
Liabilities assumed
Deposits	296,760
FHLB advances	22,800
Accrued expenses and other liabilities	2,264
Total liabilities assumed	321,824
Total identifiable net assets	33,406
Goodwill recognized	$30,609
________
1 The core deposit intangible for this acquisition was determined to have an estimated life of 10 years.

The fair value of the Foothills assets acquired includes loans with fair values of $292,529,000 and the gross principal and contractual interest due under the Foothills contracts is $303,527,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount is not expected to be collectible.

The Company incurred $785,000 of third-party acquisition-related costs in connection with the Foothills acquisition during the six months ended June 30, 2017. The expenses are primarily included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of Foothills was approximately $3,789,000 and net income was approximately $750,000 from April 30, 2017 to June 30, 2017. The following unaudited pro forma summary presents consolidated information of the Company as if the Foothills acquisition had occurred on January 1, 2016:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income and non-interest income	$115,215	108,848	225,071	213,308
Net income	30,527	31,206	62,752	60,788

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2017	Mar 31, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Operating results
Net income	$33,687	31,255	30,451	64,942	59,133
Basic earnings per share	$0.43	0.41	0.40	0.84	0.78
Diluted earnings per share	$0.43	0.41	0.40	0.84	0.78
Dividends declared per share	$0.21	0.21	0.20	0.42	0.40
Market value per share
Closing	$36.61	33.93	26.58	36.61	26.58
High	$36.72	38.03	27.68	38.03	27.68
Low	$32.06	32.47	24.31	32.06	22.19
Selected ratios and other data
Number of common stock shares outstanding	78,001,890	76,619,952	76,171,580	78,001,890	76,171,580
Average outstanding shares - basic	77,546,236	76,572,116	76,170,734	77,061,867	76,148,493
Average outstanding shares - diluted	77,592,325	76,633,283	76,205,069	77,125,677	76,191,655
Return on average assets (annualized)	1.39%	1.35%	1.34%	1.37%	1.31%
Return on average equity (annualized)	11.37%	11.19%	10.99%	11.28%	10.76%
Efficiency ratio	52.89%	55.57%	56.10%	54.17%	56.31%
Dividend payout ratio	48.84%	51.22%	50.00%	50.00%	51.28%
Loan to deposit ratio	81.86%	78.91%	76.92%	81.86%	76.92%
Number of full time equivalent employees	2,265	2,224	2,210	2,265	2,210
Number of locations	145	142	143	145	143
Number of ATMs	165	161	167	165	167

The Company reported net income of $33.7 million for the current quarter, an increase of $3.2 million, or 11 percent, from the $30.5 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.43 per share, an increase of $0.03, or 8 percent, from the prior year second quarter diluted earnings per share of $0.40. Included in the current quarter was $867 thousand of acquisition-related expenses.

Net income for the six months ended June 30, 2017 was $64.9 million, an increase of $5.8 million, or 10 percent, from the $59.1 million of net income for the first six months of the prior year. Diluted earnings per share for the first half of 2017 was $0.84 per share, an increase of $0.06, or 8 percent, from the diluted earnings per share of $0.78 for the same period in the prior year.

Acquisitions
On June 6, 2017, the Company announced the signing of a definitive agreement to acquire Columbine Capital Corp., the holding company for Collegiate Peaks Bank, a community bank in Buena Vista, Colorado (collectively, “Collegiate”). As of June 30, 2017, Collegiate had total assets of $466 million, gross loans of $337 million and total deposits of $399 million. The acquisition marks the Company’s 19th acquisition since 2000, its eighth transaction in the past five years, and its fourth transaction in the state of Colorado. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed during the first quarter of 2018. Upon closing of the transaction, Collegiate will be merged into Glacier Bank and will operate as a separate Bank division under its existing name and management team.

On April 30, 2017, the Company completed the acquisition of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank (collectively, “Foothills”), which resulted in goodwill of $30.6 million. The Company’s results of operations and financial condition include the acquisition of Foothills from the acquisition date. For additional information regarding this acquisition, see Note 12 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.” The following table provides information on the fair value of selected classifications of Foothills’ assets and liabilities acquired:

(Dollars in thousands)	April 30, 2017
Total assets	$385,839
Investment securities	25,420
Loans receivable	292,529
Non-interest bearing deposits	97,527
Interest bearing deposits	199,233
Federal Home Loan Bank advances	22,800

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Cash and cash equivalents	$237,590	234,004	152,541	3,586	85,049
Investment securities, available-for-sale	2,142,472	2,314,521	2,425,477	(172,049)	(283,005)
Investment securities, held-to-maturity	659,347	667,388	675,674	(8,041)	(16,327)
Total investment securities	2,801,819	2,981,909	3,101,151	(180,090)	(299,332)
Loans receivable
Residential real estate	712,726	685,458	674,347	27,268	38,379
Commercial real estate	3,393,753	3,056,372	2,990,141	337,381	403,612
Other commercial	1,549,067	1,462,110	1,342,250	86,957	206,817
Home equity	445,245	433,554	434,774	11,691	10,471
Other consumer	244,971	239,480	242,951	5,491	2,020
Loans receivable	6,345,762	5,876,974	5,684,463	468,788	661,299
Allowance for loan and lease losses	(129,877)	(129,226)	(129,572)	(651)	(305)
Loans receivable, net	6,215,885	5,747,748	5,554,891	468,137	660,994
Other assets	644,200	590,247	642,017	53,953	2,183
Total assets	$9,899,494	9,553,908	9,450,600	345,586	448,894

Total investment securities of $2.802 billion at June 30, 2017 decreased $180 million, or 6 percent, during the current quarter and decreased $367 million, or 12 percent, from the prior year second quarter. The decrease in the investment portfolio resulted from the Company continuing to redeploy the investment securities portfolio cash flow into the Company’s higher yielding loan portfolio. Investment securities represented 28 percent of total assets at June 30, 2017 compared to 33 percent of total assets at December 31, 2016 and 34 percent of total assets at June 30, 2016.

Excluding the Foothills acquisition, the Company experienced another strong quarter for loan growth with an increase of $176 million, or 12 percent annualized, during the current quarter. The loan category with the largest dollar increase was commercial real estate loans which increased $107 million, or 4 percent. Excluding the Foothills acquisition and the acquisition of Treasure State Bank (“TSB”) in August of 2016, the loan portfolio increased $623 million, or 12 percent, since June 30, 2016 with the primary increases coming from growth in commercial real estate and other commercial loans of $365 million and $255 million, respectively.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Deposits
Non-interest bearing deposits	$2,234,058	2,049,476	2,041,852	184,582	192,206
NOW and DDA accounts	1,717,351	1,596,353	1,588,550	120,998	128,801
Savings accounts	1,059,717	1,035,023	996,061	24,694	63,656
Money market deposit accounts	1,608,994	1,516,731	1,464,415	92,263	144,579
Certificate accounts	886,504	941,628	948,714	(55,124)	(62,210)
Core deposits, total	7,506,624	7,139,211	7,039,592	367,413	467,032
Wholesale deposits	291,339	340,946	332,687	(49,607)	(41,348)
Deposits, total	7,797,963	7,480,157	7,372,279	317,806	425,684
Securities sold under agreements to repurchase	451,050	497,187	473,650	(46,137)	(22,600)
Federal Home Loan Bank advances	211,505	211,627	251,749	(122)	(40,244)
Other borrowed funds	5,817	8,894	4,440	(3,077)	1,377
Subordinated debentures	126,063	126,027	125,991	36	72
Other liabilities	97,139	94,776	105,622	2,363	(8,483)
Total liabilities	$8,689,537	8,418,668	8,333,731	270,869	355,806

Excluding the Foothills acquisition, core deposits increased $70.7 million, or 1 percent, from the prior quarter with an increase of $87 million, or 4 percent, in non-interest bearing deposits. Excluding the Foothills and TSB acquisitions, core deposits increased $401 million, or 6 percent, from June 30, 2016 with the primary increase in non-interest bearing deposits which grew $217 million.

Securities sold under agreements to repurchase (“repurchase agreements”) of $451 million at June 30, 2017 decreased $46.1 million, or 9 percent, from the prior quarter and increased $36.7 million, or 9 percent, from the prior year second quarter. Federal Home Loan Bank (“FHLB”) advances of $212 million at June 30, 2017 were stable compared to the prior quarter and decreased $117 million, or 36 percent, from the prior year second quarter due to the increase in deposits.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Common equity	$1,204,258	1,139,652	1,124,251	64,606	80,007
Accumulated other comprehensive (loss) income	5,699	(4,412)	(7,382)	10,111	13,081
Total stockholders’ equity	1,209,957	1,135,240	1,116,869	74,717	93,088
Goodwill and core deposit intangible, net	(193,249)	(158,799)	(159,400)	(34,450)	(33,849)
Tangible stockholders’ equity	$1,016,708	976,441	957,469	40,267	59,239

Stockholders’ equity to total assets	12.22%	11.88%	11.82%
Tangible stockholders’ equity to total tangible assets	10.47%	10.39%	10.31%
Book value per common share	$15.51	14.82	14.59	0.69	0.92
Tangible book value per common share	$13.03	12.74	12.51	0.29	0.52

Tangible stockholders’ equity of $1.017 billion at June 30, 2017 increased $40.3 million, or 4 percent, from the prior quarter primarily as a result of earnings retention, $46.7 million of Company stock issued in connection with the Foothills acquisition and an increase in accumulated other comprehensive income. Tangible stockholders’ equity increased $45.7 million, or 5 percent, from a year ago, the result of earnings retention and $57.1 million of Company stock issued in connection with the Foothills and TSB acquisitions; such increases more than offset the increase in goodwill and core deposit intangibles and the decrease in accumulated other comprehensive income. Tangible book value per common share at quarter end increased $0.29 per share from the prior quarter and increased $0.28 per share from a year ago.

Cash Dividend
On June 28, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share, an increase of $0.01 per share, or 5 percent, over the prior year second quarter. The dividend was payable July 21, 2017 to shareholders of record on July 12, 2017. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2017
Compared to March 31, 2017 and June 30, 2016

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2016
Net interest income
Interest income	$94,032	87,628	86,069	6,404	7,963
Interest expense	7,774	7,366	7,424	408	350
Total net interest income	86,258	80,262	78,645	5,996	7,613
Non-interest income
Service charges and other fees	17,495	15,633	15,772	1,862	1,723
Miscellaneous loan fees and charges	1,092	980	1,163	112	(71)
Gain on sale of loans	7,532	6,358	8,257	1,174	(725)
Loss on sale of investments	(522)	(100)	(220)	(422)	(302)
Other income	2,059	2,818	1,787	(759)	272
Total non-interest income	27,656	25,689	26,759	1,967	897
	$113,914	105,951	105,404	7,963	8,510
Net interest margin (tax-equivalent)	4.12%	4.03%	4.06%

Net Interest Income
In the current quarter, interest income of $94.0 million increased $6.4 million, or 7 percent, from the prior quarter with the primary increase from commercial loans which increased $6.2 million, or 12 percent. Current quarter interest income increased $8.0 million, or 9 percent, over the prior year second quarter. Current quarter interest income on commercial loans increased $9.2 million, or 20 percent, from the prior year second quarter which more than offset the $1.7 million decrease in investment interest income.

The current quarter interest expense of $7.8 million increased $408 thousand, or 6 percent, from the prior quarter and increased $350 thousand, or 5 percent, from the prior year second quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 37 basis points compared to 37 basis points for the prior quarter and 38 basis points for the prior year second quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.12 percent compared to 4.03 percent in the prior quarter. The 9 basis points increase in the net interest margin included a 5 basis point increase from discount accretion on acquired loans. The increase in margin was also attributable to an increase in loan yields and the continuing shift of lower yielding investments to higher yielding loans. The current quarter net interest margin increased 6 basis points over the prior year second quarter net interest margin of 4.06 percent, due to a decrease in cost of funds and the remix of earning assets to higher yielding loans.

Non-interest Income
Non-interest income for the current quarter totaled $27.7 million, an increase of $2.0 million, or 8 percent, from the prior quarter and an increase of $897 thousand, or 3 percent, over the same quarter last year. Service charges and other fees of $17.5 million, increased by $1.9 million, or 12 percent, from the prior quarter primarily from seasonal activity and increased $1.7 million, or 11 percent, from the prior year second quarterly from the increased number of accounts. Gain on sale of loans for the current quarter increased $1.2 million, or 18 percent, from the prior quarter as a result of seasonal activity. Gain on sale of loans for the current quarter decreased $725 thousand, or 9 percent, from the prior year second quarter primarily due to less mortgage refinance activity. Other income of $2.1 million, decreased $759 thousand, or 27 percent, over the prior quarter principally due to the prior quarter gain on sale of other real estate owned (“OREO”).

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2016
Compensation and employee benefits	$39,498	39,246	37,560	252	1,938
Occupancy and equipment	6,560	6,646	6,443	(86)	117
Advertising and promotions	2,169	1,973	2,085	196	84
Data processing	3,411	3,124	3,938	287	(527)
Other real estate owned	442	273	214	169	228
Regulatory assessments and insurance	1,087	1,061	1,066	26	21
Core deposit intangibles amortization	639	601	788	38	(149)
Other expenses	11,503	10,420	12,367	1,083	(864)
Total non-interest expense	$65,309	63,344	64,461	1,965	848

During 2016, the Company consolidated its Bank divisions’ individual core database systems into a single core database and re-issued debit cards with chip technology (the Core Consolidation Project or “CCP”). Expenses related to CCP were $1.3 million during the second quarter of 2016. Excluding CCP expenses, non-interest expense for the current quarter increased $2.2 million, or 3 percent, over the prior year second quarter.

Compensation and employee benefits for the current quarter increased by $1.9 million, or 5 percent, from the prior year second quarter due to salary increases and the increased number of employees from acquisitions. Outsourced data processing expense increased $287 thousand, or 9 percent, from the prior quarter due to Foothills which will not be converted to the Company’s core system until fourth quarter of 2017. Outsourced data processing expense decreased $527, or 13 percent, from the prior year second quarter as a result of decreased costs associated with CCP. The current quarter other expenses increased $1.1 million over the prior quarter primarily from expenses connected with equity investments in New Markets Tax Credit (“NMTC”) projects. Current quarter other expenses decreased $864 thousand, or 7 percent, from the prior year second quarter which was due to decreased costs from CCP.

Efficiency Ratio
The current quarter efficiency ratio was 52.89 percent, a 268 basis points decrease from the prior quarter efficiency ratio of 55.57 percent and a decrease of 321 basis points from the prior year second quarter ratio of 56.10 percent. The decrease in the efficiency ratio compared to the prior quarter and the prior year was primarily attributable to the increase in net interest income primarily due to higher commercial interest income.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2017	$3,013	$2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%
Third quarter 2015	826	577	2.68%	0.37%	0.97%

Net charge-offs for the current quarter were $2.4 million compared to $1.9 million for the prior quarter and net recoveries of $2.3 million from the same quarter last year. There was $3.0 million of current quarter provision for loan losses, compared to $1.6 million in the prior quarter and no provision in the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results For Six Months ended June 30, 2017
Compared to June 30, 2016

Income Summary
The following table summarizes revenue for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016
Net interest income
Interest income	$181,660	$170,450	$11,210	7%
Interest expense	15,140	15,099	41	—%
Total net interest income	166,520	155,351	11,169	7%
Non-interest income
Service charges and other fees	33,128	30,453	2,675	9%
Miscellaneous loan fees and charges	2,072	2,184	(112)	(5)%
Gain on sale of loans	13,890	14,249	(359)	(3)%
Loss on sale of investments	(622)	(112)	(510)	455%
Other income	4,877	4,237	640	15%
Total non-interest income	53,345	51,011	2,334	5%
	$219,865	$206,362	$13,503	7%
Net interest margin (tax-equivalent)	4.08%	4.04%

Net Interest Income
Interest income for the first six months of the current year increased $11.2 million, or 7 percent, from the prior year first six months and was principally due to a $14.6 million increase in income from commercial loans which more than offset the decrease of $3.6 million in interest income on investments.

Interest expense of $15.1 million for the first six months of the current year increased $41 thousand over the the same period in the prior year. The total funding cost (including non-interest bearing deposits) for the first six months of 2017 was 37 basis points compared to 39 basis points for the first six months of 2016.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2017 was 4.08 percent, a 4 basis point increase from the net interest margin of 4.04 percent for the first six months of 2016. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans combined with a continued increase in low cost deposits.

Non-interest Income
Non-interest income of $53.3 million for the first six months of 2017 increased $2.3 million, or 5 percent, over the same period last year. Service charges and other fees of $33.1 million for the first six months of 2017 increased $2.7 million, or 9 percent, from the same period last year as a result of an increased number of deposit accounts. The gain on sale of loans of $13.9 million for the first six months of 2017 decreased $359 thousand, or 3 percent, from the same period last year which was due to a lower volume of refinanced mortgages. Other income of $4.9 million for the first half of 2017 increased $640 thousand, or 15 percent, over the same period last year and was primarily the result of gain on sale of OREO.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016
Compensation and employee benefits	$78,744	$74,501	$4,243	6%
Occupancy and equipment	13,206	13,119	87	1%
Advertising and promotions	4,142	4,210	(68)	(2)%
Data processing	6,535	7,311	(776)	(11)%
Other real estate owned	715	604	111	18%
Regulatory assessments and insurance	2,148	2,574	(426)	(17)%
Core deposit intangible amortization	1,240	1,585	(345)	(22)%
Other expenses	21,923	22,913	(990)	(4)%
Total non-interest expense	$128,653	$126,817	$1,836	1%

Expenses related to CCP were $2.2 million during the first six months of 2016. Excluding CCP expenses, non-interest expense for the current quarter increased $4.0 million, or 3 percent, over the prior year same period. Compensation and employee benefits for the first six months of 2017 increased $4.2 million, or 6 percent, from the same period last year due to salary increases, vesting of restricted stock awards, and the increased number of employees from the acquired banks. Outsourced data processing expense decreased $776, or 11 percent, from the prior year first six months as a result of decreased costs associated with CCP. Current year other expenses of $21.9 million decreased $990 thousand, or 4 percent, from the prior year and was principally driven by decreased costs associated with CCP.

Efficiency Ratio
The efficiency ratio of 54.17 percent for the first six months of 2017 decreased 214 basis points from the prior year efficiency ratio of 56.31 percent for the first six months of 2016 which resulted from the increase in net interest income largely due to higher interest income on commercial loans.

Provision for Loan Losses
The provision for loan losses was $4.6 million for the first six months of 2017, an increase of $4.0 million from the same period in the prior year. Net charge-offs during the first six months of 2017 were $4.3 million compared to net recoveries of $2.1 million from the first six months of 2016.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$35,611	1%	$39,407	1%	$43,386	1%
U.S. government sponsored enterprises	19,274	1%	19,570	1%	46,899	1%
State and local governments	667,903	24%	786,373	25%	902,789	29%
Corporate bonds	422,369	15%	471,951	15%	437,093	14%
Residential mortgage-backed securities	896,364	32%	1,007,515	33%	1,043,078	33%
Commercial mortgage-backed securities	100,951	3%	100,661	3%	14,710	—%
Total available-for-sale	2,142,472	76%	2,425,477	78%	2,487,955	78%
Held-to-maturity
State and local governments	659,347	24%	675,674	22%	680,574	22%
Total held-to-maturity	659,347	24%	675,674	22%	680,574	22%
Total investment securities	$2,801,819	100%	$3,101,151	100%	$3,168,529	100%

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

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$313,069	318,083	345,527	346,301
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	806,092	831,973	879,271	894,652
S&P: A+, A, A- / Moody’s: A1, A2, A3	171,637	180,623	209,217	216,589
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,270	2,359	2,270	2,352
Not rated by either entity	12,346	12,488	13,934	14,694
Below investment grade	849	872	850	874
Total	$1,306,263	1,346,398	1,451,069	1,475,462

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$741,049	766,080	805,779	819,990
General obligation - limited	203,565	214,083	221,099	228,218
Revenue	332,213	336,301	389,506	391,615
Certificate of participation	21,374	22,192	23,590	24,603
Other	8,062	7,742	11,095	11,036
Total	$1,306,263	1,346,398	1,451,069	1,475,462

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$186,806	194,316	188,778	193,035
Texas	173,212	179,120	193,652	196,641
Michigan	158,589	165,951	173,400	177,305
Montana	89,802	94,890	94,168	97,259
California	81,418	82,519	93,441	94,275
All other states	616,436	629,602	707,630	716,947
Total	$1,306,263	1,346,398	1,451,069	1,475,462

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at June 30, 2017. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,887	1.10%	$13,267	1.38%	$20,457	1.47%	$—	—%	$35,611	1.42%
U.S. government sponsored enterprises	—	—%	19,274	1.96%	—	—%	—	—%	—	—%	19,274	1.96%
State and local governments	29,521	2.06%	46,888	2.16%	216,363	3.69%	375,131	4.09%	—	—%	667,903	3.74%
Corporate bonds	144,396	1.95%	277,973	2.15%	—	—%	—	—%	—	—%	422,369	2.08%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	896,364	2.05%	896,364	2.05%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	100,951	2.02%	100,951	2.02%
Total available- for-sale	173,917	1.97%	346,022	2.14%	229,630	3.55%	395,588	3.95%	997,315	2.05%	2,142,472	2.56%
Held-to-maturity
State and local governments	—	—%	1,702	2.27%	64,115	2.97%	593,530	4.09%	—	—%	659,347	3.98%
Total held-to-maturity	—	—%	1,702	2.27%	64,115	2.97%	593,530	4.09%	—	—%	659,347	3.98%
Total investment securities	$173,917	1.97%	$347,724	2.14%	$293,745	3.42%	$989,118	4.04%	$997,315	2.05%	$2,801,819	2.89%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of June 30, 2017, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2017, S&P issued a credit opinion confirming its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In June 2017, Moody's issued a credit opinion confirming its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2017, Fitch issued a credit opinion confirming its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investments with an unrealized loss position at June 30, 2017 into two categories: investments purchased prior to 2017 and those purchased during 2017. Of those investments purchased prior to 2017, the fair market value and unrealized gain or loss at December 31, 2016 is also presented.

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2017
U.S. government and federal agency	$24,146	$(193)	(1)%	$26,816	$(154)	(1)%
U.S. government sponsored enterprises	3,460	(9)	—%	3,424	(41)	(1)%
State and local governments	266,564	(10,240)	(4)%	265,760	(12,067)	(5)%
Corporate bonds	119,897	(261)	—%	120,438	(616)	(1)%
Residential mortgage-backed securities	381,652	(2,778)	(1)%	425,388	(7,459)	(2)%
Commercial mortgage-backed securities	69,314	(485)	(1)%	71,672	(1,552)	(2)%
Total	$865,033	$(13,966)	(2)%	$913,498	$(21,889)	(2)%
Temporarily impaired securities purchased during 2017
State and local governments	$3,680	$(250)	(7)%
Corporate bonds	999	(1)	—%
Residential mortgage-backed securities	10	—	—%
Total	$4,689	$(251)	(5)%
Temporarily impaired securities
U.S. government and federal agency	$24,146	$(193)	(1)%
U.S. government sponsored enterprises	3,460	(9)	—%
State and local governments	270,244	(10,490)	(4)%
Corporate bonds	120,896	(262)	—%
Residential mortgage-backed securities	381,662	(2,778)	(1)%
Commercial mortgage-backed securities	69,314	(485)	(1)%
Total	$869,722	$(14,217)	(2)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at June 30, 2017:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	66	$(7,429)
0.1% to 5.0%	358	(6,788)
Total	424	$(14,217)

With respect to the duration of the impaired debt securities, the Company identified 129 securities which have been continuously impaired for the twelve months ending June 30, 2017. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 129 debt securities which have been continuously impaired for the twelve months ended June 30, 2017, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	17	$(170)	$(34)
State and local governments	91	(8,412)	(1,269)
Corporate bonds	3	(8)	(6)
Residential mortgage-backed securities	18	(202)	(97)
Total	129	$(8,792)

Based on the Company's analysis of its impaired debt securities as of June 30, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at June 30, 2017 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at June 30, 2017 have been determined by the Company to be investment grade.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture and public entities; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments and classes, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification. The following table summarizes the Company’s loan portfolio as of the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$712,726	11%	$674,347	12%	$672,895	13%
Commercial loans
Real estate	3,393,753	55%	2,990,141	54%	2,773,298	53%
Other commercial	1,549,067	25%	1,342,250	24%	1,258,227	24%
Total	4,942,820	80%	4,332,391	78%	4,031,525	77%
Consumer and other loans
Home equity	445,245	7%	434,774	8%	431,659	8%
Other consumer	244,971	4%	242,951	4%	242,538	5%
Total	690,216	11%	677,725	12%	674,197	13%
Loans receivable	6,345,762	102%	5,684,463	102%	5,378,617	103%
Allowance for loan and lease losses	(129,877)	(2)%	(129,572)	(2)%	(132,386)	(3)%
Loans receivable, net	$6,215,885	100%	$5,554,891	100%	$5,246,231	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Other real estate owned	$18,500	17,771	20,954	24,370
Accruing loans 90 days or more past due
Residential real estate	398	—	266	772
Commercial	1,493	2,644	428	5,039
Consumer and other	1,307	384	405	383
Total	3,198	3,028	1,099	6,194
Non-accrual loans
Residential real estate	5,698	5,949	4,528	4,409
Commercial	37,511	38,578	39,033	34,455
Consumer and other	3,974	6,147	5,771	6,153
Total	47,183	50,674	49,332	45,017
Total non-performing assets	$68,881	71,473	71,385	75,581
Non-performing assets as a percentage of subsidiary assets	0.70%	0.75%	0.76%	0.82%
ALLL as a percentage of non-performing loans	258%	241%	257%	259%
Accruing loans 30-89 days past due	$31,124	39,160	25,617	23,479
Accruing troubled debt restructurings	$31,742	38,955	52,077	50,054
Non-accrual troubled debt restructurings	$25,418	19,479	21,693	23,822
U.S. government guarantees included in non-performing assets	$1,158	1,690	1,746	2,281
Interest income [1]	$1,119	589	2,364	1,084
__________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at June 30, 2017 were $68.9 million, a decrease of $2.6 million, or 4 percent, from the prior quarter and a decrease of $6.7 million, or 9 percent, from a year ago. Non-performing assets as a percentage of subsidiary assets at June 30, 2017 was 0.70 percent which was a decrease of 12 basis points from the prior year second quarter of 0.82 percent. Early stage delinquencies (accruing loans 30-89 days past due) of $31.1 million at June 30, 2017 decreased $8.0 million from the prior quarter and increased $7.6 million from the prior year second quarter.

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

In prior years, construction loans, a regulatory classification, accounted for a significant portion of the Company’s non-accrual loans. As a result of the gradual economic recovery and the Company’s diligent focus on this category of non-performing loans, construction loans only accounted for 22 percent of the Company’s non-accrual loans as of June 30, 2017. With very limited exceptions, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $126 million and $130 million as of June 30, 2017 and December 31, 2016, respectively. The ALLL includes specific valuation allowances of $3.1 million and $6.9 million of impaired loans as of June 30, 2017 and December 31, 2016, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $57.2 million and $73.8 million as of June 30, 2017 and December 31, 2016, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2017 was $4.2 million. The fair value of the loan collateral acquired in foreclosure during 2017 was $3.5 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Balance at beginning of period	$20,954	20,954	26,815	26,815
Acquisitions	96	—	882	—
Additions	3,521	390	5,198	3,635
Capital improvements	—	—	149	136
Write-downs	(275)	(21)	(1,821)	(79)
Sales	(5,796)	(3,552)	(10,269)	(6,137)
Balance at end of period	$18,500	17,771	20,954	24,370

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

The Company’s model includes fourteen Bank divisions with separate management teams providing substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred, particularly in this slowly improving, but fragile economic recovery and in periods of rapid economic downturns.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2017			December 31, 2016			June 30, 2016
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$11,522	9%	11%	$12,436	9%	12%	$13,666	10%	13%
Commercial real estate	68,503	53%	54%	65,773	51%	52%	66,809	50%	52%
Other commercial	36,984	28%	24%	37,823	29%	24%	37,031	28%	23%
Home equity	7,662	6%	7%	7,572	6%	8%	8,629	7%	8%
Other consumer	5,206	4%	4%	5,968	5%	4%	6,251	5%	4%
Total	$129,877	100%	100%	$129,572	100%	100%	$132,386	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Balance at beginning of period	$129,572	129,572	129,697	129,697
Provision for loan losses	4,611	1,598	2,333	568
Charge-offs
Residential real estate	(43)	(22)	(464)	(355)
Commercial loans	(3,515)	(1,719)	(4,860)	(1,013)
Consumer and other loans	(5,260)	(2,488)	(6,172)	(1,164)
Total charge-offs	(8,818)	(4,229)	(11,496)	(2,532)
Recoveries
Residential real estate	65	47	207	44
Commercial loans	1,362	614	5,576	3,501
Consumer and other loans	3,085	1,624	3,255	1,108
Total recoveries	4,512	2,285	9,038	4,653
Net (charge-offs) recoveries	(4,306)	(1,944)	(2,458)	2,121
Balance at end of period	$129,877	129,226	129,572	132,386
ALLL as a percentage of total loans	2.05%	2.20%	2.28%	2.46%
Net charge-offs (recoveries) as a percentage of total loans	0.07%	0.03%	0.04%	(0.04)%

The allowance as a percent of total loans outstanding at June 30, 2017 was 2.05 percent, a decrease of 23 basis points from 2.28 percent at December 31, 2016 which was driven by loan growth, stabilizing credit quality, and no allowance carried over from the Foothills acquisition as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2017 and 2016, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2017, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $305 thousand. During the same period in 2016, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $2.7 million.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 145 locations, including 136 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase in all of the states within the Company’s footprint, except Wyoming. Colorado, Idaho and Washington are experiencing the strongest pricing pressures, while Wyoming and Montana continue to lag behind the national trend. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has continually declined since 2008; however, there have been recent periods of increased home ownership during the second half of 2015 and the second half of 2016. The long-term average for the United States homeownership rate is at 65.3 percent. Annual personal income growth remains in positive territory for each of the Company’s states, except for Wyoming, while Washington and Utah exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth during the third quarter of 2017 throughout the Company’s footprint. The United States economy grew at its weakest pace in three years in the first part of 2017 as consumer spending barely increased and businesses invested less on inventories. The slow down in growth is hypothesized to be temporary as the market is near full employment and consumer confidence is at a multi-year high. All of the states in the Company’s footprint have unemployment rates at or below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil, natural gas and base metal prices have all increased throughout 2016 and certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana has been negatively impacted by the weak Canadian dollar. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the subsequent recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent of the Company’s total loan portfolio and accounted for 22 percent and 20 percent of the Company’s non-accrual loans at June 30, 2017 and December 31, 2016, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Specific valuation allowance	$3,081	6,787	6,881	4,365
General valuation allowance	126,796	122,439	122,691	128,021
Total ALLL	$129,877	129,226	129,572	132,386

During 2017, the ALLL increased by $651 thousand, the net result of a $3.7 million decrease in the specific valuation allowance and a $4.4 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $4.8 million decrease in loans individually evaluated for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $368 million in loans collectively evaluated for impairment, excluding the current year acquisition. At acquisition date, the assets and liabilities of the acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Jun 30, 2016	Mar 31, 2017	Dec 31, 2016	Jun 30, 2016
Custom and owner occupied construction	$103,816	$92,835	$86,233	$78,525	12%	20%	32%
Pre-sold and spec construction	76,553	68,736	66,184	59,530	11%	16%	29%
Total residential construction	180,369	161,571	152,417	138,055	12%	18%	31%
Land development	80,044	78,042	75,078	61,803	3%	7%	30%
Consumer land or lots	107,124	94,840	97,449	95,247	13%	10%	12%
Unimproved land	67,935	66,857	69,157	70,396	2%	(2)%	(3)%
Developed lots for operative builders	12,337	13,046	13,254	13,845	(5)%	(7)%	(11)%
Commercial lots	25,675	26,639	30,523	26,084	(4)%	(16)%	(2)%
Other construction	307,547	272,184	257,769	206,343	13%	19%	49%
Total land, lot, and other construction	600,662	551,608	543,230	473,718	9%	11%	27%
Owner occupied	1,091,119	988,544	977,932	927,237	10%	12%	18%
Non-owner occupied	1,148,831	964,913	929,729	835,272	19%	24%	38%
Total commercial real estate	2,239,950	1,953,457	1,907,661	1,762,509	15%	17%	27%
Commercial and industrial	769,105	739,475	686,870	705,011	4%	12%	9%
Agriculture	457,286	411,094	407,208	421,097	11%	12%	9%
1st lien	849,601	839,387	877,893	867,918	1%	(3)%	(2)%
Junior lien	53,316	54,801	58,564	64,248	(3)%	(9)%	(17)%
Total 1-4 family	902,917	894,188	936,457	932,166	1%	(4)%	(3)%
Multifamily residential	172,523	162,636	184,068	198,583	6%	(6)%	(13)%
Home equity lines of credit	419,940	405,309	402,614	388,939	4%	4%	8%
Other consumer	155,098	153,159	155,193	156,568	1%	—%	(1)%
Total consumer	575,038	558,468	557,807	545,507	3%	3%	5%
Other	485,638	470,126	381,672	276,111	3%	27%	76%
Total loans receivable, including loans held for sale	6,383,488	5,902,623	5,757,390	5,452,757	8%	11%	17%
Less loans held for sale [1]	(37,726)	(25,649)	(72,927)	(74,140)	47%	(48)%	(49)%
Total loans receivable	$6,345,762	$5,876,974	$5,684,463	$5,378,617	8%	12%	18%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Jun 30, 2016	Jun 30, 2017	Jun 30, 2017	Jun 30, 2017
Custom and owner occupied construction	$177	—	—	390	—	177	—
Pre-sold and spec construction	272	227	226	—	272	—	—
Total residential construction	449	227	226	390	272	177	—
Land development	8,428	8,856	9,864	12,830	1,202	—	7,226
Consumer land or lots	1,868	1,728	2,137	1,656	543	324	1,001
Unimproved land	11,933	12,017	11,905	12,147	8,098	52	3,783
Developed lots for operative builders	116	116	175	176	—	—	116
Commercial lots	1,559	1,255	1,466	1,979	115	258	1,186
Other construction	151	—	—	—	—	—	151
Total land, lot and other construction	24,055	23,972	25,547	28,788	9,958	634	13,463
Owner occupied	17,757	17,956	18,749	10,503	16,164	—	1,593
Non-owner occupied	2,791	3,194	3,426	4,055	2,565	—	226
Total commercial real estate	20,548	21,150	22,175	14,558	18,729	—	1,819
Commercial and industrial	4,753	4,466	5,184	7,123	4,214	493	46
Agriculture	2,877	1,878	1,615	3,979	2,877	—	—
1st lien	9,057	10,047	9,186	11,332	7,444	966	647
Junior lien	727	1,335	1,167	1,489	341	80	306
Total 1-4 family	9,784	11,382	10,353	12,821	7,785	1,046	953
Multifamily residential	—	388	400	432	—	—	—
Home equity lines of credit	5,864	6,008	5,494	5,413	3,253	419	2,192
Other consumer	551	202	391	275	95	429	27
Total consumer	6,415	6,210	5,885	5,688	3,348	848	2,219
Other	—	1,800	—	1,802	—	—	—
Total	$68,881	71,473	71,385	75,581	47,183	3,198	18,500

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Jun 30, 2016	Mar 31, 2017	Dec 31, 2016	Jun 30, 2016
Custom and owner occupied construction	$493	$380	$1,836	$375	30%	(73)%	31%
Pre-sold and spec construction	155	488	—	304	(68)%	n/m	(49)%
Total residential construction	648	868	1,836	679	(25)%	(65)%	(5)%
Land development	—	—	154	37	n/m	(100)%	(100)%
Consumer land or lots	808	432	638	676	87%	27%	20%
Unimproved land	1,115	938	1,442	879	19%	(23)%	27%
Developed lots for operative builders	—	—	—	166	n/m	n/m	(100)%
Commercial lots	—	258	—	—	(100)%	n/m	n/m
Other construction	—	7,125	—	—	(100)%	n/m	n/m
Total land, lot and other construction	1,923	8,753	2,234	1,758	(78)%	(14)%	9%
Owner occupied	5,038	6,686	2,307	2,975	(25)%	118%	69%
Non-owner occupied	6,533	405	1,689	5,364	1,513%	287%	22%
Total commercial real estate	11,571	7,091	3,996	8,339	63%	190%	39%
Commercial and industrial	5,825	6,796	3,032	4,956	(14)%	92%	18%
Agriculture	1,067	3,567	1,133	804	(70)%	(6)%	33%
1st lien	2,859	7,132	7,777	2,667	(60)%	(63)%	7%
Junior lien	815	848	1,016	1,251	(4)%	(20)%	(35)%
Total 1-4 family	3,674	7,980	8,793	3,918	(54)%	(58)%	(6)%
Multifamily residential	2,011	2,028	10	—	(1)%	20,010%	n/m
Home equity lines of credit	2,819	703	1,537	2,253	301%	83%	25%
Other consumer	1,572	1,317	1,180	736	19%	33%	114%
Total consumer	4,391	2,020	2,717	2,989	117%	62%	47%
Other	14	57	1,866	36	(75)%	(99)%	(61)%
Total	$31,124	$39,160	$25,617	$23,479	(21)%	21%	33%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Jun 30, 2016	Jun 30, 2017	Jun 30, 2017
Custom and owner occupied construction	$—	—	(1)	—	—	—
Pre-sold and spec construction	(15)	(11)	786	(37)	—	15
Total residential construction	(15)	(11)	785	(37)	—	15
Land development	(46)	(33)	(2,661)	(2,342)	—	46
Consumer land or lots	(107)	(57)	(688)	(351)	—	107
Unimproved land	(110)	(96)	(184)	(46)	—	110
Developed lots for operative builders	(10)	(5)	(27)	(54)	—	10
Commercial lots	(3)	(2)	27	21	—	3
Other construction	390	—	—	—	390	—
Total land, lot and other construction	114	(193)	(3,533)	(2,772)	390	276
Owner occupied	853	795	1,196	(51)	988	135
Non-owner occupied	(2)	(1)	44	(3)	—	2
Total commercial real estate	851	794	1,240	(54)	988	137
Commercial and industrial	494	344	(370)	(112)	803	309
Agriculture	14	(3)	50	(1)	17	3
1st lien	(32)	(15)	487	245	44	76
Junior lien	746	(16)	60	(56)	803	57
Total 1-4 family	714	(31)	547	189	847	133
Multifamily residential	(229)	—	229	229	—	229
Home equity lines of credit	271	12	611	(25)	421	150
Other consumer	(8)	(11)	257	149	202	210
Total consumer	263	1	868	124	623	360
Other	2,100	1,043	2,642	313	5,150	3,050
Total	$4,306	1,944	2,458	(2,121)	8,818	4,512

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

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,234,058	29%	$2,041,852	28%	$1,907,026	27%
NOW and DDA accounts	1,717,351	22%	1,588,550	22%	1,495,952	21%
Savings accounts	1,059,717	13%	996,061	13%	926,865	13%
Money market deposit accounts	1,608,994	21%	1,464,415	20%	1,403,028	20%
Certificate accounts	886,504	11%	948,714	13%	1,017,681	14%
Wholesale deposits	291,339	4%	332,687	4%	338,264	5%
Total interest bearing deposits	5,563,905	71%	5,330,427	72%	5,181,790	73%
Total deposits	$7,797,963	100%	$7,372,279	100%	$7,088,816	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2017	December 31, 2016
Repurchase agreements
Amount outstanding at end of period	$451,050	473,650
Weighted interest rate on outstanding amount	0.56%	0.34%
Maximum outstanding at any month-end	$497,187	473,650
Average balance	$424,204	384,066
Weighted-average interest rate	0.39%	0.31%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of June 30, 2017 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
FHLB advances
Borrowing capacity	$1,727,496	1,558,527
Amount utilized	(211,505)	(251,749)
Amount available	$1,515,991	1,306,778
FRB discount window
Borrowing capacity	$1,290,964	1,226,683
Amount utilized	—	—
Amount available	$1,290,964	1,226,683
Unsecured lines of credit available	$230,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$33,322	39,407
U.S. government sponsored enterprises	8,713	12,086
State and local governments	682,432	814,942
Corporate bonds	19,930	19,573
Residential mortgage-backed securities	134,808	258,260
Commercial mortgage-backed securities	47,641	78,144
Total unencumbered securities	$926,846	1,222,412

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 78,001,890 have been issued as of June 30, 2017. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2017. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and substantially amended the regulatory risk-based capital rules applicable to the Company. Under Basel III, the Company must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2017 is 1.25%. As of June 30, 2017, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of June 30, 2017. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	15.16%	13.91%	13.91%	11.53%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since June 30, 2017 that management believes have changed the Company’s or Bank’s risk-based capital category.

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations.

Under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.4 percent in Idaho, 5 percent in Utah, 4.63 percent in Colorado and 6.968 percent in Arizona. Washington and Wyoming do not impose a corporate income tax.

Income tax expense for the six months ended June 30, 2017 and 2016 was $21.7 million and $19.8 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 25.0 percent and 25.1 percent, respectively. The current and prior year’s low effective tax rates are due to income from tax-exempt investment securities, municipal loans and leases and benefits from federal income tax credits. The income from tax-exempt investment securities, loans and leases was $28.6 million and $28.9 million for the six months ended June 30, 2017 and 2016, respectively. The benefits from federal income tax credits were $2.4 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2017	$2,721	2,860	783	6,364
2018	2,399	4,186	710	7,295
2019	2,499	4,323	661	7,483
2020	2,726	4,109	611	7,446
2021	2,726	3,291	566	6,583
Thereafter	3,319	18,034	1,929	23,282
	$16,390	36,803	5,260	58,453

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2017			June 30, 2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$738,309	$8,350	4.52%	$723,950	$16,268	4.49%
Commercial loans [1]	4,729,848	57,709	4.89%	4,552,062	109,044	4.83%
Consumer and other loans	680,158	8,121	4.79%	676,340	15,922	4.75%
Total loans [2]	6,148,315	74,180	4.84%	5,952,352	141,234	4.78%
Tax-exempt investment securities [3]	1,201,746	17,154	5.71%	1,223,431	34,915	5.71%
Taxable investment securities [4]	1,795,189	10,416	2.32%	1,826,090	20,991	2.30%
Total earning assets	9,145,250	101,750	4.46%	9,001,873	197,140	4.42%
Goodwill and intangibles	174,857			167,017
Non-earning assets	393,574			381,492
Total assets	$9,713,681			$9,550,382
Liabilities
Non-interest bearing deposits	$2,118,776	$—	—%	$2,045,124	$—	—%
NOW and DDA accounts	1,624,246	282	0.07%	1,600,221	529	0.07%
Savings accounts	1,047,790	154	0.06%	1,031,540	300	0.06%
Money market deposit accounts	1,551,009	608	0.16%	1,520,771	1,173	0.16%
Certificate accounts	906,416	1,303	0.58%	929,841	2,636	0.57%
Wholesale deposits [5]	313,511	2,154	2.76%	322,831	4,303	2.69%
FHLB advances	340,259	1,734	2.02%	305,933	3,244	2.11%
Repurchase agreements and other borrowed funds	552,036	1,539	1.12%	557,303	2,955	1.07%
Total interest bearing liabilities	8,454,043	7,774	0.37%	8,313,564	15,140	0.37%
Other liabilities	71,119			76,241
Total liabilities	8,525,162			8,389,805
Stockholders’ Equity
Common stock	775			771
Paid-in capital	780,891			764,959
Retained earnings	405,772			397,829
Accumulated other comprehensive income (loss)	1,081			(2,982)
Total stockholders’ equity	1,188,519			1,160,577
Total liabilities and stockholders’ equity	$9,713,681			$9,550,382
Net interest income (tax-equivalent)		$93,976			$182,000
Net interest spread (tax-equivalent)			4.09%			4.05%
Net interest margin (tax-equivalent)			4.12%			4.08%

__________

[1]	Includes tax effect of $1.5 million and $2.9 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2017.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $5.9 million and $11.9 million on tax-exempt investment securities income for the three and six months ended June 30, 2017.

[4]	Includes tax effect of $339 thousand and $677 thousand on federal income tax credits for the three and six months ended June 30, 2017.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Six Months ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(111)	(30)	(141)
Commercial loans (tax-equivalent)	17,095	(1,342)	15,753
Consumer and other loans	298	8	306
Investment securities (tax-equivalent)	(4,751)	(147)	(4,898)
Total interest income	12,531	(1,511)	11,020
Interest expense
NOW and DDA accounts	42	(77)	(35)
Savings accounts	34	54	88
Money market deposit accounts	86	(5)	81
Certificate accounts	(379)	(108)	(487)
Wholesale deposits	(128)	67	(61)
FHLB advances	(437)	364	(73)
Repurchase agreements and other borrowed funds	209	319	528
Total interest expense	(573)	614	41
Net interest income (tax-equivalent)	$13,104	(2,125)	10,979

Net interest income (tax-equivalent) increased $11.0 million for the six months ended June 30, 2017 compared to the same period in 2016. The interest income for the first six months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio. The decrease in interest income on the investment securities portfolio was the result of continuing to redeploy cash flow from investment securities into the loan portfolio. Total interest expense remained relatively flat compared to the prior year with volatility in certain categories including certificate accounts, FHLB advances and other borrowed funds.

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

The Company’s assessment of market risk as of June 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2016 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

August 1, 2017	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 1, 2017	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO