Form 10-Q
period 2017-09-30
GLACIER BANCORP INC
filed 2017-11-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 16, 2017 was 78,006,956. No preferred shares are issued or outstanding.

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
SEC – United States Securities and Exchange Commission
TDR – troubled debt restructuring
TSB – Treasure State Bank
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
Assets
Cash on hand and in banks	$136,822	135,268
Federal funds sold	210	—
Interest bearing cash deposits	83,178	17,273
Cash and cash equivalents	220,210	152,541
Investment securities, available-for-sale	1,886,517	2,425,477
Investment securities, held-to-maturity	655,128	675,674
Total investment securities	2,541,645	3,101,151
Loans held for sale	48,709	72,927
Loans receivable	6,509,433	5,684,463
Allowance for loan and lease losses	(129,576)	(129,572)
Loans receivable, net	6,379,857	5,554,891
Premises and equipment, net	178,672	176,198
Other real estate owned	14,359	20,954
Accrued interest receivable	50,492	45,832
Deferred tax asset	58,916	67,121
Core deposit intangible, net	14,798	12,347
Goodwill	177,811	147,053
Non-marketable equity securities	21,890	25,550
Other assets	91,243	74,035
Total assets	$9,798,602	9,450,600
Liabilities
Non-interest bearing deposits	$2,355,983	2,041,852
Interest bearing deposits	5,411,171	5,330,427
Securities sold under agreements to repurchase	453,596	473,650
Federal Home Loan Bank advances	153,685	251,749
Other borrowed funds	8,243	4,440
Subordinated debentures	126,099	125,991
Accrued interest payable	3,154	3,584
Other liabilities	80,470	102,038
Total liabilities	8,592,401	8,333,731
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	780	765
Paid-in capital	797,381	749,107
Retained earnings - substantially restricted	403,373	374,379
Accumulated other comprehensive income (loss)	4,667	(7,382)
Total stockholders’ equity	1,206,201	1,116,869
Total liabilities and stockholders’ equity	$9,798,602	9,450,600
Number of common stock shares issued and outstanding	78,006,956	76,525,402

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income
Investment securities	$19,987	21,827	63,305	68,747
Residential real estate loans	8,326	8,538	24,594	24,947
Commercial loans	59,875	47,694	166,027	139,199
Consumer and other loans	8,276	7,885	24,198	23,501
Total interest income	96,464	85,944	278,124	256,394
Interest Expense
Deposits	4,564	4,550	13,505	13,905
Securities sold under agreements to repurchase	537	289	1,362	882
Federal Home Loan Bank advances	1,398	1,527	4,642	4,844
Other borrowed funds	21	17	55	49
Subordinated debentures	1,132	935	3,228	2,737
Total interest expense	7,652	7,318	22,792	22,417
Net Interest Income	88,812	78,626	255,332	233,977
Provision for loan losses	3,327	626	7,938	1,194
Net interest income after provision for loan losses	85,485	78,000	247,394	232,783
Non-Interest Income
Service charges and other fees	17,307	16,307	50,435	46,760
Miscellaneous loan fees and charges	1,211	1,195	3,283	3,379
Gain on sale of loans	9,141	9,592	23,031	23,841
Gain (loss) on sale of investments	77	(594)	(545)	(706)
Other income	3,449	1,793	8,326	6,030
Total non-interest income	31,185	28,293	84,530	79,304
Non-Interest Expense
Compensation and employee benefits	41,297	38,370	120,041	112,871
Occupancy and equipment	6,500	6,168	19,706	19,287
Advertising and promotions	2,239	2,098	6,381	6,308
Data processing	3,647	3,982	10,180	10,982
Other real estate owned	817	215	1,532	819
Regulatory assessments and insurance	1,214	1,158	3,362	3,732
Core deposit intangibles amortization	640	777	1,880	2,362
Other expenses	12,198	12,412	34,123	35,636
Total non-interest expense	68,552	65,180	197,205	191,997
Income Before Income Taxes	48,118	41,113	134,719	120,090
Federal and state income tax expense	11,639	10,156	33,298	30,000
Net Income	$36,479	30,957	101,421	90,090
Basic earnings per share	$0.47	0.40	1.31	1.18
Diluted earnings per share	$0.47	0.40	1.31	1.18
Dividends declared per share	$0.51	0.20	0.93	0.60
Average outstanding shares - basic	78,004,450	76,288,640	77,379,514	76,195,550
Average outstanding shares - diluted	78,065,942	76,350,873	77,442,944	76,247,051

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income	$36,479	30,957	101,421	90,090
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(2,835)	(9,945)	17,172	30,614
Reclassification adjustment for (gains) losses included in net income	(77)	594	519	651
Net unrealized (losses) gains on available-for-sale securities	(2,912)	(9,351)	17,691	31,265
Tax effect	1,129	3,624	(6,853)	(12,111)
Net of tax amount	(1,783)	(5,727)	10,838	19,154
Unrealized gains (losses) on derivatives used for cash flow hedges	45	1,959	(1,799)	(11,989)
Reclassification adjustment for losses included in net income	1,182	1,555	3,776	4,962
Net unrealized gains (losses) on derivatives used for cash flow hedges	1,227	3,514	1,977	(7,027)
Tax effect	(476)	(1,362)	(766)	2,722
Net of tax amount	751	2,152	1,211	(4,305)
Total other comprehensive (loss) income, net of tax	(1,032)	(3,575)	12,049	14,849
Total Comprehensive Income	$35,447	27,382	113,470	104,939

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2017 and 2016

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Comprehensive income	—	—	—	90,090	14,849	104,939
Cash dividends declared ($0.60 per share)	—	—	—	(45,909)	—	(45,909)
Stock issued in connection with acquisition	349,545	3	10,462	—	—	10,465
Stock issuances under stock incentive plans	89,569	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,634	—	—	1,634
Balance at September 30, 2016	76,525,402	$765	748,463	381,713	16,838	1,147,779
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Comprehensive income	—	—	—	101,421	12,049	113,470
Cash dividends declared ($0.93 per share)	—	—	—	(72,427)	—	(72,427)
Stock issued in connection with acquisition	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	99,893	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,616	—	—	1,616
Balance at September 30, 2017	78,006,956	$780	797,381	403,373	4,667	1,206,201

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016
Operating Activities
Net income	$101,421	90,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,938	1,194
Net amortization of investment securities premiums and discounts	16,265	19,990
Net accretion of purchase accounting adjustments	(4,534)	(1,413)
Loans held for sale originated or acquired	(672,055)	(789,605)
Proceeds from sales of loans held for sale	730,082	816,236
Gain on sale of loans	(23,031)	(23,841)
Loss on sale of investments	545	706
Bank-owned life insurance income, net	(1,032)	(814)
Stock-based compensation	3,129	2,225
Net tax benefits from stock-based compensation	(1,680)	(793)
Depreciation of premises and equipment	10,989	11,440
Gain on sale of other real estate owned and write-downs, net	(1,808)	(103)
Amortization of core deposit intangibles	1,880	2,362
Amortization of investments in variable interest entities	3,581	1,745
Net increase in accrued interest receivable	(3,564)	(5,449)
Net decrease in other assets	6,147	5,820
Net decrease in accrued interest payable	(431)	(84)
Net increase (decrease) in other liabilities	4,609	(1,182)
Net cash provided by operating activities	178,451	128,524
Investing Activities
Sales of available-for-sale securities	247,748	20,539
Maturities, prepayments and calls of available-for-sale securities	347,450	527,596
Purchases of available-for-sale securities	(28,301)	(217,261)
Maturities, prepayments and calls of held-to-maturity securities	18,910	21,965
Purchases of held-to-maturity securities	—	(1,222)
Principal collected on loans	1,472,757	1,276,078
Loans originated or acquired	(2,022,508)	(1,755,185)
Net additions to premises and equipment	(7,682)	(6,893)
Proceeds from sale of other real estate owned	11,812	8,793
Proceeds from sale of non-marketable equity securities	47,805	69,607
Purchases of non-marketable equity securities	(42,598)	(61,999)
Proceeds from bank-owned life insurance	437	294
Investments in variable interest entities	(16,541)	(3,751)
Net cash (paid) received in acquisitions	(4,091)	6,701
Net cash provided by (used in) investing activities	25,198	(114,738)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016
Financing Activities
Net increase in deposits	$98,013	305,035
Net decrease in securities sold under agreements to repurchase	(20,054)	(22,171)
Net decrease in short-term Federal Home Loan Bank advances	(62,800)	(140,000)
Proceeds from long-term Federal Home Loan Bank advances	150,000	—
Repayments of long-term Federal Home Loan Bank advances	(208,097)	(45,491)
Net increase in other borrowed funds	3,803	994
Cash dividends paid	(95,332)	(53,393)
Tax withholding payments for stock-based compensation	(1,513)	(600)
Net cash (used in) provided by financing activities	(135,980)	44,374
Net increase in cash and cash equivalents	67,669	58,160
Cash and cash equivalents at beginning of period	152,541	193,253
Cash and cash equivalents at end of period	$220,210	251,413
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$23,223	22,506
Cash paid during the period for income taxes	29,315	25,254
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$531	611
Transfer of loans to other real estate owned	3,844	4,117
Dividends declared but not paid	232	15,409
Acquisitions
Fair value of common stock shares issued	46,673	10,465
Cash consideration for outstanding shares	17,342	3,475
Fair value of assets acquired	355,230	69,750
Liabilities assumed	321,824	62,225

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2017, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2017 and 2016, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2017 and 2016. The condensed consolidated statement of financial condition of the Company as of December 31, 2016 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results anticipated for the year ending December 31, 2017.

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

Pending Acquisition
In June 2017, the Company announced the signing of a definitive agreement to acquire Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). Collegiate provides banking services to businesses and individuals in the Mountain and Front Range communities of Colorado, with banking offices located in Aurora, Buena Vista, Denver and Salida. As of September 30, 2017, Collegiate had total assets of $536,387,000, gross loans of $331,486,000 and total deposits of $460,380,000. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed during the first quarter of 2018. Upon closing of the transaction, Collegiate will be merged into Glacier Bank and will operate as a separate bank division under its existing name and management team.

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

Home Equity.  Home equity loans consist of junior lien mortgages and first and junior lien lines of credit (revolving open-end and amortizing closed-end) secured by owner-occupied 1-4 family residences.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans is impacted by economic conditions within the Company’s market areas that affect the value of the residential property securing the loans and affect the borrowers' personal incomes.  Mitigating risk factors for this loan class are a large number of borrowers, geographic dispersion of market areas and the loans are originated for terms that range from 10 to 15 years.

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

In August 2017, FASB amended FASB ASC Topic 815, Derivatives and Hedging. The objective of the amendments were to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments made targeted improvements to simplify the application of the hedge accounting guidance. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the full impact of the amendments on its existing interest rate swaps and whether it will early adopt. The Company does not expect there to be an impact to the Company’s financial position and results of operations, although, there may be additional financial statement disclosures. The accounting policies and procedures will be modified after the Company has fully evaluated the standard, although significant changes are not expected.

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

In January 2017, FASB amended FASB ASC Topic 350, Simplifying the Test for Goodwill. The amendments in the Update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 4.

In June 2016, FASB amended FASB ASC Topic 326, Financial Instruments - Credit Losses. The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company has formed a project team and is actively reviewing the standard for developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

In March 2016, FASB amended FASB ASC Topic 718, Compensation - Stock Compensation. The amendments in this Update address certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017. The amendments require entities to recognize all income tax effects related to share-based payment awards in the statement of operations when the awards vest or are settled. Previously, income tax benefits at the settlement of awards were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods. Such amounts are to be classified as an operating activity in the statement of cash flows instead of the prior accounting treatment, which required it to be classified as both an operating and a financing activity. The Company has elected to apply this classification change on a retrospective basis. Also in connection with the adoption of the Update, the Company has elected to change its accounting policy to recognize forfeitures as they occur. The requirement to report income tax effects in earnings has been applied to the settlement of awards on a prospective basis and the impact of applying the guidance reduced reported income tax expense for the nine month period ended September 30, 2017 by $555,000, or approximately $0.01 per diluted common share. The implementation of the remaining provisions of the Update did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, FASB amended FASB ASC Topic 825, Financial Instruments. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statement of financial condition as of the beginning of the reporting year of adoption. The amendments will impact the Company in a few areas including requiring equity investments (with certain exclusions) to be measured at fair value with the changes recognized in net income, requirement to utilize an exit price when measuring the fair value of financial instruments, additional disclosures related to other comprehensive income, evaluation of a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets, and other disclosure changes. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material material effect on the Company’s financial position or results of operations since it does not have a material amount of equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. As of September 30, 2017, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update. The Company is actively developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above.

In May 2014, FASB amended FASB ASC Topic 606, Revenue from Contracts with Customers. The amendments clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principle: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. The Company continues to evaluate the standard and the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Company’s financial position, results of operation, or disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is actively documenting its evaluation of the standard and developing processes and procedures to ensure it is fully compliant with these amendments at the date of adoption.

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$34,161	45	(160)	34,046
U.S. government sponsored enterprises	19,178	100	(11)	19,267
State and local governments	623,296	22,616	(3,939)	641,973
Corporate bonds	248,865	1,281	(156)	249,990
Residential mortgage-backed securities	837,808	3,703	(2,582)	838,929
Commercial mortgage-backed securities	102,843	214	(745)	102,312
Total available-for-sale	1,866,151	27,959	(7,593)	1,886,517
Held-to-maturity
State and local governments	655,128	23,503	(7,433)	671,198
Total held-to-maturity	655,128	23,503	(7,433)	671,198
Total investment securities	$2,521,279	51,462	(15,026)	2,557,715

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$39,554	15	(162)	39,407
U.S. government sponsored enterprises	19,557	55	(42)	19,570
State and local governments	775,395	20,941	(9,963)	786,373
Corporate bonds	471,569	1,175	(793)	471,951
Residential mortgage-backed securities	1,014,518	2,744	(9,747)	1,007,515
Commercial mortgage-backed securities	102,209	30	(1,578)	100,661
Total available-for-sale	2,422,802	24,960	(22,285)	2,425,477
Held-to-maturity
State and local governments	675,674	21,400	(7,985)	689,089
Total held-to-maturity	675,674	21,400	(7,985)	689,089
Total investment securities	$3,098,476	46,360	(30,270)	3,114,566

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2017. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$83,120	83,270	—	—
Due after one year through five years	248,611	250,105	1,697	1,756
Due after five years through ten years	225,885	235,110	72,217	74,597
Due after ten years	367,884	376,791	581,214	594,845
	925,500	945,276	655,128	671,198
Mortgage-backed securities [1]	940,651	941,241	—	—
Total	$1,866,151	1,886,517	655,128	671,198
__________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Available-for-sale
Proceeds from sales and calls of investment securities	$155,894	59,974	268,557	148,458
Gross realized gains [1]	278	366	3,345	1,309
Gross realized losses [1]	(201)	(960)	(3,864)	(1,960)
Held-to-maturity
Proceeds from calls of investment securities	3,675	340	18,910	21,965
Gross realized gains [1]	—	—	153	91
Gross realized losses [1]	—	—	(179)	(146)
__________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

Investment securities with an unrealized loss position are summarized as follows:

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,952	(18)	13,548	(142)	15,500	(160)
U.S. government sponsored enterprises	3,460	(11)	—	—	3,460	(11)
State and local governments	76,806	(932)	83,941	(3,007)	160,747	(3,939)
Corporate bonds	48,048	(150)	3,270	(6)	51,318	(156)
Residential mortgage-backed securities	350,965	(2,102)	38,751	(480)	389,716	(2,582)
Commercial mortgage-backed securities	58,628	(707)	8,116	(38)	66,744	(745)
Total available-for-sale	$539,859	(3,920)	147,626	(3,673)	687,485	(7,593)
Held-to-maturity
State and local governments	$10,683	(139)	104,858	(7,294)	115,541	(7,433)
Total held-to-maturity	$10,683	(139)	104,858	(7,294)	115,541	(7,433)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,718	(24)	26,239	(138)	32,957	(162)
U.S. government sponsored enterprises	6,049	(42)	—	—	6,049	(42)
State and local governments	222,700	(4,949)	81,783	(5,014)	304,483	(9,963)
Corporate bonds	174,821	(774)	6,141	(19)	180,962	(793)
Residential mortgage-backed securities	688,811	(9,079)	29,957	(668)	718,768	(9,747)
Commercial mortgage-backed securities	89,298	(1,578)	—	—	89,298	(1,578)
Total available-for-sale	$1,188,397	(16,446)	144,120	(5,839)	1,332,517	(22,285)
Held-to-maturity
State and local governments	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)
Total held-to-maturity	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)

Based on an analysis of its investment securities with unrealized losses as of September 30, 2017 and December 31, 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At September 30, 2017, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2017	December 31, 2016
Residential real estate loans	$734,242	674,347
Commercial loans
Real estate	3,503,976	2,990,141
Other commercial	1,575,514	1,342,250
Total	5,079,490	4,332,391
Consumer and other loans
Home equity	452,291	434,774
Other consumer	243,410	242,951
Total	695,701	677,725
Loans receivable	6,509,433	5,684,463
Allowance for loan and lease losses	(129,576)	(129,572)
Loans receivable, net	$6,379,857	5,554,891
Net deferred origination (fees) costs included in loans receivable	$(2,140)	(1,228)
Net purchase accounting (discounts) premiums included in loans receivable	$(17,803)	(12,144)
Weighted-average interest rate on loans (tax-equivalent)	4.80%	4.77%

The following tables summarize the activity in the ALLL by portfolio segment:

	Three Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,877	11,522	68,503	36,984	7,662	5,206
Provision for loan losses	3,327	(10)	2,214	696	(682)	1,109
Charge-offs	(5,983)	(44)	(3,227)	(374)	(15)	(2,323)
Recoveries	2,355	12	735	514	16	1,078
Balance at end of period	$129,576	11,480	68,225	37,820	6,981	5,070

	Three Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$132,386	13,666	66,809	37,031	8,629	6,251
Provision for loan losses	626	108	—	(1,033)	561	990
Charge-offs	(2,800)	(11)	(55)	(342)	(693)	(1,699)
Recoveries	2,322	148	490	923	77	684
Balance at end of period	$132,534	13,911	67,244	36,579	8,574	6,226

	Nine Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	7,938	(946)	6,403	551	(324)	2,254
Charge-offs	(14,801)	(87)	(5,261)	(1,855)	(458)	(7,140)
Recoveries	6,867	77	1,310	1,301	191	3,988
Balance at end of period	$129,576	11,480	68,225	37,820	6,981	5,070

	Nine Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	1,194	(342)	(3,490)	3,407	215	1,404
Charge-offs	(5,332)	(366)	(342)	(1,068)	(891)	(2,665)
Recoveries	6,975	192	3,199	1,715	252	1,617
Balance at end of period	$132,534	13,911	67,244	36,579	8,574	6,226

The following tables disclose the balance in the ALLL and the recorded investment in loans by portfolio segment:

	September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$4,077	320	666	2,407	94	590
Collectively evaluated for impairment	125,499	11,160	67,559	35,413	6,887	4,480
Total allowance for loan and lease losses	$129,576	11,480	68,225	37,820	6,981	5,070
Loans receivable
Individually evaluated for impairment	$122,893	13,410	79,070	22,456	4,600	3,357
Collectively evaluated for impairment	6,386,540	720,832	3,424,906	1,553,058	447,691	240,053
Total loans receivable	$6,509,433	734,242	3,503,976	1,575,514	452,291	243,410

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Allowance for loan and lease losses
Individually evaluated for impairment	$6,881	856	922	4,419	296	388
Collectively evaluated for impairment	122,691	11,580	64,851	33,404	7,276	5,580
Total allowance for loan and lease losses	$129,572	12,436	65,773	37,823	7,572	5,968
Loans receivable
Individually evaluated for impairment	$130,263	11,612	85,634	23,950	5,934	3,133
Collectively evaluated for impairment	5,554,200	662,735	2,904,507	1,318,300	428,840	239,818
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Three or Nine Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,940	3,121	5,275	7,832	336	1,376
Unpaid principal balance	18,432	3,272	5,364	8,038	353	1,405
Specific valuation allowance	4,077	320	666	2,407	94	590
Average balance - three months	17,616	3,005	5,151	7,667	363	1,430
Average balance - nine months	19,310	2,916	6,177	8,550	402	1,265
Loans without a specific valuation allowance
Recorded balance	$104,953	10,289	73,795	14,624	4,264	1,981
Unpaid principal balance	129,250	11,151	94,342	16,898	4,799	2,060
Average balance - three months	107,038	10,369	76,233	14,332	4,300	1,804
Average balance - nine months	109,355	9,937	77,286	15,199	5,026	1,907
Total
Recorded balance	$122,893	13,410	79,070	22,456	4,600	3,357
Unpaid principal balance	147,682	14,423	99,706	24,936	5,152	3,465
Specific valuation allowance	4,077	320	666	2,407	94	590
Average balance - three months	124,654	13,374	81,384	21,999	4,663	3,234
Average balance - nine months	128,665	12,853	83,463	23,749	5,428	3,172

	At or for the Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$22,128	2,759	9,129	8,814	334	1,092
Unpaid principal balance	22,374	2,825	9,130	8,929	345	1,145
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	26,745	4,942	10,441	9,840	257	1,265
Loans without a specific valuation allowance
Recorded balance	$108,135	8,853	76,505	15,136	5,600	2,041
Unpaid principal balance	131,059	9,925	94,180	17,724	7,120	2,110
Average balance	108,827	12,858	72,323	15,537	6,004	2,105
Total
Recorded balance	$130,263	11,612	85,634	23,950	5,934	3,133
Unpaid principal balance	153,433	12,750	103,310	26,653	7,465	3,255
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	135,572	17,800	82,764	25,377	6,261	3,370

Interest income recognized on impaired loans for the nine months ended September 30, 2017 and 2016 was not significant.

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$22,567	459	12,806	5,959	1,805	1,538
Accruing loans 60-89 days past due	6,548	1,000	2,800	1,090	987	671
Accruing loans 90 days or more past due	3,944	420	—	3,261	200	63
Non-accrual loans	46,770	5,321	27,924	8,540	3,945	1,040
Total past due and non-accrual loans	79,829	7,200	43,530	18,850	6,937	3,312
Current loans receivable	6,429,604	727,042	3,460,446	1,556,664	445,354	240,098
Total loans receivable	$6,509,433	734,242	3,503,976	1,575,514	452,291	243,410

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,599	6,338	5,079	5,388	2,439	1,355
Accruing loans 60-89 days past due	5,018	1,398	754	1,352	844	670
Accruing loans 90 days or more past due	1,099	266	145	283	191	214
Non-accrual loans	49,332	4,528	30,216	8,817	5,240	531
Total past due and non-accrual loans	76,048	12,530	36,194	15,840	8,714	2,770
Current loans receivable	5,608,415	661,817	2,953,947	1,326,410	426,060	240,181
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	1	1	3	—	—
Pre-modification recorded balance	$956	317	386	253	—	—
Post-modification recorded balance	$956	317	386	253	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	—	4	1	—	—
Pre-modification recorded balance	$7,781	—	7,014	767	—	—
Post-modification recorded balance	$7,718	—	6,990	728	—	—
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$5	—	—	5	—	—

	Nine Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	22	4	7	8	2	1
Pre-modification recorded balance	$22,912	652	13,003	9,069	178	10
Post-modification recorded balance	$20,230	652	10,321	9,069	178	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

	Nine Months ended September 30, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	27	—	10	15	2	—
Pre-modification recorded balance	$21,652	—	9,217	12,226	209	—
Post-modification recorded balance	$21,613	—	9,193	12,211	209	—
TDRs that subsequently defaulted
Number of loans	9	—	1	2	—	6
Recorded balance	$704	—	570	5	—	129

The modifications for the TDRs that occurred during the nine months ended September 30, 2017 and 2016 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $5,152,000 and $4,967,000 for the nine months ended September 30, 2017 and 2016, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in home equity and residential real estate for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had $2,559,000 and $1,770,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2017 and December 31, 2016, the Company had $986,000 and $2,699,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net carrying value at beginning of period	$177,811	140,638	147,053	140,638
Acquisitions and adjustments	—	6,415	30,758	6,415
Net carrying value at end of period	$177,811	147,053	177,811	147,053

The gross carrying value of goodwill and the accumulated impairment charge consists of the following:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Gross carrying value	$217,970	187,212
Accumulated impairment charge [1]	(40,159)	(40,159)
Net carrying value	$177,811	147,053
__________
1 A goodwill impairment charge was recognized in 2011 and was due to high levels of volatility and dislocation in bank stock prices nationwide.

The Company performed its annual goodwill impairment test during the third quarter of 2017 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.

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

(Dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Loans receivable	$57,796	36,950
Accrued interest receivable	93	120
Other assets	3,261	1,984
Total assets	$61,150	39,054
Liabilities
Other borrowed funds	$7,964	4,105
Accrued interest payable	15	2
Other liabilities	6	27
Total liabilities	$7,985	4,134

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $8,127,000 and $7,282,000 as of September 30, 2017 and December 31, 2016, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $23,283,000 at September 30, 2017, of which $14,947,000 is expected to be fulfilled in 2017 and $8,336,000 is expected to be fulfilled in 2018. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2017.

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Amortization expense	$682	258	1,825	867
Tax credits and other tax benefits recognized	1,040	322	2,792	1,145

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $453,596,000 and $473,650,000 at September 30, 2017 and December 31, 2016, respectively, and are secured by investment securities with carrying values of $528,791,000 and $472,239,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government and federal agency	$4,261	—	4,261
Residential mortgage-backed securities	438,872	—	438,872
Commercial mortgage-backed securities	10,463	—	10,463
Total	$453,596	—	453,596

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$471,706	643	472,349
Commercial mortgage-backed securities	1,301	—	1,301
Total	$473,007	643	473,650

Note 7. Derivatives and Hedging Activities

As of September 30, 2017, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances as the cash flow hedge and these hedged items were determined to be fully effective during the current and prior year. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the nine months ended September 30, 2017 and 2016. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $5,993,000 and $6,015,000 for the nine months ended September 30, 2017 and 2016, respectively, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $4,494,000 of the unrealized loss reported in other comprehensive income at September 30, 2017 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in accumulated other comprehensive income and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$45	1,959	(1,799)	(11,989)
Amount of loss reclassified from OCI to interest expense	(1,182)	(1,555)	(3,776)	(4,962)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$12,748	—	12,748	14,725	—	14,725

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $25,122,000 at September 30, 2017. There was $0 collateral pledged from the counterparty to the Company as of September 30, 2017. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Debit card expenses	$1,840	2,521	5,352	6,606
Consulting and outside services	1,247	1,516	3,651	3,840
Employee expenses	1,055	948	2,969	2,434
Telephone	988	976	2,899	2,881
VIE amortization and other expenses	1,041	773	2,453	1,814
Loan expenses	653	1,062	2,266	2,800
Postage	646	626	2,007	2,296
Printing and supplies	605	733	1,913	2,397
Accounting and audit fees	499	383	1,508	1,053
Business development	641	629	1,434	1,514
ATM expenses	641	250	1,335	768
Checking and operating expenses	564	742	1,291	2,434
Mergers and acquisition expenses	245	228	1,194	1,364
Legal fees	319	177	825	730
Other	1,214	848	3,026	2,705
Total other expenses	$12,198	12,412	34,123	35,636

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive income (loss) before reclassifications	18,755	(7,344)	11,411
Amounts reclassified from accumulated other comprehensive income	399	3,039	3,438
Net current period other comprehensive income (loss)	19,154	(4,305)	14,849
Balance at September 30, 2016	$33,089	(16,251)	16,838
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income (loss) before reclassifications	10,520	(1,102)	9,418
Amounts reclassified from accumulated other comprehensive income	318	2,313	2,631
Net current period other comprehensive income	10,838	1,211	12,049
Balance at September 30, 2017	$12,477	(7,810)	4,667

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income available to common stockholders, basic and diluted	$36,479	30,957	101,421	90,090
Average outstanding shares - basic	78,004,450	76,288,640	77,379,514	76,195,550
Add: dilutive restricted stock awards	61,492	62,233	63,430	51,501
Average outstanding shares - diluted	78,065,942	76,350,873	77,442,944	76,247,051
Basic earnings per share	$0.47	0.40	1.31	1.18
Diluted earnings per share	$0.47	0.40	1.31	1.18

There were 0 and 10,677 restricted stock awards excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2017 and 2016, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2017 and 2016.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2017.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$34,046	—	34,046	—
U.S. government sponsored enterprises	19,267	—	19,267	—
State and local governments	641,973	—	641,973	—
Corporate bonds	249,990	—	249,990	—
Residential mortgage-backed securities	838,929	—	838,929	—
Commercial mortgage-backed securities	102,312	—	102,312	—
Total assets measured at fair value on a recurring basis	$1,886,517	—	1,886,517	—
Interest rate swaps	$12,748	—	12,748	—
Total liabilities measured at fair value on a recurring basis	$12,748	—	12,748	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$39,407	—	39,407	—
U.S. government sponsored enterprises	19,570	—	19,570	—
State and local governments	786,373	—	786,373	—
Corporate bonds	471,951	—	471,951	—
Residential mortgage-backed securities	1,007,515	—	1,007,515	—
Commercial mortgage-backed securities	100,661	—	100,661	—
Total assets measured at fair value on a recurring basis	$2,425,477	—	2,425,477	—
Interest rate swaps	$14,725	—	14,725	—
Total liabilities measured at fair value on a recurring basis	$14,725	—	14,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2017.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,616	—	—	1,616
Collateral-dependent impaired loans, net of ALLL	6,442	—	—	6,442
Total assets measured at fair value on a non-recurring basis	$8,058	—	—	8,058

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,839	—	—	7,839
Collateral-dependent impaired loans, net of ALLL	5,664	—	—	5,664
Total assets measured at fair value on a non-recurring basis	$13,503	—	—	13,503

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2017	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,616	Sales comparison approach	Selling costs	8.0% - 10.0% (9.3%)
Collateral-dependent impaired loans, net of ALLL	$17	Cost approach	Selling costs	20.0% - 20.0% (20.0%)
	3,020	Sales comparison approach	Selling costs	6.0% - 10.0% (9.2%)
	3,405	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$6,442

	Fair Value December 31, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$7,767	Sales comparison approach	Selling costs	6.0% - 10.0% (6.9%)
			Adjustment to comparables	0.0% - 10.0% (0.1%)
	72	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	10.0% - 10.0% (10.0%)
$7,839
Collateral-dependent impaired loans, net of ALLL	$110	Cost approach	Selling costs	6.0% - 20.0% (6.6%)
	1,982	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	3,572	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$220,210	220,210	—	—
Investment securities, available-for-sale	1,886,517	—	1,886,517	—
Investment securities, held-to-maturity	655,128	—	671,198	—
Loans held for sale	48,709	48,709	—	—
Loans receivable, net of ALLL	6,379,857	—	6,172,843	118,816
Accrued interest receivable	50,492	50,492	—	—
Non-marketable equity securities	21,890	—	21,890	—
Total financial assets	$9,262,803	319,411	8,752,448	118,816
Financial liabilities
Deposits	$7,767,154	6,735,130	1,035,141	—
FHLB advances	153,685	—	153,814	—
Repurchase agreements and other borrowed funds	461,839	—	461,839	—
Subordinated debentures	126,099	—	90,845	—
Accrued interest payable	3,154	3,154	—	—
Interest rate swaps	12,748	—	12,748	—
Total financial liabilities	$8,524,679	6,738,284	1,754,387	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$152,541	152,541	—	—
Investment securities, available-for-sale	2,425,477	—	2,425,477	—
Investment securities, held-to-maturity	675,674	—	689,089	—
Loans held for sale	72,927	72,927	—	—
Loans receivable, net of ALLL	5,554,891	—	5,380,286	123,382
Accrued interest receivable	45,832	45,832	—	—
Non-marketable equity securities	25,550	—	25,550	—
Total financial assets	$8,952,892	271,300	8,520,402	123,382
Financial liabilities
Deposits	$7,372,279	6,090,879	1,283,532	—
FHLB advances	251,749	—	257,643	—
Repurchase agreements and other borrowed funds	478,090	—	478,090	—
Subordinated debentures	125,991	—	85,557	—
Accrued interest payable	3,584	3,584	—	—
Interest rate swaps	14,725	—	14,725	—
Total financial liabilities	$8,246,418	6,094,463	2,119,547	—

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
__________
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

The Company incurred $877,000 of third-party acquisition-related costs in connection with the Foothills acquisition during the nine months ended September 30, 2017. The expenses are primarily included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of Foothills was approximately $8,579,000 and net income was approximately $1,853,000 from April 30, 2017 to September 30, 2017. The following unaudited pro forma summary presents consolidated information of the Company as if the Foothills acquisition had occurred on January 1, 2016:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income and non-interest income	$119,997	110,969	345,068	324,277
Net income	36,479	32,217	99,231	93,005

Note 13. Subsequent Event

On October 26, 2017, the Company announced the signing of a definitive agreement to acquire Inter-Mountain Bancorp, Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). FSB provides banking services to individuals and businesses throughout Montana with banking offices located in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. As of September 30, 2017, FSB had total assets of $1,009,623,000, gross loans of $657,626,000 and total deposits of $873,572,000. Upon closing of the transaction, which is anticipated to take place in the first quarter of 2018, FSB will become a new Bank division headquartered in Bozeman. Big Sky Western Bank, the Bank’s existing Bozeman-based division will combine with the new FSB division. The agriculture-focused northern branches of FSB, located in the area known as the Golden Triangle, will combine with the Bank’s First Bank of Montana division.

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

•	changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;

•	legislative or regulatory changes, including increased banking and consumer protection regulation that adversely affect the Company’s business;

•	ability to complete pending or prospective future acquisitions, limit certain sources of revenue, or increase cost of operations;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain (and maintain) customers;

•	competition among financial institutions in the Company's markets may increase significantly;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Operating results
Net income	$36,479	33,687	31,255	30,957	101,421	90,090
Basic earnings per share	$0.47	0.43	0.41	0.40	1.31	1.18
Diluted earnings per share	$0.47	0.43	0.41	0.40	1.31	1.18
Dividends declared per share [1]	$0.51	0.21	0.21	0.20	0.93	0.60
Market value per share
Closing	$37.76	36.61	33.93	28.52	37.76	28.52
High	$37.76	36.72	38.03	29.99	38.03	29.99
Low	$31.50	32.06	32.47	25.49	31.50	22.19
Selected ratios and other data
Number of common stock shares outstanding	78,006,956	78,001,890	76,619,952	76,525,402	78,006,956	76,525,402
Average outstanding shares - basic	78,004,450	77,546,236	76,572,116	76,288,640	77,379,514	76,195,550
Average outstanding shares - diluted	78,065,942	77,592,325	76,633,283	76,350,873	77,442,944	76,247,051
Return on average assets (annualized)	1.46%	1.39%	1.35%	1.34%	1.40%	1.32%
Return on average equity (annualized)	11.87%	11.37%	11.19%	10.80%	11.49%	10.77%
Efficiency ratio	53.44%	52.89%	55.57%	55.84%	53.92%	56.15%
Dividend payout ratio [1]	108.51%	48.84%	51.22%	50.00%	70.99%	50.85%
Loan to deposit ratio	84.43%	81.86%	78.91%	77.53%	84.43%	77.53%
Number of full time equivalent employees	2,250	2,265	2,224	2,207	2,250	2,207
Number of locations	145	145	142	142	145	142
Number of ATMs	200	199	195	200	200	200

_______
[1] Includes a special dividend declared of $0.30 per share for the three and nine months ended September 30, 2017.

The Company reported net income of $36.5 million for the current quarter, an increase of $5.5 million, or 18 percent, from the $31.0 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.47 per share, an increase of $0.07, or 18 percent, from the prior year third quarter diluted earnings per share of $0.40. Included in the current quarter was $245 thousand of acquisition-related expenses.

Net income for the nine months ended September 30, 2017 was $101.4 million, an increase of $11.3 million, or 13 percent, from the $90.1 million of net income for the first nine months of the prior year. Diluted earnings per share for the first nine months of 2017 was $1.31 per share, an increase of $0.13, or 11 percent, from the diluted earnings per share of $1.18 for the same period in the prior year.

Acquisitions
On October 26, 2017, the Company announced the signing of a definitive agreement to acquire Inter-Mountain Bancorp, Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). FSB provides banking services to individuals and businesses throughout Montana with banking offices located in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. As of September 30, 2017, FSB had total assets of $1.010 billion, gross loans of $658 million and total deposits of $874 million. Upon closing of the transaction, which is anticipated to take place in the first quarter of 2018, FSB will become a new Bank division headquartered in Bozeman. Big Sky Western Bank, the Bank’s existing Bozeman-based division will combine with the new FSB division. The agriculture-focused northern branches of FSB, located in the area known as the Golden Triangle, will combine with the Bank’s First Bank of Montana division.

On June 6, 2017, the Company announced the signing of a definitive agreement to acquire Columbine Capital Corp., the holding company for Collegiate Peaks Bank, a community bank in Buena Vista, Colorado (collectively, “Collegiate”). As of September 30, 2017, Collegiate had total assets of $536 million, gross loans of $331 million and total deposits of $460 million. The acquisition marks the Company’s 19th acquisition since 2000, its eighth transaction in the past five years, and its fourth transaction in the state of Colorado. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed during the first quarter of 2018. Upon closing of the transaction, Collegiate will be merged into Glacier Bank and will operate as a separate Bank division under its existing name and management team.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016
Cash and cash equivalents	$220,210	237,590	152,541	251,413	(17,380)	67,669	(31,203)
Investment securities, available-for-sale	1,886,517	2,142,472	2,425,477	2,292,079	(255,955)	(538,960)	(405,562)
Investment securities, held-to-maturity	655,128	659,347	675,674	679,707	(4,219)	(20,546)	(24,579)
Total investment securities	2,541,645	2,801,819	3,101,151	2,971,786	(260,174)	(559,506)	(430,141)
Loans receivable
Residential real estate	734,242	712,726	674,347	696,817	21,516	59,895	37,425
Commercial real estate	3,503,976	3,393,753	2,990,141	2,919,415	110,223	513,835	584,561
Other commercial	1,575,514	1,549,067	1,342,250	1,303,241	26,447	233,264	272,273
Home equity	452,291	445,245	434,774	435,935	7,046	17,517	16,356
Other consumer	243,410	244,971	242,951	240,554	(1,561)	459	2,856
Loans receivable	6,509,433	6,345,762	5,684,463	5,595,962	163,671	824,970	913,471
Allowance for loan and lease losses	(129,576)	(129,877)	(129,572)	(132,534)	301	(4)	2,958
Loans receivable, net	6,379,857	6,215,885	5,554,891	5,463,428	163,972	824,966	916,429
Other assets	656,890	644,200	642,017	630,248	12,690	14,873	26,642
Total assets	$9,798,602	9,899,494	9,450,600	9,316,875	(100,892)	348,002	481,727

The Company is managing its asset size to stay below $10 billion through the remainder of the current year to delay the impact of the Durbin Amendment for one additional year. The Company is accomplishing this strategy by paying down borrowings and wholesale deposits with cash flow from investment securities and the excess cash was redoployed into the higher yielding loan portfolio. The Durbin Amendment, which was passed as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charges fee income in the future.

Total investment securities of $2.542 billion at September 30, 2017 decreased $260 million, or 9 percent, during the current quarter and decreased $430 million, or 14 percent, from the prior year third quarter. Investment securities represented 26 percent of total assets at September 30, 2017 compared to 33 percent of total assets at December 31, 2016 and 32 percent of total assets at September 30, 2016.

The Company experienced another strong quarter for loan growth with an increase of $164 million, or 10 percent annualized, during the current quarter. The loan category with the largest increase was commercial real estate loans which increased $110 million, or 3 percent. Excluding the Foothills acquisition, the loan portfolio increased $621 million, or 11 percent, since September 30, 2016 with the primary increases coming from growth in commercial real estate and other commercial loans of $354 million and $244 million, respectively.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016
Deposits
Non-interest bearing deposits	$2,355,983	2,234,058	2,041,852	2,098,747	121,925	314,131	257,236
NOW and DDA accounts	1,733,353	1,717,351	1,588,550	1,514,330	16,002	144,803	219,023
Savings accounts	1,081,056	1,059,717	996,061	938,547	21,339	84,995	142,509
Money market deposit accounts	1,564,738	1,608,994	1,464,415	1,442,602	(44,256)	100,323	122,136
Certificate accounts	846,005	886,504	948,714	975,521	(40,499)	(102,709)	(129,516)
Core deposits, total	7,581,135	7,506,624	7,039,592	6,969,747	74,511	541,543	611,388
Wholesale deposits	186,019	291,339	332,687	339,572	(105,320)	(146,668)	(153,553)
Deposits, total	7,767,154	7,797,963	7,372,279	7,309,319	(30,809)	394,875	457,835
Securities sold under agreements to repurchase	453,596	451,050	473,650	401,243	2,546	(20,054)	52,353
Federal Home Loan Bank advances	153,685	211,505	251,749	211,833	(57,820)	(98,064)	(58,148)
Other borrowed funds	8,243	5,817	4,440	5,956	2,426	3,803	2,287
Subordinated debentures	126,099	126,063	125,991	125,956	36	108	143
Other liabilities	83,624	97,139	105,622	114,789	(13,515)	(21,998)	(31,165)
Total liabilities	$8,592,401	8,689,537	8,333,731	8,169,096	(97,136)	258,670	423,305

Core deposits increased $74.5 million, or 1 percent, from the prior quarter, with the largest increase in non-interest bearing deposits which increased $121.9 million, or 5 percent. As part of the strategy to stay below $10 billion in total assets, the Company reduced the amount of wholesale deposits during the current quarter which decreased $105 million, or 36 percent, over the prior quarter. Excluding the Foothills acquisition, core deposits increased $315 million, or 5 percent, from September 30, 2016.

Securities sold under agreements to repurchase (“repurchase agreements”) of $454 million at September 30, 2017 increased $2.5 million, or 1 percent, from the prior quarter and increased $52.4 million, or 13 percent, from the prior year third quarter. Federal Home Loan Bank (“FHLB”) advances of $154 million at September 30, 2017 decreased $57.8 million from the prior quarter as a result of the Company prepaying $50 million of higher cost advances.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016
Common equity	$1,201,534	1,204,258	1,124,251	1,130,941	(2,724)	77,283	70,593
Accumulated other comprehensive (loss) income	4,667	5,699	(7,382)	16,838	(1,032)	12,049	(12,171)
Total stockholders’ equity	1,206,201	1,209,957	1,116,869	1,147,779	(3,756)	89,332	58,422
Goodwill and core deposit intangible, net	(192,609)	(193,249)	(159,400)	(160,008)	640	(33,209)	(32,601)
Tangible stockholders’ equity	$1,013,592	1,016,708	957,469	987,771	(3,116)	56,123	25,821

Stockholders’ equity to total assets	12.31%	12.22%	11.82%	12.32%
Tangible stockholders’ equity to total tangible assets	10.55%	10.47%	10.31%	10.79%
Book value per common share	$15.46	15.51	14.59	15.00	(0.05)	0.87	0.46
Tangible book value per common share	$12.99	13.03	12.51	12.91	(0.04)	0.48	0.08

Tangible stockholders’ equity of $1.014 billion at September 30, 2017 was stable compared to the prior quarter which was the result of the Company declaring a special and regular quarterly dividend which offset the current quarter net income. Tangible stockholders’ equity increased $25.8 million, or 3 percent, from a year ago, the result of earnings retention and $46.7 million of Company stock issued in connection with the Foothills acquisition; such increases more than offset the increase in goodwill and core deposit intangibles and the decrease in accumulated other comprehensive income. Tangible book value per common share at quarter end decreased $0.04 per share from the prior quarter and increased $0.08 per share from a year ago.

Cash Dividend
On September 11, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share and a special cash dividend of $0.30 per share. The quarterly dividend was payable September 28, 2017 to shareholders of record on September 21, 2017. The special dividend was payable September 29, 2017 to shareholders of record on September 22, 2017. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2017
Compared to June 30, 2017, March 31, 2017 and September 30, 2016

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Sep 30, 2016	Jun 30, 2017	Mar 31, 2017	Sep 30, 2016
Net interest income
Interest income	$96,464	94,032	87,628	85,944	2,432	8,836	10,520
Interest expense	7,652	7,774	7,366	7,318	(122)	286	334
Total net interest income	88,812	86,258	80,262	78,626	2,554	8,550	10,186
Non-interest income
Service charges and other fees	17,307	17,495	15,633	16,307	(188)	1,674	1,000
Miscellaneous loan fees and charges	1,211	1,092	980	1,195	119	231	16
Gain on sale of loans	9,141	7,532	6,358	9,592	1,609	2,783	(451)
Gain (loss) on sale of investments	77	(522)	(100)	(594)	599	177	671
Other income	3,449	2,059	2,818	1,793	1,390	631	1,656
Total non-interest income	31,185	27,656	25,689	28,293	3,529	5,496	2,892
	$119,997	113,914	105,951	106,919	6,083	14,046	13,078
Net interest margin (tax-equivalent)	4.11%	4.12%	4.03%	4.00%

Net Interest Income
In the current quarter, interest income of $96.5 million increased $2.4 million, or 3 percent, from the prior quarter and increased $10.5 million, or 12 percent, over the prior year third quarter with both increases attributable to the increase in interest from commercial loans. Interest income on commercial loans increased $3.7 million, or 7 percent, from the prior quarter and increased $12.2 million, or 26 percent, from the prior year third quarter. As a result of the shrinking investment portfolio, interest income from investments decreased $1.4 million from the prior quarter and $1.8 million from the prior year third quarter.

The current quarter interest expense of $7.7 million decreased $122 thousand, or 2 percent, from the prior quarter and increased $334 thousand, or 5 percent, from the prior year third quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 35 basis points compared to 37 basis points for the prior quarter and 37 basis points for the prior year third quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.11 percent compared to 4.12 percent in the prior quarter. The 1 basis points decrease in the net interest margin was the result of a 3 basis point reduction on the earning asset yield which was partially offset by a 2 basis point reduction in cost of funds. The decrease in earning asset yield was primarily driven by the decrease in higher yielding securities and the decrease in cost of funds was driven by an increase in non-interest bearing deposits and a decrease in borrowings. The current quarter net interest margin increased 11 basis points over the prior year third quarter net interest margin of 4.00 percent, due to the remix of earning assets to higher yielding loans.

Non-interest Income
Non-interest income for the current quarter totaled $31.2 million, an increase of $3.5 million, or 13 percent, from the prior quarter and an increase of $2.9 million, or 10 percent, over the same quarter last year. Service charges and other fees of $17.3 million, decreased by $188 thousand, or 1 percent, from the prior quarter primarily from seasonal activity and increased $1.0 million, or 6 percent, from the prior year third quarter which was driven by the increased number of accounts. Gain on sale of loans for the current quarter increased $1.6 million, or 21 percent, from the prior quarter and decreased $451 thousand, or 5 percent, from the prior year third quarter. Other income of $3.4 million, increased $1.4 million, or 68 percent, over the prior quarter and increased $1.7 million, or 92 percent over the prior year third quarter principally due to the increase in gain on sale of other real estate owned (“OREO”). Gain on sale of OREO during the third quarter of 2017 was $1.5 million compared to $369 thousand in the prior quarter and $134 thousand in the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Sep 30, 2016	Jun 30, 2017	Mar 31, 2017	Sep 30, 2016
Compensation and employee benefits	$41,297	39,498	39,246	38,370	1,799	2,051	2,927
Occupancy and equipment	6,500	6,560	6,646	6,168	(60)	(146)	332
Advertising and promotions	2,239	2,169	1,973	2,098	70	266	141
Data processing	3,647	3,409	3,124	3,982	238	523	(335)
Other real estate owned	817	442	273	215	375	544	602
Regulatory assessments and insurance	1,214	1,087	1,061	1,158	127	153	56
Core deposit intangibles amortization	640	639	601	777	1	39	(137)
Other expenses	12,198	11,505	10,420	12,412	693	1,778	(214)
Total non-interest expense	$68,552	65,309	63,344	65,180	3,243	5,208	3,372

During 2016, the Company consolidated its Bank divisions’ individual core database systems into a single core database and re-issued debit cards with chip technology (the Core Consolidation Project or “CCP”). Expenses related to CCP were $1.4 million during the third quarter of 2016. Excluding CCP expenses, non-interest expense for the current quarter increased $4.8 million, or 7 percent, over the prior year third quarter.

Compensation and employee benefits for the current quarter increased $1.8 million, or 5 percent, from the prior quarter as a result of increased cost of benefits, the Foothills acquisition, and a reduction in deferred compensation from loan production. Compensation and employee benefits increased by $2.9 million, or 8 percent, from the prior year third quarter due to salary increases and the increased number of employees from acquisitions. Data processing expense increased $238 thousand, or 7 percent, from the prior quarter. Data processing expense decreased $335, or 8 percent, from the prior year third quarter as a result of decreased costs associated with CCP. Other expenses increased $693 thousand, or 6 percent from the prior quarter with changes in several categories. Other expense decreased $214 thousand, or 2 percent, from the prior year third quarter as a result of decreased costs associated with CCP.

Efficiency Ratio
The current quarter efficiency ratio was 53.44 percent, a 55 basis points increase from the prior quarter efficiency ratio of 52.89 percent which was the result of an increase in operating expenses that outpaced the increase in net interest income and non-interest income. The current quarter efficiency ratio decreased 240 basis points from the prior year third quarter ratio of 55.84 percent and was attributable to the increase in net interest income primarily due to higher interest income on commercial loans.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2017	$3,327	$3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%
Fourth quarter 2015	411	1,482	2.55%	0.38%	0.88%

Net charge-offs for the current quarter were $3.6 million compared to $2.4 million for the prior quarter and $478 thousand from the same quarter last year. There was $3.3 million of current quarter provision for loan losses, compared to $3.0 million in the prior quarter and $626 thousand in the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results For Nine Months ended September 30, 2017
Compared to September 30, 2016

Income Summary
The following table summarizes revenue for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016
Net interest income
Interest income	$278,124	$256,394	$21,730	8%
Interest expense	22,792	22,417	375	2%
Total net interest income	255,332	233,977	21,355	9%
Non-interest income
Service charges and other fees	50,435	46,760	3,675	8%
Miscellaneous loan fees and charges	3,283	3,379	(96)	(3)%
Gain on sale of loans	23,031	23,841	(810)	(3)%
Loss on sale of investments	(545)	(706)	161	(23)%
Other income	8,326	6,030	2,296	38%
Total non-interest income	84,530	79,304	5,226	7%
	$339,862	$313,281	$26,581	8%
Net interest margin (tax-equivalent)	4.09%	4.02%

Net Interest Income
Interest income for the first nine months of the current year increased $21.7 million, or 8 percent, from the prior year first nine months and was principally due to a $26.8 million increase in income from commercial loans which more than offset the decrease of $5.4 million in interest income on investments.

Interest expense of $22.8 million for the first nine months of the current year increased $375 thousand over the the same period in the prior year. The total funding cost (including non-interest bearing deposits) for the first nine months of 2017 was 36 basis points compared to 38 basis points for the first nine months of 2016.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2017 was 4.09 percent, a 7 basis point increase from the net interest margin of 4.02 percent for the first nine months of 2016. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans combined with a continued increase in low cost deposits.

Non-interest Income
Non-interest income of $84.5 million for the first nine months of 2017 increased $5.2 million, or 7 percent, over the same period last year. Service charges and other fees of $50.4 million for the first nine months of 2017 increased $3.7 million, or 8 percent, from the same period last year as a result of an increased number of deposit accounts. The gain on sale of loans of $23.0 million for the first nine months of 2017 decreased $810 thousand, or 3 percent, from the same period last year which was due to a lower volume of refinanced mortgages. Other income of $8.3 million for the first nine months of 2017 increased $2.3 thousand, or 38 percent, over the same period last year and was the result of an increase on gain on sale of OREO.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016
Compensation and employee benefits	$120,041	$112,871	$7,170	6%
Occupancy and equipment	19,706	19,287	419	2%
Advertising and promotions	6,381	6,308	73	1%
Data processing	10,180	10,982	(802)	(7)%
Other real estate owned	1,532	819	713	87%
Regulatory assessments and insurance	3,362	3,732	(370)	(10)%
Core deposit intangible amortization	1,880	2,362	(482)	(20)%
Other expenses	34,123	35,636	(1,513)	(4)%
Total non-interest expense	$197,205	$191,997	$5,208	3%

Expenses related to CCP were $3.6 million during the first nine months of 2016. Excluding CCP expenses, non-interest expense for the current year increased $8.8 million, or 5 percent, over the prior year. Compensation and employee benefits for the first nine months of 2017 increased $7.2 million, or 6 percent, from the same period last year due to salary increases, vesting of restricted stock awards, and the increased number of employees from the acquired banks. Data processing expense decreased $802 thousand, or 7 percent, from the prior year first nine months as a result of decreased costs associated with CCP. Current year other expenses of $34.1 million decreased $1.5 million, or 4 percent, from the prior year and was principally driven by decreased costs associated with CCP.

Efficiency Ratio
The efficiency ratio of 53.92 percent for the first nine months of 2017 decreased 223 basis points from the prior year efficiency ratio of 56.15 percent for the first nine months of 2016 which resulted from the increase in net interest income largely due to higher interest income on commercial loans.

Provision for Loan Losses
The provision for loan losses was $7.9 million for the first nine months of 2017, an increase of $6.7 million from the same period in the prior year. Net charge-offs during the first nine months of 2017 were $7.9 million compared to net recoveries of $1.6 million from the first nine months of 2016.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to other comprehensive income. The Company’s investment securities are summarized below:

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$34,046	1%	$39,407	1%	$41,593	1%
U.S. government sponsored enterprises	19,267	1%	19,570	1%	16,367	—%
State and local governments	641,973	25%	786,373	25%	852,059	29%
Corporate bonds	249,990	10%	471,951	15%	404,413	14%
Residential mortgage-backed securities	838,929	33%	1,007,515	33%	945,653	32%
Commercial mortgage-backed securities	102,312	4%	100,661	3%	31,994	1%
Total available-for-sale	1,886,517	74%	2,425,477	78%	2,292,079	77%
Held-to-maturity
State and local governments	655,128	26%	675,674	22%	679,707	23%
Total held-to-maturity	655,128	26%	675,674	22%	679,707	23%
Total investment securities	$2,541,645	100%	$3,101,151	100%	$2,971,786	100%

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

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$311,651	315,417	345,527	346,301
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	779,790	801,508	879,271	894,652
S&P: A+, A, A- / Moody’s: A1, A2, A3	172,675	181,764	209,217	216,589
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,271	2,354	2,270	2,352
Not rated by either entity	11,189	11,261	13,934	14,694
Below investment grade	848	867	850	874
Total	$1,278,424	1,313,171	1,451,069	1,475,462

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$726,755	748,780	805,779	819,990
General obligation - limited	200,561	210,202	221,099	228,218
Revenue	323,684	326,333	389,506	391,615
Certificate of participation	19,380	20,167	23,590	24,603
Other	8,044	7,689	11,095	11,036
Total	$1,278,424	1,313,171	1,451,069	1,475,462

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$186,561	193,259	188,778	193,035
Texas	171,630	176,828	193,652	196,641
Michigan	158,423	165,308	173,400	177,305
Montana	91,326	96,105	94,168	97,259
Ohio	71,342	73,558	72,526	74,731
All other states	599,142	608,113	728,545	736,491
Total	$1,278,424	1,313,171	1,451,069	1,475,462

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at September 30, 2017. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$2,203	2.07%	$16,337	1.45%	$15,506	1.80%	$—	—%	$34,046	1.64%
U.S. government sponsored enterprises	—	—%	19,267	1.96%	—	—%	—	—%	—	—%	19,267	1.96%
State and local governments	27,752	1.99%	34,163	2.27%	218,773	3.69%	361,285	4.06%	—	—%	641,973	3.74%
Corporate bonds	55,518	2.10%	194,472	2.23%	—	—%	—	—%	—	—%	249,990	2.20%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	838,929	2.04%	838,929	2.04%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	102,312	2.06%	102,312	2.06%
Total available- for-sale	83,270	2.06%	250,105	2.21%	235,110	3.53%	376,791	3.96%	941,241	2.04%	1,886,517	2.62%
Held-to-maturity
State and local governments	—	—%	1,697	2.27%	72,217	3.01%	581,214	4.10%	—	—%	655,128	3.97%
Total held-to-maturity	—	—%	1,697	2.27%	72,217	3.01%	581,214	4.10%	—	—%	655,128	3.97%
Total investment securities	$83,270	2.06%	$251,802	2.22%	$307,327	3.40%	$958,005	4.04%	$941,241	2.04%	$2,541,645	2.97%

For additional information on investment securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of September 30, 2017, the Company determined that none of such securities had other-than-temporary impairment.

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

The following table separates investments with an unrealized loss position at September 30, 2017 into two categories: investments purchased prior to 2017 and those purchased during 2017. Of those investments purchased prior to 2017, the fair market value and unrealized gain or loss at December 31, 2016 is also presented.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2017
U.S. government and federal agency	$15,500	$(160)	(1)%	$18,387	$(133)	(1)%
U.S. government sponsored enterprises	3,460	(11)	—%	3,424	(41)	(1)%
State and local governments	276,288	(11,372)	(4)%	277,049	(12,207)	(4)%
Corporate bonds	51,318	(156)	—%	51,648	(380)	(1)%
Residential mortgage-backed securities	383,978	(2,557)	(1)%	457,616	(7,545)	(2)%
Commercial mortgage-backed securities	65,594	(720)	(1)%	70,980	(1,840)	(3)%
Total	$796,138	$(14,976)	(2)%	$879,104	$(22,146)	(3)%
Temporarily impaired securities purchased during 2017
Residential mortgage-backed securities	$5,738	$(25)	—%
Commercial mortgage-backed securities	1,150	(25)
Total	$6,888	$(50)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$15,500	$(160)	(1)%
U.S. government sponsored enterprises	3,460	(11)	—%
State and local governments	276,288	(11,372)	(4)%
Corporate bonds	51,318	(156)	—%
Residential mortgage-backed securities	389,716	(2,582)	(1)%
Commercial mortgage-backed securities	66,744	(745)	(1)%
Total	$803,026	$(15,026)	(2)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at September 30, 2017:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	69	$(8,264)
0.1% to 5.0%	341	(6,762)
Total	410	$(15,026)

With respect to the duration of the impaired debt securities, the Company identified 197 securities which have been continuously impaired for the twelve months ending September 30, 2017. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 197 debt securities which have been continuously impaired for the twelve months ended September 30, 2017, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	15	$(142)	$(31)
State and local governments	153	(10,301)	(1,273)
Corporate bonds	2	(6)	(6)
Residential mortgage-backed securities	25	(480)	(99)
Commercial mortgage-backed securities	2	(38)	(19)
Total	197	$(10,967)

Based on the Company's analysis of its impaired debt securities as of September 30, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at September 30, 2017 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at September 30, 2017 have been determined by the Company to be investment grade.

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

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$734,242	11%	$674,347	12%	$696,817	13%
Commercial loans
Real estate	3,503,976	55%	2,990,141	54%	2,919,415	53%
Other commercial	1,575,514	25%	1,342,250	24%	1,303,241	24%
Total	5,079,490	80%	4,332,391	78%	4,222,656	77%
Consumer and other loans
Home equity	452,291	7%	434,774	8%	435,935	8%
Other consumer	243,410	4%	242,951	4%	240,554	4%
Total	695,701	11%	677,725	12%	676,489	12%
Loans receivable	6,509,433	102%	5,684,463	102%	5,595,962	102%
Allowance for loan and lease losses	(129,576)	(2)%	(129,572)	(2)%	(132,534)	(2)%
Loans receivable, net	$6,379,857	100%	$5,554,891	100%	$5,463,428	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Other real estate owned	$14,359	18,500	20,954	22,662
Accruing loans 90 days or more past due
Residential real estate	420	398	266	222
Commercial	3,261	1,493	428	2,687
Consumer and other	263	1,307	405	390
Total	3,944	3,198	1,099	3,299
Non-accrual loans
Residential real estate	5,321	5,698	4,528	4,538
Commercial	36,464	37,511	39,033	42,221
Consumer and other	4,985	3,974	5,771	5,521
Total	46,770	47,183	49,332	52,280
Total non-performing assets	$65,073	68,881	71,385	78,241
Non-performing assets as a percentage of subsidiary assets	0.67%	0.70%	0.76%	0.84%
ALLL as a percentage of non-performing loans	256%	258%	257%	238%
Accruing loans 30-89 days past due	$29,115	31,124	25,617	27,384
Accruing troubled debt restructurings	$31,093	31,742	52,077	52,578
Non-accrual troubled debt restructurings	$22,134	25,418	21,693	23,427
U.S. government guarantees included in non-performing assets	$1,913	1,158	1,746	1,487
Interest income [1]	$1,679	1,119	2,364	1,881
__________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at September 30, 2017 were $65.1 million, a decrease of $3.8 million, or 6 percent, from the prior quarter and a decrease of $13.2 million, or 17 percent, from a year ago. Non-performing assets as a percentage of subsidiary assets at September 30, 2017 was 0.67 percent which was a decrease of 17 basis points from the prior year third quarter of 0.84 percent. Early stage delinquencies (accruing loans 30-89 days past due) of $29.1 million at September 30, 2017 decreased $2.0 million from the prior quarter and increased $1.7 million from the prior year third quarter.

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

In prior years, construction loans, a regulatory classification, accounted for a significant portion of the Company’s non-accrual loans. As a result of the gradual economic recovery and the Company’s diligent focus on this category of non-performing loans, construction loans only accounted for 24 percent of the Company’s non-accrual loans as of September 30, 2017. With very limited exceptions, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $123 million and $130 million as of September 30, 2017 and December 31, 2016, respectively. The ALLL includes specific valuation allowances of $4.1 million and $6.9 million of impaired loans as of September 30, 2017 and December 31, 2016, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $53.2 million and $73.8 million as of September 30, 2017 and December 31, 2016, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2017 was $5.2 million. The fair value of the loan collateral acquired in foreclosure during 2017 was $3.8 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Balance at beginning of period	$20,954	20,954	26,815	26,815
Acquisitions	96	96	882	882
Additions	3,844	3,521	5,198	4,117
Capital improvements	—	—	149	149
Write-downs	(443)	(275)	(1,821)	(92)
Sales	(10,092)	(5,796)	(10,269)	(9,209)
Balance at end of period	$14,359	18,500	20,954	22,662

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2017			December 31, 2016			September 30, 2016
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$11,480	9%	11%	$12,436	9%	12%	$13,911	10%	13%
Commercial real estate	68,225	53%	54%	65,773	51%	52%	67,244	51%	52%
Other commercial	37,820	29%	24%	37,823	29%	24%	36,579	28%	23%
Home equity	6,981	5%	7%	7,572	6%	8%	8,574	6%	8%
Other consumer	5,070	4%	4%	5,968	5%	4%	6,226	5%	4%
Total	$129,576	100%	100%	$129,572	100%	100%	$132,534	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Balance at beginning of period	$129,572	129,572	129,697	129,697
Provision for loan losses	7,938	4,611	2,333	1,194
Charge-offs
Residential real estate	(87)	(43)	(464)	(366)
Commercial loans	(7,116)	(3,515)	(4,860)	(1,410)
Consumer and other loans	(7,598)	(5,260)	(6,172)	(3,556)
Total charge-offs	(14,801)	(8,818)	(11,496)	(5,332)
Recoveries
Residential real estate	77	65	207	192
Commercial loans	2,611	1,362	5,576	4,914
Consumer and other loans	4,179	3,085	3,255	1,869
Total recoveries	6,867	4,512	9,038	6,975
Net (charge-offs) recoveries	(7,934)	(4,306)	(2,458)	1,643
Balance at end of period	$129,576	129,877	129,572	132,534
ALLL as a percentage of total loans	1.99%	2.05%	2.28%	2.37%
Net charge-offs (recoveries) as a percentage of total loans	0.12%	0.07%	0.04%	(0.03)%

The ALLL as a percentage of total loans outstanding at September 30, 2017 was 1.99 percent, a decrease of 29 basis points from 2.28 percent at December 31, 2016 which was driven by loan growth, stabilizing credit quality, and no allowance carried over from the Foothills acquisition as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended September 30, 2017 and 2016, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2017, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $4 thousand. During the same period in 2016, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $2.8 million.

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

Overall, there continues to be slow improvements in the economic environment compared to the past several years and the housing market is slowly recovering. Home prices continue to increase in all of the states within the Company’s footprint. Colorado, Idaho and Washington are experiencing the strongest pricing pressures, while Wyoming and Montana continue to lag behind the national trend. Five of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has continually declined since 2008; however, there have been recent periods of increased home ownership during the second half of 2015, the second half of 2016 and the second quarter of 2017. The long-term average for the United States homeownership rate is at 65.3 percent. Quarterly personal income growth remains in positive territory for each of the Company’s states, except for Wyoming, while Washington, Arizona, Colorado, Idaho and Utah exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth in Washington, Arizona, Idaho, Wyoming and Colorado during the next six months, while growth in Montana and Utah is expected to remain steady. During the second quarter of 2017, the United States economy grew at its strongest pace in two years as profits from current production increased. All of the states in the Company’s footprint have unemployment rates at or below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil, natural gas and base metal prices have all tapered off or decreased slightly and certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana has been negatively impacted by the weak Canadian dollar. Overall, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the subsequent recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent of the Company’s total loan portfolio and accounted for 24 percent and 20 percent of the Company’s non-accrual loans at September 30, 2017 and December 31, 2016, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Specific valuation allowance	$4,077	3,081	6,881	5,966
General valuation allowance	125,499	126,796	122,691	126,568
Total ALLL	$129,576	129,877	129,572	132,534

During 2017, the ALLL increased by $4 thousand, the net result of a $2.8 million decrease in the specific valuation allowance and a $2.8 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $4.2 million decrease in loans individually evaluated for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $534 million in loans collectively evaluated for impairment, excluding the current year acquisition. At acquisition date, the assets and liabilities of the acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016
Custom and owner occupied construction	$106,615	$103,816	$86,233	$82,935	3%	24%	29%
Pre-sold and spec construction	82,023	76,553	66,184	66,812	7%	24%	23%
Total residential construction	188,638	180,369	152,417	149,747	5%	24%	26%
Land development	83,414	80,044	75,078	68,597	4%	11%	22%
Consumer land or lots	99,866	107,124	97,449	96,798	(7)%	2%	3%
Unimproved land	64,610	67,935	69,157	69,880	(5)%	(7)%	(8)%
Developed lots for operative builders	12,830	12,337	13,254	13,256	4%	(3)%	(3)%
Commercial lots	25,984	25,675	30,523	27,512	1%	(15)%	(6)%
Other construction	367,060	307,547	257,769	246,753	19%	42%	49%
Total land, lot, and other construction	653,764	600,662	543,230	522,796	9%	20%	25%
Owner occupied	1,109,796	1,091,119	977,932	963,063	2%	13%	15%
Non-owner occupied	1,180,976	1,148,831	929,729	890,981	3%	27%	33%
Total commercial real estate	2,290,772	2,239,950	1,907,661	1,854,044	2%	20%	24%
Commercial and industrial	766,970	769,105	686,870	697,598	—%	12%	10%
Agriculture	468,168	457,286	407,208	425,645	2%	15%	10%
1st lien	873,061	849,601	877,893	883,034	3%	(1)%	(1)%
Junior lien	53,337	53,316	58,564	61,788	—%	(9)%	(14)%
Total 1-4 family	926,398	902,917	936,457	944,822	3%	(1)%	(2)%
Multifamily residential	185,891	172,523	184,068	204,395	8%	1%	(9)%
Home equity lines of credit	429,483	419,940	402,614	399,446	2%	7%	8%
Other consumer	153,363	155,098	155,193	154,547	(1)%	(1)%	(1)%
Total consumer	582,846	575,038	557,807	553,993	1%	4%	5%
Other	494,695	485,638	381,672	313,991	2%	30%	58%
Total loans receivable, including loans held for sale	6,558,142	6,383,488	5,757,390	5,667,031	3%	14%	16%
Less loans held for sale [1]	(48,709)	(37,726)	(72,927)	(71,069)	29%	(33)%	(31)%
Total loans receivable	$6,509,433	$6,345,762	$5,684,463	$5,595,962	3%	15%	16%

__________
[1] Loans held for sale are primarily 1st lien 1-4 family loans.

The following tables summarize selected information identified by regulatory classification of the Company’s non-performing assets.

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Sep 30, 2017	Sep 30, 2017	Sep 30, 2017
Custom and owner occupied construction	$177	177	—	375	—	177	—
Pre-sold and spec construction	267	272	226	250	267	—	—
Total residential construction	444	449	226	625	267	177	—
Land development	8,116	8,428	9,864	11,717	1,118	—	6,998
Consumer land or lots	2,451	1,868	2,137	2,196	1,517	44	890
Unimproved land	10,320	11,933	11,905	12,068	8,086	—	2,234
Developed lots for operative builders	116	116	175	175	—	—	116
Commercial lots	1,374	1,559	1,466	2,165	258	—	1,116
Other construction	151	151	—	—	—	—	151
Total land, lot and other construction	22,528	24,055	25,547	28,321	10,979	44	11,505
Owner occupied	14,207	17,757	18,749	19,970	12,435	400	1,372
Non-owner occupied	4,251	2,791	3,426	4,005	3,863	—	388
Total commercial real estate	18,458	20,548	22,175	23,975	16,298	400	1,760
Commercial and industrial	5,190	4,753	5,184	5,175	5,033	111	46
Agriculture	3,998	2,877	1,615	2,329	3,352	646	—
1st lien	7,688	9,057	9,186	9,333	6,868	523	297
Junior lien	591	727	1,167	1,335	448	94	49
Total 1-4 family	8,279	9,784	10,353	10,668	7,316	617	346
Multifamily residential	—	—	400	432	—	—	—
Home equity lines of credit	4,151	5,864	5,494	4,734	3,381	130	640
Other consumer	225	551	391	182	144	19	62
Total consumer	4,376	6,415	5,885	4,916	3,525	149	702
Other	1,800	—	—	1,800	—	1,800	—
Total	$65,073	68,881	71,385	78,241	46,770	3,944	14,359

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016
Custom and owner occupied construction	$415	$493	$1,836	$65	(16)%	(77)%	538%
Pre-sold and spec construction	451	155	—	—	191%	n/m	n/m
Total residential construction	866	648	1,836	65	34%	(53)%	1,232%
Land development	5	—	154	—	n/m	(97)%	n/m
Consumer land or lots	615	808	638	130	(24)%	(4)%	373%
Unimproved land	621	1,115	1,442	857	(44)%	(57)%	(28)%
Commercial lots	15	—	—	—	n/m	n/m	n/m
Other construction	—	—	—	7,125	n/m	n/m	(100)%
Total land, lot and other construction	1,256	1,923	2,234	8,112	(35)%	(44)%	(85)%
Owner occupied	4,450	5,038	2,307	586	(12)%	93%	659%
Non-owner occupied	5,502	6,533	1,689	5,830	(16)%	226%	(6)%
Total commercial real estate	9,952	11,571	3,996	6,416	(14)%	149%	55%
Commercial and industrial	5,784	5,825	3,032	4,038	(1)%	91%	43%
Agriculture	780	1,067	1,133	989	(27)%	(31)%	(21)%
1st lien	2,973	2,859	7,777	3,439	4%	(62)%	(14)%
Junior lien	3,463	815	1,016	977	325%	241%	254%
Total 1-4 family	6,436	3,674	8,793	4,416	75%	(27)%	46%
Multifamily residential	237	2,011	10	—	(88)%	2,270%	n/m
Home equity lines of credit	2,065	2,819	1,537	2,383	(27)%	34%	(13)%
Other consumer	1,735	1,572	1,180	943	10%	47%	84%
Total consumer	3,800	4,391	2,717	3,326	(13)%	40%	14%
Other	4	14	1,866	22	(71)%	(100)%	(82)%
Total	$29,115	$31,124	$25,617	$27,384	(6)%	14%	6%

__________
n/m - not measurable

The following table summarizes net charge-offs at the dates indicated, including identification by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2017	Jun 30, 2017	Dec 31, 2016	Sep 30, 2016	Sep 30, 2017	Sep 30, 2017
Custom and owner occupied construction	$58	—	(1)	—	62	4
Pre-sold and spec construction	(19)	(15)	786	(39)	—	19
Total residential construction	39	(15)	785	(39)	62	23
Land development	(67)	(46)	(2,661)	(2,372)	—	67
Consumer land or lots	(150)	(107)	(688)	(487)	6	156
Unimproved land	(177)	(110)	(184)	(114)	—	177
Developed lots for operative builders	(16)	(10)	(27)	(23)	—	16
Commercial lots	(4)	(3)	27	29	—	4
Other construction	390	390	—	—	390	—
Total land, lot and other construction	(24)	114	(3,533)	(2,967)	396	420
Owner occupied	3,416	853	1,196	(354)	4,036	620
Non-owner occupied	214	(2)	44	9	217	3
Total commercial real estate	3,630	851	1,240	(345)	4,253	623
Commercial and industrial	429	494	(370)	(643)	875	446
Agriculture	(11)	14	50	(29)	17	28
1st lien	(201)	(32)	487	132	100	301
Junior lien	746	746	60	(15)	812	66
Total 1-4 family	545	714	547	117	912	367
Multifamily residential	(229)	(229)	229	229	—	229
Home equity lines of credit	262	271	611	450	436	174
Other consumer	98	(8)	257	255	369	271
Total consumer	360	263	868	705	805	445
Other	3,195	2,100	2,642	1,329	7,481	4,286
Total	$7,934	4,306	2,458	(1,643)	14,801	6,867

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

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,355,983	30%	$2,041,852	28%	$2,098,747	29%
NOW and DDA accounts	1,733,353	22%	1,588,550	22%	1,514,330	21%
Savings accounts	1,081,056	14%	996,061	13%	938,547	13%
Money market deposit accounts	1,564,738	20%	1,464,415	20%	1,442,602	20%
Certificate accounts	846,005	11%	948,714	13%	975,521	13%
Wholesale deposits	186,019	3%	332,687	4%	339,572	4%
Total interest bearing deposits	5,411,171	70%	5,330,427	72%	5,210,572	71%
Total deposits	$7,767,154	100%	$7,372,279	100%	$7,309,319	100%

Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Borrowings
The Company borrows money through repurchase agreements. This process involves the selling of one or more of the securities in the Company’s investment portfolio and simultaneously entering into an agreement to repurchase that same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. Through a policy adopted by the Bank’s Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and has adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company periodically enters into wholesale repurchase agreements as additional funding sources. The Company has not entered into reverse repurchase agreements.

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2017	December 31, 2016
Repurchase agreements
Amount outstanding at end of period	$453,596	473,650
Weighted interest rate on outstanding amount	0.57%	0.34%
Maximum outstanding at any month-end	$497,187	473,650
Average balance	$425,864	384,066
Weighted-average interest rate	0.43%	0.31%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of September 30, 2017 were $126 million, including fair value adjustments from prior acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
FHLB advances
Borrowing capacity	$1,792,044	1,558,527
Amount utilized	(153,685)	(251,749)
Amount available	$1,638,359	1,306,778
FRB discount window
Borrowing capacity	$1,126,816	1,226,683
Amount utilized	—	—
Amount available	$1,126,816	1,226,683
Unsecured lines of credit available	$230,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$31,808	39,407
U.S. government sponsored enterprises	3,741	12,086
State and local governments	637,355	814,942
Corporate bonds	8,329	19,573
Residential mortgage-backed securities	117,210	258,260
Commercial mortgage-backed securities	47,277	78,144
Total unencumbered securities	$845,720	1,222,412

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 78,006,956 have been issued as of September 30, 2017. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2017. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. Under Basel III, the Company must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2017 is 1.25%. As of September 30, 2017, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of September 30, 2017. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank’s actual regulatory ratios	15.11%	13.86%	13.86%	11.26%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

There are no conditions or events since September 30, 2017 that management believes have changed the Company’s or Bank’s risk-based capital category.

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

Income tax expense for the nine months ended September 30, 2017 and 2016 was $33.3 million and $30.0 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 24.7 percent and 25.0 percent, respectively. The current and prior year’s low effective tax rates are due to income from tax-exempt investment securities, municipal loans and leases and benefits from federal income tax credits. The income from tax-exempt investment securities, loans and leases was $42.2 million and $43.4 million for the nine months ended September 30, 2017 and 2016, respectively. The benefits from federal income tax credits were $4.3 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of NMTCs. Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $21.4 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these investment securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2017	$3,196	2,860	793	6,849
2018	2,874	4,186	744	7,804
2019	2,974	4,323	695	7,992
2020	3,296	4,109	646	8,051
2021	3,296	3,291	600	7,187
Thereafter	4,459	18,034	2,293	24,786
	$20,095	36,803	5,771	62,669

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2017			September 30, 2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$771,342	$8,326	4.32%	$739,921	$24,594	4.43%
Commercial loans [1]	4,968,989	61,560	4.92%	4,692,565	170,604	4.86%
Consumer and other loans	688,294	8,276	4.77%	680,368	24,198	4.76%
Total loans [2]	6,428,625	78,162	4.82%	6,112,854	219,396	4.80%
Tax-exempt investment securities [3]	1,106,288	15,678	5.67%	1,183,954	50,593	5.70%
Taxable investment securities [4]	1,757,102	9,961	2.27%	1,802,842	30,952	2.29%
Total earning assets	9,292,015	103,801	4.43%	9,099,650	300,941	4.42%
Goodwill and intangibles	192,937			175,752
Non-earning assets	411,248			391,519
Total assets	$9,896,200			$9,666,921
Liabilities
Non-interest bearing deposits	$2,274,387	$—	—%	$2,122,385	$—	—%
NOW and DDA accounts	1,720,374	465	0.11%	1,640,712	994	0.08%
Savings accounts	1,071,674	160	0.06%	1,045,065	460	0.06%
Money market deposit accounts	1,596,170	624	0.16%	1,546,181	1,797	0.16%
Certificate accounts	866,094	1,275	0.58%	908,359	3,911	0.58%
Wholesale deposits [5]	297,768	2,040	2.72%	314,385	6,343	2.70%
FHLB advances	197,458	1,398	2.77%	269,377	4,642	2.27%
Repurchase agreements and other borrowed funds	562,169	1,690	1.19%	558,943	4,645	1.11%
Total interest bearing liabilities	8,586,094	7,652	0.35%	8,405,407	22,792	0.36%
Other liabilities	89,898			80,841
Total liabilities	8,675,992			8,486,248
Stockholders’ Equity
Common stock	780			774
Paid-in capital	797,011			775,761
Retained earnings	418,034			404,638
Accumulated other comprehensive income (loss)	4,383			(500)
Total stockholders’ equity	1,220,208			1,180,673
Total liabilities and stockholders’ equity	$9,896,200			$9,666,921
Net interest income (tax-equivalent)		$96,149			$278,149
Net interest spread (tax-equivalent)			4.08%			4.06%
Net interest margin (tax-equivalent)			4.11%			4.09%

__________

[1]	Includes tax effect of $1.7 million and $4.6 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2017.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $5.3 million and $17.3 million on tax-exempt investment securities income for the three and nine months ended September 30, 2017.

[4]	Includes tax effect of $304 thousand and $981 thousand on federal income tax credits for the three and nine months ended September 30, 2017.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Nine Months ended September 30,
	2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$103	(456)	(353)
Commercial loans (tax-equivalent)	27,581	915	28,496
Consumer and other loans	412	285	697
Investment securities (tax-equivalent)	(6,816)	(1,020)	(7,836)
Total interest income	21,280	(276)	21,004
Interest expense
NOW and DDA accounts	80	106	186
Savings accounts	52	77	129
Money market deposit accounts	151	11	162
Certificate accounts	(560)	(134)	(694)
Wholesale deposits	(435)	252	(183)
FHLB advances	(779)	577	(202)
Repurchase agreements and other borrowed funds	357	620	977
Total interest expense	(1,134)	1,509	375
Net interest income (tax-equivalent)	$22,414	(1,785)	20,629

Net interest income (tax-equivalent) increased $20.6 million for the nine months ended September 30, 2017 compared to the same period in 2016. The interest income for the first nine months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio. The decrease in interest income on the investment securities portfolio was the result of continuing to redeploy cash flow from investment securities into the loan portfolio. Total interest expense remained relatively flat compared to the prior year with volatility in certain categories including certificate accounts, wholesale deposits, FHLB advances and other borrowed funds.

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

The Company’s assessment of market risk as of September 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2016 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

November 2, 2017	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

November 2, 2017	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO