Form 10-K
period 2017-12-31
GLACIER BANCORP INC
filed 2018-02-22
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2017 (the last business day of the most recent second quarter), was $2,837,602,927 (based on the average bid and ask price as quoted on the NASDAQ Global Select Market at the close of business on that date).
The number of shares of Registrant’s common stock outstanding on February 5, 2018 was 79,785,733. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2018 Annual Meeting Proxy Statement dated on or about March 15, 2018 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee	GLBA – Gramm-Leach-Bliley Financial Services
ALLL or allowance – allowance for loan and lease losses	Modernization Act of 1999
ASC – Accounting Standards CodificationTM	Interstate Act – Riegle-Neal Interstate Banking and Branching
ATM – automated teller machine	Efficiency Act of 1994
Bank – Glacier Bank	IRS – Internal Revenue Service
Basel III – third installment of the Basel Accords	LIBOR – London Interbank Offered Rate
BHCA – Bank Holding Company Act of 1956, as amended	LIHTC – Low-Income Housing Tax Credit
Board – Glacier Bancorp, Inc.’s Board of Directors	NII – net interest income
bp or bps – basis point(s)	NMTC – New Markets Tax Credits
BSA – Bank Secrecy Act	NOW – negotiable order of withdrawal
CCP – Core Consolidation Project	NRSRO – Nationally Recognized Statistical Rating Organizations
CDE – Certified Development Entity	OCI – other comprehensive income
CDFI Fund – Community Development Financial Institutions Fund	OREO – other real estate owned
CEO – Chief Executive Officer	Patriot Act – Uniting and Strengthening America by Providing Appropriate
CFO – Chief Financial Officer	Tools Required to Intercept and Obstruct Terrorism Act of 2001
CFPB – Consumer Financial Protection Bureau	PCAOB – Public Company Accounting Oversight Board (United States)
Collegiate – Columbine Capital Corp. and its subsidiary,	Proxy Statement – the 2018 Annual Meeting Proxy Statement
Collegiate Peaks Bank	Repurchase agreements – securities sold under agreements
Company – Glacier Bancorp, Inc.	to repurchase
COSO – Committee of Sponsoring Organizations of the	S&P – Standard and Poor’s
Treadway Commission	SAB – SEC Staff Accounting Bulletin
CRA – Community Reinvestment Act of 1977	SEC – United States Securities and Exchange Commission
DDA – demand deposit account	SERP – Supplemental Executive Retirement Plan
DIF – federal Deposit Insurance Fund	SOX Act – Sarbanes-Oxley Act of 2002
DFAST – Dodd-Frank Act stress test	Tax Act – The Tax Cuts and Jobs Act
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	TSB – Treasure State Bank
Consumer Protection Act of 2010	TDR – troubled debt restructuring
EVE – economic value of equity	VIE – variable interest entity
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
FSB – Inter-Mountain Bancorp., Inc., and its subsidiary,
First Security Bank
GAAP – accounting principles generally accepted in the
United States of America
Ginnie Mae – Government National Mortgage Association

PART I

Item 1. Business

Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 145 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, and Arizona through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries
The Company includes the parent holding company and the Bank. As of December 31, 2017, the Bank consists of fourteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The Bank divisions operate under separate names, management teams and advisory directors. and include the following:

•	Glacier Bank (Kalispell, Montana) with operations in Montana;

•	First Security Bank of Missoula (Missoula, Montana) with operations in Montana;

•	Valley Bank of Helena (Helena, Montana) with operations in Montana;

•	Big Sky Western Bank (Bozeman, Montana) with operations in Montana;

•	Western Security Bank (Billings, Montana) with operations in Montana;

•	First Bank of Montana (Lewistown, Montana) with operations in Montana;

•	Mountain West Bank (Coeur d’Alene, Idaho) with operations in Idaho, Utah and Washington;

•	Citizens Community Bank (Pocatello, Idaho) with operations in Idaho;

•	1st Bank (Evanston, Wyoming) with operations in Wyoming and Utah;

•	First Bank of Wyoming (Powell, Wyoming) with operations in Wyoming;

•	First State Bank (Wheatland, Wyoming) with operations in Wyoming;

•	North Cascades Bank (Chelan, Washington) with operations in Washington;

•	Bank of the San Juans (Durango, Colorado) with operations in Colorado; and

•	The Foothills Bank (Yuma, Arizona) with operations in Arizona.

In January 2018, the Company combined the 1st Bank and First Bank of Wyoming divisions into one Bank division and named it First Bank. The combination was the result of the Company’s assessment of local market areas and determination that the Bank divisions would be more efficiently operated under one division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings, the information technology division includes the Bank’s internal data processing, and the centralized mortgage division includes mortgage loan servicing and secondary market originations and sales. The Company considers the Bank to be its sole operating segment.

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These subsidiary interests are included in the Company’s consolidated financial statements. The Bank also has subsidiary interests in VIEs for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These subsidiary interests are not included in the Company’s consolidated financial statements.

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities as Tier 1 capital instruments. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in non-marketable equity securities on the Company's statements of financial condition.

As of December 31, 2017, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent and Pending Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain states. The Company has completed the following acquisitions during the last five years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
TFB Bancorp, Inc. and its subsidiary, The Foothills Bank (collectively, “Foothills”)	April 30, 2017	$385,839	292,529	296,760
Treasure State Bank (“TSB”)	August 31, 2016	76,165	51,875	58,364
Cañon Bank Corporation and its subsidiary, Cañon National Bank	October 31, 2015	270,121	159,759	237,326
Montana Community Banks, Inc. and its subsidiary, Community Bank	February 28, 2015	175,774	84,689	237,326
FNBR Holding Corporation and its subsidiary, First National Bank of the Rockies	August 31, 2014	349,167	137,488	309,641
North Cascades Bancshares, Inc. and its subsidiary, North Cascades National Bank	July 31, 2013	330,028	215,986	294,980
Wheatland Bankshares, Inc. and its subsidiary, First State Bank	May 31, 2013	300,541	171,199	255,197

In January 2018, the Company acquired the outstanding common stock of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). Collegiate provides banking services to businesses and individuals in the Mountain and Front Range communities of Colorado, with banking offices located in Aurora, Buena Vista, Denver and Salida. As of December 31, 2017, Collegiate had total assets of $533 million, gross loans of $346 million and total deposits of $464 million. Collegiate operates as a division of the Bank under the name “Collegiate Peaks Bank, division of Glacier Bank.”

In October 2017, the Company announced the signing of a definitive agreement to acquire Inter-Mountain Bancorp., Inc., and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). FSB provides banking services to businesses and individuals throughout Montana, with banking offices located in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. As of December 31, 2017, FSB had total assets of $1.028 billion, gross loans of $640 million and total deposits of $891 million. The acquisition has received the required regulatory approvals, is subject to other customary conditions of closing and is expected to be completed in February 2018. Upon closing of the transaction, FSB will be merged into the Bank and will operate as a separate bank division under its existing name. Big Sky Western Bank, the Bank’s existing Bozeman-based division, will combine with the new FSB division. The agriculture-focused northern branches of FSB, located in the area known as the Golden Triangle, will combine with the Bank’s First Bank of Montana division.

See Notes 22 and 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

Market Area
The Company and the Bank have 145 locations, of which 9 are loan or administration offices, in 51 counties within 7 states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, and Arizona. The Company and the Bank have 59 locations in Montana, 28 locations in Idaho, 4 locations in Utah, 13 locations in Washington, 16 locations in Wyoming, 20 locations in Colorado, and 5 locations in Arizona.

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

Based on the Federal Deposit Insurance Corporation (“FDIC”) summary of deposits survey as of June 30, 2017, the Bank has approximately 24 percent of the total FDIC insured deposits in the 13 counties that it services in Montana. In Idaho, the Bank has approximately 7 percent of the deposits in the 9 counties that it services. In Utah, the Bank has 11 percent of the deposits in the 3 counties it services. In Washington, the Bank has 4 percent of the deposits in the 6 counties it services. In Wyoming, the Bank has 24 percent of the deposits in the 8 counties it services. In Colorado, the Bank has 5 percent of the deposits in the 9 counties it services. In Arizona, the Bank has 4 percent of the deposits in the 3 counties it services.

Employees
As of December 31, 2017, the Company and the Bank employed 2,354 persons, 2,179 of whom were employed full time and none of whom were represented by a collective bargaining group. The Company and the Bank provide their qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company’s Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2018 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Supervision and Regulation
The Company and the Bank are subject to extensive regulation under federal and state laws. This section provides a general overview of the federal and state regulatory framework applicable to the Company and the Bank. In general, this regulatory framework is designed to protect depositors, the federal Deposit Insurance Fund (“DIF”), and the federal and state banking system as a whole, rather than specifically for the protection of shareholders. Note that this section is not intended to summarize all laws and regulations applicable to the Company and the Bank. Descriptions of statutory or regulatory provisions do not purport to be complete and are qualified by reference to those provisions.

These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to the Company and the Bank (including their interpretation or implementation) cannot be predicted and could have a material effect on the Company’s and the Bank’s business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to the Company and the Bank have been made or proposed in recent years. Continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of the Company’s and the Bank's business and operations.

The Company is subject to regulation and supervision by the Federal Reserve (as a bank holding company) and regulation by the State of Montana (as a Montana corporation). The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. The Bank is subject to regulation and supervision by the FDIC, the Montana Department of Administration's Banking and Financial Institutions Division, and, with respect to Bank branches outside of the State of Montana, the respective regulators in those states.

Federal Bank Holding Company Regulation
General. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of and control over the Bank. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Federal Reserve. In general, the BHCA limits the business of a bank holding company to owning or controlling banks and engaging in other activities closely related to the business of banking. In addition, the Company must also file reports with and provide additional information to the Federal Reserve.

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

Holding Company Control of Non-banks. With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation, or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) further extended the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. It also 1) expands the scope of covered transactions required to be collateralized; 2) requires collateral to be maintained at all times for covered transactions required to be collateralized; and 3) places limits on acceptable collateral. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payments of dividends, interest, and operational expenses.

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either 1) a requirement that the customer obtain additional services provided by the Company or the Bank; or 2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources or when it may not be in the Company's or its shareholders' best interests to do so. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

State Law Restrictions. As a Montana corporation, the Company is subject to certain limitations and restrictions under applicable Montana corporate law. For example, Montana corporate law includes limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of the Bank
General. Deposits in the Bank, a Montana state-chartered bank with branches in Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona, are insured by the FDIC. The Bank is subject to primary supervision, periodic examination, and regulation of the FDIC and the Montana Department of Administration's Banking and Financial Institutions Division. These agencies have the authority to prohibit the Bank from engaging in what they believe constitutes unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to federal law and the laws of the State of Montana, with respect to the Bank's branches in Idaho, Utah, Washington, Wyoming, Colorado and Arizona, the Bank is also subject to the various laws and regulations governing its activities in those states.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including laws and regulations that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collects loans, and provides other services. In recent years, examination and enforcement by federal and state banking agencies for non-compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank has established a comprehensive compliance system to ensure consumer protection.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA or CRA protests filed by interested parties during applicable comment periods can result in the denial or delay of such transactions. The Bank received a “satisfactory” rating in its most recent CRA examination.

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit 1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and 2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Regulation of Management. Federal law 1) sets forth circumstances under which officers or directors of a bank may be removed by the bank's federal supervisory agency; 2) as discussed above, places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and 3) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information, and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth. The Bank has established comprehensive policies and risk management procedures to ensure the safety and soundness of the Bank.

Interstate Banking and Branching
The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), and removed many restrictions on de novo interstate branching by state and federally chartered banks.  Federal regulators now have authority to approve applications by such banks to establish de novo branches in states other than the bank's home state if the host state's banks could establish a branch at the same location. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends
A principal source of the Company’s cash is from dividends received from the Bank, which are subject to regulation and limitation. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Under Montana law, the Bank may not declare a dividend greater than the previous two years' net earnings without providing notice to the Montana Department of Administration's Banking and Financial Institutions Division.

Rules adopted in accordance with the third installment of the Basel Accords (“Basel III”) also impose limitations on the Bank's ability to pay dividends. In general, these rules limit the Bank's ability to pay dividends unless the Bank's common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5 percent of risk-weighted assets.

The Federal Reserve has also issued a policy statement on the payment of cash dividends by bank holding companies. In general, the policy statement expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the bank holding company’s earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes under-capitalized. These various regulatory policies may affect the Company's and the Bank's ability to pay dividends or otherwise engage in capital distributions.

The Dodd-Frank Act
General. The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of banks and bank holding companies, including the Bank and the Company. Some of the provisions of the Dodd-Frank Act that may impact the Company's and the Bank's business and operations are summarized below. There has been recent discussion of providing some relief from certain provisions of the Dodd-Frank Act for smaller financial institutions. For example, a bipartisan Senate bill has been introduced in an effort to roll back key provisions of the Dodd-Frank Act. However, at this time it is too early to predict the likelihood, timing, and scope of any such amendments.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. In August 2015, the SEC adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the compensation of its Chief Executive Officer (“CEO”) to the median compensation of its employees. This rule is intended to provide shareholders with information that they can use to evaluate a CEO’s compensation.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Since the Company's total consolidated assets exceeded $10 billion during the first quarter of 2018, the Company will now be subject to the direct supervision of the CFPB. The CFPB has issued and continues to issue numerous regulations under which the Company and the Bank will continue to incur additional expense in connection with its ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

•
positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;

•
the CFPB's final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;

•
positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and

•
focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

Stress Testing
As required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing (“DFAST”). These rules require bank holding companies and banks with average total consolidated assets of $10 billion or more to conduct an annual company-run stress test of capital, consolidated earnings, and losses under one base and at least two stress scenarios provided by federal regulators. Regulators may then consider the results of those stress tests in determining and evaluating capital adequacy, proposed acquisitions, and the safety and soundness of proposed dividends or stock repurchases. The Company exceeded $10 billion in total consolidated assets in the first quarter of 2018. The Company has analyzed these requirements and is developing systems, action plans, policies, procedures and monitoring protocols to ensure that it complies with these stress testing rules.

Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements.

As of December 31, 2017, the Company and the Bank qualified for the small issuer exemption from the Federal Reserve's interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year. In the first quarter of 2018, the Company exceeded $10 billion in total consolidated assets and will now be subject to this interchange fee cap. Effective in 2019, the interchange fee cap is expected to have a $13 - $16 million pre-tax annual impact to the Company's earnings.

Capital Adequacy
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal regulatory agencies, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory guidelines. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The capital requirements are intended to ensure that institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments and are applied separately to the Company and the Bank.

Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards, including: 1) a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent; 2) a Tier 1 capital to risk-based assets ratio of 6 percent; 3) a total capital to risk-based assets ratio of 8 percent; and 4) a 4 percent Tier 1 capital to total assets leverage ratio. These minimum capital requirements became effective in January 2015 and were the result of final rules implementing certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act ("Final Rules").

The Final Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress. The Bank is required to meet this new buffer requirement by 2019 in order to avoid constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The Final Rules change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital.

The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements to qualify as “well capitalized”: 1) a Tier 1 common equity capital ratio of at least 6.5 percent; 2) a Tier 1 capital ratio of at least 8 percent; 3) a total capital ratio of at least 10 percent; 4) a Tier 1 leverage ratio of at least 5 percent; and 5) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on certain capital ratios. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

The application of the Final Rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with these rules could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. Management believes that, as of December 31, 2017, the Company would meet all capital adequacy requirements under these capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Regulatory Oversight and Examination
Inspections. The Federal Reserve conducts periodic inspections of bank holding companies, such as the Company. In general, the objectives of the Federal Reserve's inspection program are to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its bank subsidiaries. The inspection type and frequency typically varies depending on asset size, complexity of the organization, and the bank holding company’s rating at its last inspection.

Examinations. Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing to a risk-focused approach. These examinations are extensive and cover the entire breadth of the operations of a bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the institution or as a result of certain triggering events. The Company exceeded $10 billion in total consolidated assets in the first quarter of 2018; therefore, the Company will now be subject to the direct supervision of the CFPB.

Commercial Real Estate Ratios. The federal banking regulators recently issued guidance reminding financial institutions to reexamine the existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting
The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. In general, the SOX Act 1) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert”; and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. As a publicly reporting company, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ.

Anti-Money Laundering and Anti-Terrorism
The Bank Secrecy Act (“BSA”) requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity) and certain due diligence and "know your customer" documentation requirements.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006. In relevant part, the Patriot Act 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. The Company and the Bank have established comprehensive compliance programs designed to comply with the requirements of the BSA and Patriot Act.

Financial Services Modernization
The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA 1) repeals historical restrictions on preventing banks from affiliating with securities firms; 2) provides a uniform framework for the activities of banks, savings institutions, and their holding companies; 3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy provisions of the GLBA. These regulations require a bank to disclose its privacy policy, including informing consumers of the bank's information sharing practices and their right to opt out of certain practices.

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act 1) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; 2) required that the DIF reserve ratio meet 1.35 percent by 2020; and 3) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act made banks with $10 billion or more in total assets, which threshold the Bank exceeded in the first quarter of 2018, responsible for the increase from 1.15 percent to 1.35 percent. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

Safety and Soundness. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances that would result in termination of the Bank's deposit insurance.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact the Company's and the Bank’s business. The Company and the Bank cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations. While recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), the current administration has expressed an attempt to reduce these regulatory burdens.

On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law by President Donald Trump. Among other provisions, the Tax Act reduced the federal corporate tax rate to 21 percent from the existing maximum rate of 35 percent. As a result of the Tax Act, the effective tax rate for the Company is expected to be reduced to a range of 17 to 18 percent. The Tax Act also limits the ability of financial institutions with assets of $10 billion or more to deduct insurance premiums paid to the FDIC. While the Company has evaluated the impact of the Tax Act with respect to the tax rate, it is too early to determine other potential impacts of the Tax Act on the Company.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. The nature and impact of future changes in monetary policies and their impact on the Company and the Bank cannot be predicted with certainty.

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to banks and bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. For example, because the Company exceeded this $10 billion threshold in the first quarter of 2018, it will be required to, among other requirements:

•	perform annual stress tests;

•	maintain a dedicated risk committee responsible for overseeing enterprise-wide risk management policies;

•	calculate its FDIC deposit assessment base using a performance score and a loss-severity score system; and

•	be examined for compliance with federal consumer protection laws primarily by the CFPB.

The Company has analyzed these heightened requirements to ensure that it will comply with these rules.

Item 1A. Risk Factors

The following is a discussion of what the Company believes are the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

Economic conditions in the market areas the Bank serves may adversely impact its earnings and could increase the credit risk associated with its loan portfolio and the value of its investment portfolio.
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona, and a softening of the economies in these market areas could have a material adverse effect on its business, financial condition, results of operations and prospects. Any future deterioration in economic conditions in the markets the Bank serves could result in the following consequences, any of which could have an adverse impact, which could be material, on the Company’s business, financial condition, results of operations and prospects:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	collateral for loans made may decline in value, in turn reducing customers’ borrowing power;

•	certain securities within the investment portfolio could become other-than-temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;

•	low cost or non-interest bearing deposits may decrease; and

•	demand for loan and other products and services may decrease.

National and global economic and geopolitical conditions could adversely affect the Company’s future results of operations or market price of its stock.
The Company’s business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond the Company’s control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, a relatively new presidential administration and new tax and economic policies associated therewith (e.g., Tax Act), the uncertain future relationship of the United Kingdom with the European Union (e.g., Brexit), and the ever-changing landscape of the energy industry. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on its business, financial condition, results of operations and prospects, and could cause the market price of the Company’s stock to decline.

The Company will be subject to heightened regulatory requirements when the Company exceeds $10 billion in assets.
The Company exceeded its total consolidated assets of $10 billion during the first quarter of 2018. The Dodd-Frank Act and its implementing regulations impose additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with specific sections of the Federal Reserve's prudential oversight requirements and annual stress testing requirements. The Durbin Amendment, which was passed as part of Dodd-Frank, instructed the Federal Reserve to establish rules limiting the amount of interchange fees that can be charged to merchants for debit card processing.  The Federal Reserve's final rules contained several key pieces, including in relevant part an interchange fee cap, certain fraud prevention adjustments, and, most notably, an exemption from the interchange fee cap for small issuers.  Issuers with less than $10 billion in total assets (as of the end of the previous calendar year) are exempt from the Federal Reserve's interchange fee cap.  As soon as the Company's total assets exceeded $10 billion, the interchange fee cap of the Durbin Amendment negatively affects the interchange income the Bank receives from electronic payment transactions. The interchange fee cap becomes effective to the Company commencing in 2019.

In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to compliance with various federal consumer financial protection laws and regulations. As a fairly new agency with evolving regulations and practices, it is uncertain as to how the CFPB's examinations and regulatory authority may impact the Company's business.

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
The Bank maintains an allowance for loan and lease losses (“ALLL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Bank’s provision for loan losses and ALLL.

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
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Bank’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in charge-offs, which could have a material adverse impact on results of operations and financial condition.

Competition in the Bank’s market areas may limit future success.
Commercial banking is a highly competitive business and a consolidating industry. The Bank competes with other commercial banks, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Bank is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Bank. Some of the Bank’s competitors have greater financial resources than the Bank. If the Bank is unable to effectively compete in its market areas, the Bank’s business, results of operations and prospects could be adversely affected.

Fluctuating interest rates can adversely affect profitability.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. In December 2017, the Federal Reserve increased the federal funds target range by 0.25 percent from 1.25 to 1.50 percent and has indicated further increases could continue depending on economic conditions.

The Company may not be able to continue to grow organically or through acquisitions.
Historically, the Company has expanded through a combination of organic growth and acquisitions. If market and regulatory conditions become more challenging, the Company may be unable to grow organically or successfully complete or integrate potential future acquisitions. The Company has historically used its strong stock currency to complete acquisitions. Downturns in the stock market and the trading price of the Company’s stock could have an impact on future acquisitions. Furthermore, there can be no assurance that the Company can successfully complete such transactions, since they are subject to regulatory review and approval.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
During 2017 and in prior years, the Company has been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

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

The Company’s business is heavily dependent on the services of members of the senior management team.
The Company believes its success to date has been substantially dependent on its executive management team. In addition, the Company’s unique model relies upon the Presidents of its separate Bank divisions, particularly in light of the Company’s decentralized management structure in which such Bank divisions have significant local decision-making authority. The unexpected loss of any of these persons could have an adverse effect on the Company’s business and future growth prospects.

The Company’s future performance will depend on its ability to respond to technological change.
The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increase efficiency and enables financial institutions to better serve customers and to reduce costs. Many of the Company’s competitors have substantially greater resources to invest in technological improvements than the Company does. The Company’s future success will depend, to some degree, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in the Company’s operations. The Company may not be able to effectively implement new technology-driven products or services, or be successful in marketing these products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause services interruptions, transaction processing errors and system conversion delays and may cause the Company to fail to comply with applicable laws. There can be no assurance that the Company will be able to successfully manage the risks associated with increased dependency on technology.

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

The size of the investment portfolio has declined over the past few years and represents 25 percent of total assets at December 31, 2017 and 33 percent of total assets at December 31, 2016. While the Bank believes that the terms of such investments have been kept relatively short, the Bank is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, investment securities present a different type of asset quality risk than the loan portfolio. At December 31, 2017, the investment portfolio consisted of 73 percent available-for-sale and 27 percent held-to-maturity designated investment securities. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

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
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2017 and 2016; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. While a non-cash item, impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

There can be no assurance the Company will be able to continue paying dividends on its common stock at recent levels.
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

The Company cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets and on the Company. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading price of the Company’s common stock

The FDIC has adopted a final rule to increase the federal Deposit Insurance Fund, including additional future premium increases and special assessments.
On March 15, 2016, the FDIC adopted a final rule to increase insurance premiums and has imposed special assessments to rebuild and maintain the DIF, and any additional future premium increases or special assessments could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additional information regarding this matter is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

The Dodd-Frank Act broadened the base for FDIC insurance assessments. In addition, the Dodd-Frank Act established 1.35 percent as the minimum DIF reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent (which is beyond what is required by law) and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. The increase is effective for banks in the first quarter following four consecutive quarters of total consolidated assets exceeding $10 billion. Since the Bank exceeded the $10 billion asset threshold in the first quarter of 2018, the increase in deposit insurance assessments to be paid by the Bank is expected to be effective in the first quarter of 2019.

The impact of Basel III is uncertain.
Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place. The phase-in period for Basel III began on January 1, 2015 and will end on January 1, 2019. The implementation of these new standards could have an adverse impact on the Company’s financial position and future earnings due to, among other things, the increased Tier 1 capital ratio requirements being implemented. Additional information regarding Basel III is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

The Company has various anti-takeover measures that could impede a takeover.
The Company’s articles of incorporation include certain provisions that could make it more difficult to acquire the Company by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then outstanding shares, unless it is either approved by the Company’s Board or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of the Company. These provisions may have the effect of lengthening the time required to acquire control of the Company through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of the Company. This could deprive the Company’s shareholders of opportunities to realize a premium for their common stock in the Company, even in circumstances where such action is favored by a majority of the Company’s shareholders.

The Company's business is subject to the risks of earthquakes, floods, fires, and other natural catastrophes.
With Bank branches located in Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona, the Company's business could be affected by a major natural catastrophe, such as a fire, flood, earthquake, or other natural disaster. The occurrence of any of these natural disasters may result in a prolonged interruption of the Company's business, which could have a material adverse effect on the Company's financial condition and operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 145 properties as of December 31, 2017:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	7	52	$82,614
Idaho	7	21	27,981
Utah	1	3	2,147
Washington	3	10	5,959
Wyoming	1	15	16,567
Colorado	2	18	15,574
Arizona	3	2	5,231
	24	121	$156,073

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2017, there were approximately 1,691 shareholders of record for the Company’s common stock. The market range of high and low sales prices for the Company’s common stock for the periods indicated are shown below:

	2017		2016
	High	Low	High	Low
First quarter	$38.17	31.70	26.50	21.90
Second quarter	37.41	31.56	27.84	24.18
Third quarter	38.18	31.38	30.12	25.09
Fourth quarter	41.23	35.50	37.87	27.31

The following table summarizes the Company’s dividends declared during the periods indicated:

	Years ended
	December 31, 2017	December 31, 2016
First quarter	$0.21	0.20
Second quarter	0.21	0.20
Third quarter	0.21	0.20
Fourth quarter	0.21	0.20
Special	0.30	0.30
Total	$1.14	1.10

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2017.

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

Item 6. Selected Financial Data

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP. The following table provides a reconciliation of certain GAAP financial measures to non-GAAP financial measures.

	Year ended December 31, 2017
(Dollars in thousands, except per share data)	GAAP	Tax Act Adjustment	Non-GAAP
Federal and state income tax expense	$64,625	(19,699)	44,926
Net income	$116,377	19,699	136,076
Basic earnings per share	$1.50	0.25	1.75
Diluted earnings per share	$1.50	0.25	1.75
Return on average assets	1.20%	0.21%	1.41%
Return on average equity	9.80%	1.66%	11.46%
Dividend payout ratio	76.00%	(10.86)%	65.14%
Effective tax rate	35.70%	(10.88)%	24.82%

The reconciling item between the GAAP and non-GAAP financial measures was the current year one-time net tax expense of $19.7 million. The one-time net tax expense was driven by the Tax Act and the change in the current year federal marginal rate of 35 percent to 21 percent for future years, which resulted in this revaluation of its deferred tax assets and deferred tax liabilities (“net deferred tax asset”). The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset.

Basic earnings per share is calculated by dividing net income by average outstanding shares and diluted earnings per share is calculated by dividing net income by diluted average outstanding shares. The one-time net tax expense of $19.7 million was included in determining income for both the GAAP basic earnings per share and the GAAP diluted earnings per share. Conversely, the one-time net tax expense of $19.7 million was excluded in determining income for both the non-GAAP basic earnings per share and the non-GAAP diluted earnings per share. Average outstanding shares of 77,537,664 was used in the GAAP and non-GAAP basic earnings per share for the year ended December 31, 2017. Diluted average outstanding shares of 77,607,605 was used in the GAAP and non-GAAP diluted earnings per share for the year ended December 31, 2017.

The return on average assets ratio is calculated by dividing net income by average assets and the return on average equity ratio is calculated by dividing net income by average equity. The one-time net tax expense of $19.7 million was included in determining income for both the GAAP return on average assets and the GAAP return on average equity. Conversely, the one-time net tax expense of $19.7 million was excluded in determining income for both the non-GAAP return on average assets and the non-GAAP return on average equity. Average assets of $9.678 billion was used in the GAAP and non-GAAP return on average assets ratios for the year ended December 31, 2017. Average equity of $1.188 billion was used in the GAAP and non-GAAP return on average equity ratios for the year ended December 31, 2017.

The dividend payout ratio is calculated by dividing dividends declared per share by basic earnings per share. The non-GAAP dividend payout ratio uses the non-GAAP basic earnings per share for calculating the ratio.

The effective tax rate is calculated by dividing federal and state income tax expense by income before income taxes. The non-GAAP effective tax rate uses the non-GAAP federal and state income tax expense of $44.9 million for calculating the rate.

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$9,706,349	$9,450,600	$9,089,232	$8,306,507	$7,884,350	2.7%	4.2%
Investment securities	2,426,556	3,101,151	3,312,832	2,908,425	3,222,829	(21.8)%	(5.5)%
Loans receivable, net	6,448,256	5,554,891	4,948,984	4,358,342	3,932,487	16.1%	10.4%
Allowance for loan and lease losses	(129,568)	(129,572)	(129,697)	(129,753)	(130,351)	—%	(0.1)%
Goodwill and intangibles	191,995	159,400	155,193	140,606	139,218	20.4%	6.6%
Deposits	7,579,747	7,372,279	6,945,008	6,345,212	5,579,967	2.8%	6.3%
Federal Home Loan Bank advances	353,995	251,749	394,131	296,944	840,182	40.6%	(15.9)%
Securities sold under agreements to repurchase and other borrowed funds	370,797	478,090	430,016	404,418	321,781	(22.4)%	2.9%
Stockholders’ equity	1,199,057	1,116,869	1,076,650	1,028,047	963,250	7.4%	4.5%
Equity per share	15.37	14.59	14.15	13.70	12.95	5.3%	3.5%
Equity as a percentage of total assets	12.35%	11.82%	11.85%	12.38%	12.22%	4.5%	0.2%

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013	1-Year	5-Year
Summary Statements of Operations
Interest income	$375,022	$344,153	$319,681	$299,919	$263,576	9.0%	7.3%
Interest expense	29,864	29,631	29,275	26,966	28,758	0.8%	0.8%
Net interest income	345,158	314,522	290,406	272,953	234,818	18.9%	8.0%
Provision for loan losses	10,824	2,333	2,284	1,912	6,887	364.0%	9.5%
Non-interest income	112,239	107,318	98,761	90,302	93,047	4.6%	3.8%
Non-interest expense	265,571	258,714	236,757	212,679	195,317	2.7%	6.3%
Income before income taxes	181,002	160,793	150,126	148,664	125,661	20.6%	7.6%
Federal and state income tax expense [1]	44,926	39,662	33,999	35,909	30,017	13.3%	8.4%
Net income [1]	$136,076	$121,131	$116,127	$112,755	$95,644	17.2%	7.3%
Basic earnings per share [1]	$1.75	$1.59	$1.54	$1.51	$1.31	10.1%	6.0%
Diluted earnings per share [1]	$1.75	$1.59	$1.54	$1.51	$1.31	10.1%	6.0%
Dividends declared per share [2]	$1.14	$1.10	$1.05	$0.98	$0.60	3.6%	13.7%

	At or for the Years ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Selected Ratios and Other Data
Return on average assets [1]	1.41%	1.32%	1.36%	1.42%	1.23%
Return on average equity [1]	11.46%	10.79%	10.84%	11.11%	10.22%
Dividend payout ratio [1,2]	65.14%	69.18%	68.18%	64.90%	45.80%
Average equity to average asset ratio	12.27%	12.27%	12.52%	12.81%	11.99%
Total capital (to risk-weighted assets)	15.64%	16.38%	17.17%	18.93%	18.97%
Tier 1 capital (to risk-weighted assets)	14.39%	15.12%	15.91%	17.67%	17.70%
Common Equity Tier 1 (to risk-weighted assets)	12.81%	13.42%	14.06%	N/A	N/A
Tier 1 capital (to average assets)	11.90%	11.90%	12.01%	12.45%	12.11%
Net interest margin on average earning assets (tax-equivalent)	4.12%	4.02%	4.00%	3.98%	3.48%
Efficiency ratio [3]	53.94%	55.88%	55.40%	54.31%	54.51%
Allowance for loan and lease losses as a percent of loans	1.97%	2.28%	2.55%	2.89%	3.21%
Allowance for loan and lease losses as a percent of nonperforming loans	255%	257%	244%	209%	158%
Non-performing assets as a percentage of subsidiary assets	0.68%	0.76%	0.88%	1.08%	1.39%
Non-performing assets	$65,179	71,385	80,079	89,900	109,420
Loans originated and acquired	$3,629,493	3,474,000	3,000,830	2,404,299	2,477,804
Number of full time equivalent employees	2,278	2,222	2,149	1,943	1,837
Number of locations	145	142	144	129	118
______________________________
1 Excludes a one-time revaluation of the deferred tax assets and deferred tax liabilities as a result of the Tax Act for the year ended December 31, 2017. For additional information on the revaluation, see the “Non-GAAP Financial Measures” section.
2 Includes a special dividend declared of $0.30 per share for 2017, 2016, 2015 and 2014.
3 Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

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

•
legislative or regulatory changes, including increased banking and consumer protection regulation that adversely affect the Company’s business, both generally and as a result of the Company exceeding $10 billion in total consolidated assets;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

Highlights and Overview
During the second quarter of 2017, the Company completed the acquisition of Foothills, a community bank based in Yuma, Arizona. Foothills became the Company’s fourteenth bank division and its first entrance into the Arizona market. During the fourth quarter of 2017, the Company also successfully completed the data processing system conversion for this acquisition. During the second quarter of 2017, the Company announced the signing of a definitive agreement to acquire Collegiate, a community bank based in Buena Vista, Colorado and the transaction was completed on January 31, 2018. Collegiate provides banking services to individuals and businesses in the Mountain and Front Range communities of Colorado with five banking offices located in Aurora, Buena Vista, Denver and Salida. The branches of Collegiate will operate as a new bank division of the Company. As of December 31, 2017, Collegiate had total assets of $533 million, gross loans of $346 million and total deposits of $464 million. During the fourth quarter of 2017, the Company announced the signing of a definitive agreement to acquire FSB, a community bank based in Bozeman, Montana. FSB provides banking services to individuals and businesses throughout Montana with eleven banking offices located in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. Upon closing of the transaction, which is anticipated to take place in February 2018, FSB will become a new bank division headquartered in Bozeman. Big Sky Western Bank, the Bank’s existing Bozeman-based division will combine with the new FSB division. The agriculture-focused northern branches of FSB, located in the area known as the Golden Triangle, will combine with the Bank’s First Bank of Montana division. As of December 31, 2017, FSB had total assets of $1.028 billion, gross loans of $640 million and total deposits of $891 million. See Notes 22 and 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

During the current year, the Company successfully executed its strategy to stay below $10 billion in total assets as of year end to delay the impact of the Durbin Amendment for one additional year. The Company accomplished this strategy in part by redeploying investment cash flow and selectively selling securities into the higher yielding loan portfolio. The Durbin Amendment, which was passed as part of the Dodd-Frank Act, establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charge fee income in the future. Due to the closing of the Collegiate acquisition in January 2018, the Company crossed the $10 billion asset threshold. The Company has been preparing for this event and believes it is well positioned to comply with DFAST requirements.

The Tax Act resulted in a decrease in the federal marginal tax rate from 35 percent to 21 percent beginning in 2018. As a result of the Tax Act, the Company incurred a one-time tax expense adjustment of $19.7 million during 2017 due to the Company’s revaluation of its net deferred tax assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which the temporary differences are expected to be recognized. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in net income in the period that includes the enactment date, which occurred on December 22, 2017 with the enactment of the Tax Act.

The Company experienced a strong year for organic loan growth, which increased $601 million, or 11 percent, with the primary increases in the commercial loan portfolio. As part of the strategy to stay below $10 billion, the Company redeployed cash flows from investment securities into the loan portfolio. Additionally, the Company utilized a third party vendor to transfer $433 million of deposits off-balance sheet as of December 31, 2017. These deposits can be brought back onto the Company’s balance sheet at the Company’s discretion. Including the deposit accounts transferred, organic deposit growth increased $478 million, or 7 percent, during the current year. Tangible stockholders’ equity increased $50 million, or $0.40 per share, as a result of earnings retention, increase in other comprehensive income (“OCI”), and Company stock issued in connection with the current year acquisition, all of which offset the increases in goodwill and intangibles from the acquisition. The Company increased its total dividends declared from $1.10 per share during 2016 to $1.14 per share in 2017.

The Company continued to reduce its non-performing assets and ended the year at $65.2 million which was a decrease of $6.2 million or, 9 percent, from the prior year end. The allowance as a percentage of total loans as of December, 31, 2017 was 1.97 percent, a decrease of 31 basis points (“bps”), or 13.5 percent, from 2.28 percent at December 31, 2016. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the ALLL.

Net income for the year was $116 million, a decrease of $4.8 million, or 4 percent, over the 2016 net income of $121 million. Diluted earnings per share for the year was $1.50, a decrease of $0.09, or 6 percent, from 2016 diluted earnings per share of $1.59. Such decreases were due to the one-time tax expense of $19.7 million from the revaluation of the net deferred tax assets. Excluding the $19.7 million impact from the Tax Act, the Company had record earnings of $136 million for 2017, an increase of $14.9 million, or 12 percent, over prior year’s net income of $121 million and diluted earnings per share of $1.75, an increase of $0.16, or 10 percent, from the prior year diluted earnings per share of $1.59. The improvement in net income for 2017 over 2016 was principally due to an increase in interest income from the commercial loan portfolio and the Bank divisions’ discipline in controlling operating expenses. For additional information on the revaluation of net deferred tax assets, see the “Non-GAAP Financial Measures” section in “Item 6. Selected Financial Data.”

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and regulatory burden.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016
Operating results
Net income [1]	$136,076	121,131
Basic earnings per share [1]	$1.75	1.59
Diluted earnings per share [1]	$1.75	1.59
Dividends declared per share	$1.14	1.10
Market value per share
Closing	$39.39	36.23
High	$41.23	37.87
Low	$31.38	21.90
Selected ratios and other data
Number of common stock shares outstanding	78,006,956	76,525,402
Average outstanding shares - basic	77,537,664	76,278,463
Average outstanding shares - diluted	77,607,605	76,341,836
Return on average assets (annualized) [1]	1.41%	1.32%
Return on average equity (annualized) [1]	11.46%	10.79%
Efficiency ratio	53.94%	55.88%
Dividend payout ratio [1]	65.14%	69.18%
Loan to deposit ratio	87.29%	78.10%
Number of full time equivalent employees	2,278	2,222
Number of locations	145	142
Number of ATMs	200	200
______________________________
1 Excludes a one-time revaluation of the deferred tax assets and deferred tax liabilities as a result of the Tax Act for the year ended December 31, 2017. For additional information on the revaluation, see the “Non-GAAP Financial Measures” section in “Item 6. Selected Financial Data.”

Recent Acquisitions
On April 30, 2017, the Company completed the acquisition of Foothills, which resulted in goodwill of $30.6 million. On August 31, 2016, the Company completed the acquisition of TSB, which resulted in goodwill of $6.4 million. The Company’s results of operations and financial condition include the acquisitions of Foothills and TSB from the acquisition dates. For additional information regarding acquisitions, see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table provides information on the fair value of selected classifications of assets and liabilities acquired:

	Foothills	TSB
(Dollars in thousands)	April 30, 2017	August 31, 2016
Total assets	$385,839	76,165
Investment securities	25,420	—
Loans receivable	292,529	51,875
Non-interest bearing deposits	97,527	13,005
Interest bearing deposits	199,233	45,359
Federal Home Loan Bank advances	22,800	3,260

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$200,004	$152,541	$47,463	31%
Investment securities, available-for-sale	1,778,243	2,425,477	(647,234)	(27)%
Investment securities, held-to-maturity	648,313	675,674	(27,361)	(4)%
Total investment securities	2,426,556	3,101,151	(674,595)	(22)%
Loans receivable
Residential real estate	720,728	674,347	46,381	7%
Commercial real estate	3,577,139	2,990,141	586,998	20%
Other commercial	1,579,353	1,342,250	237,103	18%
Home equity	457,918	434,774	23,144	5%
Other consumer	242,686	242,951	(265)	—%
Loans receivable	6,577,824	5,684,463	893,361	16%
Allowance for loan and lease losses	(129,568)	(129,572)	4	—%
Loans receivable, net	6,448,256	5,554,891	893,365	16%
Other assets	631,533	642,017	(10,484)	(2)%
Total assets	$9,706,349	$9,450,600	$255,749	3%

Total investment securities of $2.427 billion at December 31, 2017 decreased $675 million, or 22 percent, from the prior year fourth quarter. The decrease in the investment portfolio resulted from the Company continuing to redeploy the securities portfolio cash flow into the Company’s higher yielding loan portfolio. Investment securities represented 25 percent of total assets at December 31, 2017 compared to 33 percent of total assets at December 31, 2016.

Excluding the Foothills acquisition, the loan portfolio increased $601 million, or 11 percent, since the prior year end and primarily came from growth in commercial real estate and other commercial loans of $357 million and $209 million, respectively.

Liabilities
The following table summarizes the liability balances as of the dates indicated, and the amount of change from December 31, 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest bearing deposits	$2,311,902	$2,041,852	$270,050	13%
NOW and DDA accounts	1,695,246	1,588,550	106,696	7%
Savings accounts	1,082,604	996,061	86,543	9%
Money market deposit accounts	1,512,693	1,464,415	48,278	3%
Certificate accounts	817,259	948,714	(131,455)	(14)%
Core deposits, total	7,419,704	7,039,592	380,112	5%
Wholesale deposits	160,043	332,687	(172,644)	(52)%
Deposits, total	7,579,747	7,372,279	207,468	3%
Securities sold under agreements to repurchase	362,573	473,650	(111,077)	(23)%
Federal Home Loan Bank advances	353,995	251,749	102,246	41%
Other borrowed funds	8,224	4,440	3,784	85%
Subordinated debentures	126,135	125,991	144	—%
Other liabilities	76,618	105,622	(29,004)	(27)%
Total liabilities	$8,507,292	$8,333,731	$173,561	2%

The Company reduced the amount of on-balance sheet deposits during the year as part of its strategy to stay below $10 billion in total assets. Core deposits decreased $380 million, or 5 percent, from the prior year end. The Company utilized a third party vendor to transfer $433 million of deposits off-balance sheet as of December 31, 2017. Including the deposit accounts transferred, organic core deposits increased $478 million, or 7 percent, from December 31, 2016. At December 31, 2017, wholesale deposits were $160 million, a decrease of $173 million, or 52 percent, over the prior year end.

Securities sold under agreements to repurchase (“repurchase agreements”) of $363 million at December 31, 2017 decreased $111 million, or 23 percent, from the prior year end. Federal Home Loan Bank (“FHLB”) advances of $354 million at December 31, 2017 increased $102 million over the prior year end. The increase was the result of strategically managing the deposit accounts to stay below $10 billion and utilizing FHLB advances to manage the daily liquidity needs for loan growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated and the amount of change from December 31, 2016:

(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016	$ Change	% Change
Common equity	$1,201,036	$1,124,251	$76,785	7%
Accumulated other comprehensive loss	(1,979)	(7,382)	5,403	(73)%
Total stockholders’ equity	1,199,057	1,116,869	82,188	7%
Goodwill and core deposit intangible, net	(191,995)	(159,400)	(32,595)	20%
Tangible stockholders’ equity	$1,007,062	$957,469	$49,593	5%
Stockholders’ equity to total assets	12.35%	11.82%		4%
Tangible stockholders’ equity to total tangible assets	10.58%	10.31%		3%
Book value per common share	$15.37	$14.59	$0.78	5%
Tangible book value per common share	$12.91	$12.51	$0.40	3%

Tangible stockholders’ equity increased $49.6 million, or 5 percent, from a year ago, the result of earnings retention and $46.7 million of Company stock issued in connection with the Foothills acquisition; such increases more than offset the increase in goodwill and core deposit intangibles. Tangible book value per common share at year end increased $0.40 per share from a year ago.

Results of Operations

Income Summary
The following table summarizes revenue for the periods indicated, including the amount and percentage changes from December 31, 2016:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2017	December 31, 2016
Net interest income
Interest income	$375,022	$344,153	$30,869	9%
Interest expense	29,864	29,631	233	1%
Total net interest income	345,158	314,522	30,636	10%
Non-interest income
Service charges and other fees	67,717	62,405	5,312	9%
Miscellaneous loan fees and charges	4,360	4,613	(253)	(5)%
Gain on sale of loans	30,439	33,606	(3,167)	(9)%
Loss on sale of investments	(660)	(1,463)	803	(55)%
Other income	10,383	8,157	2,226	27%
Total non-interest income	112,239	107,318	4,921	5%
	$457,397	$421,840	$35,557	8%
Net interest margin (tax-equivalent)	4.12%	4.02%

Net Interest Income
Interest income for the current year increased $30.9 million, or 9 percent, from the prior year and was attributable to a $38.4 million increase in income from commercial loans which more than offset the decrease of $8.4 million in interest income on investments.

Interest expense of $29.9 million for the current year increased $233 thousand over the prior year. Interest expense on deposits decreased $1.6 million, or 9 percent, and was due to the decrease in wholesale deposits. Interest expense on repurchase agreements, FHLB advances, and subordinated debt increased $1.8 million, or 16 percent, over the prior year and was primarily driven by the increase in interest rates. The total funding cost (including non-interest bearing deposits) for 2017 was 36 basis points compared to 37 basis points for 2016.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2017 was 4.12 percent, a 10 basis point increase from the net interest margin of 4.02 percent for 2016. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans. Additionally, there was an increase in yields on earning assets combined with a continued increase in low cost deposits during the current year.

Non-interest Income
Non-interest income of $112.2 million for 2017 increased $4.9 million, or 5 percent, over last year. Service charges and other fees of $67.7 million for 2017 increased $5.3 million, or 9 percent, from the prior year as a result of an increased number of deposit accounts. The gain on sale of loans of $30.4 million for 2017 decreased $3.2 million, or 9 percent, from prior year which was due to a lower volume of refinanced and purchased mortgages. Other income of $10.4 million for 2017 increased $2.2 million, or 27 percent, over last year and was the result of an increase on gain on sale of OREO.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2016:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2017	December 31, 2016
Compensation and employee benefits	$160,506	$151,697	$8,809	6%
Occupancy and equipment	26,631	25,979	652	3%
Advertising and promotions	8,405	8,433	(28)	—%
Data processing	14,150	14,390	(240)	(2)%
Other real estate owned	1,909	2,895	(986)	(34)%
Regulatory assessments and insurance	4,431	4,780	(349)	(7)%
Core deposit intangible amortization	2,494	2,970	(476)	(16)%
Other expenses	47,045	47,570	(525)	(1)%
Total non-interest expense	$265,571	$258,714	$6,857	3%

During 2016, the Company consolidated its Bank divisions’ individual core database systems into a single core database and re-issued debit cards with chip technology (the Core Consolidation Project or “CCP”). Expenses related to CCP were $4.3 million during 2016. Excluding CCP expenses, non-interest expense for the current year increased $11.2 million, or 4 percent, over the prior year. Compensation and employee benefits for 2017 increased $8.8 million, or 6 percent, from the same period last year due to salary increases and the increased number of employees from the acquired banks. Occupancy and equipment expense increased $652 thousand, or 3 percent from the prior year as a result of increased costs from acquisitions. Data processing expense decreased $240 thousand, or 2 percent, from the prior year as a result of decreased costs associated with CCP. Current year other expenses of $47.0 million decreased $525 thousand, or 1 percent, from the prior year and was principally driven by decreased costs associated with CCP.

Efficiency Ratio
The efficiency ratio of 53.94 percent for 2017 decreased 194 basis points from the prior year efficiency ratio of 55.88 percent which resulted from the increase in net interest income largely due to higher interest income on commercial loans.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and other select ratios for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2017	$2,886	$2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%
First quarter 2016	568	194	2.50%	0.46%	0.88%

The provision for loan losses was $10.8 million for 2017, an increase of $8.5 million from the same period in the prior year. Net charge-offs during 2017 were $10.8 million compared to $2.5 million during 2016. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Net Interest Income
Net interest income for 2016 was $315 million, an increase of $24.1 million, or 8 percent, over the prior year. Interest income for the 2016 increased $24.5 million, or 8 percent, from the prior year and was principally due to a $24.0 million increase in income from commercial loans. Additional increases included a $1.3 million in interest income from residential loans.

Interest expense of $29.6 million for 2016 increased $356 thousand, or 1 percent, over the prior year. Deposit interest expense for 2016 increased $2.3 million, or 14 percent, from the prior year and was driven by an increase in wholesale deposits and the additional interest expense for an interest rate swap with a notional amount of $100 million that began accruing in December 2015. FHLB interest expense decreased $2.6 million, or 30 percent, as the need for wholesale funding has decreased with strong deposit growth. The total funding cost (including non-interest bearing deposits) for 2016 was 37 basis points compared to 40 basis points for 2015.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2016 was 4.02 percent, a 2 basis point increase from the net interest margin of 4.00 percent for 2015. The increase in the margin was primarily attributable to a shift in earning assets to higher yielding loans combined with a continued increase in low cost deposits.

Non-interest Income
Non-interest income of $107.3 million for 2016 increased $8.6 million, or 9 percent, over the prior year. Service charges and other fees of $62.4 million for 2016 increased $3.1 million, or 5 percent, from the prior year as a result of an increased number of deposit accounts, both from organic growth and from recent acquisitions. The gain of $33.6 million on the sale of loans for 2016 increased $7.2 million, or 27 percent, from 2015 which was attributable to the stronger housing market and the low interest rate environment. Included in other income was operating revenue of $127 thousand from OREO and gains of $918 thousand from the sales of OREO, which totaled $1.0 million for 2016 compared to $1.1 million for the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated, including the amount and percentage changes from December 31, 2015:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2016	December 31, 2015
Compensation and employee benefits	$151,697	$134,382	$17,315	13%
Occupancy and equipment	25,979	25,483	496	2%
Advertising and promotions	8,433	8,661	(228)	(3)%
Data processing	14,390	11,244	3,146	28%
Other real estate owned	2,895	3,693	(798)	(22)%
Regulatory assessments and insurance	4,780	5,283	(503)	(10)%
Core deposit intangible amortization	2,970	2,964	6	—%
Other expenses	47,570	45,047	2,523	6%
Total non-interest expense	$258,714	$236,757	$21,957	9%

Non-interest expense of $259 million for 2016 increased $22.0 million, or 9 percent, over the prior year. Included in non-interest expense was $4.3 million of CCP related expenses. Compensation and employee benefits for 2016 increased $17.3 million, or 13 percent, from the prior year due to the increased number of employees including from the acquired banks and annual salary increases. Occupancy and equipment expense of $26.0 million for 2016 increased $474 thousand, or 2 percent, over the prior year. Outsourced data processing expense increased $3.3 million, or 29 percent, from the prior year primarily the result of additional costs from CCP. OREO expense of $2.9 million for 2016 decreased $798 thousand, or 22 percent, from the the prior year. OREO expense for 2016 included $761 thousand of operating expenses, $1.8 million of fair value write-downs, and $314 thousand of loss from the sales of OREO. Other expenses of $47.2 million for 2016 increased $2.4 million, or 5 percent, from the prior year and was driven by increases from costs associated with CCP.

Efficiency Ratio
The efficiency ratio was 55.88 percent for 2016 compared to 55.40 percent for 2015. Although there were increases in both net interest income and non-interest income, such increases were outpaced by the increases in CCP expenses and compensation expenses which contributed to the higher efficiency ratio in 2016.

Provision for Loan Losses
The provision for loan losses was $2.3 million for 2016, an increase of $49 thousand, or 2 percent, from the prior year. Net charge-offs during 2016 was $2.5 million which was relatively flat compared to the net charge-offs of $2.3 million for 2015, although the quarterly net charge-offs continue to experience a fair amount of volatility.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Investment securities classified as available-for-sale are carried at estimated fair value and investment securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale securities are reflected as an adjustment to OCI. The Company’s investment securities are summarized below:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$31,127	1%	$39,407	1%	$47,451	1%	$44	—%	$—	—%
U.S. government sponsored enterprises	19,091	1%	19,570	1%	93,167	3%	21,945	1%	10,628	—%
State and local governments	629,501	26%	786,373	25%	885,019	27%	997,969	34%	1,385,078	43%
Corporate bonds	216,762	9%	471,951	15%	384,163	12%	314,854	11%	442,501	14%
Residential mortgage-backed securities	779,283	32%	1,007,515	33%	1,198,549	36%	1,049,575	36%	1,383,560	43%
Commercial mortgage-backed securities	102,479	4%	100,661	3%	2,411	—%	3,041	—%	1,062	—%
Total available-for-sale	1,778,243	73%	2,425,477	78%	2,610,760	79%	2,387,428	82%	3,222,829	100%
Held-to-maturity
State and local governments	648,313	27%	675,674	22%	702,072	21%	520,997	18%	—	—%
Total held-to-maturity	648,313	27%	675,674	22%	702,072	21%	520,997	18%	—	—%
Total investment securities	$2,426,556	100%	$3,101,151	100%	$3,312,832	100%	$2,908,425	100%	$3,222,829	100%

The Company’s investment portfolio is primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s maximum federal statutory rate of 35 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. As a result of the Tax Act, the federal statutory rate decreased from 35 percent to 21 percent beginning in 2018. Net deferred tax assets associated with available-for-sale investment securities were remeasured using enacted tax rates expected to apply to the years in which the temporary differences are expected to be recognized. The effect on net deferred tax assets from the change in tax rates was recognized in net income during the current year, given that the enactment of the Tax Act occurred on December 22, 2017. Mortgage-backed securities are primarily short, weighted-average life U.S. agency guaranteed residential mortgage pass-through securities.  To a lesser extent, mortgage-backed securities also consist of short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations and U.S. agency guaranteed commercial mortgage-backed securities. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$310,040	311,759	345,527	346,301
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	767,306	783,795	879,271	894,652
S&P: A+, A, A- / Moody’s: A1, A2, A3	167,230	175,539	209,217	216,589
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	2,271	2,372	2,270	2,352
Not rated by either entity	14,985	15,262	13,934	14,694
Below investment grade	847	860	850	874
Total	$1,262,679	1,289,587	1,451,069	1,475,462

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$717,610	735,218	805,779	819,990
General obligation - limited	195,278	203,643	221,099	228,218
Revenue	322,394	323,183	389,506	391,615
Certificate of participation	19,366	19,922	23,590	24,603
Other	8,031	7,621	11,095	11,036
Total	$1,262,679	1,289,587	1,451,069	1,475,462

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$184,491	189,932	188,778	193,035
Texas	170,786	175,217	193,652	196,641
Michigan	157,240	163,332	173,400	177,305
Montana	92,733	97,234	94,168	97,259
California	69,944	69,554	93,441	94,275
All other states	587,485	594,318	707,630	716,947
Total	$1,262,679	1,289,587	1,451,069	1,475,462

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity investment securities by contractual maturity at December 31, 2017. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt investment securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$2,227	1.76%	$15,053	1.53%	$13,847	1.14%	$—	—%	$31,127	1.37%
U.S. government sponsored enterprises	—	—%	19,091	1.96%	—	—%	—	—%	—	—%	19,091	1.96%
State and local governments	25,489	1.99%	34,962	2.38%	221,265	3.69%	347,785	4.09%	—	—%	629,501	3.77%
Corporate bonds	44,161	2.24%	172,601	2.27%	—	—%	—	—%	—	—%	216,762	2.26%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	779,283	2.07%	779,283	2.07%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	102,479	2.07%	102,479	2.07%
Total available-for-sale	69,650	2.15%	228,881	2.26%	236,318	3.55%	361,632	3.97%	881,762	2.07%	1,778,243	2.67%
Held-to-maturity
State and local governments	—	—%	2,108	2.21%	86,741	3.02%	559,464	4.12%	—	—%	648,313	3.97%
Total held-to-maturity	—	—%	2,108	2.21%	86,741	3.02%	559,464	4.12%	—	—%	648,313	3.97%
Total investment securities	$69,650	2.15%	$230,989	2.26%	$323,059	3.41%	$921,096	4.07%	$881,762	2.07%	$2,426,556	3.02%

Interest income from investment securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Taxable interest	$38,433	40,366	40,200
Tax-exempt interest	43,535	50,026	50,886
Total interest income	$81,968	90,392	91,086

For additional information on investment securities, see Notes 1 and 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of December 31, 2017, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2017, S&P issued a credit opinion confirming its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In October 2017, Moody's issued a credit opinion confirming its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2017, Fitch issued a credit opinion confirming its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates investment securities with an unrealized loss position at December 31, 2017 into two categories: investments purchased prior to 2017 and those purchased during 2017. Of those investments purchased prior to 2017, the fair market value and unrealized gain or loss at December 31, 2016 is also presented.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized (Loss) Gain	Unrealized (Loss) Gain as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2017
U.S. government and federal agency	$14,387	$(143)	(1)%	$18,402	$(133)	(1)%
U.S. government sponsored enterprises	18,351	(104)	(1)%	18,397	6	—%
State and local governments	303,205	(13,341)	(4)%	307,559	(11,340)	(4)%
Corporate bonds	128,670	(483)	—%	131,099	(485)	—%
Residential mortgage-backed securities	616,972	(7,833)	(1)%	784,546	(9,070)	(1)%
Commercial mortgage-backed securities	92,252	(1,735)	(2)%	102,472	(1,915)	(2)%
Total	$1,173,837	$(23,639)	(2)%	$1,362,475	$(22,937)	(2)%
Temporarily impaired securities purchased during 2017
State and local governments	$5,795	$(396)	(7)%
Residential mortgage-backed securities	9,924	(97)	(1)%
Commercial mortgage-backed securities	8,366	(135)	(2)%
Total	$24,085	$(628)	(3)%
Temporarily impaired securities
U.S. government and federal agency	$14,387	$(143)	(1)%
U.S. government sponsored enterprises	18,351	(104)	(1)%
State and local governments	309,000	(13,737)	(4)%
Corporate bonds	128,670	(483)	—%
Residential mortgage-backed securities	626,896	(7,930)	(1)%
Commercial mortgage-backed securities	100,618	(1,870)	(2)%
Total	$1,197,922	$(24,267)	(2)%
With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at December 31, 2017:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	9	$(1,999)
5.1% to 10.0%	75	(9,153)
0.1% to 5.0%	445	(13,115)
Total	529	$(24,267)

With respect to the valuation history of the impaired debt securities, the Company identified 302 securities which have been continuously impaired for the twelve months ending December 31, 2017. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 302 debt securities which have been continuously impaired for the twelve months ended December 31, 2017, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	16	$(138)	$(28)
U.S. government sponsored enterprises	1	(48)	(48)
State and local governments	188	(12,862)	(1,438)
Corporate bonds	8	(219)	(54)
Residential mortgage-backed securities	73	(4,880)	(462)
Commercial mortgage-backed securities	16	(1,401)	(230)
Total	302	$(19,548)

Based on the Company's analysis of its impaired debt securities as of December 31, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at December 31, 2017 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2017 have been determined by the Company to be investment grade.

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

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$720,728	11%	$674,347	12%	$688,912	14%	$611,463	14%	$577,589	15%
Commercial loans
Real estate	3,577,139	55%	2,990,141	54%	2,633,953	53%	2,337,548	54%	2,049,247	52%
Other commercial	1,579,353	25%	1,342,250	24%	1,099,564	22%	925,900	21%	852,036	22%
Total	5,156,492	80%	4,332,391	78%	3,733,517	75%	3,263,448	75%	2,901,283	74%
Consumer and other loans
Home equity	457,918	7%	434,774	8%	420,901	9%	394,670	9%	366,465	9%
Other consumer	242,686	4%	242,951	4%	235,351	5%	218,514	5%	217,501	5%
Total	700,604	11%	677,725	12%	656,252	14%	613,184	14%	583,966	14%
Loans receivable	6,577,824	102%	5,684,463	102%	5,078,681	103%	4,488,095	103%	4,062,838	103%
ALLL	(129,568)	(2)%	(129,572)	(2)%	(129,697)	(3)%	(129,753)	(3)%	(130,351)	(3)%
Loans receivable, net	$6,448,256	100%	$5,554,891	100%	$4,948,984	100%	$4,358,342	100%	$3,932,487	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2017 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$255,733	1,296,661	335,641	1,888,035
After one year through five years	156,282	1,713,739	130,032	2,000,053
Thereafter	4,682	292,190	4,529	301,401
Fixed rate maturing
In one year or less	169,674	546,275	111,210	827,159
After one year through five years	127,273	779,841	116,155	1,023,269
Thereafter	7,084	527,786	3,037	537,907
Total	$720,728	5,156,492	700,604	6,577,824

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

Commercial Real Estate Loans
Loans are made to purchase, construct and finance commercial real estate properties. These loans are generally made to borrowers who will own and occupy the property, but may include loans to finance investment or income properties. Commercial real estate loans generally have a loan-to-value up to the lesser of 75 percent of the appraised value or 75 percent of the cost and require a minimum 1.2 times debt service coverage margin.

Agricultural Lending
Agricultural lending is conducted on a conservative basis and consists of operating credits, term real estate loans for the acquisition or refinance of agricultural real estate or equipment, and term livestock loans for the acquisition or refinance of livestock. Loan-to-value on equipment, livestock and agricultural real estate is generally limited to 75 percent.

Home Equity Loans
The Company’s home equity loans of $458 million and $435 million as of December 31, 2017 and 2016, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2017, the home equity loan portfolio consisted of 90 percent variable interest rate and 10 percent fixed interest rate loans. Approximately 54 percent of the home equity loans were in a first lien status with the remaining 46 percent in junior lien status. Approximately 8 percent of the home equity loans were closed-end amortizing loans and 92 percent were open-end, revolving home equity lines of credit. At December 31, 2016, the home equity loan portfolio consisted of 85 percent variable interest rate and 15 percent fixed interest rate loans. Approximately 54 percent of the home equity loans were in a first lien status with the remaining 46 percent in junior lien status. Approximately 12 percent of the home equity loans were closed-end amortizing loans and 88 percent were open-end, revolving home equity lines of credit.

Home equity lines of credit are generally originated with maturity terms of 15 years. At origination, borrowers can choose a variable interest rate that changes quarterly, or after the first 3, 5 or 10 years from the origination date. The draw period for home equity lines of credit usually exists from origination to maturity. During the draw period, the Company has home equity lines of credit where the borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest.

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

States and Political Subdivisions Lending
The Company lends directly to state and local political subdivisions. The loans are typically secured by the full faith and credit of the municipality or a specific revenue stream such as water or sewer fees.  In general, state and local political subdivision loans carry a low risk of default and offer other complimentary business opportunities such as deposits and cash management. The loans are generally long-term in nature and interest on many of these loans is considered tax-exempt for federal income tax purposes.

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

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. Each Bank division has an Officer Loan Committee consisting of senior lenders and members of senior management. Each of the Bank divisions’ Officer Loan Committees has loan approval authority between $500,000 and $2,000,000. Each of the Bank divisions’ advisory boards has loan approval authority up to $4,000,000. Loans, or a combination of loans, including new and renewed, exceeding these limits and up to $20,000,000 are subject to approval by the Company’s Executive Loan Committee consisting of the Bank divisions’ senior loan officers and the Company’s Chief Credit Administrator. Loans, or a combination of loans, including new and renewed, greater than $20,000,000 are subject to approval by the Bank’s Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $36.4 million and $58.7 million of loans with remaining interest reserves of $921 thousand and $1.1 million as of December 31, 2017 and 2016, respectively. The Company did not extend, renew or restructure any loans with interest reserves during 2017 or 2016. As of December 31, 2017, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

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

Loan Origination and Other Fees
In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 percent to 1.5 percent on residential mortgages and 0.5 percent to 1.5 percent on commercial loans. Consumer loans generally require a fixed fee amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Other real estate owned	$14,269	20,954	26,815	27,804	26,860
Accruing loans 90 days or more past due
Residential real estate	2,366	266	—	35	429
Commercial	3,582	428	2,051	105	160
Consumer and other	129	405	80	74	15
Total	6,077	1,099	2,131	214	604
Non-accrual loans
Residential real estate	4,924	4,528	8,073	6,798	10,702
Commercial	35,629	39,033	36,510	48,138	61,577
Consumer and other	4,280	5,771	6,550	6,946	9,677
Total	44,833	49,332	51,133	61,882	81,956
Total non-performing assets	$65,179	71,385	80,079	89,900	109,420
Non-performing assets as a percentage of subsidiary assets	0.68%	0.76%	0.88%	1.08%	1.39%
ALLL as a percentage of non-performing loans	255%	257%	244%	209%	158%
Accruing loans 30-89 days past due	$37,687	25,617	19,413	25,904	32,116
Accruing troubled debt restructurings	$38,491	52,077	63,590	69,129	81,110
Non-accrual troubled debt restructurings	$23,709	21,693	27,057	33,714	42,461
U.S. government guarantees included in non-performing assets	$2,513	1,746	2,312	3,649	5,412
Interest income [1]	$2,162	2,364	2,471	3,005	4,122

______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at December 31, 2017 were $65.2 million, a decrease of $6.2 million, or 9 percent, from a year ago. Non-performing assets as a percentage of subsidiary assets at December 31, 2017 was 0.68 percent which was a decrease of 8 basis points from the prior year end of 0.76 percent. Early stage delinquencies (accruing loans 30-89 days past due) of $37.7 million at December 31, 2017 increased $12.1 million from the prior year end.

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

In prior years, construction loans, a regulatory classification, accounted for a significant portion of the Company’s non-accrual loans. As a result of the gradual economic recovery and the Company’s diligent focus on this category of non-performing loans, construction loans only accounted for 24 percent of the Company’s non-accrual loans as of December 31, 2017. With very limited exceptions, the Company does not disburse additional funds on non-performing loans. Instead, the Company has proceeded to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $120 million and $130 million as of December 31, 2017 and December 31, 2016, respectively. The ALLL includes specific valuation allowances of $5.2 million and $6.9 million of impaired loans as of December 31, 2017 and December 31, 2016, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $62.2 million and $73.8 million as of December 31, 2017 and December 31, 2016, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2017 was $6.0 million. The fair value of the loan collateral acquired in foreclosure during 2017 was $4.5 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$20,954	26,815	27,804	26,860	45,115
Acquisitions	96	882	974	3,928	1,203
Additions	4,466	5,198	7,989	11,493	15,266
Capital improvements	—	149	1,710	1,661	79
Write-downs	(604)	(1,821)	(1,575)	(691)	(3,639)
Sales	(10,643)	(10,269)	(10,087)	(15,447)	(31,164)
Balance at end of period	$14,269	20,954	26,815	27,804	26,860

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$10,798	11%	$12,436	12%	$14,427	13%	$14,680	13%	$14,067	14%
Commercial real estate	68,515	54%	65,773	52%	67,877	52%	67,799	52%	70,332	51%
Other commercial	39,303	24%	37,823	24%	32,525	22%	30,891	21%	28,630	21%
Home equity	6,204	7%	7,572	8%	8,998	8%	9,963	9%	9,299	9%
Other consumer	4,748	4%	5,968	4%	5,870	5%	6,420	5%	8,023	5%
Total	$129,568	100%	$129,572	100%	$129,697	100%	$129,753	100%	$130,351	100%

The following table summarizes the ALLL experience for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$129,572	129,697	129,753	130,351	130,854
Provision for loan losses	10,824	2,333	2,284	1,912	6,887
Charge-offs
Residential real estate	(199)	(464)	(985)	(431)	(793)
Commercial loans	(9,044)	(4,860)	(4,242)	(4,860)	(8,407)
Consumer and other loans	(10,088)	(6,172)	(1,775)	(2,312)	(4,443)
Total charge-offs	(19,331)	(11,496)	(7,002)	(7,603)	(13,643)
Recoveries
Residential real estate	82	207	92	328	299
Commercial loans	3,569	5,576	3,620	3,757	4,803
Consumer and other loans	4,852	3,255	950	1,008	1,151
Total recoveries	8,503	9,038	4,662	5,093	6,253
Charge-offs, net of recoveries	(10,828)	(2,458)	(2,340)	(2,510)	(7,390)
Balance at end of period	$129,568	129,572	129,697	129,753	130,351
ALLL as a percentage of total loans	1.97%	2.28%	2.55%	2.89%	3.21%
Net charge-offs as a percentage of average loans	0.17%	0.05%	0.05%	0.06%	0.20%

The ALLL as a percent of total loans outstanding at December 31, 2017 was 1.97 percent, a decrease of 31 basis points from 2.28 percent at December 31, 2016, which was driven by loan growth, stabilizing credit quality, and no allowance carried over from the Foothills acquisition as a result of the acquired loans recorded at fair value.

The Company’s ALLL of $130 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2017 and 2016, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2017, charge-offs, net of recoveries, exceeded the provision for loan losses by $4 thousand. During the same period in 2016, charge-offs, net of recoveries, exceeded the provision for loan losses by $125 thousand.

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

Overall, there continues to be improvements in the economic environment and housing markets throughout the Company’s footprint. Home prices continue to increase in all of the states within the Company’s footprint. Washington and Arizona are experiencing the strongest pricing pressures, while Wyoming continues to lag behind the national trend. Five of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has increased slightly to 63.9 percent as of the third quarter of 2017 after bottoming out at 62.9 percent in the second quarter of 2016. The long-term average for the United States homeownership rate is at 65.3 percent. Quarterly personal income growth remains in positive territory for each of the Company’s states, while Wyoming is the only state in the Company’s footprint that doesn’t exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth throughout the Company’s footprint, with Arizona being one of only three states in the country with expected growth greater than 4.5 percent. The United States economy grew at or above 3 percent for a second straight quarter. All of the states in the Company’s footprint have unemployment rates at or below 5 percent, which reflects the Federal Reserve’s definition of full employment. There has been a slight uptick in crude oil and base metal prices, while natural gas prices remain steady. Certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana continues to be negatively impacted by the weak Canadian dollar. Largely due to the recently enacted Tax Act, small business confidence ended the year at high levels; however, it remains to be seen how much of an impact the Tax Act will have on the Company’s economic environment. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the subsequent recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent and 12 percent of the Company’s total loan portfolio and accounted for 24 percent and 20 percent of the Company’s non-accrual loans at December 31, 2017 and December 31, 2016, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Specific valuation allowance	$5,223	6,881
General valuation allowance	124,345	122,691
Total ALLL	$129,568	129,572

During 2017, the ALLL decreased by $4 thousand, the net result of a $1.7 million decrease in the specific valuation allowance and a $1.7 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $4.4 million decrease in loans individually evaluated for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of changes in qualitative or environmental factors and an increase of $605 million in loans collectively evaluated for impairment, excluding the current year acquisition. At acquisition date, the assets and liabilities of the acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change
Custom and owner occupied construction	$109,555	$86,233	$23,322	27%
Pre-sold and spec construction	72,160	66,184	5,976	9%
Total residential construction	181,715	152,417	29,298	19%
Land development	82,398	75,078	7,320	10%
Consumer land or lots	102,289	97,449	4,840	5%
Unimproved land	65,753	69,157	(3,404)	(5)%
Developed lots for operative builders	14,592	13,254	1,338	10%
Commercial lots	23,770	30,523	(6,753)	(22)%
Other construction	391,835	257,769	134,066	52%
Total land, lot, and other construction	680,637	543,230	137,407	25%
Owner occupied	1,132,833	977,932	154,901	16%
Non-owner occupied	1,186,066	929,729	256,337	28%
Total commercial real estate	2,318,899	1,907,661	411,238	22%
Commercial and industrial	751,221	686,870	64,351	9%
Agriculture	450,616	407,208	43,408	11%
1st lien	877,335	877,893	(558)	—%
Junior lien	51,155	58,564	(7,409)	(13)%
Total 1-4 family	928,490	936,457	(7,967)	(1)%
Multifamily residential	189,342	184,068	5,274	3%
Home equity lines of credit	440,105	402,614	37,491	9%
Other consumer	148,247	155,193	(6,946)	(4)%
Total consumer	588,352	557,807	30,545	5%
States and political subdivisions	383,252	255,420	127,832	50%
Other	144,133	126,252	17,881	14%
Total loans receivable, including loans held for sale	6,616,657	5,757,390	859,267	15%
Less loans held for sale [1]	(38,833)	(72,927)	34,094	(47)%
Total loans receivable	$6,577,824	$5,684,463	$893,361	16%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2017	December 31, 2017
Custom and owner occupied construction	$48	—	—	—	48
Pre-sold and spec construction	38	226	38	—	—
Total residential construction	86	226	38	—	48
Land development	7,888	9,864	806	—	7,082
Consumer land or lots	1,861	2,137	1,065	—	796
Unimproved land	10,866	11,905	8,760	—	2,106
Developed lots for operative builders	116	175	—	—	116
Commercial lots	1,312	1,466	260	—	1,052
Other construction	151	—	—	—	151
Total land, lot and other construction	22,194	25,547	10,891	—	11,303
Owner occupied	13,848	18,749	11,778	698	1,372
Non-owner occupied	4,584	3,426	3,711	312	561
Total commercial real estate	18,432	22,175	15,489	1,010	1,933
Commercial and industrial	5,294	5,184	4,700	533	61
Agriculture	3,931	1,615	3,931	—	—
1st lien	9,261	9,186	6,452	2,605	204
Junior lien	567	1,167	518	—	49
Total 1-4 family	9,828	10,353	6,970	2,605	253
Multifamily residential	—	400	—	—	—
Home equity lines of credit	3,292	5,494	2,652	—	640
Other consumer	322	391	162	129	31
Total consumer	3,614	5,885	2,814	129	671
States and political subdivisions	1,800	—	—	1,800	—
Total	$65,179	71,385	44,833	6,077	14,269

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2017	December 31, 2016	$ Change	% Change
Custom and owner occupied construction	$300	$1,836	$(1,536)	(84)%
Pre-sold and spec construction	102	—	102	n/m
Total residential construction	402	1,836	(1,434)	(78)%
Land development	—	154	(154)	(100)%
Consumer land or lots	353	638	(285)	(45)%
Unimproved land	662	1,442	(780)	(54)%
Developed lots for operative builders	7	—	7	n/m
Commercial lots	108	—	108	n/m
Total land, lot and other construction	1,130	2,234	(1,104)	(49)%
Owner occupied	4,726	2,307	2,419	105%
Non-owner occupied	2,399	1,689	710	42%
Total commercial real estate	7,125	3,996	3,129	78%
Commercial and industrial	6,472	3,032	3,440	113%
Agriculture	3,205	1,133	2,072	183%
1st lien	10,865	7,777	3,088	40%
Junior lien	4,348	1,016	3,332	328%
Total 1-4 family	15,213	8,793	6,420	73%
Multifamily residential	—	10	(10)	(100)%
Home equity lines of credit	1,962	1,537	425	28%
Other consumer	2,109	1,180	929	79%
Total consumer	4,071	2,717	1,354	50%
States and political subdivisions	—	1,800	(1,800)	(100)%
Other	69	66	3	5%
Total	$37,687	$25,617	$12,070	47%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2017
Custom and owner occupied construction	$—	(1)	62	62
Pre-sold and spec construction	(23)	786	—	23
Total residential construction	(23)	785	62	85
Land development	(143)	(2,661)	—	143
Consumer land or lots	222	(688)	411	189
Unimproved land	(304)	(184)	—	304
Developed lots for operative builders	(107)	(27)	—	107
Commercial lots	(6)	27	—	6
Other construction	389	—	389	—
Total land, lot and other construction	51	(3,533)	800	749
Owner occupied	3,908	1,196	4,556	648
Non-owner occupied	368	44	382	14
Total commercial real estate	4,276	1,240	4,938	662
Commercial and industrial	883	(370)	1,597	714
Agriculture	9	50	37	28
1st lien	(23)	487	356	379
Junior lien	719	60	815	96
Total 1-4 family	696	547	1,171	475
Multifamily residential	(230)	229	—	230
Home equity lines of credit	272	611	463	191
Other consumer	505	257	735	230
Total consumer	777	868	1,198	421
Other	4,389	2,642	9,528	5,139
Total	$10,828	2,458	19,331	8,503

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

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing deposit accounts and interest bearing deposit accounts such as NOW, DDA, savings, money market deposits, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. Wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts. The Company utilized a third party vendor to transfer $433 million of deposits off-balance sheet as of December 31, 2017. Such deposits can be brought back onto the Company’s balance sheet at the Company’s discretion. The Company’s deposits are summarized below:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,311,902	31%	$2,041,852	28%	$1,918,310	28%	$1,632,403	26%	$1,374,419	25%
NOW and DDA accounts	1,695,246	22%	1,588,550	22%	1,516,026	22%	1,328,130	21%	1,113,878	20%
Savings accounts	1,082,604	14%	996,061	13%	838,274	12%	693,714	11%	600,998	11%
Money market deposit accounts	1,512,693	20%	1,464,415	20%	1,382,028	20%	1,274,525	20%	1,168,918	21%
Certificate accounts	817,259	11%	948,714	13%	1,060,650	15%	1,167,228	18%	1,116,622	20%
Wholesale deposits	160,043	2%	332,687	4%	229,720	3%	249,212	4%	205,132	3%
Total interest bearing deposits	5,267,845	69%	5,330,427	72%	5,026,698	72%	4,712,809	74%	4,205,548	75%
Total deposits	$7,579,747	100%	$7,372,279	100%	$6,945,008	100%	$6,345,212	100%	$5,579,967	100%

The following table summarizes the amounts outstanding at December 31, 2017 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in demand deposits are brokered deposits of $160 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$99,485	4,366,626	4,466,111
Three months to six months	94,986	—	94,986
Seven months to twelve months	112,761	—	112,761
Over twelve months	137,159	—	137,159
Total	$444,391	4,366,626	4,811,017

For additional information on deposits, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Borrowings
The Company borrows money through repurchase agreements. This process involves the selling of one or more of the securities in the Company’s investment portfolio and simultaneously entering into an agreement to repurchase the same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. Through a policy adopted by the Bank’s Board of Directors, the Bank enters into repurchase agreements with local municipalities, and certain customers, and has adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Company periodically enters into wholesale repurchase agreements as additional funding sources. The Company has not entered into reverse repurchase agreements.

The Bank is a member of the FHLB of Des Moines, which is one of eleven banks that comprise the FHLB system.  The Bank is required to maintain a certain level of activity-based stock in order to borrow or to engage in other transactions with the FHLB of Des Moines. Additionally, the Bank is subject to a membership capital stock requirement that is based upon an annual calibration tied to the total assets of the Bank. The borrowings are collateralized by eligible categories of loans and investment securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. The Bank’s maximum amount of FHLB advances is limited to the lesser of a fixed percentage of the Bank’s total assets or the discounted value of eligible collateral. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company. During the year ended December 31, 2017, the Company modified the majority of its long-term FHLB advances, including prepaying higher cost advances, to strategically manage its asset size.

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Repurchase agreements
Amount outstanding at end of period	$362,573	473,650	423,414
Weighted interest rate on outstanding amount	0.53%	0.34%	0.31%
Maximum outstanding at any month end	$497,187	473,650	441,041
Average balance	$413,873	384,066	376,983
Weighted-average interest rate	0.45%	0.31%	0.27%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. The subordinated debentures outstanding as of December 31, 2017 were $126 million, including fair value adjustments from prior acquisitions. For additional information regarding the subordinated debentures, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table represents the Company’s contractual obligations as of December 31, 2017:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2018	2019	2020	2021	2022	Thereafter
Deposits	$7,579,747	6,762,488	557,693	120,657	65,284	45,409	27,974	242
Repurchase agreements	362,573	—	362,573	—	—	—	—	—
FHLB advances	353,995	—	200,869	887	1,651	148,721	945	922
Other borrowed funds	7,964	—	—	—	—	—	—	7,964
Subordinated debentures	126,135	—	—	—	—	—	—	126,135
Capital lease obligations	287	—	92	92	92	11	—	—
Operating lease obligations	15,261	—	2,633	2,502	2,039	1,593	953	5,541
Total	$8,445,962	6,762,488	1,123,860	124,138	69,066	195,734	29,872	140,804
______________________________
1 Represents non-interest bearing deposits and NOW, DDA, savings, and money market accounts.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2017	December 31, 2016
FHLB advances
Borrowing capacity	$1,807,787	1,558,527
Amount utilized	(360,185)	(251,749)
Amount available	$1,447,602	1,306,778
FRB discount window
Borrowing capacity	$1,054,103	1,226,683
Amount utilized	—	—
Amount available	$1,054,103	1,226,683
Unsecured lines of credit available	$230,000	255,000
Unencumbered investment securities
U.S. government and federal agency	$29,097	39,407
U.S. government sponsored enterprises	3,358	12,086
State and local governments	769,786	814,942
Corporate bonds	5,982	19,573
Residential mortgage-backed securities	115,527	258,260
Commercial mortgage-backed securities	54,998	78,144
Total unencumbered securities	$978,748	1,222,412

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 78,006,956 have been issued as of December 31, 2017. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2017. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented the Final Rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2017 is 1.25%. As of December 31, 2017, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of December 31, 2017. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank regulatory ratios	15.04%	13.79%	13.79%	11.47%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

Under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 7.4 percent in Idaho, 5 percent in Utah, 4.63 percent in Colorado and 4.9 percent in Arizona. Washington and Wyoming do not impose a corporate income tax.

Income tax expense for the years ended December 31, 2017 and 2016 was $64.6 million and $39.7 million, respectively, with such increase resulting from the $19.7 million revaluation of the Company’s net deferred tax asset. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to the years in which the temporary differences are expected to be recognized. The effect on deferred tax assets and liabilities from the change in tax rates was recognized in net income during the current year, given that the enactment of the Tax Act occurred on December 22, 2017, causing a current year effective tax rate of 35.7 percent. The current year federal marginal rate was 35 percent and will decrease to 21 percent in 2018. Excluding the impact of the Tax Act, the effective federal and state income tax rate for the Company was 24.8 percent in 2017 and is expected to decrease to a range of 17 to 18 percent during 2018 as a result of the Tax Act. The current and prior year’s low effective tax rates, excluding the impact of the Tax Act, of 24.8 percent and 24.7 percent, respectively, are due to income from tax-exempt investment securities, municipal loans and leases and benefits from federal income tax credits. The income from tax-exempt investment securities, loans and leases was $56.0 million and $58.1 million for the years ended December 31, 2017 and 2016, respectively. The benefits from federal income tax credits were $5.6 million and $3.3 million for the years ended December 31, 2017 and 2016, respectively. For additional information on the revaluation of the net deferred tax asset and the effective tax rate, see the “Non-GAAP Financial Measures” section in “Item 6. Selected Financial Data.”

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $21.2 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these investment securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Investment Securities Tax Credits	Total
2018	$2,874	4,808	908	8,590
2019	2,974	5,070	850	8,894
2020	3,296	4,855	791	8,942
2021	3,296	4,038	737	8,071
2022	2,528	4,010	673	7,211
Thereafter	1,930	18,618	2,149	22,697
	$16,898	41,399	6,108	64,405

For additional information on income taxes, see Note 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Years ended
	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$744,523	$33,114	4.45%	$741,876	$33,410	4.50%	$687,013	$32,153	4.68%
Commercial loans [1]	4,792,720	233,744	4.88%	3,993,363	193,147	4.84%	3,459,470	167,587	4.84%
Consumer and other loans	684,129	32,584	4.76%	668,990	31,402	4.69%	631,512	31,476	4.98%
Total loans [2]	6,221,372	299,442	4.81%	5,404,229	257,959	4.77%	4,777,995	231,216	4.84%
Tax-exempt investment securities [3]	1,160,182	66,077	5.70%	1,325,810	75,907	5.73%	1,328,908	77,199	5.81%
Taxable investment securities [4]	1,722,264	39,727	2.31%	1,874,240	41,775	2.23%	1,918,283	41,648	2.17%
Total earning assets	9,103,818	405,246	4.45%	8,604,279	375,641	4.37%	8,025,186	350,063	4.36%
Goodwill and intangibles	180,014			155,981			143,293
Non-earning assets	394,363			392,353			389,126
Total assets	$9,678,195			$9,152,613			$8,557,605
Liabilities
Non-interest bearing deposits	$2,175,750	$—	—%	$1,934,543	$—	—%	$1,756,888	$—	—%
NOW and DDA accounts	1,656,865	1,402	0.08%	1,498,928	1,062	0.07%	1,371,340	1,074	0.08%
Savings accounts	1,055,688	624	0.06%	920,058	464	0.05%	758,776	360	0.05%
Money market deposit accounts	1,547,659	2,407	0.16%	1,420,700	2,183	0.15%	1,340,967	2,066	0.15%
Certificate accounts	888,887	5,114	0.58%	1,013,046	5,998	0.59%	1,131,210	6,891	0.61%
Wholesale deposits [5]	275,804	7,246	2.63%	335,616	8,695	2.59%	206,889	5,747	2.78%
FHLB advances	258,528	6,748	2.57%	294,952	6,221	2.07%	319,565	8,841	2.73%
Repurchase agreements and other borrowed funds	547,307	6,323	1.16%	515,254	5,008	0.97%	509,431	4,296	0.84%
Total interest bearing liabilities	8,406,488	29,864	0.36%	7,933,097	29,631	0.37%	7,395,066	29,275	0.40%
Other liabilities	83,991			96,392			91,360
Total liabilities	8,490,479			8,029,489			7,486,426
Stockholders’ Equity
Common stock	775			763			755
Paid-in capital	781,267			740,792			720,827
Retained earnings	406,200			371,925			336,998
Accumulated other comprehensive income	(526)			9,644			12,599
Total stockholders’ equity	1,187,716			1,123,124			1,071,179
Total liabilities and stockholders’ equity	$9,678,195			$9,152,613			$8,557,605
Net interest income (tax-equivalent)		$375,382			$346,010			$320,788
Net interest spread (tax-equivalent)			4.09%			4.00%			3.96%
Net interest margin (tax-equivalent)			4.12%			4.02%			4.00%

______________________________

[1]	Includes tax effect of $6.4 million, $4.2 million and $2.6 million on tax-exempt municipal loan and lease income for the years ended December 31, 2017, 2016 and 2015, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $22.5 million, $25.9 million and $26.3 million on tax-exempt investment securities income for the years ended December 31, 2017, 2016 and 2015, respectively.

[4]	Includes tax effect of $1.3 million, $1.4 million and $1.4 million on federal income tax credits for the years ended December 31, 2017, 2016 and 2015, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended December 31,			Year ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$119	(415)	(296)	2,568	(1,311)	1,257
Commercial loans (tax-equivalent)	38,029	2,568	40,597	26,393	(833)	25,560
Consumer and other loans	623	559	1,182	1,960	(2,034)	(74)
Investment securities (tax-equivalent)	(11,680)	(198)	(11,878)	(1,725)	560	(1,165)
Total interest income	27,091	2,514	29,605	29,196	(3,618)	25,578
Interest expense
NOW and DDA accounts	109	231	340	103	(115)	(12)
Savings accounts	67	93	160	78	26	104
Money market deposit accounts	189	35	224	129	(12)	117
Certificate accounts	(750)	(134)	(884)	(703)	(190)	(893)
Wholesale deposits	(1,569)	120	(1,449)	3,602	(654)	2,948
FHLB advances	(783)	1,310	527	(658)	(1,962)	(2,620)
Repurchase agreements and other borrowed funds	297	1,018	1,315	61	651	712
Total interest expense	(2,440)	2,673	233	2,612	(2,256)	356
Net interest income (tax-equivalent)	$29,531	(159)	29,372	26,584	(1,362)	25,222
Net interest income (tax-equivalent) increased $29.4 million for the year ended December 31, 2017 compared to the same period in 2016. The interest income for 2017 increased over the same period last year primarily from continued increased growth of the Company’s commercial loan portfolio along with increased yields on such loans. The decrease in interest income on the investment securities portfolio was the result of continuing to redeploy cash flow from investment securities into the loan portfolio. Total interest expense remained stable compared to the prior year with volatility in certain categories including wholesale deposits, FHLB advances and other borrowed funds. The decrease in wholesale deposits resulted from the Company taking the opportunity to pay off some of those higher cost funding sources. The increase in rates on FHLB advances resulted from the Company changing a portion of its LIBOR-based borrowings from wholesale deposits to FHLB advances for its cash flow hedge. The increase in rates on other borrowed funds resulted from the increased rates on the Company’s variable rate subordinated debentures.

Net interest income (tax-equivalent) increased $25.2 million during 2016 compared to 2015. The increase in interest income primarily resulted from increased growth of the Company’s commercial loan portfolio. Total interest expense for 2016 remained relatively flat compared to the prior year, although, there was an increase in expenses related to wholesale deposits which was offset by a decrease in expense from FHLB advances. The increase in the amount of wholesale deposits and related expense was driven by a delayed start interest rate swap (i.e., 3.5 years) with a notional amount of $100 million that started interest accruals in November 2015. The Company utilized wholesale deposits as the cash flow hedge which resulted in an increase amount of wholesale deposits and associated interest expense. The decrease in rates on FHLB advances was driven by long-term advances maturing and being replaced by short-term lower cost FHLB advances.

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

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that may have had a material impact on the Company that became effective during 2017 or 2016 includes amendments to:

•	Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 220, Income Statement - Reporting Comprehensive Income;

•	FASB ASC Topic 718, Compensation - Stock Compensation;

•	FASB ASC Topic 250, Accounting Changes and Error Corrections;

•	FASB ASC Topic 805, Business Combinations; and

•	FASB ASC Topic 810, Consolidation

•
SEC Staff Accounting Bulletin (“SAB”) Topic 11.M, Disclosure of the Impact that Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant when Adopted in a Future Period

Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2017 includes amendments to:

•	FASB ASC Topic 815, Derivatives and Hedging;

•	FASB ASC Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs;

•	FASB ASC Topic 350, Simplifying the Test for Goodwill;

•	FASB ASC Topic 326, Financial Instruments - Credit Losses;

•	FASB ASC Topic 842, Leases;

•	FASB ASC Topic 825, Financial Instruments; and

•	FASB ASC Topic 606, Revenue from Contracts with Customers

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk (e.g., economic value of equity). The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Given the historically low rate environment, a downward shift in interest rates of only 100 bps is modeled. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2017 as compared to the ALCO policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2017.

	One Year		Two Years
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bps Rate shock	(10.0)%	(3.9)%	(15.0)%	(6.2)%
+100 bps Rate shock	(10.0)%	(0.3)%	(15.0)%	2.2%
+200 bps Rate shock	(10.0)%	0.1%	(15.0)%	4.5%
+200 bps Rate ramp	(10.0)%	(0.3)%	(15.0)%	2.3%
+300 bps Rate shock	(20.0)%	0.6%	(20.0)%	7.0%
+400 bps Rate shock	(20.0)%	(0.1)%	(20.0)%	8.4%
+400 bps Rate ramp	(10.0)%	1.1%	(20.0)%	2.5%

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2017:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bps Rate shock	(10.0)%	(5.1)%
+100 bps Rate shock	(10.0)%	(0.9)%
+200 bps Rate shock	(20.0)%	(3.6)%
+300 bps Rate shock	(30.0)%	(6.2)%
+400 bps Rate shock	(40.0)%	(9.2)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BKD, LLP

We have served as the Company’s auditor since 2005.
Denver, Colorado
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Internal Control over Financial Reporting

We have audited Glacier Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Glacier Bancorp, Inc. and our report dated February 22, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
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
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definitions and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BKD, LLP
Denver, Colorado
February 22, 2018

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016
Assets
Cash on hand and in banks	$139,948	135,268
Interest bearing cash deposits	60,056	17,273
Cash and cash equivalents	200,004	152,541
Investment securities, available-for-sale	1,778,243	2,425,477
Investment securities, held-to-maturity	648,313	675,674
Total investment securities	2,426,556	3,101,151
Loans held for sale	38,833	72,927
Loans receivable	6,577,824	5,684,463
Allowance for loan and lease losses	(129,568)	(129,572)
Loans receivable, net	6,448,256	5,554,891
Premises and equipment, net	177,348	176,198
Other real estate owned	14,269	20,954
Accrued interest receivable	44,462	45,832
Deferred tax asset	38,344	67,121
Core deposit intangible, net	14,184	12,347
Goodwill	177,811	147,053
Non-marketable equity securities	29,884	25,550
Other assets	96,398	74,035
Total assets	$9,706,349	9,450,600
Liabilities
Non-interest bearing deposits	$2,311,902	2,041,852
Interest bearing deposits	5,267,845	5,330,427
Securities sold under agreements to repurchase	362,573	473,650
Federal Home Loan Bank advances	353,995	251,749
Other borrowed funds	8,224	4,440
Subordinated debentures	126,135	125,991
Accrued interest payable	3,450	3,584
Other liabilities	73,168	102,038
Total liabilities	8,507,292	8,333,731
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	780	765
Paid-in capital	797,997	749,107
Retained earnings - substantially restricted	402,259	374,379
Accumulated other comprehensive loss	(1,979)	(7,382)
Total stockholders’ equity	1,199,057	1,116,869
Total liabilities and stockholders’ equity	$9,706,349	9,450,600
Number of common stock shares issued and outstanding	78,006,956	76,525,402

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016	December 31, 2015
Interest Income
Investment securities	$81,968	90,392	91,086
Residential real estate loans	33,114	33,410	32,153
Commercial loans	227,356	188,949	164,966
Consumer and other loans	32,584	31,402	31,476
Total interest income	375,022	344,153	319,681
Interest Expense
Deposits	16,793	18,402	16,138
Securities sold under agreements to repurchase	1,858	1,207	1,021
Federal Home Loan Bank advances	6,748	6,221	8,841
Other borrowed funds	79	67	81
Subordinated debentures	4,386	3,734	3,194
Total interest expense	29,864	29,631	29,275
Net Interest Income	345,158	314,522	290,406
Provision for loan losses	10,824	2,333	2,284
Net interest income after provision for loan losses	334,334	312,189	288,122
Non-Interest Income
Service charges and other fees	67,717	62,405	59,286
Miscellaneous loan fees and charges	4,360	4,613	4,276
Gain on sale of loans	30,439	33,606	26,389
(Loss) gain on sale of investments	(660)	(1,463)	19
Other income	10,383	8,157	8,791
Total non-interest income	112,239	107,318	98,761
Non-Interest Expense
Compensation and employee benefits	160,506	151,697	134,382
Occupancy and equipment	26,631	25,979	25,483
Advertising and promotions	8,405	8,433	8,661
Data processing	14,150	14,390	11,244
Other real estate owned	1,909	2,895	3,693
Regulatory assessments and insurance	4,431	4,780	5,283
Core deposit intangible amortization	2,494	2,970	2,964
Other expenses	47,045	47,570	45,047
Total non-interest expense	265,571	258,714	236,757
Income Before Income Taxes	181,002	160,793	150,126
Federal and state income tax expense	64,625	39,662	33,999
Net Income	$116,377	121,131	116,127
Basic earnings per share	$1.50	1.59	1.54
Diluted earnings per share	$1.50	1.59	1.54
Dividends declared per share	$1.14	1.10	1.05
Average outstanding shares - basic	77,537,664	76,278,463	75,542,455
Average outstanding shares - diluted	77,607,605	76,341,836	75,595,581
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net Income	$116,377	121,131	116,127
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	3,428	(21,407)	(22,845)
Reclassification adjustment for losses (gains) included in net income	636	1,335	(69)
Net unrealized gains (losses) on available-for-sale securities	4,064	(20,072)	(22,914)
Tax effect	(1,563)	7,776	8,904
Net of tax amount	2,501	(12,296)	(14,010)
Unrealized gains (losses) on derivatives used for cash flow hedges	444	(1,643)	(7,857)
Reclassification adjustment for losses included in net income	4,892	6,417	5,025
Net unrealized gains (losses) on derivatives used for cash flow hedges	5,336	4,774	(2,832)
Tax effect	(2,083)	(1,849)	1,087
Net of tax amount	3,253	2,925	(1,745)
Total other comprehensive income (loss), net of tax	5,754	(9,371)	(15,755)
Total Comprehensive Income	$122,131	111,760	100,372

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2014	75,026,092	$750	708,356	301,197	17,744	1,028,047
Net income	—	—	—	116,127	—	116,127
Other comprehensive loss	—	—	—	—	(15,755)	(15,755)
Cash dividends declared ($1.05 per share)	—	—	—	(79,792)	—	(79,792)
Stock issued in connection with acquisitions	997,850	10	25,929	—	—	25,939
Stock issuances under stock incentive plans	62,346	1	16	—	—	17
Stock-based compensation and related taxes	—	—	2,067	—	—	2,067
Balance at December 31, 2015	76,086,288	$761	736,368	337,532	1,989	1,076,650
Net income	—	—	—	121,131	—	121,131
Other comprehensive loss	—	—	—	—	(9,371)	(9,371)
Cash dividends declared ($1.10 per share)	—	—	—	(84,284)	—	(84,284)
Stock issued in connection with acquisitions	349,545	3	10,462	—	—	10,465
Stock issuances under stock incentive plans	89,569	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,278	—	—	2,278
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Net income	—	—	—	116,377	—	116,377
Other comprehensive income	—	—	—	351	5,403	5,754
Cash dividends declared ($1.14 per share)	—	—	—	(88,848)	—	(88,848)
Stock issued in connection with acquisitions	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	99,893	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,232	—	—	2,232
Balance at December 31, 2017	78,006,956	$780	797,997	402,259	(1,979)	1,199,057

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities
Net income	$116,377	121,131	116,127
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,824	2,333	2,284
Net amortization of investment securities premiums and discounts	20,026	26,210	26,709
Net (accretion) amortization of purchase accounting adjustments	(5,131)	(2,252)	1,264
Amortization of debt modification costs	471	—	—
Loans held for sale originated or acquired	(889,212)	(1,098,864)	(888,676)
Proceeds from sales of loans held for sale	984,506	1,155,186	925,353
Gain on sale of loans	(30,439)	(33,606)	(26,389)
Loss (gain) on sale of investments	660	1,463	(19)
Bank-owned life insurance income, net	(1,395)	(1,142)	(1,137)
Stock-based compensation, net of tax benefits	2,952	1,844	1,695
Depreciation of premises and equipment	14,758	15,294	14,365
(Gain) loss on sale of other real estate owned and write-downs, net	(1,641)	1,217	938
Deferred tax expense (benefit)	25,887	(82)	(4,080)
Amortization of core deposit intangibles	2,494	2,970	2,964
Amortization of investments in variable interest entities	4,692	2,578	3,297
Net decrease (increase) in accrued interest receivable	2,466	(1,144)	(2,377)
Net decrease in other assets	1,139	6,621	2,701
Net (decrease) increase in accrued interest payable	(135)	60	(828)
Net (decrease) increase in other liabilities	(4,558)	(6,730)	2,580
Net cash provided by operating activities	254,741	193,087	176,771
Investing Activities
Sales of available-for-sale securities	247,748	62,817	136,777
Maturities, prepayments and calls of available-for-sale securities	446,695	662,003	663,828
Purchases of available-for-sale securities	(36,239)	(585,064)	(961,224)
Maturities, prepayments and calls of held-to-maturity securities	25,187	25,405	20,997
Purchases of held-to-maturity securities	—	(1,222)	(203,554)
Principal collected on loans	2,099,292	1,781,534	1,736,198
Loans originated or acquired	(2,740,281)	(2,375,136)	(2,112,154)
Net additions to premises and equipment	(10,128)	(8,306)	(18,224)
Proceeds from sale of other real estate owned	12,335	10,145	10,278
Proceeds from sale of non-marketable equity securities	68,610	73,611	38,607
Purchases of non-marketable equity securities	(71,396)	(67,594)	(10,837)
Proceeds from bank-owned life insurance	437	437	1,143
Investments in variable interest entities	(14,514)	(6,644)	(4,576)
Net cash (paid) received in acquisitions	(4,091)	6,701	21,427
Net cash provided by (used in) investing activities	23,655	(421,313)	(681,314)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Financing Activities
Net (decrease) increase in deposits	$(89,397)	368,006	215,895
Net (decrease) increase in securities sold under agreements to repurchase	(111,077)	50,236	24,951
Net increase (decrease) in short-term Federal Home Loan Bank advances	137,200	(100,000)	140,000
Proceeds from long-term Federal Home Loan Bank advances	150,000	—	49,816
Repayments of long-term Federal Home Loan Bank advances	(208,192)	(45,567)	(94,621)
Net increase (decrease) in other borrowed funds	3,784	(521)	(709)
Cash dividends paid	(111,720)	(84,040)	(79,456)
Tax withholding payments for stock-based compensation	(1,531)	(600)	(489)
Net cash (used in) provided by financing activities	(230,933)	187,514	255,387
Net increase (decrease) in cash and cash equivalents	47,463	(40,712)	(249,156)
Cash and cash equivalents at beginning of period	152,541	193,253	442,409
Cash and cash equivalents at end of period	$200,004	152,541	193,253
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$30,000	29,576	30,103
Cash paid during the period for income taxes	40,219	36,225	39,622
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$553	728	446
Transfer of loans to other real estate owned	4,466	5,198	7,989
Dividends declared but not paid	265	23,137	22,893
Acquisitions
Fair value of common stock shares issued	46,673	10,465	25,939
Cash consideration for outstanding shares	17,342	3,475	28,364
Fair value of assets acquired	355,230	69,750	434,963
Liabilities assumed	321,824	62,225	391,592

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of fourteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings, the information technology division includes the Bank’s internal data processing, and the centralized mortgage division includes mortgage loan servicing and secondary market sales. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (“CEO”) (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These subsidiary interests are included in the Company’s consolidated financial statements. The Bank also has subsidiary interests in VIEs for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These subsidiary interests are not included in the Company’s consolidated financial statements.

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities as Tier 1 capital instruments. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in non-marketable equity securities on the Company's statements of financial condition.

In April 2017, the Company completed its acquisition of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona (collectively, “Foothills”). In August 2016, the Company completed its acquisition of Treasure State Bank (“TSB”), a community bank based in Missoula, Montana. In October 2015, the Company completed its acquisition of Cañon Bank Corporation and its wholly-owned subsidiary, Cañon National Bank, a community bank based in Cañon City, Colorado (collectively, “Cañon”). In February 2015, the Company completed its acquisition of Montana Community Banks, Inc. and its wholly-owned subsidiary, Community Bank, Inc., a community bank based in Ronan, Montana (collectively, “CB”). The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 22.

In January 2018, the Company acquired the outstanding common stock of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). As of December 31, 2017, Collegiate had total assets of $532,958,000, gross loans of $345,687,000 and total deposits of $463,970,000. For additional information relating to this subsequent event, see Note 23.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

In October 2017, the Company announced the signing of a definitive agreement to acquire Inter-Mountain Bancorp, Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). FSB provides banking services to individuals and businesses throughout Montana with banking offices located in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. As of December 31, 2017, FSB had total assets of $1,027,685,000, gross loans of $639,880,000 and total deposits of $891,390,000. Upon closing of the transaction, which is anticipated to take place in February 2018, FSB will become a new bank division headquartered in Bozeman. Big Sky Western Bank, the Bank’s existing Bozeman-based division will combine with the new FSB division. The agriculture-focused northern branches of FSB, located in the area known as the Golden Triangle, will combine with the Bank’s First Bank of Montana division.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2017 was $10,916,000.

Investment Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt and equity securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on investment securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any investment securities classified as trading securities.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. If impairment is determined to be other-than-temporary and the Company does not intend to sell a debt security, and it is more-likely-than-not the Company will not be required to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion (noncredit portion) in OCI, net of tax. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in OCI for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively, as an increase to the carrying amount of the security, over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Loans held for sale may be carried at the lower of cost or estimated fair value in the aggregate basis, or at fair value where the Company has elected the fair value option. When an election is made to carry the loans held for sale at fair value, the fair value includes the servicing value of the loans and any change in fair value is recognized in non-interest income. Fair value elections are made at the time of origination or purchase based on the Company’s fair value election policy. Beginning in 2017, the Company elected fair value accounting for all of its loans held for sale.

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

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan and overdraft balances determined by management to be uncollectible are charged off as a reduction of the ALLL and recoveries of amounts previously charged off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until such time as it is sold.

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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2017 and 2016, no long-lived assets were considered materially impaired.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2017 and 2016 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. At December 31, 2017 and 2016, the carrying value associated with these policies is $59,351,000 and $50,451,000, respectively, and is recorded in other assets in the Company’s statements of financial position. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the Company’s statements of operations.

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

Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on the cash flow hedging instruments is initially reported as a component of OCI and subsequently reclassified into earnings in the same period during which the transaction affects earnings. The ineffective portion of the gain or loss on derivative instruments, if any, is recognized in earnings. For the years ended December 31, 2017, 2016, and 2015, the Company’s cash flow hedges were determined to be fully effective.

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

At December 31, 2017, the Company also had residential real estate derivatives for 1) commitments to fund certain residential real estate loans (interest rate locks) of $67,861,000 to be sold into the secondary market; and 2) forward commitments for the future delivery of residential real estate loans to third party investors on a best efforts basis. It is the Company’s practice to enter into forward commitments for the future delivery of residential real estate loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These derivatives are not designated in hedge relationships. Such derivatives are short-term in nature and changes in the fair values of these derivatives are not recorded as gains on sale of loans because the changes were not significant.

Stock-based Compensation
Stock-based compensation awards granted are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service period of each award. The impact of forfeitures of stock-based compensation awards on compensation expense is recognized as forfeitures occur. For additional information relating to stock-based compensation, see Note 12.

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Comprehensive Income
Comprehensive income consists of net income and OCI. OCI includes unrealized gains and losses, net of tax effect, on available-for-sale securities and derivatives used for cash flow hedges. For additional information relating to OCI, see Note 16.

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

Reclassifications
Certain reclassifications have been made to the 2016 and 2015 financial statements to conform to the 2017 presentation.

Accounting Guidance Adopted in 2017
The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

Comprehensive Income. In February 2018, FASB amended ASC Topic 220 to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act (“Tax Act”). The amount of the reclassification consists of the difference between the historical corporate income tax rates and the newly enacted 21 percent corporate income tax rate. The amendments are effective for all entities for the interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted, including interim periods in those years. The Company adopted the amendments as of December 31, 2017, which resulted in a net reclassification of $351,000 between AOCI and retained earnings. The Company’s policy is to release material stranded tax effects on a specific identification basis.

Stock Compensation. In March 2016, FASB amended ASC Topic 718 to address certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statements of cash flows. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2016 and the Company adopted the amendments as of January 1, 2017. The amendments require entities to recognize all income tax effects related to share-based payment awards in the statements of operations when the awards vest or are settled. Previously, income tax benefits at the settlement of awards were reported as increases (or decreases) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards’ vesting periods. Such amounts are to be classified as an operating activity in the statements of cash flows instead of the prior accounting treatment, which required it to be classified as both an operating and a financing activity. The Company has elected to apply this classification change on a retrospective basis. Also in connection with the adoption of the Update, the Company has elected to change its accounting policy to recognize forfeitures as they occur. The requirement to report income tax effects in earnings has been applied to the settlement of awards on a prospective basis and the impact of applying the guidance reduced reported income tax expense for the year ended December 31, 2017 by $553,000, or approximately $0.01 per diluted common share. The implementation of the remaining provisions of the Update did not have a significant impact on the Company’s consolidated financial statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Accounting Guidance Pending Adoption at December 31, 2017
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

Derivatives and Hedging. In August 2017, FASB amended ASC Topic 815 to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments made targeted improvements to simplify the application of the hedge accounting guidance. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the full impact of the amendments on its existing interest rate swaps and whether it will early adopt. The Company does not expect there to be an impact to the Company’s financial position and results of operations, although, there may be additional financial statement disclosures. The accounting policies and procedures will be modified after the Company has fully evaluated the standard, although significant changes are not expected. For additional information on derivatives, see Note 10.

Receivables - Nonrefundable Fees and Other Costs. In March 2017, FASB amended ASC Subtopic 310-20 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity should apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in the state and local governments category. If the Company were to adopt these amendments as of January 1, 2018, the Company estimates that $21,219,000 of the premium associated with debt securities would be adjusted to retained earnings. The Company is still determining when it will adopt these amendments and accounting policies and procedures will be modified upon adoption of the standard.

Goodwill and Other Intangibles. In January 2017, FASB amended ASC Topic 350 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 5.

Financial Instruments. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company has formed a project team and is actively reviewing the standard for developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL, see Note 3.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Leases. In February 2016, FASB amended ASC Topic 842 to address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn’t expect to early adopt. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes, which are not expected to significantly change, since the Company already has processes for certain lease agreements that recognize the lease assets and lease liabilities. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 4.

Financial Instruments. In January 2016, FASB amended ASC Topic 825 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Early adoption is only permitted under certain circumstances outlined in the amendments. A reporting entity should apply the amendments by means of a cumulative-effect adjustment to the Company’s statements of financial condition as of the beginning of the reporting year of adoption. The amendments will impact the Company in a few areas including requiring equity investments (with certain exclusions) to be measured at fair value with the changes recognized in net income, requirement to utilize an exit price when measuring the fair value of financial instruments, additional disclosures related to OCI, evaluation of a valuation allowance on a deferred tax asset related to available-for-sale investment securities in combination with the entity’s other deferred tax assets, and other disclosure changes. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s equity securities, financial position or results of operations. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. As of December 31, 2017, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently finalizing the full impact of the Update. The Company has developed processes to comply with the disclosure requirements of such amendments and accounting policies and procedures will be updated and implemented upon adoption of the standard. For additional information on fair value of assets and liabilities, see Note 20.

Revenue Recognition. In May 2014, FASB amended ASC Topic 606 to clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance establishes the following core principle: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps are provided for a company or organization to follow to achieve such core principle. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. The Company has finalized its assessment of the Update and has identified the revenue line items within the scope of the new guidance. The majority of the Company’s revenue sources, such as interest income from investment securities and loans, fee income from loans and gain on sale of loans, are not within the scope of Topic 606. Conversely, the Company has evaluated the revenue sources determined to be in scope of Topic 606, including service charges and fee income on deposits and gain or loss on sale of OREO. The Company has determined the adoption of this guidance will not have a significant impact to the Company’s financial position or results of operations; however, beginning January 2018, updated policies and procedures on the sale of OREO will be implemented and additional quantitative and qualitative disclosures about the Company’s revenue may need to be incorporated into the notes to the financial statements.

Note 2. Investment Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s investment securities:

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$31,216	54	(143)	31,127
U.S. government sponsored enterprises	19,195	—	(104)	19,091
State and local governments	614,366	20,299	(5,164)	629,501
Corporate bonds	216,443	802	(483)	216,762
Residential mortgage-backed securities	785,960	1,253	(7,930)	779,283
Commercial mortgage-backed securities	104,324	25	(1,870)	102,479
Total available-for-sale	1,771,504	22,433	(15,694)	1,778,243
Held-to-maturity
State and local governments	648,313	20,346	(8,573)	660,086
Total held-to-maturity	648,313	20,346	(8,573)	660,086
Total investment securities	$2,419,817	42,779	(24,267)	2,438,329

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$39,554	15	(162)	39,407
U.S. government sponsored enterprises	19,557	55	(42)	19,570
State and local governments	775,395	20,941	(9,963)	786,373
Corporate bonds	471,569	1,175	(793)	471,951
Residential mortgage-backed securities	1,014,518	2,744	(9,747)	1,007,515
Commercial mortgage-backed securities	102,209	30	(1,578)	100,661
Total available-for-sale	2,422,802	24,960	(22,285)	2,425,477
Held-to-maturity
State and local governments	675,674	21,400	(7,985)	689,089
Total held-to-maturity	675,674	21,400	(7,985)	689,089
Total investment securities	$3,098,476	46,360	(30,270)	3,114,566

Note 2. Investment Securities (continued)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2017. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$69,596	69,650	—	—
Due after one year through five years	228,415	228,881	2,108	2,136
Due after five years through ten years	228,766	236,318	86,741	88,264
Due after ten years	354,443	361,632	559,464	569,686
	881,220	896,481	648,313	660,086
Mortgage-backed securities [1]	890,284	881,762	—	—
Total	$1,771,504	1,778,243	648,313	660,086
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of investment securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Available-for-sale
Proceeds from sales and calls of investment securities	$280,783	212,140	167,660
Gross realized gains [1]	3,369	2,459	1,877
Gross realized losses [1]	(4,005)	(3,794)	(1,808)
Held-to-maturity
Proceeds from calls of investment securities	23,020	25,405	20,997
Gross realized gains [1]	204	97	50
Gross realized losses [1]	(228)	(225)	(100)
______________________________
1 The gain or loss on the sale or call of each investment security is determined by the specific identification method.

At December 31, 2017 and 2016, the Company had investment securities with carrying values of $1,447,808,000 and $1,878,739,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), interest rate swap agreements and deposits of several local government units.

Note 2. Investment Securities (continued)

Investment securities with an unrealized loss position are summarized as follows:

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,208	(5)	13,179	(138)	14,387	(143)
U.S. government sponsored enterprises	14,926	(56)	3,425	(48)	18,351	(104)
State and local governments	61,126	(689)	121,181	(4,475)	182,307	(5,164)
Corporate bonds	99,636	(264)	29,034	(219)	128,670	(483)
Residential mortgage-backed securities	372,175	(3,050)	254,721	(4,880)	626,896	(7,930)
Commercial mortgage-backed securities	37,650	(469)	62,968	(1,401)	100,618	(1,870)
Total available-for-sale	$586,721	(4,533)	484,508	(11,161)	1,071,229	(15,694)
Held-to-maturity
State and local governments	$21,207	(186)	105,486	(8,387)	126,693	(8,573)
Total held-to-maturity	$21,207	(186)	105,486	(8,387)	126,693	(8,573)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,718	(24)	26,239	(138)	32,957	(162)
U.S. government sponsored enterprises	6,049	(42)	—	—	6,049	(42)
State and local governments	222,700	(4,949)	81,783	(5,014)	304,483	(9,963)
Corporate bonds	174,821	(774)	6,141	(19)	180,962	(793)
Residential mortgage-backed securities	688,811	(9,079)	29,957	(668)	718,768	(9,747)
Commercial mortgage-backed securities	89,298	(1,578)	—	—	89,298	(1,578)
Total available-for-sale	$1,188,397	(16,446)	144,120	(5,839)	1,332,517	(22,285)
Held-to-maturity
State and local governments	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)
Total held-to-maturity	$117,912	(1,712)	86,601	(6,273)	204,513	(7,985)

Based on an analysis of its investment securities with unrealized losses as of December 31, 2017 and 2016, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the investment securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2017, management determined that it did not intend to sell investment securities with unrealized losses, and there was no expected requirement to sell any of its investment securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016
Residential real estate loans	$720,728	674,347
Commercial loans
Real estate	3,577,139	2,990,141
Other commercial	1,579,353	1,342,250
Total	5,156,492	4,332,391
Consumer and other loans
Home equity	457,918	434,774
Other consumer	242,686	242,951
Total	700,604	677,725
Loans receivable	6,577,824	5,684,463
Allowance for loan and lease losses	(129,568)	(129,572)
Loans receivable, net	$6,448,256	5,554,891
Net deferred origination (fees) costs included in loans receivable	$(2,643)	(1,228)
Net purchase accounting (discounts) premiums included in loans receivable	$(16,325)	(12,144)
Weighted-average interest rate on loans (tax-equivalent)	4.81%	4.77%

The following tables summarize the activity in the ALLL by portfolio segment:

	Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	10,824	(1,521)	7,152	2,545	(1,103)	3,751
Charge-offs	(19,331)	(199)	(6,188)	(2,856)	(489)	(9,599)
Recoveries	8,503	82	1,778	1,791	224	4,628
Balance at end of period	$129,568	10,798	68,515	39,303	6,204	4,748

	Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	2,333	(1,734)	(2,686)	5,164	(520)	2,109
Charge-offs	(11,496)	(464)	(3,082)	(1,778)	(1,185)	(4,987)
Recoveries	9,038	207	3,664	1,912	279	2,976
Balance at end of period	$129,572	12,436	65,773	37,823	7,572	5,968

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,753	14,680	67,799	30,891	9,963	6,420
Provision for loan losses	2,284	640	(696)	3,030	(480)	(210)
Charge-offs	(7,002)	(985)	(1,920)	(2,322)	(809)	(966)
Recoveries	4,662	92	2,694	926	324	626
Balance at end of period	$129,697	14,427	67,877	32,525	8,998	5,870

The following tables disclose the recorded investment in loans and the balance in the ALLL by portfolio segment:

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$119,994	12,399	77,536	23,032	3,755	3,272
Collectively evaluated for impairment	6,457,830	708,329	3,499,603	1,556,321	454,163	239,414
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686
ALLL
Individually evaluated for impairment	$5,223	246	500	3,851	56	570
Collectively evaluated for impairment	124,345	10,552	68,015	35,452	6,148	4,178
Total ALLL	$129,568	10,798	68,515	39,303	6,204	4,748

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$130,263	11,612	85,634	23,950	5,934	3,133
Collectively evaluated for impairment	5,554,200	662,735	2,904,507	1,318,300	428,840	239,818
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951
ALLL
Individually evaluated for impairment	$6,881	856	922	4,419	296	388
Collectively evaluated for impairment	122,691	11,580	64,851	33,404	7,276	5,580
Total ALLL	$129,572	12,436	65,773	37,823	7,572	5,968

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2017 and 2016. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2017.

At December 31, 2017, the Company had $4,189,489,000 in variable rate loans and $2,388,335,000 in fixed rate loans. At December 31, 2017, the Company had loans of $3,836,190,000 pledged as collateral for FHLB advances and FRB discount window. There were no significant purchases or sales of portfolio loans during 2017, 2016 and 2015.

Note 3. Loans Receivable, Net (continued)

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2017 and 2016 was $82,350,000 and $58,438,000, respectively. During 2017, new loans to such related parties were $33,322,000 and repayments were $9,410,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

The following tables disclose information related to impaired loans by portfolio segment:

	At or for the Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,689	2,978	4,545	8,183	186	1,797
Unpaid principal balance	18,400	3,046	4,573	8,378	199	2,204
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	18,986	2,928	5,851	8,477	359	1,371
Loans without a specific valuation allowance
Recorded balance	102,305	9,421	72,991	14,849	3,569	1,475
Unpaid principal balance	122,833	10,380	89,839	16,931	4,098	1,585
Average balance	107,945	9,834	76,427	15,129	4,734	1,821
Total
Recorded balance	119,994	12,399	77,536	23,032	3,755	3,272
Unpaid principal balance	141,233	13,426	94,412	25,309	4,297	3,789
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	126,931	12,762	82,278	23,606	5,093	3,192

	At or for the Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$22,128	2,759	9,129	8,814	334	1,092
Unpaid principal balance	22,374	2,825	9,130	8,929	345	1,145
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	26,745	4,942	10,441	9,840	257	1,265
Loans without a specific valuation allowance
Recorded balance	108,135	8,853	76,505	15,136	5,600	2,041
Unpaid principal balance	131,059	9,925	94,180	17,724	7,120	2,110
Average balance	108,827	12,858	72,323	15,537	6,004	2,105
Total
Recorded balance	130,263	11,612	85,634	23,950	5,934	3,133
Unpaid principal balance	153,433	12,750	103,310	26,653	7,465	3,255
Specific valuation allowance	6,881	856	922	4,419	296	388
Average balance	135,572	17,800	82,764	25,377	6,261	3,370

Interest income recognized on impaired loans for the years ended December 31, 2017, 2016, and 2015 was not significant.

Note 3. Loans Receivable, Net (continued)

The following tables present an aging analysis of the recorded investment in loans by portfolio segment:

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$26,375	6,252	12,546	3,634	2,142	1,801
Accruing loans 60-89 days past due	11,312	794	5,367	3,502	987	662
Accruing loans 90 days or more past due	6,077	2,366	609	2,973	—	129
Non-accrual loans	44,833	4,924	27,331	8,298	3,338	942
Total past due and non-accrual loans	88,597	14,336	45,853	18,407	6,467	3,534
Current loans receivable	6,489,227	706,392	3,531,286	1,560,946	451,451	239,152
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686

	December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,599	6,338	5,079	5,388	2,439	1,355
Accruing loans 60-89 days past due	5,018	1,398	754	1,352	844	670
Accruing loans 90 days or more past due	1,099	266	145	283	191	214
Non-accrual loans	49,332	4,528	30,216	8,817	5,240	531
Total past due and non-accrual loans	76,048	12,530	36,194	15,840	8,714	2,770
Current loans receivable	5,608,415	661,817	2,953,947	1,326,410	426,060	240,181
Total loans receivable	$5,684,463	674,347	2,990,141	1,342,250	434,774	242,951
Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $2,162,000, $2,364,000, and $2,471,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	32	5	13	11	2	1
Pre-modification recorded balance	$41,521	841	31,109	9,403	158	10
Post-modification recorded balance	$38,838	841	28,426	9,403	158	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	34	—	10	21	3	—
Pre-modification recorded balance	$22,907	—	8,454	14,183	270	—
Post-modification recorded balance	$22,848	—	8,415	14,166	267	—
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$6	—	—	6	—	—

	Year ended December 31, 2015
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	64	3	25	22	1	13
Pre-modification recorded balance	$22,316	2,259	8,877	10,545	137	498
Post-modification recorded balance	$23,110	2,203	9,927	10,325	157	498
TDRs that subsequently defaulted
Number of loans	7	1	1	4	—	1
Recorded balance	$2,556	1,947	78	529	—	2

The modifications for the TDRs that occurred during the years ended December 31, 2017, 2016 and 2015 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $5,987,000, $5,331,000 and $8,893,000 for the years ended December 31, 2017, 2016 and 2015, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the years ended December 31, 2017 and 2015 and in residential real estate for the year ended December 31, 2016. At December 31, 2017 and 2016, the Company had $743,000 and $1,770,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2017 and 2016, the Company had $893,000 and $2,699,000, respectively, of OREO secured by residential real estate properties.

There were $1,960,000 and $4,785,000 of additional unfunded commitments on TDRs outstanding at December 31, 2017 and 2016, respectively. The amount of charge-offs on TDRs during 2017, 2016 and 2015 was $2,984,000, $557,000 and $1,310,000, respectively.

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Land	$31,370	29,648
Office buildings and construction in progress	182,592	173,886
Furniture, fixtures and equipment	83,177	84,559
Leasehold improvements	8,085	7,853
Accumulated depreciation	(127,876)	(119,748)
Net premises and equipment	$177,348	176,198

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $14,758,000, $15,294,000, and $14,365,000, respectively.

The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2017, 2016, and 2015 was $3,629,000, $3,255,000, and $3,137,000, respectively. Amortization of building capital lease assets is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2017, 2016, and 2015 was $164,000, $153,000, and $150,000, respectively.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2017 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2018	$92	2,633	2,725
2019	92	2,502	2,594
2020	92	2,039	2,131
2021	11	1,593	1,604
2022	—	953	953
Thereafter	—	5,541	5,541
Total minimum lease payments	287	15,261	15,548
Less: Amount representing interest	27
Present value of minimum lease payments	260
Less: Current portion of obligations under capital leases	79
Long-term portion of obligations under capital leases	$181

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Gross carrying value	$21,649	21,943	38,527
Accumulated amortization	(7,465)	(9,596)	(23,972)
Net carrying value	$14,184	12,347	14,555
Aggregate amortization expense	$2,494	2,970	2,964
Estimated amortization expense for the years ending December 31,
2018	$2,209
2019	2,100
2020	2,027
2021	1,952
2022	1,871

Core deposit intangibles increased $4,331,000, $762,000 and $6,619,000 during 2017, 2016 and 2015, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 22.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net carrying value at beginning of period	$147,053	140,638	129,706
Acquisitions and adjustments	30,758	6,415	10,932
Net carrying value at end of period	$177,811	147,053	140,638

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2017 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2017 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2017. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2017 and 2016.

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

(Dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Loans receivable	$57,796	36,950
Accrued interest receivable	94	120
Other assets	15,885	10,024
Total assets	$73,775	47,094
Liabilities
Other borrowed funds	$7,964	4,105
Accrued interest payable	1	2
Other liabilities	98	27
Total liabilities	$8,063	4,134

Note 6. Variable Interest Entities (continued)

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $9,169,000 and $7,282,000 as of December 31, 2017 and 2016, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $27,831,000 at December 31, 2017, and the Company expects to fulfill these commitments during 2018. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2017, 2016, and 2015.

The Company has elected to use the proportional amortization method, and more specifically the practical expedient method, for the amortization of all eligible LIHTC investments and amortization expense is recognized as a component of income tax expense. The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the periods presented.

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Amortization expense	$2,507	1,125	974
Tax credits and other tax benefits recognized	3,827	1,515	1,552

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

Note 7. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2017 and 2016 were $193,962,000 and $254,611,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2018	$557,693
2019	120,657
2020	65,284
2021	45,409
2022	27,974
Thereafter	242
$817,259

The Company reclassified $4,402,000 and $3,618,000 of overdraft demand deposits to loans as of December 31, 2017 and 2016, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2017 and 2016 was $25,641,000 and $27,977,000, respectively.

Note 8. Borrowings

The Company’s repurchase agreements totaled $362,573,000 and $473,650,000 at December 31, 2017 and 2016, respectively, and are secured by investment securities with carrying values of $475,601,000 and $472,239,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$360,751	—	360,751
Commercial mortgage-backed securities	1,822	—	1,822
Total	$362,573	—	362,573

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$471,706	643	472,349
Commercial mortgage-backed securities	1,301	—	1,301
Total	$473,007	643	473,650

Note 8. Borrowings (continued)

The Company’s FHLB advances bear a fixed rate of interest and are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by specifically pledged loans and investment securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. During the year ended December 31, 2017, the Company modified the majority of its long-term FHLB advances, including prepaying higher cost advances, to strategically manage its asset size. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$200,869	1.64%	$41,099	0.84%
Maturing one year through two years	887	2.05%	70,983	1.42%
Maturing two years through three years	1,651	3.58%	927	2.16%
Maturing three years through four years	148,721	2.69%	1,728	3.66%
Maturing four years through five years	945	5.25%	135,000	3.08%
Thereafter	922	5.42%	2,012	5.33%
Total	$353,995	2.11%	$251,749	2.27%

The Company’s other borrowings consisted of capital lease obligations and other debt obligations through consolidation of certain VIEs. At December 31, 2017, the Company had $230,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

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

For regulatory capital purposes, the FRB has allowed bank holding companies to continue to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) require the FRB to exclude trust preferred securities from Tier 1 capital, but a permanent grandfather provision applicable to the Company permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature, even after the Company’s total assets exceed $15 billion. All of the Company’s trust preferred securities qualified as Tier 1 capital instruments at December 31, 2017. For additional information on regulatory capital, see Note 11.

Note 9. Subordinated Debentures (continued)

The terms of the subordinated debentures, arranged by maturity date, are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2017		Variable Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
First Company Statutory Trust 2001	$3,269	4.680%	3 month LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,407	4.925%	3 month LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	4.109%	3 month LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	4.250%	3 month LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	2.649%	3 month LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	3.158%	3 month LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,900	3.301%	3 month LIBOR plus 1.82%	03/01/2037
	$126,135

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

The Company’s interest rate swap derivative financial instruments as of December 31, 2017 are as follows:

(Dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate [1]	Fixed Interest Rate [1]	Payment Term
Interest rate swap	$160,000	3 month LIBOR	3.378%	Oct. 21, 2014 - Oct. 21, 2021
Interest rate swap	100,000	3 month LIBOR	2.498%	Nov. 30, 2015 - Nov. 30, 2022
______________________________
1 The Company pays the fixed interest rate and the counterparty pays the Company the variable interest rate.

The hedging strategy converts the LIBOR-based variable interest rate on borrowings to a fixed interest rate, thereby protecting the Company from interest rate variability.

Note 10. Derivatives and Hedging Activities (continued)

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and FHLB advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior years. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the years ended December 31, 2017, 2016 and 2015. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $8,013,000, $8,035,000 and $5,695,000 during 2017, 2016 and 2015, respectively, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $4,228,000 of the unrealized loss reported in OCI at December 31, 2017 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$444	(1,643)	(7,857)
Amount of loss reclassified from OCI to interest expense	(4,892)	(6,417)	(5,025)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities. There were no interest rate swap derivative assets at the dates presented.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$9,389	—	9,389	14,725	—	14,725

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of investment securities totaling $23,692,000 at December 31, 2017. There was $0 collateral pledged from the counterparty to the Company as of December 31, 2017. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Note 11. Regulatory Capital

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2017 is 1.25 percent. The Company has elected to opt-out of the requirement to include most components of AOCI. As of December 31, 2017, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2017 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2017
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,232,089	15.64%	$630,109	8.00%	N/A	N/A
Glacier Bank	1,182,509	15.04%	628,823	8.00%	$786,029	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,133,125	14.39%	472,582	6.00%	N/A	N/A
Glacier Bank	1,083,744	13.79%	471,617	6.00%	628,823	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,009,276	12.81%	354,437	4.50%	N/A	N/A
Glacier Bank	1,083,744	13.79%	353,713	4.50%	510,919	6.50%
Tier 1 capital (to average assets)
Consolidated	1,133,125	11.90%	380,770	4.00%	N/A	N/A
Glacier Bank	1,083,744	11.47%	377,809	4.00%	472,261	5.00%

Note 11. Regulatory Capital (continued)

	December 31, 2016
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,179,673	16.38%	$576,092	8.00%	N/A	N/A
Glacier Bank	1,131,949	15.76%	574,658	8.00%	$718,323	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,089,142	15.12%	432,069	6.00%	N/A	N/A
Glacier Bank	1,041,640	14.50%	430,994	6.00%	574,658	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	966,701	13.42%	324,052	4.50%	N/A	N/A
Glacier Bank	1,041,640	14.50%	323,245	4.50%	466,910	6.50%
Tier 1 capital (to average assets)
Consolidated	1,089,142	11.90%	365,994	4.00%	N/A	N/A
Glacier Bank	1,041,640	11.45%	363,945	4.00%	454,932	5.00%
______________________________
N/A - Not applicable

Note 12. Stock-based Compensation Plan

The Company has two stock-based compensation plans in effect at December 31, 2017. The 2005 Stock Incentive Plan expired in April 2015, but still has non-vested restricted stock awards at December 31, 2017. The 2015 Stock Incentive Plan provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2017, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 2,249,767.

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

Compensation expense related to restricted stock awards for the years ended December 31, 2017, 2016 and 2015 was $3,764,000, $2,870,000 and $2,470,000, respectively, and the recognized income tax benefit related to this expense was $1,452,000, $1,112,000 and $957,000. As of December 31, 2017, total unrecognized compensation expense of $3,288,000 related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $3,746,000, $2,624,000 and $1,761,000, respectively, and the income tax benefit related to these awards was $1,998,000, $1,053,000 and $795,000, respectively. Upon vesting of restricted stock awards, the shares are issued from the Company’s authorized stock balance.

Note 12. Stock-based Compensation Plan (continued)

The following table summarizes the restricted stock award activity for the year ended December 31, 2017:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016	222,732	$24.46
Granted	104,836	36.59
Vested	(141,864)	26.41
Forfeited	(2,526)	29.07
Non-vested at December 31, 2017	183,178	29.84

The average remaining contractual term on non-vested restricted stock awards at December 31, 2017 is 0.8 years. The aggregate intrinsic value of the non-vested restricted stock awards at December 31, 2017 was $7,215,000.

Note 13. Employee Benefit Plans

The Company provides its qualified employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and supplemental executive retirement plan. The Company has elected to self-insure certain costs related to employee health, dental and vision benefit programs. Costs resulting from noninsured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an individual claim basis for the employee health benefit programs.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2017, 2016, and 2015 was $10,100,000, $9,041,000 and $8,017,000 respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2017, 2016 and 2015 was $3,224,000, $2,946,000, and $2,629,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plans was $739,000, $967,000, and $720,000, for the years ending December 31, 2017, 2016, and 2015, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2017, 2016, and 2015 for the plans was $481,000, $431,000 and $386,000, respectively. In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2017 and 2016, the liability related to the obligations was $11,275,000 and $11,273,000, respectively, and was included in other liabilities. The total earnings for the years ended December 31, 2017, 2016, and 2015 for the acquired plans was insignificant.

Note 13. Employee Benefit Plans (continued)

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2017, 2016 and 2015 was $287,000, $299,000, and $224,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2017, 2016, and 2015 for this plan was $105,000, $85,000, and $69,000, respectively.

Note 14. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Debit card expenses	$7,189	8,462	6,153
Consulting and outside services	5,331	5,683	3,845
Employee expenses	4,160	3,573	2,425
Telephone	3,891	3,828	3,318
VIE amortization and other expenses	3,109	2,702	4,528
Loan expenses	3,080	3,611	2,824
Postage	2,684	2,785	3,716
Printing and supplies	2,661	2,800	3,529
Mergers and acquisition expenses	2,130	1,732	2,459
Business development	1,929	1,847	1,526
Accounting and audit fees	1,848	1,613	1,331
Checking and operating expenses	1,760	2,942	3,553
ATM expenses	1,720	880	1,082
Legal fees	1,106	1,027	866
Other	4,447	4,085	3,892
Total other expenses	$47,045	47,570	45,047

Note 15. Federal and State Income Taxes

The Tax Act was enacted on December 22, 2017 and resulted in a decrease in the federal marginal tax rate from 35 percent to 21 percent beginning in 2018. As a result of the Tax Act, the Company incurred a one-time tax expense adjustment of $19,699,000 during 2017 due to the Company’s revaluation of its net deferred tax assets. This adjustment is reflected in the following tables.

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Current
Federal	$29,555	30,461	28,705
State	9,183	9,283	9,374
Total current income tax expense	38,738	39,744	38,079
Deferred [1]
Federal	22,246	(70)	(3,451)
State	3,641	(12)	(629)
Total deferred income tax expense (benefit)	25,887	(82)	(4,080)
Total income tax expense	$64,625	39,662	33,999
______________________________

[1]	Includes tax benefit of operating loss carryforwards of $644,000, $571,000 and $391,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.6%	3.8%	3.7%
Tax rate change	10.9%	—%	—%
Tax-exempt interest income	(10.5)%	(12.2)%	(12.6)%
Tax credits	(3.2)%	(2.1)%	(3.0)%
Other, net	(1.1)%	0.2%	(0.5)%
Effective tax rate	35.7%	24.7%	22.6%

Note 15. Federal and State Income Taxes (continued)

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Deferred tax assets
Allowance for loan and lease losses	$32,890	50,172
Deferred compensation	5,640	8,320
Other real estate owned	5,126	8,309
Acquisition fair market value adjustments	4,139	4,763
Net operating loss carryforwards	2,841	4,737
Employee benefits	2,615	3,927
Interest rate swap agreements	2,379	5,705
Other	3,673	5,569
Total gross deferred tax assets	59,303	91,502
Deferred tax liabilities
Deferred loan costs	(5,854)	(8,061)
Intangibles	(4,161)	(5,477)
Depreciation of premises and equipment	(2,863)	(3,111)
FHLB stock dividends	(2,602)	(3,976)
Available-for-sale securities	(1,707)	(1,036)
Debt modification costs	(1,591)	—
Other	(2,181)	(2,720)
Total gross deferred tax liabilities	(20,959)	(24,381)
Net deferred tax asset	$38,344	67,121

The Company has federal net operating loss carryforwards of $10,635,000 expiring between 2030 and 2035. The Company has Colorado net operating loss carryforwards of $13,987,000 expiring between 2031 and 2032. The net operating loss carryforwards originated from bank acquisitions. The Company has federal tax credit carryforwards with no expiration dates of $411,000.

The Company and the Bank file consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Utah, Colorado and Arizona. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2017:

Years ended December 31,
Federal	2013, 2014, 2015 and 2016
Montana	2014, 2015 and 2016
Idaho	2014, 2015 and 2016
Utah	2014, 2015 and 2016
Colorado	2013, 2014, 2015 and 2016
Arizona	2013, 2014, 2015 and 2016

Note 15. Federal and State Income Taxes (continued)

The Company had no unrecognized income tax benefits as of December 31, 2017 and 2016. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2017, 2016, and 2015 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2017 and 2016.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2017 and 2016. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no future net operating losses (for tax purposes) are expected.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains on Available-For-Sale Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2014	$27,945	(10,201)	17,744
Other comprehensive loss before reclassifications	(13,968)	(4,823)	(18,791)
Reclassification adjustments for (losses) gains included in net income	(42)	3,078	3,036
Net current period other comprehensive loss	(14,010)	(1,745)	(15,755)
Balance at December 31, 2015	$13,935	(11,946)	1,989
Other comprehensive loss before reclassifications	(13,113)	(1,006)	(14,119)
Reclassification adjustments for gains included in net income	817	3,931	4,748
Net current period other comprehensive (loss) income	(12,296)	2,925	(9,371)
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income before reclassifications	2,110	248	2,358
Reclassification adjustments for gains included in net income	391	3,005	3,396
Reclassifications from accumulated other comprehensive income (loss) to retained earnings [1]	891	(1,242)	(351)
Net current period other comprehensive income	3,392	2,011	5,403
Balance at December 31, 2017	$5,031	(7,010)	(1,979)
______________________________

[1]
Reclassifications were due to the one-time revaluation of the deferred tax assets and deferred tax liabilities as a result of the Tax Act. For additional information relating to this reclassification, see Note 1.

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016	December 31, 2015
Net income available to common stockholders, basic and diluted	$116,377	121,131	116,127
Average outstanding shares - basic	77,537,664	76,278,463	75,542,455
Add: dilutive restricted stock awards	69,941	63,373	53,126
Average outstanding shares - diluted	77,607,605	76,341,836	75,595,581
Basic earnings per share	$1.50	1.59	1.54
Diluted earnings per share	$1.50	1.59	1.54

There were no restricted stock awards excluded from the diluted average outstanding share calculation for the years ended December 31, 2017, 2016, and 2015. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Cash on hand and in banks	$9,304	5,906
Interest bearing cash deposits	38,420	57,700
Cash and cash equivalents	47,724	63,606
Investment securities, available-for-sale	—	36
Other assets	8,871	10,764
Investment in subsidiaries	1,281,392	1,201,667
Total assets	$1,337,987	1,276,073
Liabilities and Stockholders’ Equity
Dividends payable	$265	23,137
Subordinated debentures	126,135	125,991
Other liabilities	12,530	10,076
Total liabilities	138,930	159,204
Common stock	780	765
Paid-in capital	797,997	749,107
Retained earnings	402,259	374,379
Accumulated other comprehensive loss	(1,979)	(7,382)
Total stockholders’ equity	1,199,057	1,116,869
Total liabilities and stockholders’ equity	$1,337,987	1,276,073

Note 18. Parent Holding Company Information (Condensed) (continued)

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Income
Dividends from subsidiaries	$119,000	108,350	109,000
Gain on sale of investments	3	—	—
Intercompany charges for services	14,299	12,248	10,562
Other income	225	311	196
Total income	133,527	120,909	119,758
Expenses
Compensation and employee benefits	17,864	15,665	13,205
Other operating expenses	10,425	7,701	7,313
Total expenses	28,289	23,366	20,518
Income before income tax benefit and equity in undistributed net income of subsidiaries	105,238	97,543	99,240
Income tax benefit	2,983	4,040	3,105
Income before equity in undistributed net income of subsidiaries	108,221	101,583	102,345
Equity in undistributed net income of subsidiaries	8,156	19,548	13,782
Net Income	$116,377	121,131	116,127
Comprehensive Income	$122,131	111,760	100,372

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities
Net income	$116,377	121,131	116,127
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(8,156)	(19,548)	(13,782)
Amortization of purchase accounting adjustments	143	143	143
Gain on sale of investments	(3)	—	—
Stock-based compensation, net of tax benefits	1,460	804	695
Net change in other assets and other liabilities	5,051	(297)	118
Net cash provided by operating activities	114,872	102,233	103,301
Investing Activities
Sales of available-for-sale securities	27	—	—
Net (increase) decrease of premises and equipment	(79)	771	(1,405)
Proceeds from sale of non-marketable equity securities	114	55	22
Equity contributions to subsidiaries	(17,565)	(3,475)	(28,457)
Net cash used in by investing activities	(17,503)	(2,649)	(29,840)
Financing Activities
Cash dividends paid	(111,720)	(84,040)	(79,456)
Tax withholding payments for stock-based compensation	(1,531)	(600)	(489)
Net cash used in financing activities	(113,251)	(84,640)	(79,945)
Net (decrease) increase in cash and cash equivalents	(15,882)	14,944	(6,484)
Cash and cash equivalents at beginning of year	63,606	48,662	55,146
Cash and cash equivalents at end of year	$47,724	63,606	48,662

Note 19. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2017
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$87,628	94,032	96,464	96,898
Interest expense	7,366	7,774	7,652	7,072
Net interest income	80,262	86,258	88,812	89,826
Provision for loan losses	1,598	3,013	3,327	2,886
Net interest income after provision for loan losses	78,664	83,245	85,485	86,940
Non-interest income	25,689	27,656	31,185	27,709
Non-interest expense	63,344	65,309	68,552	68,366
Income before income taxes	41,009	45,592	48,118	46,283
Federal and state income tax expense	9,754	11,905	11,639	31,327
Net income	$31,255	33,687	36,479	14,956
Basic earnings per share	$0.41	0.43	0.47	0.19
Diluted earnings per share	$0.41	0.43	0.47	0.19

	Quarters ended 2016
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$84,381	86,069	85,944	87,759
Interest expense	7,675	7,424	7,318	7,214
Net interest income	76,706	78,645	78,626	80,545
Provision for loan losses	568	—	626	1,139
Net interest income after provision for loan losses	76,138	78,645	78,000	79,406
Non-interest income	24,252	26,759	28,293	28,014
Non-interest expense	62,356	64,461	65,180	66,717
Income before income taxes	38,034	40,943	41,113	40,703
Federal and state income tax expense	9,352	10,492	10,156	9,662
Net income	$28,682	30,451	30,957	31,041
Basic earnings per share	$0.38	0.40	0.40	0.41
Diluted earnings per share	$0.38	0.40	0.40	0.41

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2017 and 2016.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2017.

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

Loans held for sale: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $994,000, $0 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively, from the changes in fair value of these loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Note 20. Fair Value of Assets and Liabilities (continued)

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$31,127	—	31,127	—
U.S. government sponsored enterprises	19,091	—	19,091	—
State and local governments	629,501	—	629,501	—
Corporate bonds	216,762	—	216,762	—
Residential mortgage-backed securities	779,283	—	779,283	—
Commercial mortgage-backed securities	102,479	—	102,479	—
Loans held for sale	38,833	—	38,833	—
Total assets measured at fair value on a recurring basis	$1,817,076	—	1,817,076	—
Interest rate swaps	$9,389	—	9,389	—
Total liabilities measured at fair value on a recurring basis	$9,389	—	9,389	—

Note 20. Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities, available-for-sale
U.S. government and federal agency	$39,407	—	39,407	—
U.S. government sponsored enterprises	19,570	—	19,570	—
State and local governments	786,373	—	786,373	—
Corporate bonds	471,951	—	471,951	—
Residential mortgage-backed securities	1,007,515	—	1,007,515	—
Commercial mortgage-backed securities	100,661	—	100,661	—
Total assets measured at fair value on a recurring basis	$2,425,477	—	2,425,477	—
Interest rate swaps	$14,725	—	14,725	—
Total liabilities measured at fair value on a recurring basis	$14,725	—	14,725	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2017.

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

The Company’s credit department reviews appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The appraisal or evaluation (new or updated) is considered the starting point for determining fair value. The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The key inputs used to determine the fair value of the collateral-dependent loans and OREO include selling costs, discounted cash flow rate or capitalization rate, and adjustment to comparables. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. The Company also considers other factors and events in the environment that may affect the fair value. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation (new or updated), adjustments to the impaired loan or OREO may occur. The Company generally obtains appraisals or evaluations (new or updated) annually.

Note 20. Fair Value of Assets and Liabilities (continued)

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,296	—	—	2,296
Collateral-dependent impaired loans, net of ALLL	6,339	—	—	6,339
Total assets measured at fair value on a non-recurring basis	$8,635	—	—	8,635

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$7,839	—	—	7,839
Collateral-dependent impaired loans, net of ALLL	5,664	—	—	5,664
Total assets measured at fair value on a non-recurring basis	$13,503	—	—	13,503

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$2,296	Sales comparison approach	Selling costs	0.0% - 10.0% (6.0%)
Collateral-dependent impaired loans, net of ALLL	$238	Cost approach	Selling costs	10.0% - 20.0% (10.6%)
	2,541	Sales comparison approach	Selling costs	8.0% - 10.0% (9.4%)
	3,560	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$6,339

Note 20. Fair Value of Assets and Liabilities (continued)

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$7,767	Sales comparison approach	Selling costs	6.0% - 10.0% (6.9%)
			Adjustment to comparables	0.0% - 10.0% (0.1%)
	72	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	10.0% - 10.0% (10.0%)
$7,839
Collateral-dependent impaired loans, net of ALLL	$110	Cost approach	Selling costs	6.0% - 20.0% (6.6%)
	1,982	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	3,572	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	20.0% - 20.0% (20.0%)
$5,664
______________________________
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

Loans held for sale: fair value of loans held for sale for which the fair value election has not been made is estimated at book value.

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

Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from an independent third party and reviewed by the Company. The rates were the average of current rates offered by the Company’s local competitors. The estimated fair value of demand deposits such as NOW, DDA, savings, and money market deposit accounts is the book value since rates are regularly adjusted to market rates and transactions are executed at book value daily. Therefore, such deposits are classified in Level 1 of the valuation hierarchy. Certificate accounts and wholesale deposits are classified as Level 2 within the hierarchy.

Federal Home Loan Bank advances: fair value of non-callable FHLB advances is estimated by discounting the future cash flows using rates of similar advances with similar maturities. Such rates were obtained from current rates offered by FHLB. The estimated fair value of callable FHLB advances was obtained from FHLB and the model was reviewed by the Company.

Note 20. Fair Value of Assets and Liabilities (continued)

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

Off-balance sheet financial instruments: unused lines of credit and letters of credit represent the principal categories of off-balance sheet financial instruments. The fair value of commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of unused lines of credit and letters of credit is not material; therefore, such commitments are not included in the following tables.

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$200,004	200,004	—	—
Investment securities, available-for-sale	1,778,243	—	1,778,243	—
Investment securities, held-to-maturity	648,313	—	660,086	—
Loans held for sale	38,833	—	38,833	—
Loans receivable, net of ALLL	6,448,256	—	6,219,515	114,771
Accrued interest receivable	44,462	44,462	—	—
Non-marketable equity securities	29,884	—	29,884	—
Total financial assets	$9,187,995	244,466	8,726,561	114,771
Financial liabilities
Deposits	$7,579,747	6,602,445	978,803	—
FHLB advances	353,995	—	352,886	—
Repurchase agreements and other borrowed funds	370,797	—	370,797	—
Subordinated debentures	126,135	—	98,023	—
Accrued interest payable	3,450	3,450	—	—
Interest rate swaps	9,389	—	9,389	—
Total financial liabilities	$8,443,513	6,605,895	1,809,898	—

Note 20. Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$152,541	152,541	—	—
Investment securities, available-for-sale	2,425,477	—	2,425,477	—
Investment securities, held-to-maturity	675,674	—	689,089	—
Loans held for sale	72,927	72,927	—	—
Loans receivable, net of ALLL	5,554,891	—	5,380,286	123,382
Accrued interest receivable	45,832	45,832	—	—
Non-marketable equity securities	25,550	—	25,550	—
Total financial assets	$8,952,892	271,300	8,520,402	123,382
Financial liabilities
Deposits	$7,372,279	6,090,879	1,283,532	—
FHLB advances	251,749	—	257,643	—
Repurchase agreements and other borrowed funds	478,090	—	478,090	—
Subordinated debentures	125,991	—	85,557	—
Accrued interest payable	3,584	3,584	—	—
Interest rate swaps	14,725	—	14,725	—
Total financial liabilities	$8,246,418	6,094,463	2,119,547	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Unused lines of credit	$1,565,112	1,325,236
Letters of credit	40,082	26,162
Total outstanding commitments	$1,605,194	1,351,398

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Mergers and Acquisitions

On April 30, 2017, the Company acquired 100 percent of the outstanding common stock of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona. Foothills provides banking services to individuals and businesses in Arizona, with banking offices located in Yuma, Prescott and Casa Grande, Arizona. The acquisition expands the Company’s market into the state of Arizona and further diversifies the Company’s loan, customer and deposit base. Foothills merged into the Bank and operates as a separate Bank division under its existing name and management team. The Foothills acquisition was valued at $64,015,000 and resulted in the Company issuing 1,381,661 shares of its common stock and $17,342,000 in cash in exchange for all of Foothills’ outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2017 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Foothills. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

On August 31, 2016, the Company acquired 100 percent of the outstanding common stock of Treasure State Bank, a community bank based in Missoula, Montana. TSB provides banking services to individuals and businesses in the greater Missoula market. TSB merged into the Bank and became a part of the First Security Bank of Missoula bank division. The TSB acquisition was valued at $13,940,000 and resulted in the Company issuing 349,545 shares of its common stock and $3,475,000 in cash in exchange for all of TSB’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the August 31, 2016 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and TSB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of Foothills and TSB were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the April 30, 2017 and August 31, 2016 acquisition dates, respectively, and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the Foothills and TSB acquisitions:

	Foothills	TSB
(Dollars in thousands)	April 30, 2017	August 31, 2016
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$46,673	10,465
Cash consideration for outstanding shares	17,342	3,475
Contingent consideration	—	—
Total fair value of consideration transferred	64,015	13,940
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	13,251	10,176
Investment securities	25,420	—
Loans receivable	292,529	51,875
Core deposit intangible [1]	4,331	762
Accrued income and other assets	19,699	6,937
Total identifiable assets acquired	355,230	69,750
Liabilities assumed
Deposits	296,760	58,364
FHLB advances	22,800	3,260
Accrued expenses and other liabilities	2,264	601
Total liabilities assumed	321,824	62,225
Total identifiable net assets	33,406	7,525
Goodwill recognized	$30,609	6,415
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.

Note 22. Mergers and Acquisitions (continued)

The fair value of the Foothills and TSB assets acquired includes loans with fair values of $292,529,000 and $51,875,000, respectively. The gross principal and contractual interest due under the Foothills and TSB contracts is $303,527,000 and $54,819,000, respectively. The Company evaluated the principal and contractual interest due at each of the acquisition dates and determined that insignificant amounts were not expected to be collectible.

The Company incurred $1,127,000 of third-party acquisition-related costs in connection with the Foothills acquisition during the year ended December 31, 2017. The Company incurred $456,000 of third-party acquisition-related costs in connection with the TSB acquisition during the year ended December 31, 2016. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of Foothills was approximately $13,625,000 and net income was approximately $2,626,000 from April 30, 2017 to December 31, 2017. The following unaudited pro forma summary presents consolidated information of the Company as if the Foothills acquisition had occurred on January 1, 2016:

	Years ended
(Dollars in thousands)	December 31, 2017	December 31, 2016
Net interest income and non-interest income	$462,603	436,678
Net income	114,187	124,373

Total income consisting of net interest income and non-interest income of the acquired operations of TSB was approximately $1,800,000 and net income was approximately $897,000 from August 31, 2016 to December 31, 2016. The following unaudited pro forma summary presents consolidated information of the Company as if the TSB acquisition had occurred on January 1, 2015:

	Years ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
Net interest income and non-interest income	$424,242	392,252
Net income	120,929	116,577

Note 23. Subsequent Events

On January 31, 2018, the Company acquired 100 percent of the outstanding common stock of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado. Collegiate provides banking services to businesses and individuals in the Mountain and Front Range communities of Colorado, with banking offices located in Aurora, Buena Vista, Denver and Salida. Collegiate will operate as a division of the Bank under the name “Collegiate Peaks Bank, division of Glacier Bank.” The Collegiate acquisition was valued at $96,083,000 and resulted in the Company issuing common stock and paying cash and other considerations in exchange for all of Collegiate's outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company's common stock shares on the January 31, 2018 acquisition date. The initial accounting for the Collegiate acquisition has not been completed because the fair value of financial assets, financial liabilities and goodwill have not yet been determined.

As a result of the closing of the Collegiate acquisition, the Company crossed the $10 billion asset threshold and will now be subject to heightened regulations required by the Dodd-Frank Act. The Company will be required to, among other requirements: 1) perform annual stress tests; 2) calculate its FDIC deposit assessment base using a performance score and a loss-severity score system; and 3) be examined for compliance with federal consumer protection laws primarily by the Consumer Financial Protection Bureau (the “CFPB”). The Company will also be subject to the interchange fee cap imposed by the Durbin Amendment to the Dodd-Frank Act, which is expected to have a significant financial impact to the Company’s earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. Internal control over financial reporting includes self monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2017, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers who are not Directors” of the Company’s 2018 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s audit committee is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated herein by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has adopted a code of ethics applicable to its senior financial officers. The code of ethics can be accessed electronically by visiting the Company’s website at www.glacierbancorp.com and is incorporated by reference to the Company’s 2016 annual report on Form 10-K.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(i)	Amended and Restated Articles of Incorporation [1]
3(ii)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [2]
10(b) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [2]
10(c) *	2005 Stock Incentive Plan [3]
10(d) *	2005 Stock Option Award Agreement [3]
10(e) *	2005 Restricted Shares Award Agreement [3]
10(f) *	2015 Stock Incentive Plan [4]
10(g) *	2015 Stock Option Award Agreement [4]
10(h) *	2015 Restricted Shares Award Agreement [4]
10(i) *	Employment Agreement effective January 1, 2017 between the Company and Ron J. Copher [5]
10(j) *	Employment Agreement effective January 1, 2017 between the Company and Don J. Chery [5]
10(k) *	Employment Agreement dated June 18, 2015 between the Company and Randall M. Chesler [6]
10(l) *	Nonemployee Service Provider Deferred Compensation Plan [7]
14	Code of Ethics [8]
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc’s Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition; 2) the Consolidated Statements of Operations; 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income; 4) the Consolidated Statements of Cash Flows; and 5) the Notes to Consolidated Financial Statements.

______________________________

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
5    Incorporated by reference to Exhibits 10.1 and 10.2 included in the Company’s Form 8-K filed by the Company on January 4, 2017.
6    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on June 22, 2015.
7    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on October 31, 2012.
8    Incorporated by reference to Exhibit 14 included in the Company’s Form 10-K for the year ended December 31, 2016.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2018.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Dallas I. Herron	Chairman
Dallas I. Herron

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ Mark J. Semmens	Director
Mark J. Semmens

/s/ George R. Sutton	Director
George R. Sutton