Form 10-Q
period 2018-03-31
GLACIER BANCORP INC
filed 2018-05-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 13, 2018 was 84,511,472. No preferred shares are issued or outstanding.

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
Freddie Mac – Federal Home Loan Mortgage Corporation
FSB – Inter-Mountain Bancorp., Inc. and its subsidiary, First Security Bank
GAAP – accounting principles generally accepted in the United States of America
Ginnie Mae – Government National Mortgage Association
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
SEC – United States Securities and Exchange Commission
Tax Act – The Tax Cuts and Jobs Act
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2018	December 31, 2017
Assets
Cash on hand and in banks	$140,625	139,948
Federal funds sold	230	—
Interest bearing cash deposits	310,193	60,056
Cash and cash equivalents	451,048	200,004
Debt securities, available-for-sale	2,154,845	1,778,243
Debt securities, held-to-maturity	634,413	648,313
Total debt securities	2,789,258	2,426,556
Loans held for sale, at fair value	37,058	38,833
Loans receivable	7,670,030	6,577,824
Allowance for loan and lease losses	(127,608)	(129,568)
Loans receivable, net	7,542,422	6,448,256
Premises and equipment, net	238,491	177,348
Other real estate owned	14,132	14,269
Accrued interest receivable	54,376	44,462
Deferred tax asset	32,929	38,344
Core deposit intangible, net	54,456	14,184
Goodwill	289,535	177,811
Non-marketable equity securities	21,910	29,884
Bank-owned life insurance	81,787	59,351
Other assets	51,376	37,047
Total assets	$11,658,778	9,706,349
Liabilities
Non-interest bearing deposits	$2,811,469	2,311,902
Interest bearing deposits	6,607,376	5,267,845
Securities sold under agreements to repurchase	395,794	362,573
Federal Home Loan Bank advances	155,057	353,995
Other borrowed funds	8,204	8,224
Subordinated debentures	134,061	126,135
Accrued interest payable	3,740	3,450
Other liabilities	89,053	73,168
Total liabilities	10,204,754	8,507,292
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	845	780
Paid-in capital	1,048,860	797,997
Retained earnings - substantially restricted	421,342	402,259
Accumulated other comprehensive loss	(17,023)	(1,979)
Total stockholders’ equity	1,454,024	1,199,057
Total liabilities and stockholders’ equity	$11,658,778	9,706,349
Number of common stock shares issued and outstanding	84,511,472	78,006,956

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2018	March 31, 2017
Interest Income
Investment securities	$20,142	21,939
Residential real estate loans	8,785	7,918
Commercial loans	65,515	49,970
Consumer and other loans	8,624	7,801
Total interest income	103,066	87,628
Interest Expense
Deposits	3,916	4,440
Securities sold under agreements to repurchase	485	382
Federal Home Loan Bank advances	2,089	1,510
Other borrowed funds	16	15
Subordinated debentures	1,268	1,019
Total interest expense	7,774	7,366
Net Interest Income	95,292	80,262
Provision for loan losses	795	1,598
Net interest income after provision for loan losses	94,497	78,664
Non-Interest Income
Service charges and other fees	16,871	15,633
Miscellaneous loan fees and charges	1,477	980
Gain on sale of loans	6,097	6,358
Loss on sale of debt securities	(333)	(100)
Other income	1,974	2,818
Total non-interest income	26,086	25,689
Non-Interest Expense
Compensation and employee benefits	45,721	39,246
Occupancy and equipment	7,274	6,646
Advertising and promotions	2,170	1,973
Data processing	3,967	3,124
Other real estate owned	72	273
Regulatory assessments and insurance	1,206	1,061
Core deposit intangibles amortization	1,056	601
Other expenses	12,161	10,420
Total non-interest expense	73,627	63,344
Income Before Income Taxes	46,956	41,009
Federal and state income tax expense	8,397	9,754
Net Income	$38,559	31,255
Basic earnings per share	$0.48	0.41
Diluted earnings per share	$0.48	0.41
Dividends declared per share	$0.23	0.21
Average outstanding shares - basic	80,808,904	76,572,116
Average outstanding shares - diluted	80,887,135	76,633,283

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net Income	$38,559	31,255
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale debt securities	(25,711)	3,113
Reclassification adjustment for losses included in net income	282	139
Net unrealized (losses) gains on available-for-sale debt securities	(25,429)	3,252
Tax effect	6,444	(1,260)
Net of tax amount	(18,985)	1,992
Unrealized gains on derivatives used for cash flow hedges	4,379	264
Reclassification adjustment for losses included in net income	900	1,332
Net unrealized gains on derivatives used for cash flow hedges	5,279	1,596
Tax effect	(1,338)	(618)
Net of tax amount	3,941	978
Total other comprehensive (loss) income, net of tax	(15,044)	2,970
Total Comprehensive Income	$23,515	34,225

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Months ended March 31, 2018 and 2017

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Net income	—	—	—	31,255	—	31,255
Other comprehensive income	—	—	—	—	2,970	2,970
Cash dividends declared ($0.21 per share)	—	—	—	(16,129)	—	(16,129)
Stock issuances under stock incentive plans	94,550	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	275	—	—	275
Balance at March 31, 2017	76,619,952	$766	749,381	389,505	(4,412)	1,135,240
Balance at December 31, 2017	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	38,559	—	38,559
Other comprehensive loss	—	—	—	—	(15,044)	(15,044)
Cash dividends declared ($0.23 per share)	—	—	—	(19,476)	—	(19,476)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	71,648	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	121	—	—	121
Balance at March 31, 2018	84,511,472	$845	1,048,860	421,342	(17,023)	1,454,024

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Operating Activities
Net income	$38,559	31,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	795	1,598
Net amortization of debt securities premiums and discounts	3,465	5,830
Net amortization (accretion) of purchase accounting adjustments	1,337	(1,394)
Amortization of debt modification costs	412	—
Loans held for sale, originated or acquired	(175,506)	(171,110)
Proceeds from sales of loans held for sale	184,188	231,318
Gain on sale of loans	(6,097)	(6,358)
Loss on sale of debt securities	333	100
Bank-owned life insurance income, net	(424)	(315)
Stock-based compensation, net of tax benefits	1,189	605
Depreciation of premises and equipment	3,722	3,720
Gain on sale of other real estate owned and write-downs, net	(53)	(928)
Amortization of core deposit intangibles	1,056	601
Amortization of investments in variable interest entities	1,117	730
Net increase in accrued interest receivable	(2,709)	(2,211)
Net decrease in other assets	289	1,093
Net decrease in accrued interest payable	(155)	(117)
Net decrease in other liabilities	(3,582)	(660)
Net cash provided by operating activities	47,936	93,757
Investing Activities
Sales of available-for-sale debt securities	219,855	—
Maturities, prepayments and calls of available-for-sale debt securities	72,952	110,475
Purchases of available-for-sale debt securities	(383,992)	(1,701)
Maturities, prepayments and calls of held-to-maturity debt securities	13,297	7,790
Principal collected on loans	552,922	420,744
Loans originated or acquired	(678,251)	(620,407)
Net additions to premises and equipment	(5,558)	(2,805)
Proceeds from sale of other real estate owned	755	4,156
Proceeds from sale of non-marketable equity securities	28,986	18,206
Purchases of non-marketable equity securities	(18,395)	(16,600)
Proceeds from bank-owned life insurance	—	437
Investments in variable interest entities	(16,129)	(3,865)
Net cash received in acquisitions	101,268	—
Net cash used in investing activities	(112,290)	(83,570)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Financing Activities
Net increase in deposits	$524,162	107,888
Net increase in securities sold under agreements to repurchase	4,041	23,537
Net decrease in short-term Federal Home Loan Bank advances	(200,000)	(40,000)
Repayments of long-term Federal Home Loan Bank advances	(104)	(114)
Net (decrease) increase in other borrowed funds	(11,562)	4,454
Cash dividends paid	(107)	(23,042)
Tax withholding payments for stock-based compensation	(1,032)	(1,447)
Net cash provided by financing activities	315,398	71,276
Net increase in cash, cash equivalents and restricted cash	251,044	81,463
Cash, cash equivalents and restricted cash at beginning of period	200,004	152,541
Cash, cash equivalents and restricted cash at end of period	$451,048	234,004
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,930	7,483
Cash paid during the period for income taxes	—	70
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$—	345
Transfer of loans to other real estate owned	378	390
Dividends declared but not paid	19,634	16,224
Acquisitions
Fair value of common stock shares issued	250,807	—
Cash consideration for outstanding shares	16,265	—
Effective settlement of a pre-existing relationship	10,054	—
Fair value of assets acquired	1,549,158	—
Liabilities assumed	1,383,756	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2018, the results of operations and comprehensive income for the three month periods ended March 31, 2018 and 2017, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2018 and 2017. The condensed consolidated statement of financial condition of the Company as of December 31, 2017 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results anticipated for the year ending December 31, 2018.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for loan and lease losses (“ALLL” or “allowance”); 2) the valuation of debt securities; 3) the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; and 4) the evaluation of goodwill impairment. For the determination of the ALLL and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using significant independent party inputs.

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

In February 2018, the Company completed its acquisition of Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). In January 2018, the Company completed its acquisition of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 12.

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

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan and overdraft balances determined by management to be uncollectible are charged off as a reduction of the ALLL and recoveries of amounts previously charged off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.

At acquisition date, the assets and liabilities of acquired banks are recorded at their estimated fair values which results in no ALLL carried over from acquired banks. Subsequent to acquisition, an allowance will be recorded on the acquired loan portfolios for further credit deterioration, if any.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $17,291,000 and $16,270,000 for the three months ended March 31, 2018 and 2017, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2018 and December 31, 2017 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

Service Charges. Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis.

Debit Card Fees. Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided.

Accounting Guidance Adopted in 2018
The ASC is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

Financial Instruments. In January 2016, FASB amended ASC Topic 825 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Amendments were to be applied by means of a cumulative-effect adjustment to the Company’s statements of financial condition as of the beginning of the reporting year of adoption. The amendments impacted the Company as follows: 1) equity investments (with certain exclusions) are to be measured at fair value with the changes recognized in net income; 2) an exit price must be utilized when measuring the fair value of financial instruments; and 3) additional disclosures are required relating to other comprehensive income (“OCI”), the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s other deferred tax assets, and other disclosures. The Company adopted the amendments effective January 1, 2018 and determined that the impact of these amendments did not have a significant impact on the Company’s equity securities, fair value disclosures, financial position or results of operations. The amendments changed the method utilized to disclose the fair value of the loan portfolio to an exit price notion when measuring fair value. The Company developed processes to comply with the disclosure requirements of such amendments and accounting policies and procedures were updated accordingly. For additional information on fair value of assets and liabilities, see Note 11.

Revenue Recognition. In May 2014, FASB amended ASC Topic 606 to clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance established the following core principle: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps were provided for a company or organization to follow to achieve such core principle. The new guidance also included a cohesive set of disclosure requirements that provided users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue recognition guidance effective January 1, 2018 and determined the majority of the Company’s revenue sources, such as interest income from debt securities and loans, fee income from loans and gain on sale of loans, were not within the scope of Topic 606. The Company evaluated the revenue sources determined to be in scope of Topic 606, including service charges and fee income on deposits and gain or loss on sale of OREO and determined the adoption of the guidance did not have a significant impact to the Company’s financial position or results of operations; however, OREO policies and procedures were updated and implemented and new disclosures about the Company’s revenue have been incorporated into the notes to the financial statements.

Accounting Guidance Pending Adoption at March 31, 2018
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

Derivatives and Hedging. In August 2017, FASB amended ASC Topic 815 to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments made targeted improvements to simplify the application of the hedge accounting guidance. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the full impact of the amendments on its existing interest rate swaps and whether it will early adopt. The Company does not expect there to be an impact to the Company’s financial position and results of operations, although, there may be additional financial statement disclosures. The accounting policies and procedures will be modified after the Company has fully evaluated the standard, although significant changes are not expected. For additional information on derivatives, see Note 7.

Receivables - Nonrefundable Fees and Other Costs. In March 2017, FASB amended ASC Subtopic 310-20 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity should apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in the state and local governments category. If the Company were to adopt these amendments as of April 1, 2018, the Company estimates that $22,129,000 of the premium associated with debt securities would be adjusted to retained earnings. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date, including accounting policies and procedures, and doesn’t expect to early adopt.

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

Financial Instruments. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities will be replaced with an allowance approach. The Company has formed a project team and is actively reviewing the standard for developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL, see Note 3.

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

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$29,605	47	(300)	29,352
U.S. government sponsored enterprises	110,461	25	(574)	109,912
State and local governments	638,700	14,385	(9,974)	643,111
Corporate bonds	319,376	724	(1,244)	318,856
Residential mortgage-backed securities	920,134	906	(19,928)	901,112
Commercial mortgage-backed securities	155,259	7	(2,764)	152,502
Total available-for-sale	2,173,535	16,094	(34,784)	2,154,845
Held-to-maturity
State and local governments	634,413	11,749	(11,782)	634,380
Total held-to-maturity	634,413	11,749	(11,782)	634,380
Total debt securities	$2,807,948	27,843	(46,566)	2,789,225

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$31,216	54	(143)	31,127
U.S. government sponsored enterprises	19,195	—	(104)	19,091
State and local governments	614,366	20,299	(5,164)	629,501
Corporate bonds	216,443	802	(483)	216,762
Residential mortgage-backed securities	785,960	1,253	(7,930)	779,283
Commercial mortgage-backed securities	104,324	25	(1,870)	102,479
Total available-for-sale	1,771,504	22,433	(15,694)	1,778,243
Held-to-maturity
State and local governments	648,313	20,346	(8,573)	660,086
Total held-to-maturity	648,313	20,346	(8,573)	660,086
Total debt securities	$2,419,817	42,779	(24,267)	2,438,329

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2018. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$114,575	114,324	—	—
Due after one year through five years	381,174	380,420	2,102	2,119
Due after five years through ten years	249,144	253,301	97,453	96,877
Due after ten years	353,249	353,186	534,858	535,384
	1,098,142	1,101,231	634,413	634,380
Mortgage-backed securities [1]	1,075,393	1,053,614	—	—
Total	$2,173,535	2,154,845	634,413	634,380
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Available-for-sale
Proceeds from sales and calls of debt securities	$228,681	8,491
Gross realized gains [1]	6	10
Gross realized losses [1]	(288)	(149)
Held-to-maturity
Proceeds from calls of debt securities	15,465	7,790
Gross realized gains [1]	54	81
Gross realized losses [1]	(105)	(42)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Debt securities with an unrealized loss position are summarized as follows:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$13,466	(132)	12,602	(168)	26,068	(300)
U.S. government sponsored enterprises	87,972	(487)	3,388	(87)	91,360	(574)
State and local governments	191,317	(3,772)	114,556	(6,202)	305,873	(9,974)
Corporate bonds	178,229	(858)	27,274	(386)	205,503	(1,244)
Residential mortgage-backed securities	481,369	(10,416)	240,810	(9,512)	722,179	(19,928)
Commercial mortgage-backed securities	72,464	(904)	58,173	(1,860)	130,637	(2,764)
Total available-for-sale	$1,024,817	(16,569)	456,803	(18,215)	1,481,620	(34,784)
Held-to-maturity
State and local governments	$169,956	(4,092)	90,783	(7,690)	260,739	(11,782)
Total held-to-maturity	$169,956	(4,092)	90,783	(7,690)	260,739	(11,782)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,208	(5)	13,179	(138)	14,387	(143)
U.S. government sponsored enterprises	14,926	(56)	3,425	(48)	18,351	(104)
State and local governments	61,126	(689)	121,181	(4,475)	182,307	(5,164)
Corporate bonds	99,636	(264)	29,034	(219)	128,670	(483)
Residential mortgage-backed securities	372,175	(3,050)	254,721	(4,880)	626,896	(7,930)
Commercial mortgage-backed securities	37,650	(469)	62,968	(1,401)	100,618	(1,870)
Total available-for-sale	$586,721	(4,533)	484,508	(11,161)	1,071,229	(15,694)
Held-to-maturity
State and local governments	$21,207	(186)	105,486	(8,387)	126,693	(8,573)
Total held-to-maturity	$21,207	(186)	105,486	(8,387)	126,693	(8,573)

Based on an analysis of its debt securities with unrealized losses as of March 31, 2018 and December 31, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At March 31, 2018, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2018	December 31, 2017
Residential real estate loans	$831,021	720,728
Commercial loans
Real estate	4,251,003	3,577,139
Other commercial	1,839,293	1,579,353
Total	6,090,296	5,156,492
Consumer and other loans
Home equity	489,879	457,918
Other consumer	258,834	242,686
Total	748,713	700,604
Loans receivable	7,670,030	6,577,824
Allowance for loan and lease losses	(127,608)	(129,568)
Loans receivable, net	$7,542,422	6,448,256
Net deferred origination (fees) costs included in loans receivable	$(4,217)	(2,643)
Net purchase accounting (discounts) premiums included in loans receivable	$(30,488)	(16,325)
Weighted-average interest rate on loans (tax-equivalent)	4.82%	4.81%

The following tables summarize the activity in the ALLL by loan class:

	Three Months ended March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	795	(177)	245	(3)	(202)	932
Charge-offs	(5,007)	(3)	(1,033)	(1,788)	(12)	(2,171)
Recoveries	2,252	16	615	596	50	975
Balance at end of period	$127,608	10,634	68,342	38,108	6,040	4,484

	Three Months ended March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	1,598	(926)	(370)	1,621	129	1,144
Charge-offs	(4,229)	(22)	(888)	(471)	(96)	(2,752)
Recoveries	2,285	47	238	184	74	1,742
Balance at end of period	$129,226	11,535	64,753	39,157	7,679	6,102

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$138,544	13,257	93,496	25,518	3,326	2,947
Collectively evaluated for impairment	7,531,486	817,764	4,157,507	1,813,775	486,553	255,887
Total loans receivable	$7,670,030	831,021	4,251,003	1,839,293	489,879	258,834
ALLL
Individually evaluated for impairment	$4,468	167	798	3,042	27	434
Collectively evaluated for impairment	123,140	10,467	67,544	35,066	6,013	4,050
Total ALLL	$127,608	10,634	68,342	38,108	6,040	4,484

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$119,994	12,399	77,536	23,032	3,755	3,272
Collectively evaluated for impairment	6,457,830	708,329	3,499,603	1,556,321	454,163	239,414
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686
ALLL
Individually evaluated for impairment	$5,223	246	500	3,851	56	570
Collectively evaluated for impairment	124,345	10,552	68,015	35,452	6,148	4,178
Total ALLL	$129,568	10,798	68,515	39,303	6,204	4,748

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by loan class:

	At or for the Three Months ended March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$24,171	3,627	8,587	10,402	65	1,490
Unpaid principal balance	24,874	3,698	8,787	10,404	79	1,906
Specific valuation allowance	4,468	167	798	3,042	27	434
Average balance	20,931	3,303	6,566	9,293	126	1,643
Loans without a specific valuation allowance
Recorded balance	114,373	9,630	84,909	15,116	3,261	1,457
Unpaid principal balance	139,033	10,757	104,008	18,934	3,795	1,539
Average balance	108,339	9,526	78,950	14,982	3,415	1,466
Total
Recorded balance	138,544	13,257	93,496	25,518	3,326	2,947
Unpaid principal balance	163,907	14,455	112,795	29,338	3,874	3,445
Specific valuation allowance	4,468	167	798	3,042	27	434
Average balance	129,270	12,829	85,516	24,275	3,541	3,109

	At or for the Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,689	2,978	4,545	8,183	186	1,797
Unpaid principal balance	18,400	3,046	4,573	8,378	199	2,204
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	18,986	2,928	5,851	8,477	359	1,371
Loans without a specific valuation allowance
Recorded balance	102,305	9,421	72,991	14,849	3,569	1,475
Unpaid principal balance	122,833	10,380	89,839	16,931	4,098	1,585
Average balance	107,945	9,834	76,427	15,129	4,734	1,821
Total
Recorded balance	119,994	12,399	77,536	23,032	3,755	3,272
Unpaid principal balance	141,233	13,426	94,412	25,309	4,297	3,789
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	126,931	12,762	82,278	23,606	5,093	3,192

Interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017 was not significant.

The following tables present an aging analysis of the recorded investment in loans by loan class:

	March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$34,506	7,812	14,016	8,676	2,197	1,805
Accruing loans 60-89 days past due	10,457	593	5,694	3,660	43	467
Accruing loans 90 days or more past due	5,402	430	2,379	2,322	111	160
Non-accrual loans	54,449	7,188	34,344	9,509	2,804	604
Total past due and non-accrual loans	104,814	16,023	56,433	24,167	5,155	3,036
Current loans receivable	7,565,216	814,998	4,194,570	1,815,126	484,724	255,798
Total loans receivable	$7,670,030	831,021	4,251,003	1,839,293	489,879	258,834

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$26,375	6,252	12,546	3,634	2,142	1,801
Accruing loans 60-89 days past due	11,312	794	5,367	3,502	987	662
Accruing loans 90 days or more past due	6,077	2,366	609	2,973	—	129
Non-accrual loans	44,833	4,924	27,331	8,298	3,338	942
Total past due and non-accrual loans	88,597	14,336	45,853	18,407	6,467	3,534
Current loans receivable	6,489,227	706,392	3,531,286	1,560,946	451,451	239,152
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	12	2	4	6	—	—
Pre-modification recorded balance	$15,997	439	8,278	7,280	—	—
Post-modification recorded balance	$15,997	439	8,278	7,280	—	—
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$334	334	—	—	—	—

	Three Months ended March 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	10	2	2	4	1	1
Pre-modification recorded balance	$9,555	280	582	8,530	153	10
Post-modification recorded balance	$9,552	280	582	8,530	153	7
TDRs that subsequently defaulted
Number of loans	2	—	—	1	—	1
Recorded balance	$25	—	—	18	—	7

The modifications for the TDRs that occurred during the three months ended March 31, 2018 and 2017 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $431,000 and $514,000 for the three months ended March 31, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the Company had $1,885,000 and $743,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2018 and December 31, 2017, the Company had $1,025,000 and $893,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net carrying value at beginning of period	$177,811	147,053
Acquisitions	111,724	—
Net carrying value at end of period	$289,535	147,053

The Company performed its annual goodwill impairment test during the third quarter of 2017 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred during the first quarter of 2018 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2018. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2018 and December 31, 2017.

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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Loans receivable	$58,092	57,796
Accrued interest receivable	94	94
Other assets	31,901	15,885
Total assets	$90,087	73,775
Liabilities
Other borrowed funds	$7,964	7,964
Accrued interest payable	1	1
Other liabilities	89	98
Total liabilities	$8,054	8,063

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $24,407,000 and $9,169,000 as of March 31, 2018 and December 31, 2017, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $11,702,000 at March 31, 2018, and the Company expects to fulfill these commitments during 2018. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2018 and 2017.

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

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Amortization expense	$891	503
Tax credits and other tax benefits recognized	1,240	776

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $395,794,000 and $362,573,000 at March 31, 2018 and December 31, 2017, respectively, and are secured by debt securities with carrying values of $536,296,000 and $475,601,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	30 - 90 Days	Greater Than 90 Days	Total
State and local governments	$18,928	1,285	20,393	40,606
Residential mortgage-backed securities	353,465	—	—	353,465
Commercial mortgage-backed securities	1,723	—	—	1,723
Total	$374,116	1,285	20,393	395,794

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	30 - 90 Days	Greater Than 90 Days	Total
Residential mortgage-backed securities	$360,751	—	—	360,751
Commercial mortgage-backed securities	1,822	—	—	1,822
Total	$362,573	—	—	362,573

Note 7. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
As of March 31, 2018, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the three months ended March 31, 2018 and 2017. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $1,976,000 for the three months ended March 31, 2018 and 2017, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $3,127,000 of the unrealized loss reported in OCI at March 31, 2018 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Interest rate swaps
Amount of gain recognized in OCI (effective portion)	$4,379	264
Amount of loss reclassified from OCI to interest expense	(900)	(1,332)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$601	(601)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$4,711	(601)	4,110	9,389	—	9,389

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of debt securities totaling $5,603,000 at March 31, 2018. There was $0 collateral pledged from the counterparty to the Company as of March 31, 2018. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Residential Real Estate Derivatives
At March 31, 2018 and December 31, 2017, the Company had residential real estate derivatives for 1) commitments to fund certain residential real estate loans (interest rate locks) of $96,523,000 and $67,861,000, respectively, to be sold into the secondary market; and 2) forward commitments for the future delivery of residential real estate loans to third party investors on a best efforts basis. It is the Company’s practice to enter into forward commitments for the future delivery of residential real estate loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These derivatives are not designated in hedge relationships. Such derivatives are short-term in nature and changes in the fair values of these derivatives are not recorded as gains on sale of loans because the changes were not significant.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Mergers and acquisition expenses	$1,836	83
Debit card expenses	1,640	1,718
Consulting and outside services	1,379	1,420
Telephone	1,021	977
Loan expenses	804	891
Employee expenses	791	789
Postage	779	725
Printing and supplies	691	640
VIE amortization and other expenses	474	464
Business development	468	340
Accounting and audit fees	418	490
Legal fees	314	279
ATM expenses	289	312
Checking and operating expenses	113	365
Other	1,144	927
Total other expenses	$12,161	10,420

Note 9. Accumulated Other Comprehensive Loss

The following table illustrates the activity within accumulated other comprehensive loss by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income before reclassifications	1,907	162	2,069
Reclassification adjustments for losses included in net income	85	816	901
Net current period other comprehensive income	1,992	978	2,970
Balance at March 31, 2017	$3,631	(8,043)	(4,412)
Balance at December 31, 2017	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(19,196)	3,269	(15,927)
Reclassification adjustments for losses included in net income	211	672	883
Net current period other comprehensive (loss) income	(18,985)	3,941	(15,044)
Balance at March 31, 2018	$(13,954)	(3,069)	(17,023)

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2018	March 31, 2017
Net income available to common stockholders, basic and diluted	$38,559	31,255
Average outstanding shares - basic	80,808,904	76,572,116
Add: dilutive restricted stock awards and stock options	78,231	61,167
Average outstanding shares - diluted	80,887,135	76,633,283
Basic earnings per share	$0.48	0.41
Diluted earnings per share	$0.48	0.41

There were 0 and 39,348 restricted stock awards and stock options excluded from the diluted average outstanding share calculation for the three months ended March 31, 2018 and 2017, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2018 and 2017.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2018.

Debt securities, available-for-sale: fair value for available-for-sale debt securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, market spreads, prepayments, defaults, recoveries, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 inputs are not available, such securities are classified as Level 3 within the hierarchy.

Fair value determinations of available-for-sale debt securities are the responsibility of the Company’s corporate accounting and treasury departments. The Company obtains fair value estimates from independent third party vendors on a monthly basis. The vendors’ pricing system methodologies, procedures and system controls are reviewed to ensure they are appropriately designed and operating effectively. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for debt securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. In assessing credit risk, the Company reviews payment performance, collateral adequacy, third party research and analyses, credit rating histories and issuers’ financial statements. For those markets determined to be inactive or limited, the valuation techniques used are models for which management has verified that discount rates are appropriately adjusted to reflect illiquidity and credit risk.

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $108,000 and $0 for the three month periods ended March 31, 2018 and 2017, respectively, from the changes in fair value of these loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$29,352	—	29,352	—
U.S. government sponsored enterprises	109,912	—	109,912	—
State and local governments	643,111	—	643,111	—
Corporate bonds	318,856	—	318,856	—
Residential mortgage-backed securities	901,112	—	901,112	—
Commercial mortgage-backed securities	152,502	—	152,502	—
Loans held for sale, at fair value	37,058	—	37,058	—
Total assets measured at fair value on a recurring basis	$2,191,903	—	2,191,903	—
Interest rate swaps	$4,110	—	4,110	—
Total liabilities measured at fair value on a recurring basis	$4,110	—	4,110	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$31,127	—	31,127	—
U.S. government sponsored enterprises	19,091	—	19,091	—
State and local governments	629,501	—	629,501	—
Corporate bonds	216,762	—	216,762	—
Residential mortgage-backed securities	779,283	—	779,283	—
Commercial mortgage-backed securities	102,479	—	102,479	—
Loans held for sale, at fair value	38,833	—	38,833	—
Total assets measured at fair value on a recurring basis	$1,817,076	—	1,817,076	—
Interest rate swaps	$9,389	—	9,389	—
Total liabilities measured at fair value on a recurring basis	$9,389	—	9,389	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2018.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$138	—	—	138
Collateral-dependent impaired loans, net of ALLL	11,172	—	—	11,172
Total assets measured at fair value on a non-recurring basis	$11,310	—	—	11,310

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,296	—	—	2,296
Collateral-dependent impaired loans, net of ALLL	6,339	—	—	6,339
Total assets measured at fair value on a non-recurring basis	$8,635	—	—	8,635

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2018	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$138	Sales comparison approach	Selling costs	15.0% - 15.0% (15.0%)
Collateral-dependent impaired loans, net of ALLL	$13	Cost approach	Selling costs	20.0% - 20.0% (20.0%)
	4,497	Sales comparison approach	Selling costs	8.0% - 10.0% (9.6%)
	6,662	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$11,172

	Fair Value December 31, 2017	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$2,296	Sales comparison approach	Selling costs	0.0% - 10.0% (6.0%)
Collateral-dependent impaired loans, net of ALLL	$238	Cost approach	Selling costs	10.0% - 20.0% (10.6%)
	2,541	Sales comparison approach	Selling costs	8.0% - 10.0% (9.4%)
	3,560	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
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

Debt securities, held-to-maturity: fair value for held-to-maturity debt securities is estimated in the same manner as available-for-sale debt securities, which is described above.

Loans receivable, net of ALLL: The Company adopted the amendments to ASC Topic 825 relating to the loan portfolio for the quarter ended March 31, 2018 and an exit price income approach was used to determine the fair value. The loans were valued on an individual basis, with consideration given to the loans' underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios (LTV), loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. As of December 31, 2017, the fair value was estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities or an entry price income approach. The market rates used were based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. For all periods presented, the estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 and all other loans are classified as Level 2 within the valuation hierarchy.

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

The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$451,048	451,048	—	—
Debt securities, available-for-sale	2,154,845	—	2,154,845	—
Debt securities, held-to-maturity	634,413	—	634,380	—
Loans held for sale, at fair value	37,058	—	37,058	—
Loans receivable, net of ALLL	7,542,422	—	—	7,502,161
Accrued interest receivable	54,376	54,376	—	—
Non-marketable equity securities	21,910	—	21,910	—
Total financial assets	$10,896,072	505,424	2,848,193	7,502,161
Financial liabilities
Deposits	$9,418,845	8,318,277	1,102,380	—
FHLB advances	155,057	—	153,483	—
Repurchase agreements and other borrowed funds	403,998	—	403,994	—
Subordinated debentures	134,061	—	112,189	—
Accrued interest payable	3,740	3,740	—	—
Interest rate swaps	4,110	—	4,110	—
Total financial liabilities	$10,119,811	8,322,017	1,776,156	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$200,004	200,004	—	—
Debt securities, available-for-sale	1,778,243	—	1,778,243	—
Debt securities, held-to-maturity	648,313	—	660,086	—
Loans held for sale, at fair value	38,833	—	38,833	—
Loans receivable, net of ALLL	6,448,256	—	6,219,515	114,771
Accrued interest receivable	44,462	44,462	—	—
Non-marketable equity securities	29,884	—	29,884	—
Total financial assets	$9,187,995	244,466	8,726,561	114,771
Financial liabilities
Deposits	$7,579,747	6,602,445	978,803	—
FHLB advances	353,995	—	352,886	—
Repurchase agreements and other borrowed funds	370,797	—	370,797	—
Subordinated debentures	126,135	—	98,023	—
Accrued interest payable	3,450	3,450	—	—
Interest rate swaps	9,389	—	9,389	—
Total financial liabilities	$8,443,513	6,605,895	1,809,898	—

Note 12. Mergers and Acquisitions

On February 28, 2018, the Company acquired 100 percent of the outstanding common stock of Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana. FSB provides banking services to individuals and businesses throughout Montana with banking offices located in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. The acquisition expands the Company’s presence in the Bozeman and Golden Triangle markets in Montana and further diversifies the Company’s loan, customer and deposit base. FSB merged into the Bank and became a new bank division headquartered in Bozeman and the Bank’s existing Bozeman-based division, Big Sky Western Bank, combined with the new FSB division. The agriculture-focused northern branches of FSB combined with the Bank’s First Bank of Montana division. The preliminary value of the FSB acquisition was $181,043,000 and resulted in the Company issuing 4,654,091 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the February 28, 2018 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and FSB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

On January 31, 2018, the Company acquired 100 percent of the outstanding common stock of Columbine Capital Corp. and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado. Collegiate provides banking services to businesses and individuals in the Mountain and Front Range communities of Colorado, with banking offices located in Aurora, Buena Vista, Denver and Salida. The acquisition expands the Company’s presence in Colorado to the mountains and along the Front Range and further diversifies the Company’s loan, customer and deposit base. Collegiate merged into the Bank and operates as a separate Bank division under its existing name and management team. The preliminary value of the Collegiate acquisition was $96,083,000 and resulted in the Company issuing 1,778,777 shares of its common stock and paying $16,265,000 in cash in exchange for all of Collegiate’s outstanding common stock shares and $10,054,000 due to an effective settlement of pre-existing receivable from Columbine Capital Corp. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the January 31, 2018 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Collegiate. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of FSB and Collegiate were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the February 28, 2018 and January 31, 2018 acquisition dates, respectively, and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the FSB and Collegiate acquisitions. Due to the timing of the acquisitions, the Company is continuing to obtain information to determine the fair values of the acquired assets and liabilities.

	FSB	Collegiate
(Dollars in thousands)	February 28, 2018	January 31, 2018
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$181,043	69,764
Cash consideration for outstanding shares	—	16,265
Effective settlement of a pre-existing relationship	—	10,054
Total fair value of consideration transferred	181,043	96,083
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	24,397	93,136
Debt securities	271,865	42,177
Loans receivable	627,767	354,252
Core deposit intangible [1]	31,053	10,275
Accrued income and other assets	78,325	15,911
Total identifiable assets acquired	1,033,407	515,751
Liabilities assumed
Deposits	877,586	437,171
Borrowings [2]	36,880	12,509
Accrued expenses and other liabilities	14,175	5,435
Total liabilities assumed	928,641	455,115
Total identifiable net assets	104,766	60,636
Goodwill recognized	$76,277	35,447
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.
2 Borrowings assumed with the FSB acquisition include Tier 2 subordinated debentures of $7,903,000.

The preliminary fair values of the FSB and Collegiate assets acquired include loans with preliminary fair values of $627,767,000 and $354,252,000, respectively. The gross principal and contractual interest due under the FSB and Collegiate contracts was $632,370,000 and $355,364,000, respectively. The Company evaluated the principal and contractual interest due at each of the acquisition dates and determined that insignificant amounts were not expected to be collectible.

The Company incurred $1,239,000 and $590,000 of third-party acquisition-related costs in connection with the FSB and Collegiate acquisitions, respectively, during the three ended March 31, 2018. The expenses are included in other expense in the Company's consolidated statements of operations.

Total income consisting of net interest income and non-interest income of the acquired operations of FSB was approximately $4,234,000 and net income was approximately $998,000 from February 28, 2018 to March 31, 2018. Total income consisting of net interest income and non-interest income of the acquired operations of Collegiate was approximately $3,792,000 and net income was approximately $1,212,000 from January 31, 2018 to March 31, 2018.

The following unaudited pro forma summary presents consolidated information of the Company as if the FSB and Collegiate acquisitions had occurred on January 1, 2017:

	Three Months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net interest income and non-interest income	$130,068	120,646
Net income	33,948	35,457

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

•	the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio;

•
changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and profitability;

•	changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation (“FDIC”) and other third parties;

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

•	dependence on the (“CEO”), the senior management team and the Presidents of Glacier Bank (“Bank”) divisions;

•	material failure, potential interruption or breach in security of the Company’s systems and technological changes which could expose us to new risks (e.g., cybersecurity), fraud or system failures;

•	natural disasters, including fires, floods, earthquakes, and other unexpected events;

•	the Company’s success in managing risks involved in the foregoing; and

•	the effects of any reputational damage to the Company resulting from any of the foregoing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this Form 10-Q contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP. The following table provides a reconciliation of certain GAAP financial measures to non-GAAP financial measures.

	Three Months ended December 31, 2017
(Dollars in thousands, except per share data)	GAAP	Tax Act Adjustment	Non-GAAP
Federal and state income tax expense	$31,327	(19,699)	11,628
Net income	$14,956	19,699	34,655
Basic earnings per share	$0.19	0.25	0.44
Diluted earnings per share	$0.19	0.25	0.44
Return on average assets	0.61%	0.81%	1.42%
Return on average equity	4.91%	6.47%	11.38%
Dividend payout ratio	110.53%	(62.80)%	47.73%
Effective tax rate	67.69%	(42.57)%	25.12%

The reconciling item between the GAAP and non-GAAP financial measures was the one-time net tax expense of $19.7 million during the three months ended December 31, 2017. The one-time net tax expense was driven by the Tax Cuts and Jobs Act (“Tax Act”) and the change in the prior year federal marginal rate of 35 percent to 21 percent for current and future years, which resulted in this revaluation of its deferred tax assets and deferred tax liabilities (“net deferred tax asset”). The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset.

Basic earnings per share is calculated by dividing net income by average outstanding shares and diluted earnings per share is calculated by dividing net income by diluted average outstanding shares. The one-time net tax expense of $19.7 million was included in determining income for both the GAAP basic earnings per share and the GAAP diluted earnings per share. Conversely, the one-time net tax expense of $19.7 million was excluded in determining income for both the non-GAAP basic earnings per share and the non-GAAP diluted earnings per share. Average outstanding shares of 78,006,956 was used in the GAAP and non-GAAP basic earnings per share for the three months ended December 31, 2017. Diluted average outstanding shares of 78,094,494 was used in the GAAP and non-GAAP diluted earnings per share for the three months ended December 31, 2017.

The return on average assets ratio is calculated by dividing net income by average assets and the return on average equity ratio is calculated by dividing net income by average equity. The one-time net tax expense of $19.7 million was included in determining income for both the GAAP return on average assets and the GAAP return on average equity. Conversely, the one-time net tax expense of $19.7 million was excluded in determining income for both the non-GAAP return on average assets and the non-GAAP return on average equity. Average assets of $9.712 billion was used in the GAAP and non-GAAP return on average assets ratios for the three months ended December 31, 2017. Average equity of $1.209 billion was used in the GAAP and non-GAAP return on average equity ratios for the three months ended December 31, 2017.

The dividend payout ratio is calculated by dividing dividends declared per share by basic earnings per share. The non-GAAP dividend payout ratio uses the non-GAAP basic earnings per share for calculating the ratio.

The effective tax rate is calculated by dividing federal and state income tax expense by income before income taxes. The non-GAAP effective tax rate uses the non-GAAP federal and state income tax expense of $11.6 million for calculating the rate.

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017
Operating results
Net income [1]	$38,559	34,655	31,255
Basic earnings per share [1]	$0.48	0.44	0.41
Diluted earnings per share [1]	$0.48	0.44	0.41
Dividends declared per share	$0.23	0.21	0.21
Market value per share
Closing	$38.38	39.39	33.93
High	$41.24	41.23	38.17
Low	$36.72	35.50	31.70
Selected ratios and other data
Number of common stock shares outstanding	84,511,472	78,006,956	76,619,952
Average outstanding shares - basic	80,808,904	78,006,956	76,572,116
Average outstanding shares - diluted	80,887,135	78,094,494	76,633,283
Return on average assets (annualized) [1]	1.50%	1.42%	1.35%
Return on average equity (annualized) [1]	11.90%	11.38%	11.19%
Efficiency ratio	57.80%	54.02%	55.57%
Dividend payout ratio [1]	47.92%	47.73%	51.22%
Loan to deposit ratio	81.83%	87.29%	78.91%
Number of full time equivalent employees	2,492	2,278	2,224
Number of locations	166	145	142
Number of ATMs	222	200	195
______________________________
1 Excludes a one-time revaluation of the deferred tax assets and deferred tax liabilities as a result of the Tax Act for the three months ended December 31, 2017. For additional information on the revaluation, see the “Non-GAAP Financial Measures” section above.

The Company reported net income of $38.6 million for the current quarter, an increase of $7.3 million, or 23 percent, from the $31.3 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.48 per share, an increase of $0.07, or 17 percent, from the prior year first quarter diluted earnings per share of $0.41. Included in the current quarter was $1.8 million of acquisition-related expenses.

Acquisitions
In February 2018, the Company completed its acquisition of Inter-Mountain Bancorp, Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). In January 2018, the Company completed its acquisition of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). The transactions were accounted for using the acquisition method, and their results of operations have been included in the Company’s consolidated financial statements as of the acquisition dates. For additional information regarding the acquisitions, see Note 12 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.” The following table discloses the preliminary fair value estimates of selected classifications of assets and liabilities acquired:

	FSB	Collegiate
(Dollars in thousands)	February 28, 2018	January 31, 2018	Total
Total assets	$1,109,684	551,198	1,660,882
Debt securities	271,865	42,177	314,042
Loans receivable	627,767	354,252	982,019
Non-interest bearing deposits	301,468	170,022	471,490
Interest bearing deposits	576,118	267,149	843,267
Borrowings	36,880	12,509	49,389

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Cash and cash equivalents	$451,048	200,004	234,004	251,044	217,044
Debt securities, available-for-sale	2,154,845	1,778,243	2,314,521	376,602	(159,676)
Debt securities, held-to-maturity	634,413	648,313	667,388	(13,900)	(32,975)
Total debt securities	2,789,258	2,426,556	2,981,909	362,702	(192,651)
Loans receivable
Residential real estate	831,021	720,728	685,458	110,293	145,563
Commercial real estate	4,251,003	3,577,139	3,056,372	673,864	1,194,631
Other commercial	1,839,293	1,579,353	1,462,110	259,940	377,183
Home equity	489,879	457,918	433,554	31,961	56,325
Other consumer	258,834	242,686	239,480	16,148	19,354
Loans receivable	7,670,030	6,577,824	5,876,974	1,092,206	1,793,056
Allowance for loan and lease losses	(127,608)	(129,568)	(129,226)	1,960	1,618
Loans receivable, net	7,542,422	6,448,256	5,747,748	1,094,166	1,794,674
Other assets	876,050	631,533	590,247	244,517	285,803
Total assets	$11,658,778	9,706,349	9,553,908	1,952,429	2,104,870

The Company successfully executed its strategy to stay below $10 billion in total assets as of December 31, 2017 to delay the impact of the Durbin Amendment for one additional year. The Durbin Amendment, which was passed as part of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charge fee income in the future. As a result, the Company’s annual service charge fee income is expected to decline by approximately $14 - $16 million (pre-tax) beginning July 2019. During the current quarter, the Company surpassed $10 billion in total assets ending the quarter at $11.659 billion, which was an increase of $1.952 billion, or 20 percent, from the prior quarter resulting from the current quarter acquisitions along with organic growth in loans.

Total debt securities of $2.789 billion at March 31, 2018 increased $363 million, or 15 percent, during the current quarter and decreased $192.7 million, or 6 percent, from the prior year first quarter. The current quarter increase was primarily due to the addition of the acquired banks. Debt securities represented 24 percent of total assets at March 31, 2018 compared to 31 percent of total assets at March 31, 2017.

The loan portfolio increased $110 million, or 7 percent annualized, during the current quarter, excluding the FSB and Collegiate acquisitions. The loan category with the largest increase was commercial real estate loans which increased $56.0 million, or 2 percent. Excluding the current quarter acquisitions and the prior year acquisition of TFB Bancorp, Inc. and its subsidiary, The Foothills Bank (collectively, “Foothills”), the loan portfolio increased $519 million, or 9 percent, since March 31, 2017 and was primarily driven by growth in commercial real estate loans, which increased $346 million, or 11 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Deposits
Non-interest bearing deposits	$2,811,469	2,311,902	2,049,476	499,567	761,993
NOW and DDA accounts	2,400,693	1,695,246	1,596,353	705,447	804,340
Savings accounts	1,328,047	1,082,604	1,035,023	245,443	293,024
Money market deposit accounts	1,778,068	1,512,693	1,516,731	265,375	261,337
Certificate accounts	955,105	817,259	941,628	137,846	13,477
Core deposits, total	9,273,382	7,419,704	7,139,211	1,853,678	2,134,171
Wholesale deposits	145,463	160,043	340,946	(14,580)	(195,483)
Deposits, total	9,418,845	7,579,747	7,480,157	1,839,098	1,938,688
Securities sold under agreements to repurchase	395,794	362,573	497,187	33,221	(101,393)
Federal Home Loan Bank advances	155,057	353,995	211,627	(198,938)	(56,570)
Other borrowed funds	8,204	8,224	8,894	(20)	(690)
Subordinated debentures	134,061	126,135	126,027	7,926	8,034
Other liabilities	92,793	76,618	94,776	16,175	(1,983)
Total liabilities	$10,204,754	8,507,292	8,418,668	1,697,462	1,786,086

The Company added back $395 million of deposits during the current quarter that were previously moved off balance sheet as part of its strategy to stay below $10 billion in total assets through December 31, 2017. Excluding the acquisitions and deposits moved back onto the balance sheet, core deposits increased $143 million, or 2 percent, from the prior quarter. Excluding acquisitions, core deposits increased $523 million, or 7 percent, from the prior year first quarter. Excluding acquisitions, non-interest bearing deposits increased $28.1 million, or 1 percent, from prior quarter and increased $193 million, or 9 percent, from the prior year.

Securities sold under agreements to repurchase (“repurchase agreements”) of $396 million at March 31, 2018 increased $33.2 million, or 9 percent, from the prior quarter and decreased $101 million, or 20 percent, from the prior year first quarter. Federal Home Loan Bank (“FHLB”) advances of $155 million at March 31, 2018, decreased $199 million over prior quarter as that higher cost of funding was replaced with the deposits brought back onto the balance sheet.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Common equity	$1,471,047	1,201,036	1,139,652	270,011	331,395
Accumulated other comprehensive loss	(17,023)	(1,979)	(4,412)	(15,044)	(12,611)
Total stockholders’ equity	1,454,024	1,199,057	1,135,240	254,967	318,784
Goodwill and core deposit intangible, net	(343,991)	(191,995)	(158,799)	(151,996)	(185,192)
Tangible stockholders’ equity	$1,110,033	1,007,062	976,441	102,971	133,592
Stockholders’ equity to total assets	12.47%	12.35%	11.88%
Tangible stockholders’ equity to total tangible assets	9.81%	10.58%	10.39%
Book value per common share	$17.21	15.37	14.82	1.84	2.39
Tangible book value per common share	$13.13	12.91	12.74	0.22	0.39

Tangible stockholders’ equity of $1.110 billion at March 31, 2018 increased $103 million compared to the prior quarter which was the result of earnings retention, $181 million and $69.8 million of Company stock issued for the acquisitions of FSB and Collegiate, respectively; these increases more than offset the increase in goodwill and core deposit intangibles associated with the acquisitions. Tangible book value per common share at quarter end increased $0.22 per share from the prior quarter and increased $0.39 per share from a year ago.

Cash Dividend
On March 28, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, an increase of $0.02 per share, or 10 percent from the prior quarter. The dividend was payable April 19, 2018 to shareholders of record on April 10, 2018. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2018
Compared to December 31, 2017 and March 31, 2017

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Net interest income
Interest income	$103,066	96,898	87,628	6,168	15,438
Interest expense	7,774	7,072	7,366	702	408
Total net interest income	95,292	89,826	80,262	5,466	15,030
Non-interest income
Service charges and other fees	16,871	17,282	15,633	(411)	1,238
Miscellaneous loan fees and charges	1,477	1,077	980	400	497
Gain on sale of loans	6,097	7,408	6,358	(1,311)	(261)
Loss on sale of investments	(333)	(115)	(100)	(218)	(233)
Other income	1,974	2,057	2,818	(83)	(844)
Total non-interest income	26,086	27,709	25,689	(1,623)	397
Total income	$121,378	117,535	105,951	3,843	15,427
Net interest margin (tax-equivalent)	4.10%	4.23%	4.03%

Net Interest Income
In the current quarter, interest income of $103 million increased $6.2 million, or 6 percent, from the prior quarter and increased $15.4 million, or 18 percent, over the prior year first quarter with both increases primarily attributable to the increase in interest income from commercial loans. Interest income on commercial loans increased $4.2 million, or 7 percent, from the prior quarter and increased $15.5 million, or 31 percent, from the prior year first quarter.

The current quarter interest expense of $7.8 million increased $702 thousand, or 10 percent, from the prior quarter and increased $408 thousand, or 6 percent, from the prior year first quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 35 basis points compared to 33 basis points for the prior quarter and 37 basis points for the prior year first quarter. The 2 basis points increase from the prior quarter was driven by the $395 million of higher cost deposits brought back onto the balance sheet during the current quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.10 percent compared to 4.23 percent in the prior quarter. The 13 basis points decrease in the net interest margin was primarily the result of a 15 basis points decrease in the tax benefit related to the tax effect on certain earning assets as a result of the lower federal income tax rate in the current year. The current quarter net interest margin increased 7 basis points over the prior year first quarter net interest margin of 4.03 percent even though there was a current quarter decrease of 15 basis points driven by the decrease in the federal income tax rate. The increase in the core margin from the prior year first quarter resulted from the remix of earning assets to higher yielding loans and stable funding costs.

Non-interest Income
Non-interest income for the current quarter totaled $26.1 million, a decrease of $1.6 million, or 6 percent, from the prior quarter and an increase of $397 thousand, or 2 percent, over the same quarter last year. Service charges and other fees of $16.9 million, increased $1.2 million, or 8 percent, from the prior year first quarter primarily due to the increased number of accounts. Gain on sale of loans decreased $1.3 million, or 18 percent, from the prior quarter and decreased $261 thousand from the prior year first quarter as a result of decreased refinance and purchase activity. Other income of $2.0 million, decreased $844 thousand, or 30 percent, from the prior year first quarter due to the decrease in gain on sale of other real estate owned (“OREO”). Gain on sale of OREO during the first quarter of 2018 was $72.7 thousand compared to $967 thousand in the prior year first quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Compensation and employee benefits	$45,721	40,465	39,246	5,256	6,475
Occupancy and equipment	7,274	6,925	6,646	349	628
Advertising and promotions	2,170	2,024	1,973	146	197
Data processing	3,967	3,970	3,124	(3)	843
Other real estate owned	72	377	273	(305)	(201)
Regulatory assessments and insurance	1,206	1,069	1,061	137	145
Core deposit intangibles amortization	1,056	614	601	442	455
Other expenses	12,161	12,922	10,420	(761)	1,741
Total non-interest expense	$73,627	68,366	63,344	5,261	10,283

Compensation and employee benefits increased by $5.3 million, or 13 percent, from the prior year fourth quarter due to annual salary increases and the increased number of employees from acquisitions. Occupancy and equipment expense increased $349 thousand, or 5 percent, over the prior quarter and increased $628 thousand, or 9 percent, over the prior year first quarter and was attributable to the acquisitions. Data processing expense increased $843 thousand, or 27 percent, from the prior year first quarter as a result of acquisitions and volume driven cost increases. Other expenses increased $1.7 million, or 17 percent from the prior year first quarter primarily from an increase in acquisition related expenses from the two acquisitions during the current quarter. Acquisition related expenses were $1.8 million during the current quarter compared to $936 thousand in the prior quarter and $83 thousand in the prior year first quarter.

Efficiency Ratio
The current quarter efficiency ratio was 57.8 percent, a 378 basis points increase from the prior quarter efficiency ratio of 54.02 percent. The increase included 230 basis points related to the combined impact of the decrease in the federal income tax rate and the increase in acquisition related expenses.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs (Recoveries)	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2018	$795	$2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%
Second quarter 2016	—	(2,315)	2.46%	0.44%	0.82%

Net charge-offs for the current quarter were $2.8 million compared to $2.9 million for the prior quarter and $1.9 million from the same quarter last year. Current quarter provision for loan losses was $795 thousand, compared to $2.9 million in the prior quarter and $1.6 million in the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income (“OCI”). The Company’s debt securities are summarized below:

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$29,352	1%	$31,127	1%	$37,416	1%
U.S. government sponsored enterprises	109,912	4%	19,091	1%	19,536	1%
State and local governments	643,111	23%	629,501	26%	762,167	26%
Corporate bonds	318,856	11%	216,762	9%	443,701	15%
Residential mortgage-backed securities	901,112	32%	779,283	32%	949,091	32%
Commercial mortgage-backed securities	152,502	6%	102,479	4%	102,610	3%
Total available-for-sale	2,154,845	77%	1,778,243	73%	2,314,521	78%
Held-to-maturity
State and local governments	634,413	23%	648,313	27%	667,388	22%
Total held-to-maturity	634,413	23%	648,313	27%	667,388	22%
Total debt securities	$2,789,258	100%	$2,426,556	100%	$2,981,909	100%

The Company’s investment portfolio is primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory rate is used in calculating the tax-equivalent yields on the tax-exempt securities. As a result of the Tax Act, the federal statutory rate decreased from 35 percent in 2017 to 21 percent beginning in 2018. Mortgage-backed securities are primarily short, weighted-average life U.S. agency guaranteed residential mortgage pass-through securities.  To a lesser extent, mortgage-backed securities also consist of short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations and U.S. agency guaranteed commercial mortgage-backed securities. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$293,020	291,006	310,040	311,759
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	766,982	769,658	767,306	783,795
S&P: A+, A, A- / Moody’s: A1, A2, A3	174,664	179,636	167,230	175,539
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	5,881	6,018	2,271	2,372
Not rated by either entity	31,719	30,319	14,985	15,262
Below investment grade	847	854	847	860
Total	$1,273,113	1,277,491	1,262,679	1,289,587

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$722,172	725,842	717,610	735,218
General obligation - limited	189,328	194,081	195,278	203,643
Revenue	333,675	329,697	322,394	323,183
Certificate of participation	19,789	20,095	19,366	19,922
Other	8,149	7,776	8,031	7,621
Total	$1,273,113	1,277,491	1,262,679	1,289,587

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$186,191	187,395	184,491	189,932
Texas	163,327	164,503	170,786	175,217
Michigan	157,075	160,442	157,240	163,332
Montana	112,984	115,022	92,733	97,234
California	69,843	68,722	69,944	69,554
All other states	583,693	581,407	587,485	594,318
Total	$1,273,113	1,277,491	1,262,679	1,289,587

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2018. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,936	1.99%	$14,190	1.83%	$13,226	2.53%	$—	—%	$29,352	2.15%
U.S. government sponsored enterprises	—	—%	102,357	2.53%	7,555	6.06%	—	—%	—	—%	109,912	2.56%
State and local governments	27,578	1.89%	44,017	2.30%	231,556	3.66%	339,960	4.06%	—	—%	643,111	3.70%
Corporate bonds	86,746	2.21%	232,110	2.73%	—	—%	—	—%	—	—%	318,856	2.59%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	901,112	2.26%	901,112	2.26%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	152,502	2.39%	152,502	2.39%
Total available- for-sale	114,324	2.13%	380,420	2.62%	253,301	3.54%	353,186	4.00%	1,053,614	2.28%	2,154,845	2.76%
Held-to-maturity
State and local governments	—	—%	2,102	2.21%	97,453	3.14%	534,858	4.11%	—	—%	634,413	3.95%
Total held-to-maturity	—	—%	2,102	2.21%	97,453	3.14%	534,858	4.11%	—	—%	634,413	3.95%
Total debt securities	$114,324	2.13%	$382,522	2.62%	$350,754	3.43%	$888,044	4.07%	$1,053,614	2.28%	$2,789,258	3.03%

For additional information on debt securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Non-marketable equity securities. Non-marketable equity securities largely consist of capital stock issued by the FHLB of Des Moines and are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of March 31, 2018, the Company determined that none of such securities had other-than-temporary impairment.

Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2017, S&P issued a credit opinion confirming its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In October 2017, Moody's issued a credit opinion confirming its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2018, Fitch issued a credit opinion confirming its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates debt securities with an unrealized loss position at March 31, 2018 into two categories: securities purchased prior to 2018 and those purchased during 2018. Of those securities purchased prior to 2018, the fair market value and unrealized gain or loss at December 31, 2017 is also presented.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2018
U.S. government and federal agency	$26,068	$(300)	(1)%	$27,613	$(104)	—%
U.S. government sponsored enterprises	18,915	(298)	(2)%	19,092	(104)	(1)%
State and local governments	538,247	(21,226)	(4)%	551,607	(8,887)	(2)%
Corporate bonds	152,554	(1,222)	(1)%	154,005	(421)	—%
Residential mortgage-backed securities	657,706	(19,225)	(3)%	707,286	(7,587)	(1)%
Commercial mortgage-backed securities	95,719	(2,625)	(3)%	102,480	(1,845)	(2)%
Total	$1,489,209	$(44,896)	(3)%	$1,562,083	$(18,948)	(1)%
Temporarily impaired securities purchased during 2018
U.S. government sponsored enterprises	$72,445	$(276)	—%
State and local governments	28,365	(530)	(2)%
Corporate bonds	52,949	(22)	—%
Residential mortgage-backed securities	64,473	(703)	(1)%
Commercial mortgage-backed securities	34,918	(139)	—%
Total	$253,150	$(1,670)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$26,068	$(300)	(1)%
U.S. government sponsored enterprises	91,360	(574)	(1)%
State and local governments	566,612	(21,756)	(4)%
Corporate bonds	205,503	(1,244)	(1)%
Residential mortgage-backed securities	722,179	(19,928)	(3)%
Commercial mortgage-backed securities	130,637	(2,764)	(2)%
Total	$1,742,359	$(46,566)	(3)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at March 31, 2018:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	16	$(4,355)
5.1% to 10.0%	111	(11,906)
0.1% to 5.0%	896	(30,305)
Total	1,023	$(46,566)

With respect to the valuation history of the impaired debt securities, the Company identified 298 securities which have been continuously impaired for the twelve months ending March 31, 2018. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 298 debt securities which have been continuously impaired for the twelve months ended March 31, 2018, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	16	$(168)	$(28)
U.S. government sponsored enterprises	1	(87)	(87)
State and local governments	183	(13,892)	(1,412)
Corporate bonds	8	(386)	(83)
Residential mortgage-backed securities	74	(9,512)	(921)
Commercial mortgage-backed securities	16	(1,860)	(319)
Total	298	$(25,905)

Based on the Company's analysis of its impaired debt securities as of March 31, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at March 31, 2018 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at March 31, 2018 have been determined by the Company to be investment grade.

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

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$831,021	11%	$720,728	11%	$685,458	12%
Commercial loans
Real estate	4,251,003	56%	3,577,139	55%	3,056,372	53%
Other commercial	1,839,293	24%	1,579,353	25%	1,462,110	25%
Total	6,090,296	80%	5,156,492	80%	4,518,482	78%
Consumer and other loans
Home equity	489,879	7%	457,918	7%	433,554	8%
Other consumer	258,834	4%	242,686	4%	239,480	4%
Total	748,713	11%	700,604	11%	673,034	12%
Loans receivable	7,670,030	102%	6,577,824	102%	5,876,974	102%
ALLL	(127,608)	(2)%	(129,568)	(2)%	(129,226)	(2)%
Loans receivable, net	$7,542,422	100%	$6,448,256	100%	$5,747,748	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Other real estate owned	$14,132	14,269	17,771
Accruing loans 90 days or more past due
Residential real estate	430	2,366	—
Commercial	4,701	3,582	2,644
Consumer and other	271	129	384
Total	5,402	6,077	3,028
Non-accrual loans
Residential real estate	7,188	4,924	5,949
Commercial	43,853	35,629	38,578
Consumer and other	3,408	4,280	6,147
Total	54,449	44,833	50,674
Total non-performing assets	$73,983	65,179	71,473
Non-performing assets as a percentage of subsidiary assets	0.64%	0.68%	0.75%
ALLL as a percentage of non-performing loans	213%	255%	241%
Accruing loans 30-89 days past due	$44,963	37,687	39,160
Accruing troubled debt restructurings	$41,649	38,491	38,955
Non-accrual troubled debt restructurings	$13,289	23,709	19,479
U.S. government guarantees included in non-performing assets	$4,548	2,513	1,690
Interest income [1]	$646	2,162	589
______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at March 31, 2018 were $74.0 million, an increase of $8.8 million, or 14 percent, from December 31, 2017. Non-performing assets as a percentage of subsidiary assets at March 31, 2018 was 0.64 percent which was a decrease of 4 basis points from the prior year end of 0.68 percent and a decrease of 11 basis points from prior year first quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $45.0 million at March 31, 2018 increased $7.3 million from the prior quarter and increased $5.8 million from the prior year, which was attributable to the acquired banks. Early stage delinquencies as a percentage of loans at March 31, 2018 was 0.59 percent, which was an increase of 2 basis points from the prior year end and a decrease of 8 basis points from prior year first quarter.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or losses to the Company. The Company evaluates the level of its non-performing loans, the values of the underlying real estate and other collateral, and related trends in internal and external environmental factors and net charge-offs in determining the adequacy of the ALLL. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. With very limited exceptions, the Company does not disburse additional funds on non-performing loans. Instead, the Company proceeds to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

For additional information on accounting policies relating to non-performing assets and impaired loans, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $139 million and $120 million as of March 31, 2018 and December 31, 2017, respectively. The ALLL includes specific valuation allowances of $4.5 million and $5.2 million of impaired loans as of March 31, 2018 and December 31, 2017, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $54.9 million and $62.2 million as of March 31, 2018 and December 31, 2017, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2018 was $431 thousand. The fair value of the loan collateral acquired in foreclosure during 2018 was $378 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Balance at beginning of period	$14,269	20,954	20,954
Acquisitions	187	96	—
Additions	378	4,466	390
Write-downs	(13)	(604)	(21)
Sales	(689)	(10,643)	(3,552)
Balance at end of period	$14,132	14,269	17,771

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2018			December 31, 2017			March 31, 2017
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$10,634	8%	11%	$10,798	8%	11%	$11,535	9%	12%
Commercial real estate	68,342	54%	56%	68,515	53%	54%	64,753	50%	52%
Other commercial	38,108	30%	24%	39,303	30%	24%	39,157	30%	25%
Home equity	6,040	5%	6%	6,204	5%	7%	7,679	6%	7%
Other consumer	4,484	3%	3%	4,748	4%	4%	6,102	5%	4%
Total	$127,608	100%	100%	$129,568	100%	100%	$129,226	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Balance at beginning of period	$129,568	129,572	129,572
Provision for loan losses	795	10,824	1,598
Charge-offs
Residential real estate	(3)	(199)	(22)
Commercial loans	(2,821)	(9,044)	(1,359)
Consumer and other loans	(2,183)	(10,088)	(2,848)
Total charge-offs	(5,007)	(19,331)	(4,229)
Recoveries
Residential real estate	16	82	47
Commercial loans	1,211	3,569	422
Consumer and other loans	1,025	4,852	1,816
Total recoveries	2,252	8,503	2,285
Net charge-offs	(2,755)	(10,828)	(1,944)
Balance at end of period	$127,608	129,568	129,226
ALLL as a percentage of total loans	1.66%	1.97%	2.20%
Net charge-offs as a percentage of total loans	0.04%	0.17%	0.03%

The ALLL as a percent of total loans outstanding at March 31, 2018 was 1.66 percent, a decrease of 31 basis points from 1.97 percent at December 31, 2017. This decrease was primarily driven by the addition of loans from new acquisitions, as they are added to the portfolio on a fair value basis and as a result do not require an allowance.

The Company’s ALLL of $128 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended March 31, 2018 and 2017, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2018, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $2.0 million. During the same period in 2017, loan charge-offs, net of recoveries, exceeded the provision for loan losses by $346 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 166 locations, including 152 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, there continues to be improvements in the economic environment and housing markets throughout the Company’s footprint. Home prices continue to increase in all of the states within the Company’s footprint. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has increased slightly to 64.2 percent as of the fourth quarter of 2017 after bottoming out at 62.9 percent in the second quarter of 2016. The long-term average for the United States homeownership rate is at 65.3 percent. Quarterly personal income growth remains in positive territory for each of the Company’s states, while all of the states exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth throughout the Company’s footprint, with Montana being one of only four states in the country with negative expected growth. The United States economy grew at or above 2.5 percent for a third straight quarter. All of the states in the Company’s footprint have unemployment rates at or below 5 percent, which reflects the Federal Reserve’s definition of full employment. There has been a slight uptick in crude oil, while base metal and natural gas prices remain steady. Certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana continues to be negatively impacted by the weak Canadian dollar. Largely due to the recently enacted Tax Act, small business confidence remained at a high level; however, it remains to be seen how much of an impact the Tax Act will have on the Company’s economic environment. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during 2008 and 2009, the Company is cautiously optimistic about the subsequent recovery of the housing industry. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent of the Company’s total loan portfolio and accounted for 20 percent and 24 percent of the Company’s non-accrual loans at March 31, 2018 and December 31, 2017, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Specific valuation allowance	$4,468	5,223	6,787
General valuation allowance	123,140	124,345	122,439
Total ALLL	$127,608	129,568	129,226

During 2018, the ALLL decreased by $2.0 million, the net result of a $755 thousand decrease in the specific valuation allowance and a $1.2 million decrease in the general valuation allowance. There was an increase of $6.5 million in loans individually evaluated with a specific impairment, however, the loss associated with such loans decreased from the prior year end. Although there was a $75 million increase in loans collectively evaluated for impairment, excluding the current year acquisitions, the improvement in the qualitative or environmental factors contributed to the decrease in the general valuation allowance. At acquisition date, the assets and liabilities of the acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Custom and owner occupied construction	$140,440	$109,555	$92,835	28%	51%
Pre-sold and spec construction	100,376	72,160	68,736	39%	46%
Total residential construction	240,816	181,715	161,571	33%	49%
Land development	76,528	82,398	78,042	(7)%	(2)%
Consumer land or lots	119,469	102,289	94,840	17%	26%
Unimproved land	68,862	65,753	66,857	5%	3%
Developed lots for operative builders	13,093	14,592	13,046	(10)%	—%
Commercial lots	43,232	23,770	26,639	82%	62%
Other construction	420,632	391,835	272,184	7%	55%
Total land, lot, and other construction	741,816	680,637	551,608	9%	34%
Owner occupied	1,292,206	1,132,833	988,544	14%	31%
Non-owner occupied	1,449,166	1,186,066	964,913	22%	50%
Total commercial real estate	2,741,372	2,318,899	1,953,457	18%	40%
Commercial and industrial	865,574	751,221	739,475	15%	17%
Agriculture	620,342	450,616	411,094	38%	51%
1st lien	1,014,361	877,335	839,387	16%	21%
Junior lien	66,288	51,155	54,801	30%	21%
Total 1-4 family	1,080,649	928,490	894,188	16%	21%
Multifamily residential	219,310	189,342	162,636	16%	35%
Home equity lines of credit	481,204	440,105	405,309	9%	19%
Other consumer	162,171	148,247	153,159	9%	6%
Total consumer	643,375	588,352	558,468	9%	15%
States and political subdivisions	421,252	383,252	329,461	10%	28%
Other	132,582	144,133	140,665	(8)%	(6)%
Total loans receivable, including loans held for sale	7,707,088	6,616,657	5,902,623	16%	31%
Less loans held for sale [1]	(37,058)	(38,833)	(25,649)	(5)%	44%
Total loans receivable	$7,670,030	$6,577,824	$5,876,974	17%	31%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Mar 31, 2018	Mar 31, 2018	Mar 31, 2018
Custom and owner occupied construction	$48	48	—	—	—	48
Pre-sold and spec construction	492	38	227	492	—	—
Total residential construction	540	86	227	492	—	48
Land development	7,802	7,888	8,856	775	—	7,027
Consumer land or lots	1,622	1,861	1,728	743	—	879
Unimproved land	10,294	10,866	12,017	8,638	—	1,656
Developed lots for operative builders	83	116	116	—	—	83
Commercial lots	1,312	1,312	1,255	260	—	1,052
Other construction	319	151	—	181	—	138
Total land, lot and other construction	21,432	22,194	23,972	10,597	—	10,835
Owner occupied	12,594	13,848	17,956	10,483	552	1,559
Non-owner occupied	5,346	4,584	3,194	4,751	—	595
Total commercial real estate	17,940	18,432	21,150	15,234	552	2,154
Commercial and industrial	6,313	5,294	4,466	4,956	1,312	45
Agriculture	10,476	3,931	1,878	8,481	1,995	—
1st lien	8,717	9,261	10,047	7,706	676	335
Junior lien	4,271	567	1,335	3,979	242	50
Total 1-4 family	12,988	9,828	11,382	11,685	918	385
Multifamily residential	652	—	388	652	—	—
Home equity lines of credit	3,312	3,292	6,008	2,207	465	640
Other consumer	330	322	202	145	160	25
Total consumer	3,642	3,614	6,210	2,352	625	665
States and political subdivisions	—	1,800	1,800	—	—	—
Total	$73,983	65,179	71,473	54,449	5,402	14,132

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
Custom and owner occupied construction	$611	$300	$380	104%	61%
Pre-sold and spec construction	267	102	488	162%	(45)%
Total residential construction	878	402	868	118%	1%
Land development	585	—	—	n/m	n/m
Consumer land or lots	485	353	432	37%	12%
Unimproved land	889	662	938	34%	(5)%
Developed lots for operative builders	464	7	—	6,529%	n/m
Commercial lots	194	108	258	80%	(25)%
Other construction	76	—	7,125	n/m	(99)%
Total land, lot and other construction	2,693	1,130	8,753	138%	(69)%
Owner occupied	13,904	4,726	6,686	194%	108%
Non-owner occupied	3,842	2,399	405	60%	849%
Total commercial real estate	17,746	7,125	7,091	149%	150%
Commercial and industrial	5,746	6,472	6,796	(11)%	(15)%
Agriculture	3,845	3,205	3,567	20%	8%
1st lien	9,597	10,865	7,132	(12)%	35%
Junior lien	240	4,348	848	(94)%	(72)%
Total 1-4 family	9,837	15,213	7,980	(35)%	23%
Multifamily residential	—	—	2,028	n/m	(100)%
Home equity lines of credit	2,316	1,962	703	18%	229%
Other consumer	1,849	2,109	1,317	(12)%	40%
Total consumer	4,165	4,071	2,020	2%	106%
Other	53	69	57	(23)%	(7)%
Total	$44,963	$37,687	$39,160	19%	15%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Mar 31, 2018	Mar 31, 2018
Pre-sold and spec construction	$(339)	(23)	(11)	17	356
Total residential construction	(339)	(23)	(11)	17	356
Land development	(5)	(143)	(33)	—	5
Consumer land or lots	(3)	222	(57)	169	172
Unimproved land	(73)	(304)	(96)	—	73
Developed lots for operative builders	—	(107)	(5)	—	—
Commercial lots	(2)	(6)	(2)	—	2
Other construction	—	389	—	—	—
Total land, lot and other construction	(83)	51	(193)	169	252
Owner occupied	962	3,908	795	1,000	38
Non-owner occupied	(47)	368	(1)	15	62
Total commercial real estate	915	4,276	794	1,015	100
Commercial and industrial	1,430	883	344	1,539	109
Agriculture	(2)	9	(3)	—	2
1st lien	(65)	(23)	(15)	4	69
Junior lien	(29)	719	(16)	—	29
Total 1-4 family	(94)	696	(31)	4	98
Multifamily residential	(6)	(230)	—	—	6
Home equity lines of credit	(32)	272	12	12	44
Other consumer	73	505	(11)	142	69
Total consumer	41	777	1	154	113
Other	893	4,389	1,043	2,109	1,216
Total	$2,755	10,828	1,944	5,007	2,252

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and debt securities, repurchase agreements, wholesale deposits, advances from FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, match maturities of longer-term assets or manage interest rate risk.

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing deposit accounts and interest bearing deposit accounts such as NOW, DDA, savings, money market deposits, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. Wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts. During 2017, the Company utilized a third party vendor to transfer deposits off-balance sheet. All of such deposits were brought back onto the Company’s balance sheet during the three months ended March 31, 2018. The Company’s deposits are summarized below:

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,811,469	30%	$2,311,902	31%	$2,049,476	27%
NOW and DDA accounts	2,400,693	25%	1,695,246	22%	1,596,353	21%
Savings accounts	1,328,047	14%	1,082,604	14%	1,035,023	14%
Money market deposit accounts	1,778,068	19%	1,512,693	20%	1,516,731	20%
Certificate accounts	955,105	10%	817,259	11%	941,628	13%
Wholesale deposits	145,463	2%	160,043	2%	340,946	5%
Total interest bearing deposits	6,607,376	70%	5,267,845	69%	5,430,681	73%
Total deposits	$9,418,845	100%	$7,579,747	100%	$7,480,157	100%

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

The Bank is a member of the FHLB of Des Moines, which is one of eleven banks that comprise the FHLB system.  The Bank is required to maintain a certain level of activity-based stock in order to borrow or to engage in other transactions with the FHLB of Des Moines. Additionally, the Bank is subject to a membership capital stock requirement that is based upon an annual calibration tied to the total assets of the Bank. The borrowings are collateralized by eligible categories of loans and debt securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. The Bank’s maximum amount of FHLB advances is limited to the lesser of a fixed percentage of the Bank’s total assets or the discounted value of eligible collateral. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company.

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2018	December 31, 2017
Repurchase agreements
Amount outstanding at end of period	$395,794	362,573
Weighted interest rate on outstanding amount	0.52%	0.53%
Maximum outstanding at any month-end	$395,794	497,187
Average balance	$384,556	413,873
Weighted-average interest rate	0.51%	0.45%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also assumed subordinated debt that qualifies as Tier 2 capital from the FSB acquisition. The subordinated debentures outstanding as of March 31, 2018 were $134 million, including fair value adjustments from acquisitions.

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

The Company has a wide range of versatility in managing the liquidity and asset/liability mix. The Bank’s ALCO meets regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., debt securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured, including off-balance sheet funding sources. The Company evaluates its potential funding needs across alternative scenarios and maintains contingency funding plans consistent with the Company’s access to diversified sources of contingent funding.

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
FHLB advances
Borrowing capacity	$1,912,516	1,807,787
Amount utilized	(160,843)	(360,185)
Amount available	$1,751,673	1,447,602
FRB discount window
Borrowing capacity	$906,017	1,054,103
Amount utilized	—	—
Amount available	$906,017	1,054,103
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$29,352	29,097
U.S. government sponsored enterprises	100,848	3,358
State and local governments	612,658	769,786
Corporate bonds	311,295	5,982
Residential mortgage-backed securities	235,196	115,527
Commercial mortgage-backed securities	95,657	54,998
Total unencumbered securities	$1,385,006	978,748

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 84,511,472 have been issued as of March 31, 2018. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2018. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2018 is 1.875%. As of March 31, 2018, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of March 31, 2018. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.62%	13.37%	13.37%	12.24%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

Income tax expense for the three months ended March 31, 2018 and 2017 was $8.4 million and $9.8 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 17.9 percent and 23.8 percent, respectively. The current year effective tax rate was significantly lower than the prior year and was attributable to the decrease in the federal income tax rate driven by the Tax Act. The prior year federal statutory tax rate was 35 percent and was decreased to 21 percent in the current year. Furthermore, the current year and prior year’s effective tax rates are lower due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. The income from tax-exempt debt securities, loans and leases was $13.9 million and $14.4 million for the three months ended March 31, 2018 and 2017, respectively. The benefits from federal income tax credits were $1.5 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $20.7 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2018	$2,874	4,808	908	8,590
2019	2,974	5,070	850	8,894
2020	3,296	4,855	791	8,942
2021	3,296	4,038	737	8,071
2022	2,528	4,010	673	7,211
Thereafter	1,930	18,618	2,149	22,697
	$16,898	41,399	6,108	64,405

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$783,817	$8,785	4.48%	$709,432	$7,918	4.46%
Commercial loans [1]	5,551,619	66,474	4.86%	4,372,299	51,335	4.76%
Consumer and other loans	719,153	8,624	4.86%	672,480	7,801	4.70%
Total loans [2]	7,054,589	83,883	4.82%	5,754,211	67,054	4.73%
Tax-exempt investment securities [3]	1,093,736	12,795	4.68%	1,245,358	17,761	5.70%
Taxable investment securities [4]	1,654,318	10,273	2.48%	1,857,335	10,575	2.28%
Total earning assets	9,802,643	106,951	4.42%	8,856,904	95,390	4.37%
Goodwill and intangibles	219,463			159,089
Non-earning assets	390,857			369,274
Total assets	$10,412,963			$9,385,267
Liabilities
Non-interest bearing deposits	$2,472,151	$—	—%	$1,970,654	$—	—%
NOW and DDA accounts	2,011,464	818	0.16%	1,575,928	247	0.06%
Savings accounts	1,184,807	193	0.07%	1,015,108	146	0.06%
Money market deposit accounts	1,631,863	719	0.18%	1,490,198	565	0.15%
Certificate accounts	876,425	1,319	0.61%	953,527	1,333	0.57%
Wholesale deposits [5]	149,577	867	2.35%	332,255	2,149	2.62%
FHLB advances	224,847	2,089	3.72%	271,225	1,510	2.23%
Repurchase agreements and other borrowed funds	521,641	1,769	1.38%	562,628	1,416	1.02%
Total interest bearing liabilities	9,072,775	7,774	0.35%	8,171,523	7,366	0.37%
Other liabilities	25,973			81,419
Total liabilities	9,098,748			8,252,942
Stockholders’ Equity
Common stock	808			766
Paid-in capital	906,030			748,851
Retained earnings	420,552			389,798
Accumulated other comprehensive loss	(13,175)			(7,090)
Total stockholders’ equity	1,314,215			1,132,325
Total liabilities and stockholders’ equity	$10,412,963			$9,385,267
Net interest income (tax-equivalent)		$99,177			$88,024
Net interest spread (tax-equivalent)			4.07%			4.00%
Net interest margin (tax-equivalent)			4.10%			4.03%

______________________________

[1]	Includes tax effect of $959 thousand and $1.4 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2018 and 2017, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $2.6 million and $6.1 million on tax-exempt debt securities income for the three months ended March 31, 2018 and 2017, respectively.

[4]	Includes tax effect of $304 thousand and $338 thousand on federal income tax credits for the three months ended March 31, 2018 and 2017, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$830	37	867
Commercial loans (tax-equivalent)	13,846	1,293	15,139
Consumer and other loans	541	282	823
Investment securities (tax-equivalent)	(3,238)	(2,030)	(5,268)
Total interest income	11,979	(418)	11,561
Interest expense
NOW and DDA accounts	69	502	571
Savings accounts	24	23	47
Money market deposit accounts	54	100	154
Certificate accounts	(108)	94	(14)
Wholesale deposits	(1,181)	(101)	(1,282)
FHLB advances	(258)	837	579
Repurchase agreements and other borrowed funds	(104)	457	353
Total interest expense	(1,504)	1,912	408
Net interest income (tax-equivalent)	$13,483	(2,330)	11,153

Net interest income (tax-equivalent) increased $11.2 million for the three months ended March 31, 2018 compared to the same period in 2017. The interest income for the first three months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio. The decrease in interest income on the debt securities portfolio was the result of the redeployment of cash flow from debt securities into the loan portfolio and the decrease in the tax benefit related to the tax-exempt debt securities. Total interest expense remained relatively flat compared to the prior year with the largest decrease in wholesale deposits.

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

The Company’s assessment of market risk as of March 31, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2017 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2017 Annual Report. The risks and uncertainties described in the 2017 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3.	Defaults upon Senior Securities

(a)	Not Applicable

(b)	Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6. Exhibits

Exhibit 10.1 -	Employment Agreement between Glacier Bancorp, Inc., Glacier Bank and Randall M. Chesler, effective March 5, 2018

Exhibit 10.2 -	Employment Agreement between Glacier Bancorp, Inc., Glacier Bank and Ron J. Copher, effective March 5, 2018

Exhibit 10.3 -	Employment Agreement between Glacier Bancorp, Inc., Glacier Bank and Don J. Chery, effective March 5, 2018

Exhibit 31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32 -	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

May 1, 2018	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 1, 2018	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO