Form 10-Q
period 2018-06-30
GLACIER BANCORP INC
filed 2018-07-31
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 17, 2018 was 84,516,901. No preferred shares are issued or outstanding.

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
SEC – United States Securities and Exchange Commission
Tax Act – The Tax Cuts and Jobs Act
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
Assets
Cash on hand and in banks	$174,239	139,948
Interest bearing cash deposits	193,893	60,056
Cash and cash equivalents	368,132	200,004
Debt securities, available-for-sale	2,177,352	1,778,243
Debt securities, held-to-maturity	620,409	648,313
Total debt securities	2,797,761	2,426,556
Loans held for sale, at fair value	53,788	38,833
Loans receivable	7,948,672	6,577,824
Allowance for loan and lease losses	(131,564)	(129,568)
Loans receivable, net	7,817,108	6,448,256
Premises and equipment, net	240,373	177,348
Other real estate owned	13,616	14,269
Accrued interest receivable	55,973	44,462
Deferred tax asset	34,211	38,344
Core deposit intangible, net	52,708	14,184
Goodwill	289,535	177,811
Non-marketable equity securities	26,107	29,884
Bank-owned life insurance	81,379	59,351
Other assets	66,953	37,047
Total assets	$11,897,644	9,706,349
Liabilities
Non-interest bearing deposits	$2,914,885	2,311,902
Interest bearing deposits	6,508,690	5,267,845
Securities sold under agreements to repurchase	361,515	362,573
Federal Home Loan Bank advances	395,037	353,995
Other borrowed funds	9,917	8,224
Subordinated debentures	134,058	126,135
Accrued interest payable	3,952	3,450
Other liabilities	95,598	73,168
Total liabilities	10,423,652	8,507,292
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	845	780
Paid-in capital	1,049,724	797,997
Retained earnings - substantially restricted	443,705	402,259
Accumulated other comprehensive loss	(20,282)	(1,979)
Total stockholders’ equity	1,473,992	1,199,057
Total liabilities and stockholders’ equity	$11,897,644	9,706,349
Number of common stock shares issued and outstanding	84,516,650	78,006,956

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest Income
Investment securities	$22,370	21,379	42,512	43,318
Residential real estate loans	10,149	8,350	18,934	16,268
Commercial loans	75,824	56,182	141,339	106,152
Consumer and other loans	9,372	8,121	17,996	15,922
Total interest income	117,715	94,032	220,781	181,660
Interest Expense
Deposits	4,617	4,501	8,533	8,941
Securities sold under agreements to repurchase	486	443	971	825
Federal Home Loan Bank advances	2,513	1,734	4,602	3,244
Other borrowed funds	26	19	42	34
Subordinated debentures	1,519	1,077	2,787	2,096
Total interest expense	9,161	7,774	16,935	15,140
Net Interest Income	108,554	86,258	203,846	166,520
Provision for loan losses	4,718	3,013	5,513	4,611
Net interest income after provision for loan losses	103,836	83,245	198,333	161,909
Non-Interest Income
Service charges and other fees	18,804	17,495	35,675	33,128
Miscellaneous loan fees and charges	2,243	1,092	3,720	2,072
Gain on sale of loans	8,142	7,532	14,239	13,890
Loss on sale of debt securities	(56)	(522)	(389)	(622)
Other income	2,695	2,059	4,669	4,877
Total non-interest income	31,828	27,656	57,914	53,345
Non-Interest Expense
Compensation and employee benefits	49,023	39,498	94,744	78,744
Occupancy and equipment	7,662	6,560	14,936	13,206
Advertising and promotions	2,530	2,169	4,700	4,142
Data processing	4,241	3,409	8,208	6,533
Other real estate owned	211	442	283	715
Regulatory assessments and insurance	1,329	1,087	2,535	2,148
Core deposit intangibles amortization	1,748	639	2,804	1,240
Other expenses	15,051	11,505	27,212	21,925
Total non-interest expense	81,795	65,309	155,422	128,653
Income Before Income Taxes	53,869	45,592	100,825	86,601
Federal and state income tax expense	9,485	11,905	17,882	21,659
Net Income	$44,384	33,687	82,943	64,942
Basic earnings per share	$0.53	0.43	1.00	0.84
Diluted earnings per share	$0.52	0.43	1.00	0.84
Dividends declared per share	$0.26	0.21	0.49	0.42
Average outstanding shares - basic	84,514,257	77,546,236	82,671,816	77,061,867
Average outstanding shares - diluted	84,559,268	77,592,325	82,734,407	77,125,677

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income	$44,384	33,687	82,943	64,942
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale debt securities	(6,696)	16,894	(32,407)	20,007
Reclassification adjustment for losses included in net income	64	457	346	596
Net unrealized (losses) gains on available-for-sale debt securities	(6,632)	17,351	(32,061)	20,603
Tax effect	1,681	(6,722)	8,125	(7,982)
Net of tax amount	(4,951)	10,629	(23,936)	12,621
Unrealized gains (losses) on derivatives used for cash flow hedges	1,689	(2,108)	6,068	(1,844)
Reclassification adjustment for losses included in net income	577	1,262	1,477	2,594
Net unrealized gains (losses) on derivatives used for cash flow hedges	2,266	(846)	7,545	750
Tax effect	(574)	328	(1,912)	(290)
Net of tax amount	1,692	(518)	5,633	460
Total other comprehensive (loss) income, net of tax	(3,259)	10,111	(18,303)	13,081
Total Comprehensive Income	$41,125	43,798	64,640	78,023

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Months ended June 30, 2018 and 2017

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Net income	—	—	—	64,942	—	64,942
Other comprehensive income	—	—	—	—	13,081	13,081
Cash dividends declared ($0.42 per share)	—	—	—	(32,550)	—	(32,550)
Stock issued in connection with acquisitions	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	94,827	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	942	—	—	942
Balance at June 30, 2017	78,001,890	$780	796,707	406,771	5,699	1,209,957
Balance at December 31, 2017	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	82,943	—	82,943
Other comprehensive loss	—	—	—	—	(18,303)	(18,303)
Cash dividends declared ($0.49 per share)	—	—	—	(41,497)	—	(41,497)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	76,826	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	985	—	—	985
Balance at June 30, 2018	84,516,650	$845	1,049,724	443,705	(20,282)	1,473,992

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017
Operating Activities
Net income	$82,943	64,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,513	4,611
Net amortization of debt securities	6,835	11,232
Net accretion of purchase accounting adjustments	(1,425)	(4,994)
Amortization of debt modification costs	825	—
Origination of loans held for sale	(415,553)	(417,973)
Proceeds from loans held for sale	425,484	475,919
Gain on sale of loans	(14,239)	(13,890)
Loss on sale of debt securities	389	622
Bank-owned life insurance income, net	(1,310)	(660)
Stock-based compensation, net of tax benefits	1,868	1,017
Depreciation of premises and equipment	7,544	7,334
Gain on sale of other real estate owned and write-downs, net	(81)	(1,033)
Amortization of core deposit intangibles	2,804	1,240
Amortization of investments in variable interest entities	2,911	2,007
Net (increase) decrease in accrued interest receivable	(4,306)	7
Net decrease in other assets	1,048	6,536
Net increase (decrease) in accrued interest payable	57	(51)
Net decrease in other liabilities	(2,070)	(191)
Net cash provided by operating activities	99,237	136,675
Investing Activities
Sales of available-for-sale debt securities	219,855	111,003
Maturities, prepayments and calls of available-for-sale debt securities	156,482	224,664
Purchases of available-for-sale debt securities	(499,552)	(17,402)
Maturities, prepayments and calls of held-to-maturity debt securities	26,767	15,235
Principal collected on loans	1,269,145	947,134
Loan originations	(1,681,348)	(1,327,095)
Net additions to premises and equipment	(11,297)	(5,179)
Proceeds from sale of other real estate owned	1,693	6,759
Proceeds from redemption of non-marketable equity securities	41,393	42,500
Purchases of non-marketable equity securities	(40,385)	(39,399)
Proceeds from bank-owned life insurance	299	437
Investments in variable interest entities	(23,072)	(10,177)
Net cash received from (paid in) acquisitions	101,268	(4,091)
Net cash used in investing activities	(438,752)	(55,611)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017
Financing Activities
Net increase in deposits	$528,881	128,827
Net decrease in securities sold under agreements to repurchase	(30,238)	(22,600)
Net increase (decrease) in short-term Federal Home Loan Bank advances	40,000	(62,800)
Repayments of long-term Federal Home Loan Bank advances	(528)	(227)
Net (decrease) increase in other borrowed funds	(9,850)	1,377
Cash dividends paid	(19,551)	(39,139)
Tax withholding payments for stock-based compensation	(1,071)	(1,453)
Net cash provided by financing activities	507,643	3,985
Net increase in cash, cash equivalents and restricted cash	168,128	85,049
Cash, cash equivalents and restricted cash at beginning of period	200,004	152,541
Cash, cash equivalents and restricted cash at end of period	$368,132	237,590
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,878	15,191
Cash paid during the period for income taxes	12,403	18,449
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$372	345
Transfer of loans to other real estate owned	1,144	3,521
Dividends declared but not paid	22,211	16,548
Acquisitions
Fair value of common stock shares issued	250,807	46,673
Cash consideration for outstanding shares	16,265	17,342
Effective settlement of a pre-existing relationship	10,054	—
Fair value of assets acquired	1,549,158	355,230
Liabilities assumed	1,383,756	321,824

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of June 30, 2018, the results of operations and comprehensive income for the three and six month periods ended June 30, 2018 and 2017, and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2018 and 2017. The condensed consolidated statement of financial condition of the Company as of December 31, 2017 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results anticipated for the year ending December 31, 2018.

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

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities as Tier 1 capital instruments. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in other assets on the Company's statements of financial condition.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $36,553,000 and $34,234,000 for the six months ended June 30, 2018 and 2017, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2018 and December 31, 2017 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Accounting Guidance Pending Adoption at June 30, 2018
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

Receivables - Nonrefundable Fees and Other Costs. In March 2017, FASB amended ASC Subtopic 310-20 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity should apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in the state and local governments category. If the Company were to adopt these amendments as of July 1, 2018, the Company estimates that $21,869,000 of the premium associated with debt securities would be adjusted to retained earnings. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date, including accounting policies and procedures, and doesn’t expect to early adopt.

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

Financial Instruments. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities will be replaced with an allowance approach. The Company has formed a project team and is actively reviewing the standard for developing and implementing processes and procedures to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL, see Note 3.

Leases. In February 2016, FASB amended ASC Topic 842 to address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company has lease agreements for which the amendments will require the recognition of a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn’t expect to early adopt. The Company does not expect the amendments to have a material effect on the Company’s financial position or results of operations since the Company does not have a significant amount of lease agreements. New processes and accounting policies will be implemented to comply with the amendments.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$28,245	39	(191)	28,093
U.S. government sponsored enterprises	120,327	—	(967)	119,360
State and local governments	651,113	13,318	(10,513)	653,918
Corporate bonds	319,344	666	(1,588)	318,422
Residential mortgage-backed securities	909,306	436	(23,394)	886,348
Commercial mortgage-backed securities	174,339	—	(3,128)	171,211
Total available-for-sale	2,202,674	14,459	(39,781)	2,177,352
Held-to-maturity
State and local governments	620,409	10,499	(12,399)	618,509
Total held-to-maturity	620,409	10,499	(12,399)	618,509
Total debt securities	$2,823,083	24,958	(52,180)	2,795,861

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$31,216	54	(143)	31,127
U.S. government sponsored enterprises	19,195	—	(104)	19,091
State and local governments	614,366	20,299	(5,164)	629,501
Corporate bonds	216,443	802	(483)	216,762
Residential mortgage-backed securities	785,960	1,253	(7,930)	779,283
Commercial mortgage-backed securities	104,324	25	(1,870)	102,479
Total available-for-sale	1,771,504	22,433	(15,694)	1,778,243
Held-to-maturity
State and local governments	648,313	20,346	(8,573)	660,086
Total held-to-maturity	648,313	20,346	(8,573)	660,086
Total debt securities	$2,419,817	42,779	(24,267)	2,438,329

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2018. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$144,924	144,621	—	—
Due after one year through five years	356,279	354,782	3,189	3,234
Due after five years through ten years	273,195	276,734	107,480	106,764
Due after ten years	344,631	343,656	509,740	508,511
	1,119,029	1,119,793	620,409	618,509
Mortgage-backed securities [1]	1,083,645	1,057,559	—	—
Total	$2,202,674	2,177,352	620,409	618,509
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Available-for-sale
Proceeds from sales and calls of debt securities	$4,765	104,172	233,446	112,663
Gross realized gains [1]	9	3,057	15	3,067
Gross realized losses [1]	(73)	(3,514)	(361)	(3,663)
Held-to-maturity
Proceeds from calls of debt securities	13,470	7,445	28,935	15,235
Gross realized gains [1]	10	72	64	153
Gross realized losses [1]	(2)	(137)	(107)	(179)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Debt securities with an unrealized loss position are summarized as follows:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$11,849	(51)	10,174	(140)	22,023	(191)
U.S. government sponsored enterprises	115,977	(873)	3,383	(94)	119,360	(967)
State and local governments	189,904	(3,642)	115,925	(6,871)	305,829	(10,513)
Corporate bonds	224,748	(1,240)	27,202	(348)	251,950	(1,588)
Residential mortgage-backed securities	572,541	(13,293)	225,798	(10,101)	798,339	(23,394)
Commercial mortgage-backed securities	119,796	(1,266)	51,415	(1,862)	171,211	(3,128)
Total available-for-sale	$1,234,815	(20,365)	433,897	(19,416)	1,668,712	(39,781)
Held-to-maturity
State and local governments	$167,716	(4,293)	90,207	(8,106)	257,923	(12,399)
Total held-to-maturity	$167,716	(4,293)	90,207	(8,106)	257,923	(12,399)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,208	(5)	13,179	(138)	14,387	(143)
U.S. government sponsored enterprises	14,926	(56)	3,425	(48)	18,351	(104)
State and local governments	61,126	(689)	121,181	(4,475)	182,307	(5,164)
Corporate bonds	99,636	(264)	29,034	(219)	128,670	(483)
Residential mortgage-backed securities	372,175	(3,050)	254,721	(4,880)	626,896	(7,930)
Commercial mortgage-backed securities	37,650	(469)	62,968	(1,401)	100,618	(1,870)
Total available-for-sale	$586,721	(4,533)	484,508	(11,161)	1,071,229	(15,694)
Held-to-maturity
State and local governments	$21,207	(186)	105,486	(8,387)	126,693	(8,573)
Total held-to-maturity	$21,207	(186)	105,486	(8,387)	126,693	(8,573)

Based on an analysis of its debt securities with unrealized losses as of June 30, 2018 and December 31, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At June 30, 2018, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2018	December 31, 2017
Residential real estate loans	$835,382	720,728
Commercial loans
Real estate	4,384,781	3,577,139
Other commercial	1,940,435	1,579,353
Total	6,325,216	5,156,492
Consumer and other loans
Home equity	511,043	457,918
Other consumer	277,031	242,686
Total	788,074	700,604
Loans receivable	7,948,672	6,577,824
Allowance for loan and lease losses	(131,564)	(129,568)
Loans receivable, net	$7,817,108	6,448,256
Net deferred origination (fees) costs included in loans receivable	$(4,288)	(2,643)
Net purchase accounting (discounts) premiums included in loans receivable	$(28,695)	(16,325)
Weighted-average interest rate on loans (tax-equivalent)	4.89%	4.81%

The following tables summarize the activity in the ALLL by loan class:

	Three Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$127,608	10,634	68,342	38,108	6,040	4,484
Provision for loan losses	4,718	258	2,774	675	8	1,003
Charge-offs	(2,604)	(44)	(190)	(640)	(7)	(1,723)
Recoveries	1,842	55	319	521	51	896
Balance at end of period	$131,564	10,903	71,245	38,664	6,092	4,660

	Three Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,226	11,535	64,753	39,157	7,679	6,102
Provision for loan losses	3,013	(10)	4,559	(1,934)	229	169
Charge-offs	(4,589)	(21)	(1,146)	(650)	(347)	(2,425)
Recoveries	2,227	18	337	411	101	1,360
Balance at end of period	$129,877	11,522	68,503	36,984	7,662	5,206

	Six Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	5,513	81	3,019	672	(194)	1,935
Charge-offs	(7,611)	(47)	(1,223)	(2,428)	(19)	(3,894)
Recoveries	4,094	71	934	1,117	101	1,871
Balance at end of period	$131,564	10,903	71,245	38,664	6,092	4,660

	Six Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	4,611	(936)	4,189	(145)	358	1,145
Charge-offs	(8,818)	(43)	(2,034)	(1,481)	(443)	(4,817)
Recoveries	4,512	65	575	787	175	2,910
Balance at end of period	$129,877	11,522	68,503	36,984	7,662	5,206

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$140,427	12,426	90,896	30,785	3,589	2,731
Collectively evaluated for impairment	7,808,245	822,956	4,293,885	1,909,650	507,454	274,300
Total loans receivable	$7,948,672	835,382	4,384,781	1,940,435	511,043	277,031
ALLL
Individually evaluated for impairment	$2,252	216	707	957	—	372
Collectively evaluated for impairment	129,312	10,687	70,538	37,707	6,092	4,288
Total ALLL	$131,564	10,903	71,245	38,664	6,092	4,660

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$119,994	12,399	77,536	23,032	3,755	3,272
Collectively evaluated for impairment	6,457,830	708,329	3,499,603	1,556,321	454,163	239,414
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686
ALLL
Individually evaluated for impairment	$5,223	246	500	3,851	56	570
Collectively evaluated for impairment	124,345	10,552	68,015	35,452	6,148	4,178
Total ALLL	$129,568	10,798	68,515	39,303	6,204	4,748

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by loan class:

	At or for the Three or Six Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$16,513	2,501	10,169	2,671	—	1,172
Unpaid principal balance	16,871	2,574	10,369	2,719	—	1,209
Specific valuation allowance	2,252	216	707	957	—	372
Average balance - three months	20,343	3,064	9,378	6,537	33	1,331
Average balance - six months	19,458	3,035	7,767	7,086	84	1,486
Loans without a specific valuation allowance
Recorded balance	123,914	9,925	80,727	28,114	3,589	1,559
Unpaid principal balance	148,501	11,061	99,904	31,724	4,157	1,655
Average balance - three months	119,143	9,778	82,818	21,614	3,425	1,508
Average balance - six months	113,530	9,659	79,542	19,359	3,473	1,497
Total
Recorded balance	140,427	12,426	90,896	30,785	3,589	2,731
Unpaid principal balance	165,372	13,635	110,273	34,443	4,157	2,864
Specific valuation allowance	2,252	216	707	957	—	372
Average balance - three months	139,486	12,842	92,196	28,151	3,458	2,839
Average balance - six months	132,988	12,694	87,309	26,445	3,557	2,983

	At or for the Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,689	2,978	4,545	8,183	186	1,797
Unpaid principal balance	18,400	3,046	4,573	8,378	199	2,204
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	18,986	2,928	5,851	8,477	359	1,371
Loans without a specific valuation allowance
Recorded balance	102,305	9,421	72,991	14,849	3,569	1,475
Unpaid principal balance	122,833	10,380	89,839	16,931	4,098	1,585
Average balance	107,945	9,834	76,427	15,129	4,734	1,821
Total
Recorded balance	119,994	12,399	77,536	23,032	3,755	3,272
Unpaid principal balance	141,233	13,426	94,412	25,309	4,297	3,789
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	126,931	12,762	82,278	23,606	5,093	3,192

Interest income recognized on impaired loans for the six months ended June 30, 2018 and 2017 was not significant.

The following tables present an aging analysis of the recorded investment in loans by loan class:

	June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,813	1,017	13,424	5,908	2,617	1,847
Accruing loans 60-89 days past due	14,837	3,595	4,603	5,079	800	760
Accruing loans 90 days or more past due	12,751	1,050	5,958	5,242	311	190
Non-accrual loans	58,170	6,851	34,643	13,495	2,748	433
Total past due and non-accrual loans	110,571	12,513	58,628	29,724	6,476	3,230
Current loans receivable	7,838,101	822,869	4,326,153	1,910,711	504,567	273,801
Total loans receivable	$7,948,672	835,382	4,384,781	1,940,435	511,043	277,031

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$26,375	6,252	12,546	3,634	2,142	1,801
Accruing loans 60-89 days past due	11,312	794	5,367	3,502	987	662
Accruing loans 90 days or more past due	6,077	2,366	609	2,973	—	129
Non-accrual loans	44,833	4,924	27,331	8,298	3,338	942
Total past due and non-accrual loans	88,597	14,336	45,853	18,407	6,467	3,534
Current loans receivable	6,489,227	706,392	3,531,286	1,560,946	451,451	239,152
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	8	1	4	1	2	—
Pre-modification recorded balance	$5,273	227	4,623	171	252	—
Post-modification recorded balance	$5,159	227	4,509	171	252	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	7	1	4	1	1	—
Pre-modification recorded balance	$12,401	55	12,035	286	25	—
Post-modification recorded balance	$9,719	55	9,353	286	25	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Six Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	20	3	8	7	2	—
Pre-modification recorded balance	$21,270	666	12,901	7,451	252	—
Post-modification recorded balance	$21,156	666	12,787	7,451	252	—
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$334	334	—	—	—	—

	Six Months ended June 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	17	3	6	5	2	1
Pre-modification recorded balance	$21,956	335	12,617	8,816	178	10
Post-modification recorded balance	$19,274	335	9,935	8,816	178	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

The modifications for the TDRs that occurred during the six months ended June 30, 2018 and 2017 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,313,000 and $4,170,000 for the six months ended June 30, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and home equity for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had $1,172,000 and $743,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2018 and December 31, 2017, the Company had $968,000 and $893,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net carrying value at beginning of period	$289,535	147,053	177,811	147,053
Acquisitions	—	30,758	111,724	30,758
Net carrying value at end of period	$289,535	177,811	289,535	177,811

The Company performed its annual goodwill impairment test during the third quarter of 2017 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred during the first half of 2018 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2018. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2018 and December 31, 2017.

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Loans receivable	$64,362	57,796
Accrued interest receivable	93	94
Other assets	37,164	15,885
Total assets	$101,619	73,775
Liabilities
Other borrowed funds	$9,696	7,964
Accrued interest payable	1	1
Other liabilities	27	98
Total liabilities	$9,724	8,063

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $28,269,000 and $9,169,000 as of June 30, 2018 and December 31, 2017, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $10,765,000 at June 30, 2018, of which $7,633,000 is expected to be fulfilled in 2018 and $3,132,000 is expected to be fulfilled in 2019. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2018 and 2017.

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amortization expense	$1,030	640	1,921	1,143
Tax credits and other tax benefits recognized	1,423	976	2,663	1,752

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $361,515,000 and $362,573,000 at June 30, 2018 and December 31, 2017, respectively, and are secured by debt securities with carrying values of $503,935,000 and $475,601,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	30 - 90 Days	Greater Than 90 Days	Total
State and local governments	$18,544	—	21,562	40,106
Residential mortgage-backed securities	319,731	—	—	319,731
Commercial mortgage-backed securities	1,678	—	—	1,678
Total	$339,953	—	21,562	361,515

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	30 - 90 Days	Greater Than 90 Days	Total
Residential mortgage-backed securities	$360,751	—	—	360,751
Commercial mortgage-backed securities	1,822	—	—	1,822
Total	$362,573	—	—	362,573

Note 7. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
As of June 30, 2018, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the six months ended June 30, 2018 and 2017. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $3,840,000 and $3,973,000 for the six months ended June 30, 2018 and 2017, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $1,817,000 of the unrealized loss reported in OCI at June 30, 2018 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$1,689	(2,108)	6,068	(1,844)
Amount of loss reclassified from OCI to interest expense	(577)	(1,262)	(1,477)	(2,594)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$1,386	(1,386)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$3,230	(1,386)	1,844	9,389	—	9,389

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of debt securities totaling $5,243,000 at June 30, 2018. There was $0 collateral pledged from the counterparty to the Company as of June 30, 2018. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Residential Real Estate Derivatives
At June 30, 2018 and December 31, 2017, the Company had residential real estate derivatives for 1) commitments to fund certain residential real estate loans (interest rate locks) of $118,842,000 and $67,861,000, respectively, to be sold into the secondary market; and 2) forward commitments for the future delivery of residential real estate loans to third party investors. It is the Company’s practice to enter into forward commitments for the future delivery of residential real estate loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These derivatives are not designated in hedge relationships. Such derivatives are short-term in nature and changes in the fair values of these derivatives are not recorded as gains on sale of loans because the changes were not significant.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Mergers and acquisition expenses	$2,926	866	4,762	949
Consulting and outside services	1,795	984	3,174	2,404
Debit card expenses	1,148	1,794	2,788	3,512
Telephone	1,142	934	2,163	1,911
Employee expenses	1,142	1,125	1,933	1,914
Loan expenses	984	722	1,788	1,613
Postage	776	636	1,555	1,361
Printing and supplies	792	668	1,483	1,308
VIE amortization and other expenses	938	948	1,412	1,412
Business development	642	453	1,110	793
Accounting and audit fees	393	519	811	1,009
Legal fees	467	227	781	506
ATM expenses	345	382	634	694
Checking and operating expenses	354	362	467	727
Other	1,207	885	2,351	1,812
Total other expenses	$15,051	11,505	27,212	21,925

Note 9. Accumulated Other Comprehensive Loss

The following table illustrates the activity within accumulated other comprehensive loss by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income (loss) before reclassifications	12,256	(1,129)	11,127
Reclassification adjustments for losses included in net income	365	1,589	1,954
Net current period other comprehensive income	12,621	460	13,081
Balance at June 30, 2017	$14,260	(8,561)	5,699
Balance at December 31, 2017	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(24,195)	4,530	(19,665)
Reclassification adjustments for losses included in net income	259	1,103	1,362
Net current period other comprehensive (loss) income	(23,936)	5,633	(18,303)
Balance at June 30, 2018	$(18,905)	(1,377)	(20,282)

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income available to common stockholders, basic and diluted	$44,384	33,687	82,943	64,942
Average outstanding shares - basic	84,514,257	77,546,236	82,671,816	77,061,867
Add: dilutive restricted stock awards and stock options	45,011	46,089	62,591	63,810
Average outstanding shares - diluted	84,559,268	77,592,325	82,734,407	77,125,677
Basic earnings per share	$0.53	0.43	1.00	0.84
Diluted earnings per share	$0.52	0.43	1.00	0.84

There were no restricted stock awards or stock options excluded from the diluted average outstanding share calculation for the six months ended June 30, 2018 and 2017, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2018 and 2017.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2018.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $(21,000) and $0 for the six month periods ended June 30, 2018 and 2017, respectively, from the changes in fair value of these loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$28,093	—	28,093	—
U.S. government sponsored enterprises	119,360	—	119,360	—
State and local governments	653,918	—	653,918	—
Corporate bonds	318,422	—	318,422	—
Residential mortgage-backed securities	886,348	—	886,348	—
Commercial mortgage-backed securities	171,211	—	171,211	—
Loans held for sale, at fair value	53,788	—	53,788	—
Total assets measured at fair value on a recurring basis	$2,231,140	—	2,231,140	—
Interest rate swaps	$1,844	—	1,844	—
Total liabilities measured at fair value on a recurring basis	$1,844	—	1,844	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$31,127	—	31,127	—
U.S. government sponsored enterprises	19,091	—	19,091	—
State and local governments	629,501	—	629,501	—
Corporate bonds	216,762	—	216,762	—
Residential mortgage-backed securities	779,283	—	779,283	—
Commercial mortgage-backed securities	102,479	—	102,479	—
Loans held for sale, at fair value	38,833	—	38,833	—
Total assets measured at fair value on a recurring basis	$1,817,076	—	1,817,076	—
Interest rate swaps	$9,389	—	9,389	—
Total liabilities measured at fair value on a recurring basis	$9,389	—	9,389	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2018.

Other real estate owned: OREO is initially recorded at fair value less estimated cost to sell, establishing a new cost basis. OREO is subsequently accounted for at lower of cost or fair value less estimated cost to sell. Estimated fair value of OREO is based on appraisals or evaluations (new or updated). OREO is classified within Level 3 of the fair value hierarchy.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$735	—	—	735
Collateral-dependent impaired loans, net of ALLL	4,302	—	—	4,302
Total assets measured at fair value on a non-recurring basis	$5,037	—	—	5,037

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,296	—	—	2,296
Collateral-dependent impaired loans, net of ALLL	6,339	—	—	6,339
Total assets measured at fair value on a non-recurring basis	$8,635	—	—	8,635

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2018	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$735	Sales comparison approach	Selling costs	8.0% - 15.0% (9.3%)
Collateral-dependent impaired loans, net of ALLL	$13	Cost approach	Selling costs	20.0% - 20.0% (20.0%)
	4,289	Sales comparison approach	Selling costs	8.0% - 20.0% (10.3%)
	$4,302

	Fair Value December 31, 2017	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$2,296	Sales comparison approach	Selling costs	0.0% - 10.0% (6.0%)
Collateral-dependent impaired loans, net of ALLL	$238	Cost approach	Selling costs	10.0% - 20.0% (10.6%)
	2,541	Sales comparison approach	Selling costs	8.0% - 10.0% (9.4%)
	3,560	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$6,339
______________________________
1 The range for selling costs and adjustments to comparables indicate reductions to the fair value.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded.

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$368,132	368,132	—	—
Debt securities, held-to-maturity	620,409	—	618,509	—
Loans receivable, net of ALLL	7,817,108	—	—	7,814,402
Total financial assets	$8,805,649	368,132	618,509	7,814,402
Financial liabilities
Term deposits	$1,100,158	—	1,101,821	—
FHLB advances	395,037	—	395,132	—
Repurchase agreements and other borrowed funds	371,432	—	371,435	—
Subordinated debentures	134,058	—	121,325	—
Total financial liabilities	$2,000,685	—	1,989,713	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$200,004	200,004	—	—
Debt securities, held-to-maturity	648,313	—	660,086	—
Loans receivable, net of ALLL	6,448,256	—	6,219,515	114,771
Total financial assets	$7,296,573	200,004	6,879,601	114,771
Financial liabilities
Term deposits	$977,302	—	978,803	—
FHLB advances	353,995	—	352,886	—
Repurchase agreements and other borrowed funds	370,797	—	370,797	—
Subordinated debentures	126,135	—	98,023	—
Total financial liabilities	$1,828,229	—	1,800,509	—

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

The Company incurred $3,850,000 and $828,000 of expenses in connection with the FSB and Collegiate acquisitions, respectively, during the six months ended June 30, 2018. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of FSB was approximately $17,044,000 and net income was approximately $3,637,000 from February 28, 2018 to June 30, 2018. Total income consisting of net interest income and non-interest income of the acquired operations of Collegiate was approximately $10,218,000 and net income was approximately $2,681,000 from January 31, 2018 to June 30, 2018.

The following unaudited pro forma summary presents consolidated information of the Company as if the FSB and Collegiate acquisitions had occurred on January 1, 2017:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income and non-interest income	$140,382	129,461	270,450	250,107
Net income	44,384	39,094	78,332	74,551

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Operating results
Net income	$44,384	38,559	33,687	82,943	64,942
Basic earnings per share	$0.53	0.48	0.43	1.00	0.84
Diluted earnings per share	$0.52	0.48	0.43	1.00	0.84
Dividends declared per share	$0.26	0.23	0.21	0.49	0.42
Market value per share
Closing	$38.68	38.38	36.61	38.68	36.61
High	$41.47	41.24	37.41	41.47	38.17
Low	$35.77	36.72	31.56	35.77	31.56
Selected ratios and other data
Number of common stock shares outstanding	84,516,650	84,511,472	78,001,890	84,516,650	78,001,890
Average outstanding shares - basic	84,514,257	80,808,904	77,546,236	82,671,816	77,061,867
Average outstanding shares - diluted	84,559,268	80,887,135	77,592,325	82,734,407	77,125,677
Return on average assets (annualized)	1.53%	1.50%	1.39%	1.52%	1.37%
Return on average equity (annualized)	12.07%	11.90%	11.37%	11.99%	11.28%
Efficiency ratio	55.44%	57.80%	52.89%	56.54%	54.17%
Dividend payout ratio	49.06%	47.92%	48.84%	49.00%	50.00%
Loan to deposit ratio	84.92%	81.83%	81.86%	84.92%	81.86%
Number of full time equivalent employees	2,605	2,545	2,265	2,605	2,265
Number of locations	167	166	145	167	145
Number of ATMs	221	223	199	221	199

The Company reported net income of $44.4 million for the current quarter, an increase of $10.7 million, or 32 percent, from the $33.7 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.52 per share, an increase of $0.09, or 21 percent, from the prior year second quarter diluted earnings per share of $0.43. Included in the current quarter was $2.9 million of acquisition-related expenses.

Net income for the six months ended June 30, 2018 was $82.9 million, an increase of $18.0 million, or 28 percent, from the $64.9 million of net income for the first six months of the prior year. Diluted earnings per share for the first half of 2018 was $1.00 per share, an increase of $0.16, or 19 percent, from the diluted earnings per share of $0.84 for the same period in the prior year.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017
Cash and cash equivalents	$368,132	451,048	200,004	237,590	(82,916)	168,128	130,542
Debt securities, available-for-sale	2,177,352	2,154,845	1,778,243	2,142,472	22,507	399,109	34,880
Debt securities, held-to-maturity	620,409	634,413	648,313	659,347	(14,004)	(27,904)	(38,938)
Total debt securities	2,797,761	2,789,258	2,426,556	2,801,819	8,503	371,205	(4,058)
Loans receivable
Residential real estate	835,382	831,021	720,728	712,726	4,361	114,654	122,656
Commercial real estate	4,384,781	4,251,003	3,577,139	3,393,753	133,778	807,642	991,028
Other commercial	1,940,435	1,839,293	1,579,353	1,549,067	101,142	361,082	391,368
Home equity	511,043	489,879	457,918	445,245	21,164	53,125	65,798
Other consumer	277,031	258,834	242,686	244,971	18,197	34,345	32,060
Loans receivable	7,948,672	7,670,030	6,577,824	6,345,762	278,642	1,370,848	1,602,910
Allowance for loan and lease losses	(131,564)	(127,608)	(129,568)	(129,877)	(3,956)	(1,996)	(1,687)
Loans receivable, net	7,817,108	7,542,422	6,448,256	6,215,885	274,686	1,368,852	1,601,223
Other assets	914,643	876,050	631,533	644,200	38,593	283,110	270,443
Total assets	$11,897,644	11,658,778	9,706,349	9,899,494	238,866	2,191,295	1,998,150

The Company successfully executed its strategy to stay below $10 billion in total assets as of December 31, 2017 to delay the impact of the Durbin Amendment for one additional year. The Durbin Amendment, which was passed as part of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charge fee income in the future. As a result, the Company’s annual service charge fee income is expected to decline by approximately $14 - $16 million (pre-tax) beginning July 2019. During the year, the Company surpassed $10 billion in total assets and ended the current quarter at $11.897 billion, which was an increase of $2.191 billion, or 23 percent, from the prior year end resulting from current year acquisitions along with organic growth in loans.

Total debt securities of $2.798 billion at June 30, 2018 increased $8.5 million, or 30 basis points, during the current quarter and decreased $4.1 million, or 14 basis points, from the prior year second quarter. Debt securities represented 24 percent of total assets at June 30, 2018 compared to 28 percent of total assets at June 30, 2017.

The Company had a successful quarter in loan growth and the loan portfolio of $7.9 billion increased $279 million, or 15 percent annualized, during the current quarter. The loan category with the largest increase was commercial real estate loans which increased $134 million, or 3 percent. Excluding the FSB and Collegiate acquisitions, the loan portfolio increased $621 million, or 10 percent, since June 30, 2017 and was primarily driven by growth in commercial real estate loans, which increased $373 million, or 11 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017
Deposits
Non-interest bearing deposits	$2,914,885	2,811,469	2,311,902	2,234,058	103,416	602,983	680,827
NOW and DDA accounts	2,354,214	2,400,693	1,695,246	1,717,351	(46,479)	658,968	636,863
Savings accounts	1,330,637	1,328,047	1,082,604	1,059,717	2,590	248,033	270,920
Money market deposit accounts	1,723,681	1,778,068	1,512,693	1,608,994	(54,387)	210,988	114,687
Certificate accounts	927,608	955,105	817,259	886,504	(27,497)	110,349	41,104
Core deposits, total	9,251,025	9,273,382	7,419,704	7,506,624	(22,357)	1,831,321	1,744,401
Wholesale deposits	172,550	145,463	160,043	291,339	27,087	12,507	(118,789)
Deposits, total	9,423,575	9,418,845	7,579,747	7,797,963	4,730	1,843,828	1,625,612
Securities sold under agreements to repurchase	361,515	395,794	362,573	451,050	(34,279)	(1,058)	(89,535)
Federal Home Loan Bank advances	395,037	155,057	353,995	211,505	239,980	41,042	183,532
Other borrowed funds	9,917	8,204	8,224	5,817	1,713	1,693	4,100
Subordinated debentures	134,058	134,061	126,135	126,063	(3)	7,923	7,995
Other liabilities	99,550	92,793	76,618	97,139	6,757	22,932	2,411
Total liabilities	$10,423,652	10,204,754	8,507,292	8,689,537	218,898	1,916,360	1,734,115

Core deposits of $9.251 billion as of June 30, 2018 decreased $22.4 million, or 24 basis points, from the prior quarter. Excluding acquisitions, core deposits increased $430 million, or 6 percent, from the prior year second quarter. Non-interest bearing deposits as of June 30, 2018 increased $103 million, or 4 percent from the prior quarter and organically increased $209 million, or 9 percent from the prior year second quarter. The Company added back $395 million of deposits during the first quarter of 2018 that were previously moved off-balance sheet during the second half of 2017 as part of its strategy to stay below $10 billion in total assets through December 31, 2017.

Securities sold under agreements to repurchase (“repurchase agreements”) of $362 million at June 30, 2018 decreased $34.3 million, or 9 percent, over prior quarter and decreased $89.5 million, or 20 percent, over the prior year second quarter. Federal Home Loan Bank (“FHLB”) advances of $395 million at June 30, 2018, increased $240 million over the prior quarter to fund loan growth during the current quarter.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017
Common equity	$1,494,274	1,471,047	1,201,036	1,204,258	23,227	293,238	290,016
Accumulated other comprehensive (loss) income	(20,282)	(17,023)	(1,979)	5,699	(3,259)	(18,303)	(25,981)
Total stockholders’ equity	1,473,992	1,454,024	1,199,057	1,209,957	19,968	274,935	264,035
Goodwill and core deposit intangible, net	(342,243)	(343,991)	(191,995)	(193,249)	1,748	(150,248)	(148,994)
Tangible stockholders’ equity	$1,131,749	1,110,033	1,007,062	1,016,708	21,716	124,687	115,041

Stockholders’ equity to total assets	12.39%	12.47%	12.35%	12.22%
Tangible stockholders’ equity to total tangible assets	9.79%	9.81%	10.58%	10.47%
Book value per common share	$17.44	17.21	15.37	15.51	0.23	2.07	1.93
Tangible book value per common share	$13.39	13.13	12.91	13.03	0.26	0.48	0.36

Tangible stockholders’ equity of $1.132 billion at June 30, 2018 increased $22 million compared to the prior quarter which was the result of earnings retention. Tangible stockholders’ equity increased $115 million over the prior year second quarter which was the result of earnings retention, $181 million and $69.8 million of Company stock issued for the acquisitions of FSB and Collegiate, respectively; these increases more than offset the increase in goodwill and core deposit intangibles associated with the acquisitions. Tangible book value per common share at quarter end increased $0.26 per share from the prior quarter and increased $0.36 per share from a year ago.

Cash Dividends
On June 27, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share, an increase of $0.03 per share, or 13 percent from the prior quarter. The dividend was payable July 19, 2018 to shareholders of record on July 10, 2018. The dividend was the 133rd consecutive quarterly dividend. Dividends declared for the first half of 2018 were $0.49 per share, an increase of $0.07 per share, or 17 percent, over the same period last year. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2018
Compared to March 31, 2018 and June 30, 2017

Income Summary
The following table summarizes revenue for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2017
Net interest income
Interest income	$117,715	103,066	94,032	14,649	23,683
Interest expense	9,161	7,774	7,774	1,387	1,387
Total net interest income	108,554	95,292	86,258	13,262	22,296
Non-interest income
Service charges and other fees	18,804	16,871	17,495	1,933	1,309
Miscellaneous loan fees and charges	2,243	1,477	1,092	766	1,151
Gain on sale of loans	8,142	6,097	7,532	2,045	610
Loss on sale of investments	(56)	(333)	(522)	277	466
Other income	2,695	1,974	2,059	721	636
Total non-interest income	31,828	26,086	27,656	5,742	4,172
Total income	$140,382	121,378	113,914	19,004	26,468
Net interest margin (tax-equivalent)	4.17%	4.10%	4.12%

Net Interest Income
The current quarter interest income of $118 million increased $14.6 million, or 14 percent, from the prior quarter and increased $23.7 million, or 25 percent, over the prior year second quarter with both increases primarily attributable to the increase in interest income from commercial loans. Interest income on commercial loans increased $10.3 million, or 16 percent, from the prior quarter and increased $19.6 million, or 35 percent, from the prior year second quarter.

The current quarter interest expense of $9.2 million increased $1.4 million, or 18 percent, from the prior quarter and increased $1.4 million, or 18 percent, from the prior year second quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 36 basis points compared to 35 basis points for the prior quarter and 37 basis points for the prior year second quarter. The 1 basis point increase from the prior quarter was driven by an increase in deposit rates which was partially offset by the increase in non-interest bearing deposits.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.17 percent compared to 4.10 percent in the prior quarter. The 7 basis points increase in the net interest margin was primarily the result of increased yields on the loan portfolio and also included a 2 basis points increase in loan discount accretion from the fair value adjustments of recently acquired banks. The current quarter net interest margin increased 5 basis points over the prior year second quarter net interest margin of 4.12 percent. Included in the current quarter margin was a 14 basis point decrease due to the reduction in the federal corporate income tax rate in 2018 by the Tax Cut and Jobs Act (“Tax Act”). The increase in the core margin from the prior year second quarter resulted from the remix of earning assets to higher yielding loans, increased yields on the loan portfolio, and stable funding costs.

Non-interest Income
Non-interest income for the current quarter totaled $31.8 million, an increase of $5.7 million, or 22 percent, from the prior quarter and an increase of $4.2 million, or 15 percent, over the same quarter last year. Service charges and other fees of $18.8 million for the current quarter, increased $1.9 million, or 11 percent, from the prior quarter as a result of seasonality and the increased number of accounts, including from acquisitions. Service charges and other fees increased $1.3 million, 7 percent, from the prior year second quarter primarily due to the increased number of accounts from organic growth and acquisitions. Miscellaneous loan fees and charges increased $766 thousand, or 52 percent from prior quarter and increased $1.2 million, or 105 percent, from the prior year second quarter as a result of the recent acquisitions and increased loan growth. Gain on sale of loans increased $2.0 million, or 34 percent, from the prior quarter as a result of seasonality.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2017
Compensation and employee benefits	$49,023	45,721	39,498	3,302	9,525
Occupancy and equipment	7,662	7,274	6,560	388	1,102
Advertising and promotions	2,530	2,170	2,169	360	361
Data processing	4,241	3,967	3,409	274	832
Other real estate owned	211	72	442	139	(231)
Regulatory assessments and insurance	1,329	1,206	1,087	123	242
Core deposit intangibles amortization	1,748	1,056	639	692	1,109
Other expenses	15,051	12,161	11,505	2,890	3,546
Total non-interest expense	$81,795	73,627	65,309	8,168	16,486

Total non-interest expense of $81.8 million for the current quarter increased $8.2 million, or 11 percent, over the prior quarter and increased $16.5 million, or 25 percent, over the prior year second quarter. Compensation and employee benefits increased by $3.3 million, or 7 percent, from the prior quarter due to the increased number of employees from acquisitions. Compensation and employee benefits increased by $9.5 million, or 24 percent, from the prior year second quarter due to the increased number of employees from acquisitions and organic growth combined with annual salary increases. Occupancy and equipment expense increased $388 thousand, or 5 percent, over the prior quarter and increased $1.1 million, or 17 percent, over the prior year second quarter and was attributable to increased costs from acquisitions. Data processing expense increased $274 thousand, or 7 percent, from the prior quarter and increased $832 thousand, or 24 percent, from the prior year second quarter due to increased expenses from the acquisitions. Other expenses increased $2.9 million, or 24 percent, from the prior quarter and increased $3.5 million, or 31 percent, from the prior year second quarter primarily from an increase in acquisition-related expenses. Acquisition-related expenses were $2.9 million during the current quarter compared to $1.8 million in the prior quarter and $867 thousand in the prior year second quarter.

Efficiency Ratio
The current quarter efficiency ratio was 55.44 percent, a 236 basis point improvement from the prior quarter efficiency ratio of 57.80 percent. The decrease was the result of an increase in interest income and seasonal increases in gain on sale of loans and deposit service charges combined with the Company controlling operating costs.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2018	$4,718	$762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%
Third quarter 2016	626	478	2.37%	0.49%	0.84%

Net charge-offs for the current quarter were $762 thousand compared to $2.8 million for the prior quarter and $2.4 million from the same quarter last year. Current quarter provision for loan losses was $4.7 million, compared to $795 thousand in the prior quarter and $3.0 million in the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results For Six Months ended June 30, 2018
Compared to June 30, 2017

Income Summary
The following table summarizes revenue for the periods indicated:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017
Net interest income
Interest income	$220,781	$181,660	$39,121	22%
Interest expense	16,935	15,140	1,795	12%
Total net interest income	203,846	166,520	37,326	22%
Non-interest income
Service charges and other fees	35,675	33,128	2,547	8%
Miscellaneous loan fees and charges	3,720	2,072	1,648	80%
Gain on sale of loans	14,239	13,890	349	3%
Loss on sale of investments	(389)	(622)	233	(37)%
Other income	4,669	4,877	(208)	(4)%
Total non-interest income	57,914	53,345	4,569	9%
Total income	$261,760	$219,865	$41,895	19%
Net interest margin (tax-equivalent)	4.14%	4.08%

Net Interest Income
Interest income for the the first six months of 2018 increased $39.1 million, or 22 percent, from the first six months of 2017 and was primarily attributable to a $35.2 million increase in interest income from commercial loans. Interest expense of $16.9 million for the first half of 2018 increased $1.8 million over the prior year same period. Interest expense on deposits decreased $408 thousand, or 5 percent, from the prior year and was due to the decrease in wholesale deposits. Interest expense on repurchase agreements, FHLB advances, and subordinated debt increased $2.2 million, or 36 percent, over the prior year and was primarily driven by the increase in interest rates. The total funding cost (including non-interest bearing deposits) for 2018 was 36 basis points compared to 37 basis points for 2017.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2018 was 4.14 percent, a 6 basis points increase from the net interest margin of 4.08 percent for the first half of 2017. Included in the current year margin was a 14 basis points decrease compared to the prior year driven by the reduction in the federal corporate income tax rate. The increase in the margin was principally due to a shift in earning assets to higher yielding loans along with an increase in yields on the loan portfolio combined with stable cost of funds.

Non-interest Income
Non-interest income of $57.9 million for the first six months of 2018 increased $4.6 million, or 9 percent, over the same period last year. Service charges and other fees of $35.7 million for 2018 increased $2.5 million, or 8 percent, from the prior year as a result of an increased number of deposit accounts from organic growth and acquisitions. Miscellaneous loan fees and charges for the first half of 2018 increased $1.6 million, or 80 percent from the prior year as a result of the recent acquisitions and increased loan growth.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017
Compensation and employee benefits	$94,744	$78,744	$16,000	20%
Occupancy and equipment	14,936	13,206	1,730	13%
Advertising and promotions	4,700	4,142	558	13%
Data processing	8,208	6,533	1,675	26%
Other real estate owned	283	715	(432)	(60)%
Regulatory assessments and insurance	2,535	2,148	387	18%
Core deposit intangible amortization	2,804	1,240	1,564	126%
Other expenses	27,212	21,925	5,287	24%
Total non-interest expense	$155,422	$128,653	$26,769	21%

Total non-interest expense of $155.4 million for the first half of 2018 increased $26.8 million, or 21 percent, over prior year first half. Compensation and employee benefits for first six months of 2018 increased $16.0 million, or 20 percent, from the same period last year due to the increased number of employees from acquisitions and organic growth combined with annual salary increases. Occupancy and equipment expense for the first half of 2018 increased $1.7 million, or 13 percent from the prior year as a result of increased costs from acquisitions. Data processing expense for the current year increased $1.7 million, or 26 percent, from the prior year as a result of increased costs from the acquisitions. Current year other expenses of $27.2 million increased $5.3 million, or 24 percent, from the prior year and was from an increase in acquisition-related expenses. Acquisition-related expenses were $4.8 million during the first half of 2018 compared to $949 thousand in the prior year first half.

Efficiency Ratio
The efficiency ratio of 56.54 percent for the first six months of 2018 increased 237 basis points from the prior year first six months efficiency ratio of 54.17. The increase included 280 basis points related to the decrease in the federal income tax rate and the increase in acquisition-related expenses.

Provision for Loan Losses
The provision for loan losses was $5.5 million for the first half of 2018, an increase of $902 thousand from the same period in the prior year. Net charge-offs during the first half of 2018 were $3.5 million compared to $4.3 million during the same period in 2017.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as available-for-sale or held-to-maturity. Non-marketable equity securities consist of capital stock issued by the FHLB of Des Moines and are carried at cost less impairment.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income (“OCI”). The Company’s debt securities are summarized below:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$28,093	1%	$31,127	1%	$35,611	1%
U.S. government sponsored enterprises	119,360	4%	19,091	1%	19,274	1%
State and local governments	653,918	23%	629,501	26%	667,903	24%
Corporate bonds	318,422	12%	216,762	9%	422,369	15%
Residential mortgage-backed securities	886,348	32%	779,283	32%	896,364	32%
Commercial mortgage-backed securities	171,211	6%	102,479	4%	100,951	3%
Total available-for-sale	2,177,352	78%	1,778,243	73%	2,142,472	76%
Held-to-maturity
State and local governments	620,409	22%	648,313	27%	659,347	24%
Total held-to-maturity	620,409	22%	648,313	27%	659,347	24%
Total debt securities	$2,797,761	100%	$2,426,556	100%	$2,801,819	100%

The Company’s debt securities are primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory rate is used in calculating the tax-equivalent yields on the tax-exempt securities. As a result of the Tax Act, the federal statutory rate decreased from 35 percent in 2017 to 21 percent beginning in 2018. Mortgage-backed securities are primarily short, weighted-average life U.S. agency guaranteed residential mortgage pass-through securities.  To a lesser extent, mortgage-backed securities also consist of short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations and U.S. agency guaranteed commercial mortgage-backed securities. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$320,079	317,165	310,040	311,759
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	738,828	739,018	767,306	783,795
S&P: A+, A, A- / Moody’s: A1, A2, A3	172,819	177,764	167,230	175,539
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	9,005	9,242	2,271	2,372
Not rated by either entity	29,945	28,388	14,985	15,262
Below investment grade	846	850	847	860
Total	$1,271,522	1,272,427	1,262,679	1,289,587

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$710,128	711,785	717,610	735,218
General obligation - limited	187,171	191,390	195,278	203,643
Revenue	347,801	342,901	322,394	323,183
Certificate of participation	18,510	18,851	19,366	19,922
Other	7,912	7,500	8,031	7,621
Total	$1,271,522	1,272,427	1,262,679	1,289,587

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$191,416	192,229	184,491	189,932
Texas	163,159	163,471	170,786	175,217
Michigan	145,901	148,969	157,240	163,332
Montana	110,829	112,859	92,733	97,234
California	68,078	66,607	69,944	69,554
All other states	592,139	588,292	587,485	594,318
Total	$1,271,522	1,272,427	1,262,679	1,289,587

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2018. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,776	2.31%	$13,339	1.32%	$12,978	2.53%	$—	—%	$28,093	1.95%
U.S. government sponsored enterprises	—	—%	111,816	2.54%	7,544	6.06%	—	—%	—	—%	119,360	2.57%
State and local governments	23,755	1.86%	43,634	2.36%	255,851	3.63%	330,678	4.07%	—	—%	653,918	3.70%
Corporate bonds	120,866	2.28%	197,556	2.99%	—	—%	—	—%	—	—%	318,422	2.72%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	886,348	2.30%	886,348	2.30%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	171,211	2.50%	171,211	2.50%
Total available- for-sale	144,621	2.21%	354,782	2.77%	276,734	3.50%	343,656	4.01%	1,057,559	2.34%	2,177,352	2.80%
Held-to-maturity
State and local governments	—	—%	3,189	2.36%	107,480	3.15%	509,740	4.11%	—	—%	620,409	3.94%
Total held-to-maturity	—	—%	3,189	2.36%	107,480	3.15%	509,740	4.11%	—	—%	620,409	3.94%
Total debt securities	$144,621	2.21%	$357,971	2.76%	$384,214	3.40%	$853,396	4.07%	$1,057,559	2.34%	$2,797,761	3.05%

For additional information on debt securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. In June 2018, S&P issued a credit opinion affirming its AA+ rating of U.S. government long-term debt, and the outlook remains stable. In April 2018, Moody's issued a credit opinion affirming its Aaa rating of U.S. government long-term debt and the outlook remains stable. In April 2018, Fitch issued a credit opinion affirming its AAA rating of U.S. government long-term debt and the outlook remains stable. S&P, Moody's and Fitch have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates debt securities with an unrealized loss position at June 30, 2018 into two categories: securities purchased prior to 2018 and those purchased during 2018. Of those securities purchased prior to 2018, the fair market value and unrealized gain or loss at December 31, 2017 is also presented.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2018
U.S. government and federal agency	$22,023	$(191)	(1)%	$25,188	$(101)	—%
U.S. government sponsored enterprises	18,899	(331)	(2)%	19,091	(104)	(1)%
State and local governments	524,303	(20,769)	(4)%	539,912	(7,157)	(1)%
Corporate bonds	149,596	(1,118)	(1)%	151,523	(411)	—%
Residential mortgage-backed securities	631,841	(21,640)	(3)%	727,860	(7,452)	(1)%
Commercial mortgage-backed securities	88,131	(2,728)	(3)%	102,480	(1,845)	(2)%
Total	$1,434,793	$(46,777)	(3)%	$1,566,054	$(17,070)	(1)%
Temporarily impaired securities purchased during 2018
U.S. government sponsored enterprises	$100,461	$(636)	(1)%
State and local governments	39,449	(2,143)	(5)%
Corporate bonds	102,354	(470)	—%
Residential mortgage-backed securities	166,498	(1,754)	(1)%
Commercial mortgage-backed securities	83,080	(400)	—%
Total	$491,842	$(5,403)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$22,023	$(191)	(1)%
U.S. government sponsored enterprises	119,360	(967)	(1)%
State and local governments	563,752	(22,912)	(4)%
Corporate bonds	251,950	(1,588)	(1)%
Residential mortgage-backed securities	798,339	(23,394)	(3)%
Commercial mortgage-backed securities	171,211	(3,128)	(2)%
Total	$1,926,635	$(52,180)	(3)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at June 30, 2018:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	19	$(5,568)
5.1% to 10.0%	123	(13,347)
0.1% to 5.0%	972	(33,265)
Total	1,114	$(52,180)

With respect to the valuation history of the impaired debt securities, the Company identified 296 securities which have been continuously impaired for the twelve months ending June 30, 2018. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 296 debt securities which have been continuously impaired for the twelve months ended June 30, 2018, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	13	$(140)	$(28)
U.S. government sponsored enterprises	1	(94)	(94)
State and local governments	182	(14,977)	(1,467)
Corporate bonds	8	(348)	(82)
Residential mortgage-backed securities	76	(10,101)	(924)
Commercial mortgage-backed securities	16	(1,862)	(378)
Total	296	$(27,522)

Based on the Company's analysis of its impaired debt securities as of June 30, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at June 30, 2018 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at June 30, 2018 have been determined by the Company to be investment grade.

Non-marketable equity securities. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of June 30, 2018, the Company determined that none of such securities had other-than-temporary impairment.

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

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$835,382	11%	$720,728	11%	$712,726	11%
Commercial loans
Real estate	4,384,781	56%	3,577,139	55%	3,393,753	55%
Other commercial	1,940,435	25%	1,579,353	25%	1,549,067	25%
Total	6,325,216	81%	5,156,492	80%	4,942,820	80%
Consumer and other loans
Home equity	511,043	6%	457,918	7%	445,245	7%
Other consumer	277,031	4%	242,686	4%	244,971	4%
Total	788,074	10%	700,604	11%	690,216	11%
Loans receivable	7,948,672	102%	6,577,824	102%	6,345,762	102%
ALLL	(131,564)	(2)%	(129,568)	(2)%	(129,877)	(2)%
Loans receivable, net	$7,817,108	100%	$6,448,256	100%	$6,215,885	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Other real estate owned	$13,616	14,132	14,269	18,500
Accruing loans 90 days or more past due
Residential real estate	1,050	430	2,366	398
Commercial	11,200	4,701	3,582	1,493
Consumer and other	501	271	129	1,307
Total	12,751	5,402	6,077	3,198
Non-accrual loans
Residential real estate	6,851	7,188	4,924	5,698
Commercial	48,138	43,853	35,629	37,511
Consumer and other	3,181	3,408	4,280	3,974
Total	58,170	54,449	44,833	47,183
Total non-performing assets	$84,537	73,983	65,179	68,881
Non-performing assets as a percentage of subsidiary assets	0.71%	0.64%	0.68%	0.70%
ALLL as a percentage of non-performing loans	186%	213%	255%	258%
Accruing loans 30-89 days past due	$39,650	44,963	37,687	31,124
Accruing troubled debt restructurings	$34,991	41,649	38,491	31,742
Non-accrual troubled debt restructurings	$18,380	13,289	23,709	25,418
U.S. government guarantees included in non-performing assets	$7,265	4,548	2,513	1,158
Interest income [1]	$1,409	646	2,162	1,119
______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at June 30, 2018 were $84.5 million, an increase of $10.6 million, or 14 percent, from the prior quarter and an increase of $15.7 million, or 23 percent, from the prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2018 was 0.71 percent, an increase of 7 basis points from the prior quarter, and an increase of 1 basis point from the prior year second quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $39.7 million at June 30, 2018 decreased $5.3 million from the prior quarter and early stage delinquencies as a percentage of loans at June 30, 2018 was 0.50 percent which was a decrease of 9 basis points from the prior quarter and a 1 basis point increase from prior year second quarter.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $140 million and $120 million as of June 30, 2018 and December 31, 2017, respectively. The ALLL includes specific valuation allowances of $2.3 million and $5.2 million of impaired loans as of June 30, 2018 and December 31, 2017, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $53.4 million and $62.2 million as of June 30, 2018 and December 31, 2017, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2018 was $1.3 million. The fair value of the loan collateral acquired in foreclosure during 2018 was $1.1 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Balance at beginning of period	$14,269	14,269	20,954	20,954
Acquisitions	187	187	96	96
Additions	1,144	378	4,466	3,521
Write-downs	(56)	(13)	(604)	(275)
Sales	(1,928)	(689)	(10,643)	(5,796)
Balance at end of period	$13,616	14,132	14,269	18,500

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2018			December 31, 2017			June 30, 2017
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$10,903	8%	11%	$10,798	8%	11%	$11,522	9%	11%
Commercial real estate	71,245	54%	55%	68,515	53%	54%	68,503	53%	54%
Other commercial	38,664	29%	24%	39,303	30%	24%	36,984	28%	24%
Home equity	6,092	5%	6%	6,204	5%	7%	7,662	6%	7%
Other consumer	4,660	4%	4%	4,748	4%	4%	5,206	4%	4%
Total	$131,564	100%	100%	$129,568	100%	100%	$129,877	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Balance at beginning of period	$129,568	129,568	129,572	129,572
Provision for loan losses	5,513	795	10,824	4,611
Charge-offs
Residential real estate	(47)	(3)	(199)	(43)
Commercial loans	(3,651)	(2,821)	(9,044)	(3,515)
Consumer and other loans	(3,913)	(2,183)	(10,088)	(5,260)
Total charge-offs	(7,611)	(5,007)	(19,331)	(8,818)
Recoveries
Residential real estate	71	16	82	65
Commercial loans	2,051	1,211	3,569	1,362
Consumer and other loans	1,972	1,025	4,852	3,085
Total recoveries	4,094	2,252	8,503	4,512
Net charge-offs	(3,517)	(2,755)	(10,828)	(4,306)
Balance at end of period	$131,564	127,608	129,568	129,877
ALLL as a percentage of total loans	1.66%	1.66%	1.97%	2.05%
Net charge-offs as a percentage of total loans	0.04%	0.04%	0.17%	0.07%

The ALLL as a percent of total loans outstanding at June 30, 2018 was 1.66 percent, which was stable compared to the prior quarter and a decrease of 31 basis points from 1.97 percent at December 31, 2017. This decrease was primarily driven by the addition of loans from new acquisitions, as they are added to the portfolio on a fair value basis with no allowance.

The Company’s ALLL of $132 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended June 30, 2018 and 2017, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2018, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $2.0 million. During the same period in 2017, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $305 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 167 locations, including 152 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, there continues to be improvements in the economic environment and housing markets throughout the Company’s footprint. Home prices continue to increase in all of the states within the Company’s footprint. Five of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has increased slightly to 64.2 percent as of the first quarter of 2018 after bottoming out at 62.9 percent in the second quarter of 2016. The long-term average for the United States homeownership rate is at 65.3 percent. Quarterly personal income growth remains in positive territory for each of the Company’s states, while all of the states exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth throughout the Company’s footprint. The United States economy grew at or above 2.0 percent for a fourth straight quarter. All of the states in the Company’s footprint have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. There has been a slight uptick in crude oil, while base metal and natural gas prices remain steady. Certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana continues to be negatively impacted by the weak Canadian dollar. It remains to be seen how much the Tax Act will impact the Company’s economic environment. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent of the Company’s total loan portfolio and accounted for 18 percent and 24 percent of the Company’s non-accrual loans at June 30, 2018 and December 31, 2017, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Specific valuation allowance	$2,252	4,468	5,223	3,081
General valuation allowance	129,312	123,140	124,345	126,796
Total ALLL	$131,564	127,608	129,568	129,877

During 2018, the ALLL increased by $2.0 million, the net result of a $3.0 million decrease in the specific valuation allowance and a $5.0 million increase in the general valuation allowance. The specific valuation decreased as the result of a $1.2 million decrease in loans individually evaluated for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $362 million in loans collectively evaluated for impairment, excluding the current year acquisitions. At acquisition date, the assets and liabilities of the acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017
Custom and owner occupied construction	$138,171	$140,440	$109,555	$103,816	(2)%	26%	33%
Pre-sold and spec construction	96,008	100,376	72,160	76,553	(4)%	33%	25%
Total residential construction	234,179	240,816	181,715	180,369	(3)%	29%	30%
Land development	108,641	76,528	82,398	80,044	42%	32%	36%
Consumer land or lots	110,846	119,469	102,289	107,124	(7)%	8%	3%
Unimproved land	72,150	68,862	65,753	67,935	5%	10%	6%
Developed lots for operative builders	12,708	13,093	14,592	12,337	(3)%	(13)%	3%
Commercial lots	27,661	43,232	23,770	25,675	(36)%	16%	8%
Other construction	478,037	420,632	391,835	307,547	14%	22%	55%
Total land, lot, and other construction	810,043	741,816	680,637	600,662	9%	19%	35%
Owner occupied	1,302,737	1,292,206	1,132,833	1,091,119	1%	15%	19%
Non-owner occupied	1,495,532	1,449,166	1,186,066	1,148,831	3%	26%	30%
Total commercial real estate	2,798,269	2,741,372	2,318,899	2,239,950	2%	21%	25%
Commercial and industrial	909,688	865,574	751,221	769,105	5%	21%	18%
Agriculture	661,218	620,342	450,616	457,286	7%	47%	45%
1st lien	1,072,917	1,014,361	877,335	849,601	6%	22%	26%
Junior lien	64,821	66,288	51,155	53,316	(2)%	27%	22%
Total 1-4 family	1,137,738	1,080,649	928,490	902,917	5%	23%	26%
Multifamily residential	218,061	219,310	189,342	172,523	(1)%	15%	26%
Home equity lines of credit	500,036	481,204	440,105	419,940	4%	14%	19%
Other consumer	164,288	162,171	148,247	155,098	1%	11%	6%
Total consumer	664,324	643,375	588,352	575,038	3%	13%	16%
States and political subdivisions	419,025	421,252	383,252	341,159	(1)%	9%	23%
Other	149,915	132,582	144,133	144,479	13%	4%	4%
Total loans receivable, including loans held for sale	8,002,460	7,707,088	6,616,657	6,383,488	4%	21%	25%
Less loans held for sale [1]	(53,788)	(37,058)	(38,833)	(37,726)	45%	39%	43%
Total loans receivable	$7,948,672	$7,670,030	$6,577,824	$6,345,762	4%	21%	25%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Jun 30, 2018	Jun 30, 2018	Jun 30, 2018
Custom and owner occupied construction	$48	48	48	177	—	—	48
Pre-sold and spec construction	492	492	38	272	492	—	—
Total residential construction	540	540	86	449	492	—	48
Land development	7,564	7,802	7,888	8,428	901	—	6,663
Consumer land or lots	1,593	1,622	1,861	1,868	510	—	1,083
Unimproved land	9,962	10,294	10,866	11,933	8,453	28	1,481
Developed lots for operative builders	126	83	116	116	43	—	83
Commercial lots	1,059	1,312	1,312	1,559	13	—	1,046
Other construction	155	319	151	151	17	—	138
Total land, lot and other construction	20,459	21,432	22,194	24,055	9,937	28	10,494
Owner occupied	12,891	12,594	13,848	17,757	11,251	113	1,527
Non-owner occupied	15,337	5,346	4,584	2,791	7,734	7,108	495
Total commercial real estate	28,228	17,940	18,432	20,548	18,985	7,221	2,022
Commercial and industrial	7,692	6,313	5,294	4,753	6,577	1,070	45
Agriculture	10,497	10,476	3,931	2,877	7,946	2,551	—
1st lien	9,725	8,717	9,261	9,057	7,964	1,426	335
Junior lien	3,257	4,271	567	727	3,220	37	—
Total 1-4 family	12,982	12,988	9,828	9,784	11,184	1,463	335
Multifamily residential	634	652	—	—	634	—	—
Home equity lines of credit	3,112	3,312	3,292	5,864	2,205	274	633
Other consumer	393	330	322	551	210	144	39
Total consumer	3,505	3,642	3,614	6,415	2,415	418	672
States and political subdivisions	—	—	1,800	—	—	—	—
Total	$84,537	73,983	65,179	68,881	58,170	12,751	13,616

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017
Custom and owner occupied construction	$1,525	$611	$300	$493	150%	408%	209%
Pre-sold and spec construction	721	267	102	155	170%	607%	365%
Total residential construction	2,246	878	402	648	156%	459%	247%
Land development	728	585	—	—	24%	n/m	n/m
Consumer land or lots	471	485	353	808	(3)%	33%	(42)%
Unimproved land	1,450	889	662	1,115	63%	119%	30%
Developed lots for operative builders	—	464	7	—	(100)%	(100)%	n/m
Commercial lots	—	194	108	—	(100)%	(100)%	n/m
Other construction	—	76	—	—	(100)%	n/m	n/m
Total land, lot and other construction	2,649	2,693	1,130	1,923	(2)%	134%	38%
Owner occupied	3,571	13,904	4,726	5,038	(74)%	(24)%	(29)%
Non-owner occupied	8,414	3,842	2,399	6,533	119%	251%	29%
Total commercial real estate	11,985	17,746	7,125	11,571	(32)%	68%	4%
Commercial and industrial	5,745	5,746	6,472	5,825	—%	(11)%	(1)%
Agriculture	5,288	3,845	3,205	1,067	38%	65%	396%
1st lien	5,132	9,597	10,865	2,859	(47)%	(53)%	80%
Junior lien	989	240	4,348	815	312%	(77)%	21%
Total 1-4 family	6,121	9,837	15,213	3,674	(38)%	(60)%	67%
Multifamily residential	—	—	—	2,011	n/m	n/m	(100)%
Home equity lines of credit	3,940	2,316	1,962	2,819	70%	101%	40%
Other consumer	1,665	1,849	2,109	1,572	(10)%	(21)%	6%
Total consumer	5,605	4,165	4,071	4,391	35%	38%	28%
Other	11	53	69	14	(79)%	(84)%	(21)%
Total	$39,650	$44,963	$37,687	$31,124	(12)%	5%	27%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Jun 30, 2017	Jun 30, 2018	Jun 30, 2018
Pre-sold and spec construction	$(344)	(339)	(23)	(15)	17	361
Total residential construction	(344)	(339)	(23)	(15)	17	361
Land development	(107)	(5)	(143)	(46)	—	107
Consumer land or lots	(92)	(3)	222	(107)	206	298
Unimproved land	(144)	(73)	(304)	(110)	—	144
Developed lots for operative builders	33	—	(107)	(10)	33	—
Commercial lots	4	(2)	(6)	(3)	7	3
Other construction	—	—	389	390	—	—
Total land, lot and other construction	(306)	(83)	51	114	246	552
Owner occupied	1,000	962	3,908	853	1,084	84
Non-owner occupied	(4)	(47)	368	(2)	59	63
Total commercial real estate	996	915	4,276	851	1,143	147
Commercial and industrial	1,471	1,430	883	494	1,922	451
Agriculture	44	(2)	9	14	50	6
1st lien	(193)	(65)	(23)	(32)	47	240
Junior lien	(34)	(29)	719	746	47	81
Total 1-4 family	(227)	(94)	696	714	94	321
Multifamily residential	(6)	(6)	(230)	(229)	—	6
Home equity lines of credit	(38)	(32)	272	271	19	57
Other consumer	111	73	505	(8)	258	147
Total consumer	73	41	777	263	277	204
Other	1,816	893	4,389	2,100	3,862	2,046
Total	$3,517	2,755	10,828	4,306	7,611	4,094

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

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing deposit accounts and interest bearing deposit accounts such as NOW, DDA, savings, money market deposits, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. Wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts. During 2017, the Company utilized a third party vendor to transfer deposits off-balance sheet. All of such deposits were brought back onto the Company’s balance sheet during 2018. The Company’s deposits are summarized below:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$2,914,885	31%	$2,311,902	31%	$2,234,058	29%
NOW and DDA accounts	2,354,214	25%	1,695,246	22%	1,717,351	22%
Savings accounts	1,330,637	14%	1,082,604	14%	1,059,717	13%
Money market deposit accounts	1,723,681	18%	1,512,693	20%	1,608,994	21%
Certificate accounts	927,608	10%	817,259	11%	886,504	11%
Wholesale deposits	172,550	2%	160,043	2%	291,339	4%
Total interest bearing deposits	6,508,690	69%	5,267,845	69%	5,563,905	71%
Total deposits	$9,423,575	100%	$7,579,747	100%	$7,797,963	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2018	December 31, 2017
Repurchase agreements
Amount outstanding at end of period	$361,515	362,573
Weighted interest rate on outstanding amount	0.52%	0.53%
Maximum outstanding at any month-end	$395,794	497,187
Average balance	$376,385	413,873
Weighted-average interest rate	0.52%	0.45%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also assumed subordinated debt that qualifies as Tier 2 capital from the FSB acquisition. The subordinated debentures outstanding as of June 30, 2018 were $134 million, including fair value adjustments from acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
FHLB advances
Borrowing capacity	$1,988,032	1,807,787
Amount utilized	(400,419)	(360,185)
Amount available	$1,587,613	1,447,602
FRB discount window
Borrowing capacity	$898,700	1,054,103
Amount utilized	—	—
Amount available	$898,700	1,054,103
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$28,093	29,097
U.S. government sponsored enterprises	110,469	3,358
State and local governments	606,911	769,786
Corporate bonds	310,948	5,982
Residential mortgage-backed securities	271,750	115,527
Commercial mortgage-backed securities	89,118	54,998
Total unencumbered securities	$1,417,289	978,748

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 84,516,650 have been issued as of June 30, 2018. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2018. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2018 is 1.875%. As of June 30, 2018, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of June 30, 2018. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.55%	13.29%	13.29%	11.07%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

Income tax expense for the six months ended June 30, 2018 and 2017 was $17.9 million and $21.7 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 17.7 percent and 25.0 percent, respectively. The current year effective tax rate was significantly lower than the prior year and was attributable to the decrease in the federal income tax rate driven by the Tax Act. The prior year federal statutory tax rate was 35 percent and was decreased to 21 percent in the current year. Furthermore, the current year and prior year’s effective tax rates are lower due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $28.0 million and $28.6 million for the six months ended June 30, 2018 and 2017, respectively. Benefits from federal income tax credits were $3.7 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2018	$3,216	4,901	908	9,025
2019	3,315	5,500	850	9,665
2020	3,637	5,304	791	9,732
2021	3,705	4,487	737	8,929
2022	2,937	4,459	673	8,069
Thereafter	2,752	21,238	2,149	26,139
	$19,562	45,889	6,108	71,559

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2018			June 30, 2018
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$874,839	$10,149	4.64%	$829,579	$18,934	4.56%
Commercial loans [1]	6,158,095	76,834	5.00%	5,856,533	143,308	4.93%
Consumer and other loans	761,751	9,372	4.93%	740,569	17,996	4.90%
Total loans [2]	7,794,685	96,355	4.96%	7,426,681	180,238	4.89%
Tax-exempt investment securities [3]	1,085,520	12,634	4.66%	1,089,605	25,429	4.67%
Taxable investment securities [4]	1,931,846	12,630	2.62%	1,793,849	22,902	2.55%
Total earning assets	10,812,051	121,619	4.51%	10,310,135	228,569	4.47%
Goodwill and intangibles	343,201			281,673
Non-earning assets	473,750			432,533
Total assets	$11,629,002			$11,024,341
Liabilities
Non-interest bearing deposits	$2,800,719	$—	—%	$2,637,342	$—	—%
NOW and DDA accounts	2,316,927	1,009	0.17%	2,165,039	1,827	0.17%
Savings accounts	1,319,966	231	0.07%	1,252,760	423	0.07%
Money market deposit accounts	1,746,960	856	0.20%	1,689,730	1,576	0.19%
Certificate accounts	941,099	1,592	0.68%	908,940	2,911	0.65%
Total core deposits	9,125,671	3,688	0.16%	8,653,811	6,737	0.16%
Wholesale deposits [5]	153,127	929	2.43%	151,362	1,796	2.39%
FHLB advances	290,391	2,513	3.42%	257,800	4,602	3.55%
Repurchase agreements and other borrowed funds	510,636	2,031	1.60%	516,108	3,800	1.48%
Total interest bearing liabilities	10,079,825	9,161	0.36%	9,579,081	16,935	0.36%
Other liabilities	74,600			50,421
Total liabilities	10,154,425			9,629,502
Stockholders’ Equity
Common stock	845			827
Paid-in capital	1,049,270			978,046
Retained earnings	443,607			432,143
Accumulated other comprehensive loss	(19,145)			(16,177)
Total stockholders’ equity	1,474,577			1,394,839
Total liabilities and stockholders’ equity	$11,629,002			$11,024,341
Net interest income (tax-equivalent)		$112,458			$211,634
Net interest spread (tax-equivalent)			4.15%			4.11%
Net interest margin (tax-equivalent)			4.17%			4.14%

______________________________

[1]	Includes tax effect of $1.0 million and $2.0 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2018, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $2.6 million and $5.2 million on tax-exempt debt securities income for the three and six months ended June 30, 2018, respectively.

[4]	Includes tax effect of $305 thousand and $609 thousand on federal income tax credits for the three and six months ended June 30, 2018, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended June 30,
	2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,374	292	2,666
Commercial loans (tax-equivalent)	31,248	3,016	34,264
Consumer and other loans	1,512	562	2,074
Investment securities (tax-equivalent)	(3,044)	(4,531)	(7,575)
Total interest income	32,090	(661)	31,429
Interest expense
NOW and DDA accounts	187	1,111	1,298
Savings accounts	64	59	123
Money market deposit accounts	130	273	403
Certificate accounts	(59)	335	276
Wholesale deposits	(2,286)	(222)	(2,508)
FHLB advances	(510)	1,868	1,358
Repurchase agreements and other borrowed funds	(218)	1,063	845
Total interest expense	(2,692)	4,487	1,795
Net interest income (tax-equivalent)	$34,782	(5,148)	29,634

Net interest income (tax-equivalent) increased $29.6 million for the six months ended June 30, 2018 compared to the same period in 2017. The interest income for the first six months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio. The decrease in interest income on the debt securities portfolio was the result of the redeployment of cash flow from debt securities into the loan portfolio and the decrease in the tax benefit related to the tax-exempt debt securities. Total interest expense increased from prior year primarily from an increase in deposit and FHLB interest rates, which was partially offset by the decrease in wholesale deposits.

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

The Company’s assessment of market risk as of June 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2017 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

July 31, 2018	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

July 31, 2018	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO