Form 10-Q
period 2018-09-30
GLACIER BANCORP INC
filed 2018-11-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 16, 2018 was 84,521,692. No preferred shares are issued or outstanding.

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
SEC – United States Securities and Exchange Commission
Tax Act – The Tax Cuts and Jobs Act
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2018	December 31, 2017
Assets
Cash on hand and in banks	$171,394	139,948
Interest bearing cash deposits	135,710	60,056
Cash and cash equivalents	307,104	200,004
Debt securities, available-for-sale	2,103,619	1,778,243
Debt securities, held-to-maturity	590,915	648,313
Total debt securities	2,694,534	2,426,556
Loans held for sale, at fair value	50,649	38,833
Loans receivable	8,123,245	6,577,824
Allowance for loan and lease losses	(132,535)	(129,568)
Loans receivable, net	7,990,710	6,448,256
Premises and equipment, net	239,006	177,348
Other real estate owned	12,399	14,269
Accrued interest receivable	62,248	44,462
Deferred tax asset	37,264	38,344
Core deposit intangible, net	50,973	14,184
Goodwill	289,535	177,811
Non-marketable equity securities	16,502	29,884
Bank-owned life insurance	81,850	59,351
Other assets	76,328	37,047
Total assets	$11,909,102	9,706,349
Liabilities
Non-interest bearing deposits	$3,103,112	2,311,902
Interest bearing deposits	6,498,070	5,267,845
Securities sold under agreements to repurchase	408,754	362,573
Federal Home Loan Bank advances	155,328	353,995
Other borrowed funds	9,944	8,224
Subordinated debentures	134,055	126,135
Accrued interest payable	4,065	3,450
Other liabilities	103,162	73,168
Total liabilities	10,416,490	8,507,292
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	845	780
Paid-in capital	1,050,463	797,997
Retained earnings - substantially restricted	471,021	402,259
Accumulated other comprehensive loss	(29,717)	(1,979)
Total stockholders’ equity	1,492,612	1,199,057
Total liabilities and stockholders’ equity	$11,909,102	9,706,349
Number of common stock shares issued and outstanding	84,521,093	78,006,956

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest Income
Investment securities	$21,971	19,987	64,483	63,305
Residential real estate loans	10,356	8,326	29,290	24,594
Commercial loans	80,587	59,875	221,926	166,027
Consumer and other loans	9,991	8,276	27,987	24,198
Total interest income	122,905	96,464	343,686	278,124
Interest Expense
Deposits	4,837	4,564	13,370	13,505
Securities sold under agreements to repurchase	570	537	1,541	1,362
Federal Home Loan Bank advances	2,132	1,398	6,734	4,642
Other borrowed funds	63	21	105	55
Subordinated debentures	1,558	1,132	4,345	3,228
Total interest expense	9,160	7,652	26,095	22,792
Net Interest Income	113,745	88,812	317,591	255,332
Provision for loan losses	3,194	3,327	8,707	7,938
Net interest income after provision for loan losses	110,551	85,485	308,884	247,394
Non-Interest Income
Service charges and other fees	19,504	17,307	55,179	50,435
Miscellaneous loan fees and charges	1,807	1,211	5,527	3,283
Gain on sale of loans	7,256	9,141	21,495	23,031
(Loss) gain on sale of debt securities	(367)	77	(756)	(545)
Other income	4,216	3,449	8,885	8,326
Total non-interest income	32,416	31,185	90,330	84,530
Non-Interest Expense
Compensation and employee benefits	49,927	41,297	144,671	120,041
Occupancy and equipment	7,914	6,500	22,850	19,706
Advertising and promotions	2,432	2,239	7,132	6,381
Data processing	3,752	3,647	11,960	10,180
Other real estate owned	2,674	817	2,957	1,532
Regulatory assessments and insurance	1,277	1,214	3,812	3,362
Core deposit intangibles amortization	1,735	640	4,539	1,880
Other expenses	13,118	12,198	40,330	34,123
Total non-interest expense	82,829	68,552	238,251	197,205
Income Before Income Taxes	60,138	48,118	160,963	134,719
Federal and state income tax expense	10,802	11,639	28,684	33,298
Net Income	$49,336	36,479	132,279	101,421
Basic earnings per share	$0.58	0.47	1.59	1.31
Diluted earnings per share	$0.58	0.47	1.59	1.31
Dividends declared per share	$0.26	0.51	0.75	0.93
Average outstanding shares - basic	84,518,407	78,004,450	83,294,111	77,379,514
Average outstanding shares - diluted	84,593,122	78,065,942	83,362,323	77,442,944

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Income	$49,336	36,479	132,279	101,421
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale debt securities	(14,190)	(2,835)	(46,597)	17,172
Reclassification adjustment for (losses) gains included in net income	(151)	(77)	195	519
Net unrealized (losses) gains on available-for-sale debt securities	(14,341)	(2,912)	(46,402)	17,691
Tax effect	3,634	1,129	11,759	(6,853)
Net of tax amount	(10,707)	(1,783)	(34,643)	10,838
Unrealized gains (losses) on derivatives used for cash flow hedges	1,234	45	7,302	(1,799)
Reclassification adjustment for losses included in net income	469	1,182	1,946	3,776
Net unrealized gains on derivatives used for cash flow hedges	1,703	1,227	9,248	1,977
Tax effect	(431)	(476)	(2,343)	(766)
Net of tax amount	1,272	751	6,905	1,211
Total other comprehensive (loss) income, net of tax	(9,435)	(1,032)	(27,738)	12,049
Total Comprehensive Income	$39,901	35,447	104,541	113,470

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Months ended September 30, 2018 and 2017

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Net income	—	—	—	101,421	—	101,421
Other comprehensive income	—	—	—	—	12,049	12,049
Cash dividends declared ($0.93 per share)	—	—	—	(72,427)	—	(72,427)
Stock issued in connection with acquisitions	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	99,893	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,616	—	—	1,616
Balance at September 30, 2017	78,006,956	$780	797,381	403,373	4,667	1,206,201
Balance at December 31, 2017	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	132,279	—	132,279
Other comprehensive loss	—	—	—	—	(27,738)	(27,738)
Cash dividends declared ($0.75 per share)	—	—	—	(63,517)	—	(63,517)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	81,269	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,724	—	—	1,724
Balance at September 30, 2018	84,521,093	$845	1,050,463	471,021	(29,717)	1,492,612

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017
Operating Activities
Net income	$132,279	101,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,707	7,938
Net amortization of debt securities	10,088	16,265
Net accretion of purchase accounting adjustments	(2,962)	(4,534)
Amortization of debt modification costs	1,237	—
Origination of loans held for sale	(647,932)	(672,055)
Proceeds from loans held for sale	669,344	730,082
Gain on sale of loans	(21,495)	(23,031)
Loss on sale of debt securities	756	545
Bank-owned life insurance income, net	(1,782)	(1,032)
Stock-based compensation, net of tax benefits	2,523	1,449
Depreciation of premises and equipment	11,543	10,989
Loss (gain) on sale and write-downs of other real estate owned, net	2,347	(1,808)
Amortization of core deposit intangibles	4,539	1,880
Amortization of investments in variable interest entities	5,070	3,581
Net increase in accrued interest receivable	(10,581)	(3,564)
Net (increase) decrease in other assets	(6,820)	6,147
Net increase (decrease) in accrued interest payable	170	(431)
Net increase in other liabilities	10,481	4,609
Net cash provided by operating activities	167,512	178,451
Investing Activities
Sales of available-for-sale debt securities	224,612	247,748
Maturities, prepayments and calls of available-for-sale debt securities	259,102	347,450
Purchases of available-for-sale debt securities	(550,096)	(28,301)
Maturities, prepayments and calls of held-to-maturity debt securities	55,202	18,910
Principal collected on loans	1,908,670	1,472,757
Loan originations	(2,500,098)	(2,022,508)
Net additions to premises and equipment	(13,984)	(7,682)
Proceeds from sale of other real estate owned	3,370	11,812
Proceeds from redemption of non-marketable equity securities	73,199	47,805
Purchases of non-marketable equity securities	(62,585)	(42,598)
Proceeds from bank-owned life insurance	1,331	437
Investments in variable interest entities	(30,685)	(16,541)
Net cash received from (paid in) acquisitions	101,268	(4,091)
Net cash (used in) provided by investing activities	(530,694)	25,198

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017
Financing Activities
Net increase in deposits	$706,469	98,013
Net increase (decrease) in securities sold under agreements to repurchase	17,001	(20,054)
Net decrease in short-term Federal Home Loan Bank advances	(200,000)	(62,800)
Proceeds from long-term Federal Home Loan Bank advances	—	150,000
Repayments of long-term Federal Home Loan Bank advances	(641)	(208,097)
Net (decrease) increase in other borrowed funds	(9,823)	3,803
Cash dividends paid	(41,542)	(95,332)
Tax withholding payments for stock-based compensation	(1,182)	(1,513)
Net cash provided by (used in) financing activities	470,282	(135,980)
Net increase in cash, cash equivalents and restricted cash	107,100	67,669
Cash, cash equivalents and restricted cash at beginning of period	200,004	152,541
Cash, cash equivalents and restricted cash at end of period	$307,104	220,210
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$25,925	23,223
Cash paid during the period for income taxes	18,440	29,315
Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$406	531
Transfer of loans to other real estate owned	4,066	3,844
Dividends declared but not paid	22,240	232
Acquisitions
Fair value of common stock shares issued	250,807	46,673
Cash consideration for outstanding shares	16,265	17,342
Effective settlement of a pre-existing relationship	10,054	—
Fair value of assets acquired	1,549,158	355,230
Liabilities assumed	1,383,756	321,824

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of September 30, 2018, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2018 and 2017, and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2018 and 2017. The condensed consolidated statement of financial condition of the Company as of December 31, 2017 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results anticipated for the year ending December 31, 2018.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $56,519,000 and $52,058,000 for the nine months ended September 30, 2018 and 2017, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2018 and December 31, 2017 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Accounting Guidance Pending Adoption at September 30, 2018
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

Receivables - Nonrefundable Fees and Other Costs. In March 2017, FASB amended ASC Subtopic 310-20 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity should apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in the state and local governments category. If the Company were to adopt these amendments as of October 1, 2018, the Company estimates that $22,612,000 of the premium associated with debt securities would be adjusted to retained earnings. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date, including accounting policies and procedures, and doesn’t expect to early adopt.

Goodwill and Other Intangibles. In January 2017, FASB amended ASC Topic 350 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 4.

Financial Instruments. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities will be replaced with an allowance approach. The Company formed a project team and is actively reviewing the standard for developing and implementing processes and procedures to ensure it is fully compliant with the amendments at adoption date. For additional information on the ALLL, see Note 3.

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

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$25,363	64	(160)	25,267
U.S. government sponsored enterprises	120,498	—	(1,948)	118,550
State and local governments	647,908	10,040	(13,934)	644,014
Corporate bonds	306,057	696	(1,528)	305,225
Residential mortgage-backed securities	855,183	183	(29,202)	826,164
Commercial mortgage-backed securities	188,273	—	(3,874)	184,399
Total available-for-sale	2,143,282	10,983	(50,646)	2,103,619
Held-to-maturity
State and local governments	590,915	7,482	(14,840)	583,557
Total held-to-maturity	590,915	7,482	(14,840)	583,557
Total debt securities	$2,734,197	18,465	(65,486)	2,687,176

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$31,216	54	(143)	31,127
U.S. government sponsored enterprises	19,195	—	(104)	19,091
State and local governments	614,366	20,299	(5,164)	629,501
Corporate bonds	216,443	802	(483)	216,762
Residential mortgage-backed securities	785,960	1,253	(7,930)	779,283
Commercial mortgage-backed securities	104,324	25	(1,870)	102,479
Total available-for-sale	1,771,504	22,433	(15,694)	1,778,243
Held-to-maturity
State and local governments	648,313	20,346	(8,573)	660,086
Total held-to-maturity	648,313	20,346	(8,573)	660,086
Total debt securities	$2,419,817	42,779	(24,267)	2,438,329

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2018. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$151,030	150,658	—	—
Due after one year through five years	322,470	319,836	4,551	4,555
Due after five years through ten years	284,496	285,279	108,553	106,980
Due after ten years	341,830	337,283	477,811	472,022
	1,099,826	1,093,056	590,915	583,557
Mortgage-backed securities [1]	1,043,456	1,010,563	—	—
Total	$2,143,282	2,103,619	590,915	583,557
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Available-for-sale
Proceeds from sales and calls of debt securities	$12,135	155,894	245,581	268,557
Gross realized gains [1]	188	278	203	3,345
Gross realized losses [1]	(37)	(201)	(398)	(3,864)
Held-to-maturity
Proceeds from calls of debt securities	28,435	3,675	57,370	18,910
Gross realized gains [1]	12	—	76	153
Gross realized losses [1]	(530)	—	(637)	(179)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Debt securities with an unrealized loss position are summarized as follows:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,553	(28)	8,887	(132)	15,440	(160)
U.S. government sponsored enterprises	112,590	(1,791)	5,960	(157)	118,550	(1,948)
State and local governments	215,703	(4,959)	145,908	(8,975)	361,611	(13,934)
Corporate bonds	173,308	(820)	60,862	(708)	234,170	(1,528)
Residential mortgage-backed securities	328,829	(6,397)	471,471	(22,805)	800,300	(29,202)
Commercial mortgage-backed securities	104,099	(1,240)	74,278	(2,634)	178,377	(3,874)
Total available-for-sale	$941,082	(15,235)	767,366	(35,411)	1,708,448	(50,646)
Held-to-maturity
State and local governments	$201,181	(6,234)	90,502	(8,606)	291,683	(14,840)
Total held-to-maturity	$201,181	(6,234)	90,502	(8,606)	291,683	(14,840)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,208	(5)	13,179	(138)	14,387	(143)
U.S. government sponsored enterprises	14,926	(56)	3,425	(48)	18,351	(104)
State and local governments	61,126	(689)	121,181	(4,475)	182,307	(5,164)
Corporate bonds	99,636	(264)	29,034	(219)	128,670	(483)
Residential mortgage-backed securities	372,175	(3,050)	254,721	(4,880)	626,896	(7,930)
Commercial mortgage-backed securities	37,650	(469)	62,968	(1,401)	100,618	(1,870)
Total available-for-sale	$586,721	(4,533)	484,508	(11,161)	1,071,229	(15,694)
Held-to-maturity
State and local governments	$21,207	(186)	105,486	(8,387)	126,693	(8,573)
Total held-to-maturity	$21,207	(186)	105,486	(8,387)	126,693	(8,573)

Based on an analysis of its debt securities with unrealized losses as of September 30, 2018 and December 31, 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At September 30, 2018, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2018	December 31, 2017
Residential real estate loans	$862,830	720,728
Commercial loans
Real estate	4,527,577	3,577,139
Other commercial	1,921,955	1,579,353
Total	6,449,532	5,156,492
Consumer and other loans
Home equity	528,404	457,918
Other consumer	282,479	242,686
Total	810,883	700,604
Loans receivable	8,123,245	6,577,824
Allowance for loan and lease losses	(132,535)	(129,568)
Loans receivable, net	$7,990,710	6,448,256
Net deferred origination (fees) costs included in loans receivable	$(4,876)	(2,643)
Net purchase accounting (discounts) premiums included in loans receivable	$(26,601)	(16,325)
Weighted-average interest rate on loans (tax-equivalent)	4.94%	4.81%

The following tables summarize the activity in the ALLL by loan class:

	Three Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,564	10,903	71,245	38,664	6,092	4,660
Provision for loan losses	3,194	54	2,922	(257)	(165)	640
Charge-offs	(4,294)	(210)	(909)	(897)	(82)	(2,196)
Recoveries	2,071	7	308	447	83	1,226
Balance at end of period	$132,535	10,754	73,566	37,957	5,928	4,330

	Three Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,877	11,522	68,503	36,984	7,662	5,206
Provision for loan losses	3,327	(10)	2,214	696	(682)	1,109
Charge-offs	(5,983)	(44)	(3,227)	(374)	(15)	(2,323)
Recoveries	2,355	12	735	514	16	1,078
Balance at end of period	$129,576	11,480	68,225	37,820	6,981	5,070

	Nine Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	8,707	135	5,941	415	(359)	2,575
Charge-offs	(11,905)	(257)	(2,132)	(3,325)	(101)	(6,090)
Recoveries	6,165	78	1,242	1,564	184	3,097
Balance at end of period	$132,535	10,754	73,566	37,957	5,928	4,330

	Nine Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	7,938	(946)	6,403	551	(324)	2,254
Charge-offs	(14,801)	(87)	(5,261)	(1,855)	(458)	(7,140)
Recoveries	6,867	77	1,310	1,301	191	3,988
Balance at end of period	$129,576	11,480	68,225	37,820	6,981	5,070

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$123,576	14,007	81,170	21,973	3,569	2,857
Collectively evaluated for impairment	7,999,669	848,823	4,446,407	1,899,982	524,835	279,622
Total loans receivable	$8,123,245	862,830	4,527,577	1,921,955	528,404	282,479
ALLL
Individually evaluated for impairment	$1,690	83	650	687	5	265
Collectively evaluated for impairment	130,845	10,671	72,916	37,270	5,923	4,065
Total ALLL	$132,535	10,754	73,566	37,957	5,928	4,330

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$119,994	12,399	77,536	23,032	3,755	3,272
Collectively evaluated for impairment	6,457,830	708,329	3,499,603	1,556,321	454,163	239,414
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686
ALLL
Individually evaluated for impairment	$5,223	246	500	3,851	56	570
Collectively evaluated for impairment	124,345	10,552	68,015	35,452	6,148	4,178
Total ALLL	$129,568	10,798	68,515	39,303	6,204	4,748

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

The following tables disclose information related to impaired loans by loan class:

	At or for the Three or Nine Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$20,021	2,367	9,843	6,878	38	895
Unpaid principal balance	20,327	2,442	10,043	6,878	38	926
Specific valuation allowance	1,690	83	650	687	5	265
Average balance - three months	18,267	2,434	10,005	4,775	19	1,034
Average balance - nine months	19,599	2,868	8,286	7,034	72	1,339
Loans without a specific valuation allowance
Recorded balance	103,555	11,640	71,327	15,095	3,531	1,962
Unpaid principal balance	125,552	12,845	88,290	18,245	4,110	2,062
Average balance - three months	113,734	10,783	76,027	21,604	3,560	1,760
Average balance - nine months	111,037	10,154	77,489	18,293	3,488	1,613
Total
Recorded balance	123,576	14,007	81,170	21,973	3,569	2,857
Unpaid principal balance	145,879	15,287	98,333	25,123	4,148	2,988
Specific valuation allowance	1,690	83	650	687	5	265
Average balance - three months	132,001	13,217	86,032	26,379	3,579	2,794
Average balance - nine months	130,636	13,022	85,775	25,327	3,560	2,952

	At or for the Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,689	2,978	4,545	8,183	186	1,797
Unpaid principal balance	18,400	3,046	4,573	8,378	199	2,204
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	18,986	2,928	5,851	8,477	359	1,371
Loans without a specific valuation allowance
Recorded balance	102,305	9,421	72,991	14,849	3,569	1,475
Unpaid principal balance	122,833	10,380	89,839	16,931	4,098	1,585
Average balance	107,945	9,834	76,427	15,129	4,734	1,821
Total
Recorded balance	119,994	12,399	77,536	23,032	3,755	3,272
Unpaid principal balance	141,233	13,426	94,412	25,309	4,297	3,789
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	126,931	12,762	82,278	23,606	5,093	3,192

Interest income recognized on impaired loans for the nine months ended September 30, 2018 and 2017 was not significant.

The following tables present an aging analysis of the recorded investment in loans by loan class:

	September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$13,973	667	5,621	4,325	1,856	1,504
Accruing loans 60-89 days past due	11,208	6,242	989	2,049	1,015	913
Accruing loans 90 days or more past due	4,333	2,063	466	1,461	122	221
Non-accrual loans	55,373	7,855	34,267	9,833	2,924	494
Total past due and non-accrual loans	84,887	16,827	41,343	17,668	5,917	3,132
Current loans receivable	8,038,358	846,003	4,486,234	1,904,287	522,487	279,347
Total loans receivable	$8,123,245	862,830	4,527,577	1,921,955	528,404	282,479

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$26,375	6,252	12,546	3,634	2,142	1,801
Accruing loans 60-89 days past due	11,312	794	5,367	3,502	987	662
Accruing loans 90 days or more past due	6,077	2,366	609	2,973	—	129
Non-accrual loans	44,833	4,924	27,331	8,298	3,338	942
Total past due and non-accrual loans	88,597	14,336	45,853	18,407	6,467	3,534
Current loans receivable	6,489,227	706,392	3,531,286	1,560,946	451,451	239,152
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686

The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	2	—	—	1	—	1
Pre-modification recorded balance	$312	—	—	7	—	305
Post-modification recorded balance	$312	—	—	7	—	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

	Three Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	1	1	3	—	—
Pre-modification recorded balance	$956	317	386	253	—	—
Post-modification recorded balance	$956	317	386	253	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Nine Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	22	3	8	8	2	1
Pre-modification recorded balance	$21,582	666	12,901	7,458	252	305
Post-modification recorded balance	$21,468	666	12,787	7,458	252	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

	Nine Months ended September 30, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	22	4	7	8	2	1
Pre-modification recorded balance	$22,912	652	13,003	9,069	178	10
Post-modification recorded balance	$20,230	652	10,321	9,069	178	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

The modifications for the TDRs that occurred during the nine months ended September 30, 2018 and 2017 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $5,782,000 and $5,152,000 for the nine months ended September 30, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and home equity for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had $791,000 and $743,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2018 and December 31, 2017, the Company had $2,559,000 and $893,000, respectively, of OREO secured by residential real estate properties.

Note 4. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net carrying value at beginning of period	$289,535	177,811	177,811	147,053
Acquisitions	—	—	111,724	30,758
Net carrying value at end of period	$289,535	177,811	289,535	177,811

The Company performed its annual goodwill impairment test during the third quarter of 2018 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2018 and December 31, 2017.

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

(Dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Loans receivable	$73,862	57,796
Accrued interest receivable	157	94
Other assets	41,811	15,885
Total assets	$115,830	73,775
Liabilities
Other borrowed funds	$9,743	7,964
Accrued interest payable	14	1
Other liabilities	30	98
Total liabilities	$9,787	8,063

Unconsolidated Variable Interest Entities
The Company has equity investments in Low-Income Housing Tax Credit (“LIHTC”) partnerships with carrying values of $31,702,000 and $9,169,000 as of September 30, 2018 and December 31, 2017, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $10,293,000 at September 30, 2018, of which $3,856,000 is expected to be fulfilled in 2018 and $6,437,000 is expected to be fulfilled in 2019. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2018 and 2017.

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amortization expense	$1,177	682	3,098	1,825
Tax credits and other tax benefits recognized	1,651	1,040	4,314	2,792

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

Note 6. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $408,754,000 and $362,573,000 at September 30, 2018 and December 31, 2017, respectively, and are secured by debt securities with carrying values of $489,635,000 and $475,601,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	30 - 90 Days	Greater Than 90 Days	Total
State and local governments	$19,188	—	39,461	58,649
Residential mortgage-backed securities	349,157	—	—	349,157
Commercial mortgage-backed securities	948	—	—	948
Total	$369,293	—	39,461	408,754

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	30 - 90 Days	Greater Than 90 Days	Total
Residential mortgage-backed securities	$360,751	—	—	360,751
Commercial mortgage-backed securities	1,822	—	—	1,822
Total	$362,573	—	—	362,573

Note 7. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
As of September 30, 2018, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. As such, no amount of ineffectiveness has been included in the Company’s statements of operations for the three and nine months ended September 30, 2018 and 2017. Therefore, the aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $5,993,000 for the nine months ended September 30, 2018 and 2017, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $1,835,000 of the unrealized loss reported in OCI at September 30, 2018 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate swaps
Amount of gain (loss) recognized in OCI (effective portion)	$1,234	45	7,302	(1,799)
Amount of loss reclassified from OCI to interest expense	(469)	(1,182)	(1,946)	(3,776)
Amount of loss recognized in other non-interest expense (ineffective portion)	—	—	—	—

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$2,006	(2,006)	—	—	—	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$2,148	(2,006)	142	9,389	—	9,389

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of debt securities totaling $4,935,000 at September 30, 2018. There was $0 collateral pledged from the counterparty to the Company as of September 30, 2018. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Residential Real Estate Derivatives
At September 30, 2018, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2018 and December 31, 2017, loans with interest rate lock commitments totaled $97,427,000 and $67,861,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. It has been the Company’s practice to enter into “best efforts” forward sales commitments for the future delivery of residential real estate loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded. Due to the forward sales commitments being short-term in nature, the corresponding derivatives were not significant and were not recorded. During 2018, the Company also began to enter into free-standing derivatives to mitigate the interest rate risk associated with certain residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced securities (“TBA”) which are used to economically hedge the interest rate risk associated with certain residential real estate loans held for sale and unfunded commitments. At September 30, 2018, TBA commitments were $71,000,000 and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans.

Note 8. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Mergers and acquisition expenses	$1,336	245	6,098	1,194
Consulting and outside services	1,986	1,247	5,160	3,651
Telephone	1,187	988	3,350	2,899
Debit card expenses	533	1,840	3,321	5,352
Employee expenses	1,089	1,055	3,022	2,969
Loan expenses	947	653	2,735	2,266
VIE amortization and other expenses	1,118	1,041	2,530	2,453
Postage	772	646	2,327	2,007
Printing and supplies	769	605	2,252	1,913
Business development	672	641	1,782	1,434
Legal fees	464	319	1,245	825
Accounting and audit fees	383	499	1,194	1,508
ATM expenses	293	641	927	1,335
Checking and operating expenses	404	564	871	1,291
Other	1,165	1,214	3,516	3,026
Total other expenses	$13,118	12,198	40,330	34,123

Note 9. Accumulated Other Comprehensive Loss

The following table illustrates the activity within accumulated other comprehensive loss by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income (loss) before reclassifications	10,520	(1,102)	9,418
Reclassification adjustments for losses included in net income	318	2,313	2,631
Net current period other comprehensive income	10,838	1,211	12,049
Balance at September 30, 2017	$12,477	(7,810)	4,667
Balance at December 31, 2017	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(34,789)	5,452	(29,337)
Reclassification adjustments for losses included in net income	146	1,453	1,599
Net current period other comprehensive (loss) income	(34,643)	6,905	(27,738)
Balance at September 30, 2018	$(29,612)	(105)	(29,717)

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income available to common stockholders, basic and diluted	$49,336	36,479	132,279	101,421
Average outstanding shares - basic	84,518,407	78,004,450	83,294,111	77,379,514
Add: dilutive restricted stock awards and stock options	74,715	61,492	68,212	63,430
Average outstanding shares - diluted	84,593,122	78,065,942	83,362,323	77,442,944
Basic earnings per share	$0.58	0.47	1.59	1.31
Diluted earnings per share	$0.58	0.47	1.59	1.31

There were no restricted stock awards or stock options excluded from the diluted average outstanding share calculation for the nine months ended September 30, 2018 and 2017, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2018 and 2017.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2018.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $239,000 and net gains of $893,000 for the nine month periods ended September 30, 2018 and 2017, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$25,267	—	25,267	—
U.S. government sponsored enterprises	118,550	—	118,550	—
State and local governments	644,014	—	644,014	—
Corporate bonds	305,225	—	305,225	—
Residential mortgage-backed securities	826,164	—	826,164	—
Commercial mortgage-backed securities	184,399	—	184,399	—
Loans held for sale, at fair value	50,649	—	50,649	—
Total assets measured at fair value on a recurring basis	$2,154,268	—	2,154,268	—
Interest rate swaps	$142	—	142	—
Total liabilities measured at fair value on a recurring basis	$142	—	142	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$31,127	—	31,127	—
U.S. government sponsored enterprises	19,091	—	19,091	—
State and local governments	629,501	—	629,501	—
Corporate bonds	216,762	—	216,762	—
Residential mortgage-backed securities	779,283	—	779,283	—
Commercial mortgage-backed securities	102,479	—	102,479	—
Loans held for sale, at fair value	38,833	—	38,833	—
Total assets measured at fair value on a recurring basis	$1,817,076	—	1,817,076	—
Interest rate swaps	$9,389	—	9,389	—
Total liabilities measured at fair value on a recurring basis	$9,389	—	9,389	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2018.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$3,457	—	—	3,457
Collateral-dependent impaired loans, net of ALLL	9,257	—	—	9,257
Total assets measured at fair value on a non-recurring basis	$12,714	—	—	12,714

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,296	—	—	2,296
Collateral-dependent impaired loans, net of ALLL	6,339	—	—	6,339
Total assets measured at fair value on a non-recurring basis	$8,635	—	—	8,635

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2018	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$3,457	Sales comparison approach	Selling costs	7.0% - 15.0% (7.5%)
Collateral-dependent impaired loans, net of ALLL	$13	Cost approach	Selling costs	20.0% - 20.0% (20.0%)
	4,197	Sales comparison approach	Selling costs	8.0% - 20.0% (10.4%)
	5,047	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$9,257

	Fair Value December 31, 2017	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$2,296	Sales comparison approach	Selling costs	0.0% - 10.0% (6.0%)
Collateral-dependent impaired loans, net of ALLL	$238	Cost approach	Selling costs	10.0% - 20.0% (10.6%)
	2,541	Sales comparison approach	Selling costs	8.0% - 10.0% (9.4%)
	3,560	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$6,339
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$307,104	307,104	—	—
Debt securities, held-to-maturity	590,915	—	583,557	—
Loans receivable, net of ALLL	7,990,710	—	—	8,002,596
Total financial assets	$8,888,729	307,104	583,557	8,002,596
Financial liabilities
Term deposits	$1,083,882	—	1,085,035	—
FHLB advances	155,328	—	155,281	—
Repurchase agreements and other borrowed funds	418,698	—	418,699	—
Subordinated debentures	134,055	—	123,363	—
Total financial liabilities	$1,791,963	—	1,782,378	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$200,004	200,004	—	—
Debt securities, held-to-maturity	648,313	—	660,086	—
Loans receivable, net of ALLL	6,448,256	—	6,219,515	114,771
Total financial assets	$7,296,573	200,004	6,879,601	114,771
Financial liabilities
Term deposits	$977,302	—	978,803	—
FHLB advances	353,995	—	352,886	—
Repurchase agreements and other borrowed funds	370,797	—	370,797	—
Subordinated debentures	126,135	—	98,023	—
Total financial liabilities	$1,828,229	—	1,800,509	—

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

The Company incurred $4,670,000 and $1,276,000 of expenses in connection with the FSB and Collegiate acquisitions, respectively, during the nine months ended September 30, 2018. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of FSB was approximately $29,901,000 and net income was approximately $7,793,000 from February 28, 2018 to September 30, 2018. Total income consisting of net interest income and non-interest income of the acquired operations of Collegiate was approximately $16,957,000 and net income was approximately $3,472,000 from January 31, 2018 to September 30, 2018.

The following unaudited pro forma summary presents consolidated information of the Company as if the FSB and Collegiate acquisitions had occurred on January 1, 2017:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest income and non-interest income	$146,161	135,768	416,611	385,875
Net income	49,336	41,623	127,668	116,174

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Operating results
Net income	$49,336	44,384	38,559	36,479	132,279	101,421
Basic earnings per share	$0.58	0.53	0.48	0.47	1.59	1.31
Diluted earnings per share	$0.58	0.52	0.48	0.47	1.59	1.31
Dividends declared per share [1]	$0.26	0.26	0.23	0.51	0.75	0.93
Market value per share
Closing	$43.09	38.68	38.38	37.76	43.09	37.76
High	$46.28	41.47	41.24	37.76	46.28	38.03
Low	$38.37	35.77	36.72	31.50	35.77	31.50
Selected ratios and other data
Number of common stock shares outstanding	84,521,093	84,516,650	84,511,472	78,006,956	84,521,093	78,006,956
Average outstanding shares - basic	84,518,407	84,514,257	80,808,904	78,004,450	83,294,111	77,379,514
Average outstanding shares - diluted	84,593,122	84,559,268	80,887,135	78,065,942	83,362,323	77,442,944
Return on average assets (annualized)	1.66%	1.53%	1.50%	1.46%	1.57%	1.40%
Return on average equity (annualized)	13.10%	12.07%	11.90%	11.87%	12.38%	11.49%
Efficiency ratio	52.26%	55.44%	57.80%	53.44%	55.01%	53.92%
Dividend payout ratio [1]	44.83%	49.06%	47.92%	108.51%	47.17%	70.99%
Loan to deposit ratio	85.13%	84.92%	81.83%	84.43%	85.13%	84.43%
Number of full time equivalent employees	2,572	2,605	2,545	2,250	2,572	2,250
Number of locations	164	167	166	145	164	145
Number of ATMs	215	221	223	200	215	200
______________________________

[1]	Includes a special dividend declared of $0.30 per share for the three and nine months ended September 30, 2017.

The Company reported net income of $49.3 million for the current quarter, an increase of $12.8 million, or 35 percent, from the $36.5 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.58 per share, an increase of $0.11, or 23 percent, from the prior year third quarter diluted earnings per share of $0.47. Included in the current quarter was $1.3 million of acquisition-related expenses.

Net income for the nine months ended September 30, 2018 was $132 million, an increase of $30.9 million, or 30 percent, from the $101 million of net income for the first nine months of the prior year. Diluted earnings per share for the first nine months of 2018 was $1.59 per share, an increase of $0.28, or 21 percent, from the diluted earnings per share of $1.31 for the same period in the prior year.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017
Cash and cash equivalents	$307,104	368,132	200,004	220,210	(61,028)	107,100	86,894
Debt securities, available-for-sale	2,103,619	2,177,352	1,778,243	1,886,517	(73,733)	325,376	217,102
Debt securities, held-to-maturity	590,915	620,409	648,313	655,128	(29,494)	(57,398)	(64,213)
Total debt securities	2,694,534	2,797,761	2,426,556	2,541,645	(103,227)	267,978	152,889
Loans receivable
Residential real estate	862,830	835,382	720,728	734,242	27,448	142,102	128,588
Commercial real estate	4,527,577	4,384,781	3,577,139	3,503,976	142,796	950,438	1,023,601
Other commercial	1,921,955	1,940,435	1,579,353	1,575,514	(18,480)	342,602	346,441
Home equity	528,404	511,043	457,918	452,291	17,361	70,486	76,113
Other consumer	282,479	277,031	242,686	243,410	5,448	39,793	39,069
Loans receivable	8,123,245	7,948,672	6,577,824	6,509,433	174,573	1,545,421	1,613,812
Allowance for loan and lease losses	(132,535)	(131,564)	(129,568)	(129,576)	(971)	(2,967)	(2,959)
Loans receivable, net	7,990,710	7,817,108	6,448,256	6,379,857	173,602	1,542,454	1,610,853
Other assets	916,754	914,643	631,533	656,890	2,111	285,221	259,864
Total assets	$11,909,102	11,897,644	9,706,349	9,798,602	11,458	2,202,753	2,110,500

The Company successfully executed its strategy to stay below $10 billion in total assets as of December 31, 2017 to delay the impact of the Durbin Amendment for one additional year. The Durbin Amendment, which was passed as part of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charge fee income in the future. As a result, the Company’s annual service charge fee income is expected to decline by approximately $17 - $20 million (pre-tax) beginning July 2019. During the year, the Company surpassed $10 billion in total assets and ended the current quarter at $11.909 billion, which was an increase of $2.203 billion, or 23 percent, from the prior year end resulting from current year acquisitions along with organic growth in loans.

Total debt securities of $2.695 billion at September 30, 2018 decreased $103 million, or 4 percent, during the current quarter and increased $153 million, or 6 percent, from the prior year third quarter. Debt securities represented 23 percent of total assets at September 30, 2018 compared to 26 percent of total assets at September 30, 2017.

The loan portfolio of $8.123 billion increased $175 million, or 9 percent annualized, during the current quarter. The loan category with the largest increase was commercial real estate loans which increased $143 million, or 3 percent. Excluding the FSB and Collegiate acquisitions, the loan portfolio increased $632 million, or 10 percent, since September 30, 2017 and was primarily driven by growth in commercial real estate loans, which increased $406 million, or 12 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017
Deposits
Non-interest bearing deposits	$3,103,112	2,914,885	2,311,902	2,355,983	188,227	791,210	747,129
NOW and DDA accounts	2,346,050	2,354,214	1,695,246	1,733,353	(8,164)	650,804	612,697
Savings accounts	1,345,163	1,330,637	1,082,604	1,081,056	14,526	262,559	264,107
Money market deposit accounts	1,722,975	1,723,681	1,512,693	1,564,738	(706)	210,282	158,237
Certificate accounts	932,461	927,608	817,259	846,005	4,853	115,202	86,456
Core deposits, total	9,449,761	9,251,025	7,419,704	7,581,135	198,736	2,030,057	1,868,626
Wholesale deposits	151,421	172,550	160,043	186,019	(21,129)	(8,622)	(34,598)
Deposits, total	9,601,182	9,423,575	7,579,747	7,767,154	177,607	2,021,435	1,834,028
Securities sold under agreements to repurchase	408,754	361,515	362,573	453,596	47,239	46,181	(44,842)
Federal Home Loan Bank advances	155,328	395,037	353,995	153,685	(239,709)	(198,667)	1,643
Other borrowed funds	9,944	9,917	8,224	8,243	27	1,720	1,701
Subordinated debentures	134,055	134,058	126,135	126,099	(3)	7,920	7,956
Other liabilities	107,227	99,550	76,618	83,624	7,677	30,609	23,603
Total liabilities	$10,416,490	10,423,652	8,507,292	8,592,401	(7,162)	1,909,198	1,824,089

Core deposits of $9.450 billion as of September 30, 2018 increased $199 million, or 2 percent, from the prior quarter. Excluding acquisitions, core deposits increased $554 million, or 7 percent, from the prior year third quarter. The Company benefited from the increase in non-interest bearing deposits which increased $188 million, or 6 percent from the prior quarter and organically increased $276 million, or 12 percent from the prior year third quarter.

Securities sold under agreements to repurchase (“repurchase agreements”) of $409 million at September 30, 2018 increased $47.2 million, or 13 percent, over the prior quarter and decreased $44.8 million, or 10 percent, over prior year third quarter. Federal Home Loan Bank (“FHLB”) advances of $155 million at September 30, 2018, decreased $240 million over the prior quarter and remained stable from the prior year third quarter. FHLB advances continue to fluctuate to supplement deposit growth and fund loan growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017
Common equity	$1,522,329	1,494,274	1,201,036	1,201,534	28,055	321,293	320,795
Accumulated other comprehensive (loss) income	(29,717)	(20,282)	(1,979)	4,667	(9,435)	(27,738)	(34,384)
Total stockholders’ equity	1,492,612	1,473,992	1,199,057	1,206,201	18,620	293,555	286,411
Goodwill and core deposit intangible, net	(340,508)	(342,243)	(191,995)	(192,609)	1,735	(148,513)	(147,899)
Tangible stockholders’ equity	$1,152,104	1,131,749	1,007,062	1,013,592	20,355	145,042	138,512

Stockholders’ equity to total assets	12.53%	12.39%	12.35%	12.31%
Tangible stockholders’ equity to total tangible assets	9.96%	9.79%	10.58%	10.55%
Book value per common share	$17.66	17.44	15.37	15.46	0.22	2.29	2.20
Tangible book value per common share	$13.63	13.39	12.91	12.99	0.24	0.72	0.64

Tangible stockholders’ equity of $1.152 billion at September 30, 2018 increased $20 million compared to the prior quarter which was the result of earnings retention. Tangible stockholders’ equity increased $139 million over the prior year third quarter which was the result of earnings retention and $181 million and $69.8 million of Company stock issued for the acquisitions of FSB and Collegiate, respectively. These increases more than offset the increase in goodwill and core deposit intangibles associated with the acquisitions and the decrease in accumulated other comprehensive loss. Tangible book value per common share at quarter end increased $0.24 per share from the prior quarter and increased $0.64 per share from a year ago.

Cash Dividends
On September 26, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share. The dividend was payable October 18, 2018 to shareholders of record on October 9, 2018. The dividend was the 134th consecutive quarterly dividend. Regular quarterly dividends declared for the first nine months of 2018 were $0.75 per share, an increase of $0.12 per share, or 19 percent, over the same period last year. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2018
Compared to June 30, 2018, March 31, 2018 and September 30, 2017

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Sep 30, 2017	Jun 30, 2018	Mar 31, 2018	Sep 30, 2017
Net interest income
Interest income	$122,905	117,715	103,066	96,464	5,190	19,839	26,441
Interest expense	9,160	9,161	7,774	7,652	(1)	1,386	1,508
Total net interest income	113,745	108,554	95,292	88,812	5,191	18,453	24,933
Non-interest income
Service charges and other fees	19,504	18,804	16,871	17,307	700	2,633	2,197
Miscellaneous loan fees and charges	1,807	2,243	1,477	1,211	(436)	330	596
Gain on sale of loans	7,256	8,142	6,097	9,141	(886)	1,159	(1,885)
(Loss) gain on sale of investments	(367)	(56)	(333)	77	(311)	(34)	(444)
Other income	4,216	2,695	1,974	3,449	1,521	2,242	767
Total non-interest income	32,416	31,828	26,086	31,185	588	6,330	1,231
Total income	$146,161	140,382	121,378	119,997	5,779	24,783	26,164
Net interest margin (tax-equivalent)	4.26%	4.17%	4.10%	4.11%

Net Interest Income
The current quarter interest income of $123 million increased $5.2 million, or 4 percent, from the prior quarter and increased $26.4 million, or 27 percent, over the prior year third quarter with both increases primarily attributable to the increase in interest income from commercial loans. Interest income on commercial loans increased $4.8 million, or 6 percent, from the prior quarter and increased $20.7 million, or 35 percent, from the prior year third quarter.

The current quarter interest expense of $9.2 million remained stable from the prior quarter and increased $1.5 million, or 20 percent, from the prior year third quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 36 basis points compared to 36 basis points for the prior quarter and 35 basis points for the prior year third quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.26 percent compared to 4.17 percent in the prior quarter. The 9 basis points increase in the net interest margin was primarily the result of increased yields on the loan portfolio and a 2 basis points increase in loan discount accretion from the fair value adjustments of recently acquired banks. The current quarter net interest margin increased 15 basis points over the prior year third quarter net interest margin of 4.11 percent. Included in the current quarter margin was a 14 basis points decrease due to the reduction in the federal corporate income tax rate in 2018 by the Tax Cut and Jobs Act (“Tax Act”). The increase in the margin from the prior year third quarter resulted from the remix of earning assets to higher yielding loans, increased yields on the loan portfolio, and stable funding costs.

Non-interest Income
Non-interest income for the current quarter totaled $32.4 million, an increase of $588 thousand, or 2 percent, from the prior quarter and an increase of $1.2 million, or 4 percent, over the same quarter last year. Service charges and other fees of $19.5 million for the current quarter, increased $700 thousand, or 4 percent, from the prior quarter and increased $2.2 million, or 13 percent, from the prior year third quarter with such increases primarily due to the increased number of accounts from organic growth and acquisitions. Miscellaneous loan fees and charges decreased $436 thousand, or 19 percent from prior quarter as a result of seasonality and increased $596 thousand, or 49 percent, from the prior year third quarter as a result of the recent acquisitions and increased loan growth. Gain on sale of loans decreased $886 thousand, or 11 percent, from the prior quarter as a result of seasonal activity and decreased $1.9 million, or 21 percent from the prior year third quarter as result of the decrease in purchase and refinance activity. Other income increased $1.5 million, or 56 percent, from the prior quarter and was primarily due to a $2.3 million gain on sale of a former branch building. Compared to the prior year third quarter, other income increased $767 thousand, or 22 percent, due to the sale of the former branch building, which was partially offset by the $1.3 million decrease in gain on sale of other real estate owned (“OREO”).

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Sep 30, 2017	Jun 30, 2018	Mar 31, 2018	Sep 30, 2017
Compensation and employee benefits	$49,927	49,023	45,721	41,297	904	4,206	8,630
Occupancy and equipment	7,914	7,662	7,274	6,500	252	640	1,414
Advertising and promotions	2,432	2,530	2,170	2,239	(98)	262	193
Data processing	3,752	4,241	3,967	3,647	(489)	(215)	105
Other real estate owned	2,674	211	72	817	2,463	2,602	1,857
Regulatory assessments and insurance	1,277	1,329	1,206	1,214	(52)	71	63
Core deposit intangibles amortization	1,735	1,748	1,056	640	(13)	679	1,095
Other expenses	13,118	15,051	12,161	12,198	(1,933)	957	920
Total non-interest expense	$82,829	81,795	73,627	68,552	1,034	9,202	14,277

Total non-interest expense of $82.8 million for the current quarter increased $1.0 million, or 1 percent, over the prior quarter and increased $14.3 million, or 21 percent, over the prior year third quarter. Compensation and employee benefits increased by $904 thousand, or 2 percent, from the prior quarter. Compensation and employee benefits increased by $8.6 million, or 21 percent, from the prior year third quarter principally due to the increased number of employees from acquisitions. Occupancy and equipment expense increased $1.4 million, or 22 percent, over the prior year third quarter and was attributable to increased costs from acquisitions. OREO expenses increased $2.5 million from the prior quarter and increased $1.9 million from the prior year third quarter, due to a write down of $2.2 million on a single property. Other expenses decreased $1.9 million, or 13 percent, from the prior quarter and was primarily due to a decrease in acquisition-related expenses. Compared to the prior year third quarter, other expenses increased $920 thousand, or 8 percent. Acquisition-related expenses were $1.3 million during the current quarter compared to $2.9 million in the prior quarter and $245 thousand in the prior year third quarter.

Efficiency Ratio
The current quarter efficiency ratio was 52.26 percent, a 318 basis points improvement from the prior quarter efficiency ratio of 55.44 percent. The improvement was the result of increases in net interest income and non-interest income, including the $2.3 million gain on the sale of the former branch building. In addition, there was a decrease in acquisition-related expenses and the Company continues to control its operating costs.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2018	$3,194	$2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%
Fourth quarter 2016	1,139	4,101	2.28%	0.45%	0.76%

Net charge-offs for the current quarter were $2.2 million compared to $762 thousand for the prior quarter and $3.6 million from the same quarter last year. Current quarter provision for loan losses was $3.2 million, compared to $4.7 million in the prior quarter and $3.3 million in the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results For Nine Months ended September 30, 2018
Compared to September 30, 2017

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017
Net interest income
Interest income	$343,686	$278,124	$65,562	24%
Interest expense	26,095	22,792	3,303	14%
Total net interest income	317,591	255,332	62,259	24%
Non-interest income
Service charges and other fees	55,179	50,435	4,744	9%
Miscellaneous loan fees and charges	5,527	3,283	2,244	68%
Gain on sale of loans	21,495	23,031	(1,536)	(7)%
Loss on sale of investments	(756)	(545)	(211)	39%
Other income	8,885	8,326	559	7%
Total non-interest income	90,330	84,530	5,800	7%
Total income	$407,921	$339,862	$68,059	20%
Net interest margin (tax-equivalent)	4.18%	4.09%

Net Interest Income
Interest income for the first nine months of 2018 increased $65.6 million, or 24 percent, from the first nine months of 2017 and was principally due to a $55.9 million increase in interest income from commercial loans. Interest expense of $26.1 million for the first nine months of 2018 increased $3.3 million over the prior year same period. Interest expense on repurchase agreements, FHLB advances, and subordinated debt increased $3.4 million, or 37 percent, over the prior year and was primarily driven by the increase in market interest rates. The Company has maintained stable funding costs through its focus on growing non-interest bearing deposits and continued pricing discipline. The total funding cost was 36 basis points for the first nine months of 2018 and 2017.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2018 was 4.18 percent, a 9 basis points increase from the net interest margin of 4.09 percent for the first nine months of 2017. Included in the current year margin was a 14 basis points decrease compared to the prior year driven by the reduction in the federal corporate income tax rate. The increase in the margin from the prior year resulted from the remix of earning assets to higher yielding loans, increased yields on the loan portfolio, and stable funding costs.

Non-interest Income
Non-interest income of $90.3 million for the first nine months of 2018 increased $5.8 million, or 7 percent, over the same period last year. Service charges and other fees of $55.2 million for 2018 increased $4.7 million, or 9 percent, from the prior year as a result of an increased number of deposit accounts from organic growth and acquisitions. Miscellaneous loan fees and charges for the first nine months of 2018 increased $2.2 million, or 68 percent from the prior year as a result of the recent acquisitions and increased loan growth. Gain on sale of loans decreased $1.5 million, or 7 percent, from the prior year first nine months due to the decrease purchase and refinance activity. Other income of $8.9 million, increased $559 thousand, or 7 percent, from the prior year first nine months with increases of $1.9 million from the sale of bank assets and a decrease of $2.5 million from the gain on sale of OREO.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017
Compensation and employee benefits	$144,671	$120,041	$24,630	21%
Occupancy and equipment	22,850	19,706	3,144	16%
Advertising and promotions	7,132	6,381	751	12%
Data processing	11,960	10,180	1,780	17%
Other real estate owned	2,957	1,532	1,425	93%
Regulatory assessments and insurance	3,812	3,362	450	13%
Core deposit intangible amortization	4,539	1,880	2,659	141%
Other expenses	40,330	34,123	6,207	18%
Total non-interest expense	$238,251	$197,205	$41,046	21%

Total non-interest expense of $238.3 million for the first nine months of 2018 increased $41.0 million, or 21 percent, over prior year same period. Compensation and employee benefits for the first nine months of 2018 increased $24.6 million, or 21 percent, from the same period last year due to the increased number of employees from acquisitions. Occupancy and equipment expense for the first nine months of 2018 increased $3.1 million, or 16 percent from the prior year as a result of increased costs from acquisitions. Data processing expense for the current year increased $1.8 million, or 17 percent, from the prior year as a result of increased costs from the acquisitions and organic growth. Current year other expenses of $40.3 million increased $6.2 million, or 18 percent, from the prior year due to an increase in acquisition-related expenses. Acquisition-related expenses were $6.1 million during the first nine months of 2018 compared to $1.2 million in the prior year first nine months.

Efficiency Ratio
The efficiency ratio of 55.01 percent for the first nine months of 2018 increased 109 basis points from the prior year first nine months efficiency ratio of 53.92. The increase included 140 basis points related to the decrease in the federal income tax rate and a 117 basis points increase in acquisition-related expenses.

Provision for Loan Losses
The provision for loan losses was $8.7 million for the first nine months of 2018, an increase of $769 thousand from the same period in the prior year. Net charge-offs during the first nine months of 2018 were $5.7 million compared to $7.9 million during the same period in 2017.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as available-for-sale or held-to-maturity. Non-marketable equity securities primarily consist of capital stock issued by the FHLB of Des Moines and are carried at cost less impairment.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income (“OCI”). The Company’s debt securities are summarized below:

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$25,267	1%	$31,127	1%	$34,046	1%
U.S. government sponsored enterprises	118,550	4%	19,091	1%	19,267	1%
State and local governments	644,014	24%	629,501	26%	641,973	25%
Corporate bonds	305,225	11%	216,762	9%	249,990	10%
Residential mortgage-backed securities	826,164	31%	779,283	32%	838,929	33%
Commercial mortgage-backed securities	184,399	7%	102,479	4%	102,312	4%
Total available-for-sale	2,103,619	78%	1,778,243	73%	1,886,517	74%
Held-to-maturity
State and local governments	590,915	22%	648,313	27%	655,128	26%
Total held-to-maturity	590,915	22%	648,313	27%	655,128	26%
Total debt securities	$2,694,534	100%	$2,426,556	100%	$2,541,645	100%

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

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$359,662	353,705	310,040	311,759
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	682,356	675,334	767,306	783,795
S&P: A+, A, A- / Moody’s: A1, A2, A3	158,945	162,211	167,230	175,539
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	8,740	8,921	2,271	2,372
Not rated by either entity	28,070	26,349	14,985	15,262
Below investment grade	1,050	1,051	847	860
Total	$1,238,823	1,227,571	1,262,679	1,289,587

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$679,273	674,136	717,610	735,218
General obligation - limited	184,222	186,299	195,278	203,643
Revenue	351,976	344,064	322,394	323,183
Certificate of participation	15,463	15,663	19,366	19,922
Other	7,889	7,409	8,031	7,621
Total	$1,238,823	1,227,571	1,262,679	1,289,587

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$187,202	185,590	184,491	189,932
Texas	160,844	159,714	170,786	175,217
Michigan	145,748	147,126	157,240	163,332
Montana	109,280	110,061	92,733	97,234
Ohio	62,434	62,111	65,207	66,840
All other states	573,315	562,969	592,222	597,032
Total	$1,238,823	1,227,571	1,262,679	1,289,587

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2018. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$2,666	2.60%	$10,919	2.22%	$11,682	1.66%	$—	—%	$25,267	1.99%
U.S. government sponsored enterprises	—	—%	111,103	2.54%	7,447	6.06%	—	—%	—	—%	118,550	2.57%
State and local governments	10,727	1.87%	40,773	2.44%	266,913	3.63%	325,601	4.04%	—	—%	644,014	3.73%
Corporate bonds	139,931	2.36%	165,294	3.05%	—	—%	—	—%	—	—%	305,225	2.73%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	826,164	2.30%	826,164	2.30%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	184,399	2.63%	184,399	2.63%
Total available- for-sale	150,658	2.32%	319,836	2.79%	285,279	3.56%	337,283	3.96%	1,010,563	2.36%	2,103,619	2.84%
Held-to-maturity
State and local governments	—	—%	4,551	2.43%	108,553	3.13%	477,811	4.08%	—	—%	590,915	3.90%
Total held-to-maturity	—	—%	4,551	2.43%	108,553	3.13%	477,811	4.08%	—	—%	590,915	3.90%
Total debt securities	$150,658	2.32%	$324,387	2.79%	$393,832	3.44%	$815,094	4.03%	$1,010,563	2.36%	$2,694,534	3.07%

For additional information on debt securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Other-Than-Temporary Impairment on Securities Analysis
Debt securities. In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell the security or if it is more-likely-than-not that the Company will be required to sell the debt security. In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives. For debt securities with limited or inactive markets, the impact of macroeconomic conditions in the U.S. upon fair value estimates includes higher risk-adjusted discount rates and changes in credit ratings provided by NRSRO. S&P, Moody's and Fitch have all issued stable outlooks of U.S. government long-term debt and have similar credit ratings and outlooks with respect to certain long-term debt instruments issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other U.S. government agencies linked to the long-term U.S. debt.

The following table separates debt securities with an unrealized loss position at September 30, 2018 into two categories: securities purchased prior to 2018 and those purchased during 2018. Of those securities purchased prior to 2018, the fair market value and unrealized gain or loss at December 31, 2017 is also presented.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2018
U.S. government and federal agency	$15,440	$(160)	(1)%	$18,721	$(104)	(1)%
U.S. government sponsored enterprises	18,841	(407)	(2)%	19,092	(104)	(1)%
State and local governments	587,423	(27,580)	(5)%	612,490	(6,041)	(1)%
Corporate bonds	137,092	(958)	(1)%	139,257	(410)	—%
Residential mortgage-backed securities	598,593	(25,709)	(4)%	743,549	(7,197)	(1)%
Commercial mortgage-backed securities	79,525	(2,905)	(4)%	101,348	(1,808)	(2)%
Total	$1,436,914	$(57,719)	(4)%	$1,634,457	$(15,664)	(1)%
Temporarily impaired securities purchased during 2018
U.S. government sponsored enterprises	$99,709	$(1,541)	(2)%
State and local governments	65,871	(1,194)	(2)%
Corporate bonds	97,078	(570)	(1)%
Residential mortgage-backed securities	201,707	(3,493)	(2)%
Commercial mortgage-backed securities	98,852	(969)	(1)%
Total	$563,217	$(7,767)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$15,440	$(160)	(1)%
U.S. government sponsored enterprises	118,550	(1,948)	(2)%
State and local governments	653,294	(28,774)	(4)%
Corporate bonds	234,170	(1,528)	(1)%
Residential mortgage-backed securities	800,300	(29,202)	(4)%
Commercial mortgage-backed securities	178,377	(3,874)	(2)%
Total	$2,000,131	$(65,486)	(3)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the various ranges of unrealized loss as a percent of book value at September 30, 2018:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	27	$(7,235)
5.1% to 10.0%	176	(18,902)
0.1% to 5.0%	1,035	(39,349)
Total	1,238	$(65,486)

With respect to the valuation history of the impaired debt securities, the Company identified 408 securities which have been continuously impaired for the twelve months ending September 30, 2018. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 408 debt securities which have been continuously impaired for the twelve months ended September 30, 2018, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	12	$(132)	$(26)
U.S. government sponsored enterprises	2	(157)	(110)
State and local governments	218	(17,581)	(1,500)
Corporate bonds	18	(708)	(109)
Residential mortgage-backed securities	135	(22,805)	(1,040)
Commercial mortgage-backed securities	23	(2,634)	(424)
Total	408	$(44,017)

Based on the Company's analysis of its impaired debt securities as of September 30, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at September 30, 2018 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at September 30, 2018 have been determined by the Company to be investment grade.

Non-marketable equity securities. Non-marketable equity securities are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities as of September 30, 2018, the Company determined that none of such securities had other-than-temporary impairment.

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

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$862,830	11%	$720,728	11%	$734,242	11%
Commercial loans
Real estate	4,527,577	57%	3,577,139	55%	3,503,976	55%
Other commercial	1,921,955	24%	1,579,353	25%	1,575,514	25%
Total	6,449,532	81%	5,156,492	80%	5,079,490	80%
Consumer and other loans
Home equity	528,404	7%	457,918	7%	452,291	7%
Other consumer	282,479	3%	242,686	4%	243,410	4%
Total	810,883	10%	700,604	11%	695,701	11%
Loans receivable	8,123,245	102%	6,577,824	102%	6,509,433	102%
ALLL	(132,535)	(2)%	(129,568)	(2)%	(129,576)	(2)%
Loans receivable, net	$7,990,710	100%	$6,448,256	100%	$6,379,857	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Other real estate owned	$12,399	13,616	14,269	14,359
Accruing loans 90 days or more past due
Residential real estate	2,063	1,050	2,366	420
Commercial	1,927	11,200	3,582	3,261
Consumer and other	343	501	129	263
Total	4,333	12,751	6,077	3,944
Non-accrual loans
Residential real estate	7,855	6,851	4,924	5,321
Commercial	44,100	48,138	35,629	36,464
Consumer and other	3,418	3,181	4,280	4,985
Total	55,373	58,170	44,833	46,770
Total non-performing assets	$72,105	84,537	65,179	65,073
Non-performing assets as a percentage of subsidiary assets	0.61%	0.71%	0.68%	0.67%
ALLL as a percentage of non-performing loans	222%	186%	255%	256%
Accruing loans 30-89 days past due	$25,181	39,650	37,687	29,115
Accruing troubled debt restructurings	$35,080	34,991	38,491	31,093
Non-accrual troubled debt restructurings	$12,911	18,380	23,709	22,134
U.S. government guarantees included in non-performing assets	$5,791	7,265	2,513	1,913
Interest income [1]	$2,042	1,409	2,162	1,679
______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets at September 30, 2018 were $72.1 million, a decrease of $12.4 million, or 15 percent, from the prior quarter and an increase of $7.0 million, or 11 percent, from the prior year third quarter. Non-performing assets as a percentage of subsidiary assets at September 30, 2018 was 0.61 percent, a decrease of 10 basis points from the prior quarter, and a decrease of 6 basis points from the prior year third quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $25.2 million at September 30, 2018 decreased $14.5 million from the prior quarter and decreased $3.9 million from the prior year third quarter. Early stage delinquencies as a percentage of loans at September 30, 2018 was 0.31 percent which was a decrease of 19 basis points from the prior quarter and a 14 basis point decrease from prior year third quarter.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $124 million and $120 million as of September 30, 2018 and December 31, 2017, respectively. The ALLL includes specific valuation allowances of $1.7 million and $5.2 million of impaired loans as of September 30, 2018 and December 31, 2017, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $48.0 million and $62.2 million as of September 30, 2018 and December 31, 2017, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2018 was $5.8 million. The fair value of the loan collateral acquired in foreclosure during 2018 was $4.1 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Balance at beginning of period	$14,269	14,269	20,954	20,954
Acquisitions	187	187	96	96
Additions	4,066	1,144	4,466	3,844
Write-downs	(2,541)	(56)	(604)	(443)
Sales	(3,582)	(1,928)	(10,643)	(10,092)
Balance at end of period	$12,399	13,616	14,269	14,359

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2018			December 31, 2017			September 30, 2017
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$10,754	8%	11%	$10,798	8%	11%	$11,480	9%	11%
Commercial real estate	73,566	56%	56%	68,515	53%	54%	68,225	53%	54%
Other commercial	37,957	29%	24%	39,303	30%	24%	37,820	29%	24%
Home equity	5,928	4%	6%	6,204	5%	7%	6,981	5%	7%
Other consumer	4,330	3%	3%	4,748	4%	4%	5,070	4%	4%
Total	$132,535	100%	100%	$129,568	100%	100%	$129,576	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Balance at beginning of period	$129,568	129,568	129,572	129,572
Provision for loan losses	8,707	5,513	10,824	7,938
Charge-offs
Residential real estate	(257)	(47)	(199)	(87)
Commercial loans	(5,457)	(3,651)	(9,044)	(7,116)
Consumer and other loans	(6,191)	(3,913)	(10,088)	(7,598)
Total charge-offs	(11,905)	(7,611)	(19,331)	(14,801)
Recoveries
Residential real estate	78	71	82	77
Commercial loans	2,806	2,051	3,569	2,611
Consumer and other loans	3,281	1,972	4,852	4,179
Total recoveries	6,165	4,094	8,503	6,867
Net charge-offs	(5,740)	(3,517)	(10,828)	(7,934)
Balance at end of period	$132,535	131,564	129,568	129,576
ALLL as a percentage of total loans	1.63%	1.66%	1.97%	1.99%
Net charge-offs as a percentage of total loans	0.07%	0.04%	0.17%	0.12%

The ALLL as a percent of total loans outstanding at September 30, 2018 was 1.63 percent, which was a 3 basis points decrease compared to the prior quarter and a decrease of 36 basis points from a year ago. The Company’s ALLL of $133 million is considered adequate to absorb probable and incurred losses from any class of its loan portfolio. For the periods ended September 30, 2018 and 2017, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2018, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $3.0 million. During the same period in 2017, the provision for loan losses exceeded loan charge-offs, net of recoveries, by $4 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 164 locations, including 148 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, the economic environment and housing markets throughout the Company’s footprint continue to show positive signs of improvement. Home prices continue to increase in all of the states within the Company’s footprint. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States has increased slightly to 64.3 percent as of the first quarter of 2018 after bottoming out at 62.9 percent in the second quarter of 2016. The long-term average for the United States homeownership rate is at 65.2 percent. Quarterly personal income growth remains in positive territory for each of the Company’s states, while all of the states except Montana and Wyoming exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth throughout the Company’s footprint. The United States economy grew at or above 2.0 percent for a fifth straight quarter. All of the states in the Company’s footprint have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. There has been a slight uptick in crude oil and base metal prices, while natural gas prices remain steady. Certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. However, Canadian tourism in Washington, Idaho and Montana continues to be negatively impacted by the weak Canadian dollar. It remains to be seen how much the Tax Act will impact the Company’s economic environment. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent of the Company’s total loan portfolio and accounted for 18 percent and 24 percent of the Company’s non-accrual loans at September 30, 2018 and December 31, 2017, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Specific valuation allowance	$1,690	2,252	5,223	4,077
General valuation allowance	130,845	129,312	124,345	125,499
Total ALLL	$132,535	131,564	129,568	129,576

During 2018, the ALLL increased by $3.0 million, the net result of a $3.5 million decrease in the specific valuation allowance and a $6.5 million increase in the general valuation allowance. Although loans individually evaluated for impairment with a specific impairment increased from the prior year, the specific valuation allowance decreased primarily as a result of the improvement of a single loan.  The increase in the general valuation allowance since the prior year end was a result of an increase of $553 million in loans collectively evaluated for impairment, excluding the current year acquisitions and was driven primarily from growth in the loan portfolio. At acquisition date, the assets and liabilities of the acquired banks are recorded at their estimated fair values which results in no ALLL carried over on loans from acquired banks.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017
Custom and owner occupied construction	$123,369	$138,171	$109,555	$106,615	(11)%	13%	16%
Pre-sold and spec construction	109,214	96,008	72,160	82,023	14%	51%	33%
Total residential construction	232,583	234,179	181,715	188,638	(1)%	28%	23%
Land development	125,272	108,641	82,398	83,414	15%	52%	50%
Consumer land or lots	123,979	110,846	102,289	99,866	12%	21%	24%
Unimproved land	75,183	72,150	65,753	64,610	4%	14%	16%
Developed lots for operative builders	14,922	12,708	14,592	12,830	17%	2%	16%
Commercial lots	30,255	27,661	23,770	25,984	9%	27%	16%
Other construction	487,428	478,037	391,835	367,060	2%	24%	33%
Total land, lot, and other construction	857,039	810,043	680,637	653,764	6%	26%	31%
Owner occupied	1,330,024	1,302,737	1,132,833	1,109,796	2%	17%	20%
Non-owner occupied	1,564,182	1,495,532	1,186,066	1,180,976	5%	32%	32%
Total commercial real estate	2,894,206	2,798,269	2,318,899	2,290,772	3%	25%	26%
Commercial and industrial	884,414	909,688	751,221	766,970	(3)%	18%	15%
Agriculture	672,916	661,218	450,616	468,168	2%	49%	44%
1st lien	1,109,308	1,072,917	877,335	873,061	3%	26%	27%
Junior lien	59,345	64,821	51,155	53,337	(8)%	16%	11%
Total 1-4 family	1,168,653	1,137,738	928,490	926,398	3%	26%	26%
Multifamily residential	222,647	218,061	189,342	185,891	2%	18%	20%
Home equity lines of credit	521,778	500,036	440,105	429,483	4%	19%	21%
Other consumer	166,788	164,288	148,247	153,363	2%	13%	9%
Total consumer	688,566	664,324	588,352	582,846	4%	17%	18%
States and political subdivisions	429,409	419,025	383,252	351,869	2%	12%	22%
Other	123,461	149,915	144,133	142,826	(18)%	(14)%	(14)%
Total loans receivable, including loans held for sale	8,173,894	8,002,460	6,616,657	6,558,142	2%	24%	25%
Less loans held for sale [1]	(50,649)	(53,788)	(38,833)	(48,709)	(6)%	30%	4%
Total loans receivable	$8,123,245	$7,948,672	$6,577,824	$6,509,433	2%	23%	25%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Sep 30, 2018	Sep 30, 2018	Sep 30, 2018
Custom and owner occupied construction	$1,599	48	48	177	—	1,599	—
Pre-sold and spec construction	474	492	38	267	474	—	—
Total residential construction	2,073	540	86	444	474	1,599	—
Land development	5,147	7,564	7,888	8,116	843	—	4,304
Consumer land or lots	1,592	1,593	1,861	2,451	526	—	1,066
Unimproved land	9,815	9,962	10,866	10,320	8,307	28	1,480
Developed lots for operative builders	68	126	116	116	43	—	25
Commercial lots	1,046	1,059	1,312	1,374	—	—	1,046
Other construction	147	155	151	151	9	—	138
Total land, lot and other construction	17,815	20,459	22,194	22,528	9,728	28	8,059
Owner occupied	11,246	12,891	13,848	14,207	9,978	34	1,234
Non-owner occupied	10,847	15,337	4,584	4,251	10,574	—	273
Total commercial real estate	22,093	28,228	18,432	18,458	20,552	34	1,507
Commercial and industrial	5,615	7,692	5,294	5,190	4,956	409	250
Agriculture	7,856	10,497	3,931	3,998	6,804	1,052	—
1st lien	9,543	9,725	9,261	7,688	8,922	528	93
Junior lien	2,610	3,257	567	591	709	—	1,901
Total 1-4 family	12,153	12,982	9,828	8,279	9,631	528	1,994
Multifamily residential	613	634	—	—	613	—	—
Home equity lines of credit	3,470	3,112	3,292	4,151	2,397	508	565
Other consumer	417	393	322	225	218	175	24
Total consumer	3,887	3,505	3,614	4,376	2,615	683	589
States and political subdivisions	—	—	1,800	1,800	—	—	—
Total	$72,105	84,537	65,179	65,073	55,373	4,333	12,399

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017
Custom and owner occupied construction	$4,502	$1,525	$300	$415	195%	1,401%	985%
Pre-sold and spec construction	494	721	102	451	(31)%	384%	10%
Total residential construction	4,996	2,246	402	866	122%	1,143%	477%
Land development	516	728	—	5	(29)%	n/m	10,220%
Consumer land or lots	235	471	353	615	(50)%	(33)%	(62)%
Unimproved land	629	1,450	662	621	(57)%	(5)%	1%
Developed lots for operative builders	—	—	7	—	n/m	(100)%	n/m
Commercial lots	—	—	108	15	n/m	(100)%	(100)%
Total land, lot and other construction	1,380	2,649	1,130	1,256	(48)%	22%	10%
Owner occupied	2,872	3,571	4,726	4,450	(20)%	(39)%	(35)%
Non-owner occupied	1,131	8,414	2,399	5,502	(87)%	(53)%	(79)%
Total commercial real estate	4,003	11,985	7,125	9,952	(67)%	(44)%	(60)%
Commercial and industrial	4,791	5,745	6,472	5,784	(17)%	(26)%	(17)%
Agriculture	1,332	5,288	3,205	780	(75)%	(58)%	71%
1st lien	3,795	5,132	10,865	2,973	(26)%	(65)%	28%
Junior lien	420	989	4,348	3,463	(58)%	(90)%	(88)%
Total 1-4 family	4,215	6,121	15,213	6,436	(31)%	(72)%	(35)%
Multifamily residential	—	—	—	237	n/m	n/m	(100)%
Home equity lines of credit	2,467	3,940	1,962	2,065	(37)%	26%	19%
Other consumer	1,903	1,665	2,109	1,735	14%	(10)%	10%
Total consumer	4,370	5,605	4,071	3,800	(22)%	7%	15%
Other	94	11	69	4	755%	36%	2,250%
Total	$25,181	$39,650	$37,687	$29,115	(36)%	(33)%	(14)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2018	Jun 30, 2018	Dec 31, 2017	Sep 30, 2017	Sep 30, 2018	Sep 30, 2018
Custom and owner occupied construction	$—	—	—	58	—	—
Pre-sold and spec construction	(348)	(344)	(23)	(19)	17	365
Total residential construction	(348)	(344)	(23)	39	17	365
Land development	(110)	(107)	(143)	(67)	—	110
Consumer land or lots	(121)	(92)	222	(150)	206	327
Unimproved land	(288)	(144)	(304)	(177)	—	288
Developed lots for operative builders	33	33	(107)	(16)	33	—
Commercial lots	3	4	(6)	(4)	7	4
Other construction	(4)	—	389	390	—	4
Total land, lot and other construction	(487)	(306)	51	(24)	246	733
Owner occupied	902	1,000	3,908	3,416	1,084	182
Non-owner occupied	(6)	(4)	368	214	59	65
Total commercial real estate	896	996	4,276	3,630	1,143	247
Commercial and industrial	1,893	1,471	883	429	2,527	634
Agriculture	39	44	9	(11)	50	11
1st lien	8	(193)	(23)	(201)	257	249
Junior lien	486	(34)	719	746	959	473
Total 1-4 family	494	(227)	696	545	1,216	722
Multifamily residential	(6)	(6)	(230)	(229)	—	6
Home equity lines of credit	(39)	(38)	272	262	101	140
Other consumer	161	111	505	98	381	220
Total consumer	122	73	777	360	482	360
Other	3,137	1,816	4,389	3,195	6,224	3,087
Total	$5,740	3,517	10,828	7,934	11,905	6,165

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

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,103,112	32%	$2,311,902	31%	$2,355,983	30%
NOW and DDA accounts	2,346,050	24%	1,695,246	22%	1,733,353	22%
Savings accounts	1,345,163	14%	1,082,604	14%	1,081,056	14%
Money market deposit accounts	1,722,975	18%	1,512,693	20%	1,564,738	20%
Certificate accounts	932,461	10%	817,259	11%	846,005	11%
Wholesale deposits	151,421	2%	160,043	2%	186,019	3%
Total interest bearing deposits	6,498,070	68%	5,267,845	69%	5,411,171	70%
Total deposits	$9,601,182	100%	$7,579,747	100%	$7,767,154	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2018	December 31, 2017
Repurchase agreements
Amount outstanding at end of period	$408,754	362,573
Weighted interest rate on outstanding amount	0.61%	0.53%
Maximum outstanding at any month-end	$408,754	497,187
Average balance	$381,109	413,873
Weighted-average interest rate	0.54%	0.45%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also assumed subordinated debt that qualifies as Tier 2 capital from the FSB acquisition. The subordinated debentures outstanding as of September 30, 2018 were $134 million, including fair value adjustments from acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
FHLB advances
Borrowing capacity	$2,243,642	1,807,787
Amount utilized	(160,306)	(360,185)
Amount available	$2,083,336	1,447,602
FRB discount window
Borrowing capacity	$915,723	1,054,103
Amount utilized	—	—
Amount available	$915,723	1,054,103
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$25,267	29,097
U.S. government sponsored enterprises	107,412	3,358
State and local governments	616,536	769,786
Corporate bonds	304,724	5,982
Residential mortgage-backed securities	230,491	115,527
Commercial mortgage-backed securities	96,767	54,998
Total unencumbered securities	$1,381,197	978,748

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 84,521,093 have been issued as of September 30, 2018. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2018. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2018 is 1.875%. As of September 30, 2018, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory ratios and the Federal Reserve’s current capital adequacy guidelines as of September 30, 2018. The Federal Reserve’s fully phased-in guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.56%	13.31%	13.31%	11.14%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

Income tax expense for the nine months ended September 30, 2018 and 2017 was $28.7 million and $33.3 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 17.8 percent and 24.7 percent, respectively. The current year effective tax rate was significantly lower than the prior year and was attributable to the decrease in the federal income tax rate driven by the Tax Act. The prior year federal statutory tax rate was 35 percent and was decreased to 21 percent in the current year. Furthermore, the current year and prior year’s effective tax rates are lower due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $41.9 million and $42.2 million for the nine months ended September 30, 2018 and 2017, respectively. Benefits from federal income tax credits were $6.4 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2018	$3,716	4,901	908	9,525
2019	3,815	5,798	850	10,463
2020	4,137	5,782	791	10,710
2021	4,305	4,965	737	10,007
2022	3,537	4,936	673	9,146
Thereafter	3,952	24,281	2,149	30,382
	$23,462	50,663	6,108	80,233

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2018			September 30, 2018
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$893,972	$10,356	4.63%	$851,280	$29,290	4.59%
Commercial loans [1]	6,361,742	81,636	5.09%	6,026,787	224,944	4.99%
Consumer and other loans	796,558	9,991	4.98%	759,437	27,987	4.93%
Total loans [2]	8,052,272	101,983	5.02%	7,637,504	282,221	4.94%
Tax-exempt investment securities [3]	1,074,266	12,389	4.61%	1,084,436	37,818	4.65%
Taxable investment securities [4]	1,838,949	12,425	2.70%	1,809,047	35,327	2.60%
Total earning assets	10,965,487	126,797	4.59%	10,530,987	355,366	4.51%
Goodwill and intangibles	341,354			301,786
Non-earning assets	476,135			447,226
Total assets	$11,782,976			$11,279,999
Liabilities
Non-interest bearing deposits	$2,988,562	$—	—%	$2,755,702	$—	—%
NOW and DDA accounts	2,304,338	997	0.17%	2,211,982	2,824	0.17%
Savings accounts	1,340,003	219	0.06%	1,282,161	642	0.07%
Money market deposit accounts	1,720,845	881	0.20%	1,700,216	2,457	0.19%
Certificate accounts	942,417	1,728	0.73%	920,222	4,639	0.67%
Total core deposits	9,296,165	3,825	0.16%	8,870,283	10,562	0.16%
Wholesale deposits [5]	166,009	1,012	2.42%	156,298	2,808	2.40%
FHLB advances	209,248	2,132	3.99%	241,438	6,734	3.68%
Repurchase agreements and other borrowed funds	534,384	2,191	1.63%	522,267	5,991	1.53%
Total interest bearing liabilities	10,205,806	9,160	0.36%	9,790,286	26,095	0.36%
Other liabilities	82,621			61,272
Total liabilities	10,288,427			9,851,558
Stockholders’ Equity
Common stock	845			833
Paid-in capital	1,050,081			1,002,321
Retained earnings	467,671			444,116
Accumulated other comprehensive loss	(24,048)			(18,829)
Total stockholders’ equity	1,494,549			1,428,441
Total liabilities and stockholders’ equity	$11,782,976			$11,279,999
Net interest income (tax-equivalent)		$117,637			$329,271
Net interest spread (tax-equivalent)			4.23%			4.15%
Net interest margin (tax-equivalent)			4.26%			4.18%

______________________________

[1]	Includes tax effect of $1.0 million and $3.0 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2018, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $2.5 million and $7.7 million on tax-exempt debt securities income for the three and nine months ended September 30, 2018, respectively.

[4]	Includes tax effect of $304 thousand and $913 thousand on federal income tax credits for the three and nine months ended September 30, 2018, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended September 30,
	2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$3,701	995	4,696
Commercial loans (tax-equivalent)	48,507	5,833	54,340
Consumer and other loans	2,813	976	3,789
Investment securities (tax-equivalent)	(2,547)	(5,853)	(8,400)
Total interest income	52,474	1,951	54,425
Interest expense
NOW and DDA accounts	346	1,484	1,830
Savings accounts	104	78	182
Money market deposit accounts	179	481	660
Certificate accounts	51	677	728
Wholesale deposits	(3,189)	(346)	(3,535)
FHLB advances	(482)	2,574	2,092
Repurchase agreements and other borrowed funds	(304)	1,650	1,346
Total interest expense	(3,295)	6,598	3,303
Net interest income (tax-equivalent)	$55,769	(4,647)	51,122

Net interest income (tax-equivalent) increased $51.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The interest income for the current year nine months increased over the same period last year primarily from increased growth of the Company’s commercial loan portfolio. The decrease in interest income on the debt securities portfolio was the result of the redeployment of cash flow from debt securities into the loan portfolio and the decrease in the tax benefit related to the tax-exempt debt securities. Total interest expense increased from prior year primarily from an increase in deposit and FHLB interest rates, which was partially offset by the decrease in wholesale deposits.

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

The Company’s assessment of market risk as of September 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2017 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

November 1, 2018	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

November 1, 2018	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO