Form 10-K
period 2018-12-31
GLACIER BANCORP INC
filed 2019-02-22
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3,255,486,651 (based on the average bid and asked price as quoted on the NASDAQ Global Select Market as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on January 30, 2019 was 84,521,692. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2019 Annual Meeting Proxy Statement dated on or about March 14, 2019 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee	FSB – Inter-Mountain Bancorp., Inc., and its subsidiary,
ALLL or allowance – allowance for loan and lease losses	First Security Bank
ASC – Accounting Standards CodificationTM	GAAP – accounting principles generally accepted in the
ASU – Accounting Standards Update	United States of America
ATM – automated teller machine	Ginnie Mae – Government National Mortgage Association
Bank – Glacier Bank	GLBA – Gramm-Leach-Bliley Financial Services
Basel III – third installment of the Basel Accords	Modernization Act of 1999
BHCA – Bank Holding Company Act of 1956, as amended	Interstate Act – Riegle-Neal Interstate Banking and Branching
Board – Glacier Bancorp, Inc.’s Board of Directors	Efficiency Act of 1994
bp or bps – basis point(s)	IRS – Internal Revenue Service
BSA – Bank Secrecy Act	LIBOR – London Interbank Offered Rate
CCP – Core Consolidation Project	LIHTC – Low-Income Housing Tax Credit
CDE – Certified Development Entity	NII – net interest income
CDFI Fund – Community Development Financial Institutions Fund	NMTC – New Markets Tax Credits
CEO – Chief Executive Officer	NOW – negotiable order of withdrawal
CECL – current expected credit losses	NRSRO – Nationally Recognized Statistical Rating Organizations
CFO – Chief Financial Officer	OCI – other comprehensive income
CFPB – Consumer Financial Protection Bureau	OREO – other real estate owned
Collegiate – Columbine Capital Corp. and its subsidiary,	Patriot Act – Uniting and Strengthening America by Providing Appropriate
Collegiate Peaks Bank	Tools Required to Intercept and Obstruct Terrorism Act of 2001
Company – Glacier Bancorp, Inc.	PCAOB – Public Company Accounting Oversight Board (United States)
COSO – Committee of Sponsoring Organizations of the	Proxy Statement – the 2018 Annual Meeting Proxy Statement
Treadway Commission	Repurchase agreements – securities sold under agreements
CRA – Community Reinvestment Act of 1977	to repurchase
Crapo Bill – Economic Growth, Regulatory Relief, and Consumer	S&P – Standard and Poor’s
Protection Act	SEC – United States Securities and Exchange Commission
DDA – demand deposit account	SERP – Supplemental Executive Retirement Plan
DIF – federal Deposit Insurance Fund	SOX Act – Sarbanes-Oxley Act of 2002
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	Tax Act – The Tax Cuts and Jobs Act
Consumer Protection Act of 2010	TBA – to-be-announced
EVE – economic value of equity	TDR – troubled debt restructuring
Fannie Mae – Federal National Mortgage Association	VIE – variable interest entity
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FHLB – Federal Home Loan Bank
Final Rules – final rules implemented by the federal banking agencies that amended regulatory risk-based capital rules
FNB – FNB Bancorp and its subsidiary, The First National Bank of Layton
Foothills – TFB Bancorp, Inc. and its subsidiary,
The Foothills Bank
FRB – Federal Reserve Bank
Freddie Mac – Federal Home Loan Mortgage Corporation

PART I

Item 1. Business

General
Glacier Bancorp, Inc. (“Company”), headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. The Company provides commercial banking services from 167 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, and Arizona through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture, consumer and municipal loans; and 4) mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities. For information regarding the Company’s lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2018, the Bank consists of fourteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The Bank divisions operate under separate names, management teams and advisory directors. and include the following:

•	Glacier Bank (Kalispell, Montana) with operations in Montana;

•	First Security Bank of Missoula (Missoula, Montana) with operations in Montana;

•	Valley Bank of Helena (Helena, Montana) with operations in Montana;

•	First Security Bank (Bozeman, Montana) with operations in Montana;

•	Western Security Bank (Billings, Montana) with operations in Montana;

•	First Bank of Montana (Lewistown, Montana) with operations in Montana;

•	Mountain West Bank (Coeur d’Alene, Idaho) with operations in Idaho, Utah and Washington;

•	Citizens Community Bank (Pocatello, Idaho) with operations in Idaho;

•	First Bank (Powell, Wyoming) with operations in Wyoming and Utah;

•	First State Bank (Wheatland, Wyoming) with operations in Wyoming;

•	North Cascades Bank (Chelan, Washington) with operations in Washington;

•	Bank of the San Juans (Durango, Colorado) with operations in Colorado;

•	Collegiate Peaks Bank (Buena Vista, Colorado) with operations in Colorado; and

•	The Foothills Bank (Yuma, Arizona) with operations in Arizona.

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

As of December 31, 2018, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent and Pending Acquisitions
The Company’s strategy is to profitably grow its business through internal growth and selective acquisitions. The Company continues to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain states. The Company has completed the following acquisitions during the last five years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank (collectively, “FSB”)	February 28, 2018	$1,109,684	627,767	877,586
Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank (collectively, “Collegiate”)	January 31, 2018	551,198	354,252	437,171
TFB Bancorp, Inc. and its subsidiary, The Foothills Bank (collectively, “Foothills”)	April 30, 2017	385,839	292,529	296,760
Treasure State Bank	August 31, 2016	76,165	51,875	58,364
Cañon Bank Corporation and its subsidiary, Cañon National Bank	October 31, 2015	270,121	159,759	237,326
Montana Community Banks, Inc. and its subsidiary, Community Bank	February 28, 2015	175,774	84,689	237,326
FNBR Holding Corporation and its subsidiary, First National Bank of the Rockies	August 31, 2014	349,167	137,488	309,641

On January 16, 2019, the Company announced the signing of a definitive agreement to acquire FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield, and Draper. As of December 31, 2018, FNB had total assets of $335 million, gross loans of $247 million and total deposits of $286 million. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is anticipated to take place in the second quarter of 2019. Upon closing of the transaction, the branches of FNB, along with the Bank’s four existing branches operating in Utah, will operate as a new division of the Bank.

See Notes 22 and 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

Market Area and Competition
The Company and the Bank have 167 locations, which consists of 149 branches and 18 loan or administration offices, in 63 counties within 7 states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, and Arizona. The market area’s economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including savings and loans, commercial banks, and credit unions in the markets in which the Company has locations. Competition is also increasing for deposit and lending services from internet-based competitors. Non-depository financial service institutions, primarily in the securities, insurance and retail industries, have also become competitors for retail savings, investment funds and lending activities. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including on-line banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service.

The following table summarizes the Bank’s number of locations, the number of counties the Bank serves and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits the Bank has in those counties for each of the seven states it operates in. Percentages of deposits are based on the FDIC summary of deposits survey as of June 30, 2018.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	69	18	26%
Idaho	28	9	7%
Utah	4	3	11%
Washington	14	7	2%
Wyoming	17	8	24%
Colorado	27	13	2%
Arizona	8	5	1%
	167	63

Employees
As of December 31, 2018, the Company and the Bank employed 2,723 persons, 2,525 of whom were employed full time and none of whom were represented by a collective bargaining group. The Company and the Bank provide their qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan. The Company considers its employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company’s Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2019 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Federal Bank Holding Company Regulation
General. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of and control over the Bank. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Federal Reserve. In general, the BHCA limits the business of a bank holding company to owning or controlling banks and engaging in, or retaining or acquiring shares in a company engaged in, other activities closely related to the business of banking. In addition, the Company must also file reports with and provide additional information to the Federal Reserve.

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

Holding Company Control of Non-banks. With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation, or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

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

Federal and State Regulation of the Bank
General. Deposits in the Bank are insured by the FDIC. The Bank is subject to primary supervision, periodic examination, and regulation of the FDIC and the Montana Department of Administration's Banking and Financial Institutions Division. These agencies have the authority to prohibit the Bank from engaging in what they believe constitutes unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to federal law and the laws of the State of Montana, with respect to the Bank's branches in Idaho, Utah, Washington, Wyoming, Colorado and Arizona, the Bank is also subject to the various laws and regulations governing its activities in those states.

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

Interstate Banking and Branching
The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), and removed many restrictions on de novo interstate branching by state and federally chartered banks.  Federal regulators have authority to approve applications by such banks to establish de novo branches in states other than the bank's home state if the host state's banks could establish a branch at the same location. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Because the Company's total consolidated assets exceed $10 billion, it is subject to the direct supervision of the CFPB. The CFPB has issued and continues to issue numerous regulations under which the Company and the Bank will continue to incur additional expense in connection with its ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

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

Stress Testing
In May 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Crapo Bill”), which is bipartisan legislation that rolls back certain provisions of the Dodd-Frank Act to provide regulatory relief to certain financial institutions. In relevant part, the Crapo Bill increased the asset threshold at which banks are subject to annual company-run stress tests from $10 billion to $250 billion. As a result, the Company is not currently subject to the Dodd-Frank Act stress testing requirements.

Interchange Fees
Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. Because the Company's total consolidated assets exceed $10 billion, it is subject to this interchange fee cap. Effective July of 2019, the interchange fee cap is expected to have a $17 to $20 million (pre-tax) annual impact to the Company's earnings.

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

The Final Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress. Failure to comply with this buffer requirement may result in constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The Final Rules change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital.

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

Examinations. Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing to a risk-focused approach. These examinations are extensive and cover the entire breadth of the operations of a bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $3 billion in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the institution or as a result of certain triggering events. Because the Company's total consolidated assets exceed $10 billion, it is also subject to the direct supervision of the CFPB.

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

Corporate Governance and Accounting
The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. In general, the SOX Act 1) requires chief executive officers and chief financial officers to certify to the compliance of periodic reports filed with the SEC; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting insider transactions and periodic disclosures by public companies; 4) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert”; and 5) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. As a publicly reporting company, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ.

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

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act 1) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; 2) required that the DIF reserve ratio meet 1.35 percent by 2020; and 3) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act made banks with $10 billion or more in total assets, such as the Bank, responsible for the increase from 1.15 percent to 1.35 percent. On September 30, 2018, the DIF reserve ratio reached 1.36 percent, ahead of the Dodd-Frank Act’s 2020 deadline to meet the 1.35 percent reserve ratio. As a result, certain institutions, such as the Bank, will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Heightened Requirements for Large Bank Holding Companies and Banks
As mentioned above, the Dodd-Frank Act imposed heightened requirements on large bank holding companies and banks, and the Crapo Bill has rolled back certain provisions of the Dodd-Frank Act. In particular, the Crapo Bill increased the asset threshold for certain rules that previously applied to bank holding companies and banks with at least $10 billion in total consolidated assets. As a result of the Crapo Bill, the Company is not currently subject to several of those heightened requirements (e.g., stress testing and a dedicated risk committee), but the Company will remain subject to other requirements of the Dodd-Frank Act left unaffected by the Crapo Bill, such as the requirement that the Company be examined, primarily by the CFPB, for compliance with federal consumer protection laws.

The Company has established a comprehensive compliance system to ensure compliance with these rules.

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
The Company’s business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond the Company’s control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, a relatively new United States presidential administration and new tax and economic policies associated therewith, the uncertain future relationship of the United Kingdom with the European Union (e.g., Brexit), and the ever-changing landscape of the energy and medical industries. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on its business, financial condition, results of operations and prospects, and could cause the market price of the Company’s stock to decline.

The Company will be subject to heightened regulatory requirements related to its having exceeded $10 billion in assets.
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
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. Over the course of 2017 and 2018, the Federal Reserve increased the federal funds target range in increments of 0.25 percent a total of seven times - three in 2017 and four in 2018 - to its current range of 2.25 to 2.50 percent. The Federal Reserve has stated it will be patient as it determines what future adjustments may be appropriate to foster maximum employment and price stability.

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
During 2018 and in prior years, the Company has been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into the Company’s operations, and being unable to profitably deploy funds acquired in an acquisition. The Company may not be able to continue to grow through acquisitions, and if it does, there is a risk of negative impacts of such acquisitions on the Company’s operating results and financial condition.

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
The fair value of the Bank’s debt securities could decline as a result of factors including changes in market interest rates, tax reform, credit quality and credit ratings, lack of market liquidity and other economic conditions. A debt security is impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Bank determines whether the impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with the other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on the Company’s results of operations and financial condition, including its capital.

The size of the investment portfolio has declined over the past few years and represents 24 percent and 25 percent of total assets at December 31, 2018 and 2017, respectively. While the Bank believes that the terms of such investments have been kept relatively short, the Bank is subject to elevated interest rate risk exposure if rates were to increase sharply. Further, debt securities present a different type of asset quality risk than the loan portfolio. At December 31, 2018, the investment portfolio consisted of 90 percent available-for-sale and 10 percent held-to-maturity designated debt securities. While the Company believes a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

Interest rate swaps expose the Bank to certain risks, and may not be effective in mitigating exposure to changes in interest rates.
The Bank has entered into interest rate swap agreements with notional amounts totaling $260 million in order to manage a portion of the interest rate volatility risk. The Bank anticipates that it may enter into additional interest rate swaps. These swap agreements involve other risks, such as the risk that the counterparty may fail to honor its obligations under these arrangements, leaving the Bank vulnerable to interest rate movements. The Bank’s current interest rate swap agreements include bilateral collateral agreements whereby the net fair value position is collateralized by the party in a net liability position. The bilateral collateral agreements reduce the Bank’s counterparty risk exposure. There can be no assurance that these arrangements will be effective in reducing the Bank’s exposure to changes in interest rates.

If goodwill recorded in connection with acquisitions becomes additionally impaired, it could have an adverse impact on earnings and capital.
Accounting standards require the Company to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The Company's goodwill was not considered impaired as of December 31, 2018 and 2017; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. While a non-cash item, impairment of goodwill could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, impairment of goodwill could subject the Company to regulatory limitations, including the ability to pay dividends on its common stock.

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

The Company cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets and on the Company. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading price of the Company’s common stock

Changes in accounting standards could materially impact the Company’s financial statements.
From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can materially impact how the Company records and report its financial condition and results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU introduces a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model will apply to most debt instruments, including loan receivables and loan commitments.

Under the CECL model, the Company would recognize an impairment allowance equal to its current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will likely be a significant challenge for all entities, including the Company. Additionally, to estimate expected credit losses, the Company could incur one-time and recurring costs, some of which may be related to system changes and data collection. Further, the impairment allowance measured under a CECL model could differ materially from the impairment allowance measured under the Company’s incurred loss model. To initially apply the CECL amendments, for most debt instruments, the Company would record a cumulative-effect adjustment to its statement of financial condition as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective.

On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology. The Company is currently evaluating the rule to determine if the phase-in option will be elected.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 167 properties as of December 31, 2018:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	8	61	$125,012
Idaho	8	20	28,080
Utah	1	3	2,085
Washington	4	10	5,657
Wyoming	2	15	16,196
Colorado	2	25	28,669
Arizona	6	2	5,376
Total	31	136	$211,075

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2018, there were approximately 1,725 shareholders of record for the Company’s common stock. The market range of high and low sales prices for the Company’s common stock for the periods indicated are shown below:

	2018		2017
	High	Low	High	Low
First quarter	$41.24	36.72	38.17	31.70
Second quarter	41.47	35.77	37.41	31.56
Third quarter	46.28	38.37	38.18	31.38
Fourth quarter	47.67	36.84	41.23	35.50

The following table summarizes the Company’s dividends declared during the periods indicated:

	Years ended
	December 31, 2018	December 31, 2017
First quarter	$0.23	0.21
Second quarter	0.26	0.21
Third quarter	0.26	0.21
Fourth quarter	0.26	0.21
Special	0.30	0.30
Total	$1.31	1.14

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2018.

Stock Performance Graphs
The following graphs compare the yearly cumulative total return of the Company’s common stock over both a five-year and ten-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; 2) the SNL Bank Index comprised of banks and bank holding companies with total assets between $5 billion and $10 billion (“SNL Bank $5B-$10B Index”); and 3) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Because the Company's total consolidated assets exceeded $10 billion during 2018, the SNL Bank $5B-$10B Index that had been used in the past has been replaced by the KBW Regional Banking Index going forward. The KBW Regional Banking Index is frequently used by investors when comparing the Company’s stock performance to that of similarly sized institutions in the Company’s region. Each of the cumulative total returns is computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

	Period Ending
	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Glacier Bancorp, Inc.	100.00	95.53	94.90	135.02	152.82	157.52
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank $5B-$10B Index	100.00	103.01	117.34	168.11	167.48	151.57
KBW Regional Banking Index	100.00	102.42	108.48	150.80	153.45	126.59

Item 6. Selected Financial Data

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding and comparing the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP. The following table provides a reconciliation of certain GAAP financial measures to non-GAAP financial measures.

	Year ended December 31, 2017
(Dollars in thousands, except per share data)	GAAP	Tax Act Adjustment	Non-GAAP
Federal and state income tax expense	$64,625	(19,699)	44,926
Net income	$116,377	19,699	136,076
Basic earnings per share	$1.50	0.25	1.75
Diluted earnings per share	$1.50	0.25	1.75
Return on average assets	1.20%	0.21%	1.41%
Return on average equity	9.80%	1.66%	11.46%
Dividend payout ratio	76.00%	(10.86)%	65.14%
Effective income tax rate	35.70%	(10.88)%	24.82%

The reconciling item between the GAAP and non-GAAP financial measures was due to the one-time net tax expense of $19.7 million during the year ended December 31, 2017. The one-time net tax expense was driven by The Tax Cuts and Jobs Act (“Tax Act”) and the change in the federal marginal corporate income tax rate from 35 percent to 21 percent for 2018 and future years, which resulted in the revaluation of its deferred tax assets and deferred tax liabilities (“net deferred tax asset”). The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset.

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

The effective income tax rate is calculated by dividing federal and state income tax expense by income before income taxes. The non-GAAP effective income tax rate uses the non-GAAP federal and state income tax expense of $44.9 million for calculating the rate.

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$12,115,484	$9,706,349	$9,450,600	$9,089,232	$8,306,507	24.8%	7.8%
Debt securities	2,869,578	2,426,556	3,101,151	3,312,832	2,908,425	18.3%	(0.3)%
Loans receivable, net	8,156,310	6,448,256	5,554,891	4,948,984	4,358,342	26.5%	13.4%
Allowance for loan and lease losses	(131,239)	(129,568)	(129,572)	(129,697)	(129,753)	1.3%	0.2%
Goodwill and intangibles	338,828	191,995	159,400	155,193	140,606	76.5%	19.2%
Deposits	9,493,767	7,579,747	7,372,279	6,945,008	6,345,212	25.3%	8.4%
Federal Home Loan Bank advances	440,175	353,995	251,749	394,131	296,944	24.3%	8.2%
Securities sold under agreements to repurchase and other borrowed funds	410,859	370,797	478,090	430,016	404,418	10.8%	0.3%
Stockholders’ equity	1,515,854	1,199,057	1,116,869	1,076,650	1,028,047	26.4%	8.1%
Equity per share	17.93	15.37	14.59	14.15	13.70	16.7%	5.5%
Equity as a percentage of total assets	12.51%	12.35%	11.82%	11.85%	12.38%	1.3%	0.2%

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014	1-Year	5-Year
Summary Statements of Operations
Interest income	$468,996	$375,022	$344,153	$319,681	$299,919	25.1%	9.4%
Interest expense	35,531	29,864	29,631	29,275	26,966	19.0%	5.7%
Net interest income	433,465	345,158	314,522	290,406	272,953	25.6%	9.7%
Provision for loan losses	9,953	10,824	2,333	2,284	1,912	(8.0)%	39.1%
Non-interest income	118,824	112,239	107,318	98,761	90,302	5.9%	5.6%
Non-interest expense	320,127	265,571	258,714	236,757	212,679	20.5%	8.5%
Income before income taxes	222,209	181,002	160,793	150,126	148,664	22.8%	8.4%
Federal and state income tax expense [1]	40,331	44,926	39,662	33,999	35,909	(10.2)%	2.3%
Net income [1]	$181,878	$136,076	$121,131	$116,127	$112,755	33.7%	10.0%
Basic earnings per share [1]	$2.18	$1.75	$1.59	$1.54	$1.51	24.6%	7.6%
Diluted earnings per share [1]	$2.17	$1.75	$1.59	$1.54	$1.51	24.0%	7.5%
Dividends declared per share	$1.31	$1.14	$1.10	$1.05	$0.98	14.9%	6.0%

	At or for the Years ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Selected Ratios and Other Data
Return on average assets [1]	1.59%	1.41%	1.32%	1.36%	1.42%
Return on average equity [1]	12.56%	11.46%	10.79%	10.84%	11.11%
Dividend payout ratio [1]	60.09%	65.14%	69.18%	68.18%	64.90%
Average equity to average asset ratio	12.67%	12.27%	12.27%	12.52%	12.81%
Total capital (to risk-weighted assets)	14.70%	15.64%	16.38%	17.17%	18.93%
Tier 1 capital (to risk-weighted assets)	13.37%	14.39%	15.12%	15.91%	17.67%
Common Equity Tier 1 (to risk-weighted assets)	12.10%	12.81%	13.42%	14.06%	N/A
Tier 1 capital (to average assets)	11.35%	11.90%	11.90%	12.01%	12.45%
Net interest margin on average earning assets (tax-equivalent)	4.21%	4.12%	4.02%	4.00%	3.98%
Efficiency ratio [2]	54.73%	53.94%	55.88%	55.40%	54.31%
Allowance for loan and lease losses as a percent of loans	1.58%	1.97%	2.28%	2.55%	2.89%
Allowance for loan and lease losses as a percent of nonperforming loans	266%	255%	257%	244%	209%
Non-performing assets as a percentage of subsidiary assets	0.47%	0.68%	0.76%	0.88%	1.08%
Non-performing assets	$56,750	65,179	71,385	80,079	89,900
Loans originated and acquired	$4,301,678	3,629,493	3,474,000	3,000,830	2,404,299
Number of full time equivalent employees	2,623	2,278	2,222	2,149	1,943
Number of locations	167	145	142	144	129
______________________________
1 Excludes a one-time revaluation of the deferred tax assets and deferred tax liabilities as a result of the Tax Act for the year ended December 31, 2017. For additional information on the revaluation, see the “Non-GAAP Financial Measures” section.
2 Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

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

•	ability to complete pending or prospective future acquisitions;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain (and maintain) customers;

•	competition among financial institutions in the Company's markets may increase significantly;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

Highlights and Overview
During the first quarter of 2018, the Company completed two bank acquisitions which increased the asset size of the Company approximately 15 percent. The first acquisition was Collegiate, a community bank based in Buena Vista, Colorado. Collegiate provides banking services to individuals and businesses in the Mountain and Front Range communities of Colorado with locations in Aurora, Buena Vista, Denver and Salida. Collegiate became the Company’s fourteenth bank division. The second acquisition was FSB, a community bank based in Bozeman, Montana. FSB provides banking services to individuals and businesses throughout Montana with locations in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. FSB became a new bank division headquartered in Bozeman and Big Sky Western Bank, the Bank’s existing Bozeman-based division combined with the FSB division. The agriculture-focused northern branches of FSB, located in the area known as the Golden Triangle, combined with the Bank’s First Bank of Montana division. On January 16, 2019, the Company announced the signing of a definitive agreement to acquire FNB, a community bank based in Layton, Utah. FNB provides banking services to individuals and business throughout Utah with locations in Layton, Bountiful, Clearfield and Draper. As of December 31, 2018, FNB had total assets of $335 million, gross loans of $247 million and total deposits of $286 million. See Notes 22 and 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

The Company successfully executed its strategy to stay below $10 billion in total assets as of December 31, 2017 to delay the impact of the Durbin Amendment for one additional year. The Durbin Amendment, which was passed as part of the Dodd-Frank Act, establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charge fee income in the future. As part of its strategy, the Company sold $395 million in deposits through a third party vendor. The Company ended the year at $12.115 billion in assets, which was a 25 percent increase over the prior year. The increase was due to the Company bringing back the deposits that were sold, acquiring Collegiate and FSB and organic growth. The impact of the Durbin Amendment on interchange fees will impact the Company starting in July of 2019 and is estimated to decrease service charge fees by $17 to $20 million (pre-tax) on an annual basis.

The Company experienced a strong year for organic loan growth, which increased $728 million, or 11 percent, with the primary increases in the commercial loan portfolio. Excluding acquisitions, total core deposits increased $591 million, or 8 percent, during the current year, including an increase in non-interest bearing deposits of $218 million, or 9 percent, from the prior year. Tangible stockholders’ equity increased $170 million, or $1.02 per share, as a result of earnings retention and Company stock issued in connection with the current year acquisitions, all of which offset the increases in goodwill and intangibles from the acquisitions. The Company increased its total dividends declared from $1.14 per share during 2017 to $1.31 per share in 2018.

The Company continued to reduce its non-performing assets and ended the year at $56.8 million which was a decrease of $8.4 million or, 13 percent, from the prior year end. The allowance as a percentage of total loans as of December 31, 2018 was 1.58 percent, a decrease of 39 basis points (“bps”) from 1.97 percent at December 31, 2017. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the ALLL.

The Tax Act resulted in a decrease in the federal marginal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. As a result of the Tax Act, the Company incurred a one-time tax expense adjustment of $19.7 million during the fourth quarter 2017 due to the Company’s revaluation of its net deferred tax asset. The Company experienced a significant tax expense reduction during 2018 which resulted in an effective income tax rate of 18 percent during 2018 compared to 25 percent in 2017, excluding the revaluation of the net deferred tax asset.

The Company had record net income for the year of $182 million, which was an increase of $45.8 million, or 34 percent, over the 2017 net income of $136 million, excluding the revaluation of the net deferred tax asset. Pre-tax income of $222 million for the current year was an increase of $41.2 million, or 23 percent over the prior year. Diluted earnings per share for the year was $2.17, an increase of $0.42 per share, or 24 percent, from 2017 diluted earnings per share of $1.75, excluding the revaluation of the net deferred tax asset. The improvement in net income for 2018 was due to the acquisitions, organic growth, the significant increase in commercial interest income, the decrease in tax expense and controlled operating expenses. For additional information on the revaluation of net deferred tax asset, see the “Non-GAAP Financial Measures” section in “Item 6. Selected Financial Data.”

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and managing regulatory burden.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017
Operating results
Net income [1]	$181,878	136,076
Basic earnings per share [1]	$2.18	1.75
Diluted earnings per share [1]	$2.17	1.75
Dividends declared per share	$1.31	1.14
Market value per share
Closing	$39.62	39.39
High	$47.67	41.23
Low	$35.77	31.38
Selected ratios and other data
Number of common stock shares outstanding	84,521,692	78,006,956
Average outstanding shares - basic	83,603,515	77,537,664
Average outstanding shares - diluted	83,677,185	77,607,605
Return on average assets (annualized) [1]	1.59%	1.41%
Return on average equity (annualized) [1]	12.56%	11.46%
Efficiency ratio	54.73%	53.94%
Dividend payout ratio [1]	60.09%	65.14%
Loan to deposit ratio	87.64%	87.29%
Number of full time equivalent employees	2,623	2,278
Number of locations	167	145
Number of ATMs	216	200
______________________________
1 Excludes a one-time revaluation of the net deferred tax asset as a result of the Tax Act for the year ended December 31, 2017. For additional information on the revaluation, see the “Non-GAAP Financial Measures” section in “Item 6. Selected Financial Data.”

Recent Acquisitions
The Company completed the following acquisitions during the last two years:

•	Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank

•	Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank

•	TFB Bancorp, Inc. and its subsidiary, The Foothills Bank

The business combinations were accounted for using the acquisition method with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information regarding acquisitions, see Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” The following table discloses the fair value of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	FSB February 28, 2018	Collegiate January 31, 2018	Foothills April 30, 2017
Total assets	$1,109,684	551,198	385,839
Debt securities	271,865	42,177	25,420
Loans receivable	627,767	354,252	292,529
Non-interest bearing deposits	301,468	170,022	97,527
Interest bearing deposits	576,118	267,149	199,233
Borrowings	36,880	12,509	22,800

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$203,790	$200,004	$3,786	2%
Debt securities, available-for-sale	2,571,663	1,778,243	793,420	45%
Debt securities, held-to-maturity	297,915	648,313	(350,398)	(54)%
Total debt securities	2,869,578	2,426,556	443,022	18%
Loans receivable
Residential real estate	887,742	720,728	167,014	23%
Commercial real estate	4,657,561	3,577,139	1,080,422	30%
Other commercial	1,911,171	1,579,353	331,818	21%
Home equity	544,688	457,918	86,770	19%
Other consumer	286,387	242,686	43,701	18%
Loans receivable	8,287,549	6,577,824	1,709,725	26%
Allowance for loan and lease losses	(131,239)	(129,568)	(1,671)	1%
Loans receivable, net	8,156,310	6,448,256	1,708,054	26%
Other assets	885,806	631,533	254,273	40%
Total assets	$12,115,484	$9,706,349	$2,409,135	25%

The Company successfully executed its strategy to stay below $10 billion in total assets as of December 31, 2017 to delay the impact of the Durbin Amendment for one additional year. The Durbin Amendment, which was passed as part of Dodd-Frank Act, establishes limits on the amount of interchange fees that can be charged to merchants for debit card processing and will reduce the Company’s service charge fee income in the future. As a result, the Company’s annual service charge fee income is expected to decline by approximately $17 to $20 million (pre-tax) beginning July 2019. During the year, the Company surpassed $10 billion in total assets and ended the year at $12.115 billion, which was an increase of $2.409 billion, or 25 percent, from the prior year end, resulting from current year acquisitions along with organic growth.

Total debt securities of $2.870 billion at December 31, 2018 increased $443 million, or 18 percent, from the prior year end. Debt securities represented 24 percent of total assets at December 31, 2018 compared to 25 percent of total assets at December 31, 2017.

Excluding the $982 million of loans from the FSB and Collegiate acquisitions, the loan portfolio of $8.288 billion increased $728 million, or 11 percent, since December 31, 2017, with the largest increase in commercial real estate loans, which increased $463 million, or 13 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest bearing deposits	$3,001,178	$2,311,902	$689,276	30%
NOW and DDA accounts	2,391,307	1,695,246	696,061	41%
Savings accounts	1,346,790	1,082,604	264,186	24%
Money market deposit accounts	1,684,284	1,512,693	171,591	11%
Certificate accounts	901,484	817,259	84,225	10%
Core deposits, total	9,325,043	7,419,704	1,905,339	26%
Wholesale deposits	168,724	160,043	8,681	5%
Deposits, total	9,493,767	7,579,747	1,914,020	25%
Securities sold under agreements to repurchase	396,151	362,573	33,578	9%
Federal Home Loan Bank advances	440,175	353,995	86,180	24%
Other borrowed funds	14,708	8,224	6,484	79%
Subordinated debentures	134,051	126,135	7,916	6%
Other liabilities	120,778	76,618	44,160	58%
Total liabilities	$10,599,630	$8,507,292	$2,092,338	25%

The Company brought back $395 million of deposits during the first quarter of 2018 that were previously sold as part of its strategy to say below $10 billion in total assets through December 31, 2017. Excluding acquisitions, total core deposits increased $591 million, or 8 percent, during the current year, including an increase in non-interest bearing deposits of $218 million, or 9 percent, from the prior year.

Federal Home Loan Bank (“FHLB”) advances of $440 million at December 31, 2018 increased $86 million over the prior year end to assist in funding asset growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017	$ Change	% Change
Common equity	$1,525,281	$1,201,036	$324,245	27%
Accumulated other comprehensive loss	(9,427)	(1,979)	(7,448)	376%
Total stockholders’ equity	1,515,854	1,199,057	316,797	26%
Goodwill and core deposit intangible, net	(338,828)	(191,995)	(146,833)	76%
Tangible stockholders’ equity	$1,177,026	$1,007,062	$169,964	17%
Stockholders’ equity to total assets	12.51%	12.35%		1%
Tangible stockholders’ equity to total tangible assets	9.99%	10.58%		(6)%
Book value per common share	$17.93	$15.37	$2.56	17%
Tangible book value per common share	$13.93	$12.91	$1.02	8%

Tangible stockholders’ equity of $1.177 billion at December 31, 2018 increased $170 million over the prior year end which was the result of earnings retention and $181 million and $69.8 million of Company stock issued for the acquisitions of FSB and Collegiate, respectively. These increases more than offset the increase in goodwill and core deposit intangibles associated with the acquisitions and the decrease in accumulated other comprehensive income in 2018. Tangible book value per common share at year end increased $1.02 per share from a year ago.

Results of Operations

Income Summary
The following table summarizes income for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2018	December 31, 2017
Net interest income
Interest income	$468,996	$375,022	$93,974	25%
Interest expense	35,531	29,864	5,667	19%
Total net interest income	433,465	345,158	88,307	26%
Non-interest income
Service charges and other fees	74,887	67,717	7,170	11%
Miscellaneous loan fees and charges	6,805	4,360	2,445	56%
Gain on sale of loans	27,134	30,439	(3,305)	(11)%
(Loss) gain on sale of investments	(1,113)	(660)	(453)	69%
Other income	11,111	10,383	728	7%
Total non-interest income	118,824	112,239	6,585	6%
Total income	$552,289	$457,397	$94,892	21%
Net interest margin (tax-equivalent)	4.21%	4.12%

Net Interest Income
Interest income of $469 million for 2018 increased $94.0 million, or 25 percent, from 2017 and was principally due to a $76.8 million increase in interest income from commercial loans. Interest expense of $35.5 million for the current year increased $5.7 million over the prior year same period. The Company has maintained stable funding costs through its focus on growing non-interest bearing deposits and continued pricing discipline. The total funding cost (including non-interest bearing deposits) for 2018 and 2017 was 36 basis points.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2018 was 4.21 percent, a 9 basis points increase from the net interest margin of 4.12 percent for 2017. Included in the current year net interest margin was a 14 basis points decrease compared to the prior year driven by the reduction in the federal marginal corporate income tax rate. The increase in the net interest margin from the prior year resulted from the remix of earning assets to higher yielding loans, increased yields on the loan portfolio, and stable funding costs.

Non-interest Income
Non-interest income of $119 million for the current year increased $6.6 million, or 6 percent, over the prior year. Service charges and other fees of $74.9 million for 2018 increased $7.2 million, or 11 percent, from the prior year as a result of the increased number of deposit accounts from organic growth and acquisitions. Miscellaneous loan fees and charges for 2018 increased $2.4 million, or 56 percent from the prior year as a result of the acquisitions and increased loan growth. Gain on sale of loans for the current year decreased $3.3 million, or 11 percent, from the prior year due to the decrease in purchase and refinance activity. Other income of $11.1 million, increased $728 thousand, or 7 percent, from the prior year with increases of $1.9 million from the sale of bank assets and a decrease of $2.1 million from the gain on sale of OREO.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2018	December 31, 2017
Compensation and employee benefits	$195,056	$160,506	$34,550	22%
Occupancy and equipment	30,734	26,631	4,103	15%
Advertising and promotions	9,566	8,405	1,161	14%
Data processing	15,911	14,150	1,761	12%
Other real estate owned	3,221	1,909	1,312	69%
Regulatory assessments and insurance	5,075	4,431	644	15%
Core deposit intangible amortization	6,270	2,494	3,776	151%
Other expenses	54,294	47,045	7,249	15%
Total non-interest expense	$320,127	$265,571	$54,556	21%

Total non-interest expense of $320 million for 2018 increased $54.6 million, or 21 percent, over the prior year. Compensation and employee benefits for 2018 increased $34.6 million, or 22 percent, from the same period last year primarily due to the increased number of employees from acquisitions. Occupancy and equipment expense for 2018 increased $4.1 million, or 15 percent from the prior year primarily as a result of increased costs from acquisitions. Data processing expense for the current year increased $1.8 million, or 12 percent, from the prior year as a result of increased costs from the acquisitions and organic growth. Current year other expenses of $54.3 million increased $7.2 million, or 15 percent, from the prior year due to an increase in acquisition-related expenses and increased costs from acquired banks and organic growth. Acquisition-related expenses were $6.6 million during 2018 compared to $2.1 million in 2017.

Efficiency Ratio
For 2018, the efficiency ratio was 54.73 percent, a 79 basis points increase over the prior year efficiency ratio of 53.94 percent. Applying the same 35 percent federal marginal corporate income tax rate that was in effect during the prior year, the efficiency ratio would be 53.77 percent for 2018, or 17 basis points lower than 2017.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2018	$1,246	$2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%
First quarter 2017	1,598	1,944	2.20%	0.67%	0.75%

The provision for loan losses was $10.0 million for 2018, a decrease of $871 thousand from 2017 provision for loan loss of $10.8 million. Net charge-offs during the 2018 were $8.3 million compared to $10.8 million during 2017. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

Income Summary
The following table summarizes income for the periods indicated:

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

Net Interest Income
Interest income for 2017 increased $30.9 million, or 9 percent, from the prior year and was attributable to a $38.4 million increase in income from commercial loans which more than offset the decrease of $8.4 million in interest income on investments.

Interest expense of $29.9 million for 2017 increased $233 thousand over the prior year. Interest expense on deposits decreased $1.6 million, or 9 percent, and was due to the decrease in wholesale deposits. Interest expense on securities sold under agreements to repurchase (“repurchase agreements”), FHLB advances, and subordinated debt increased $1.8 million, or 16 percent, over the prior year and was primarily driven by the increase in interest rates. The total funding cost (including non-interest bearing deposits) for 2017 was 36 basis points compared to 37 basis points for 2016.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2017 was 4.12 percent, a 10 basis point increase from the net interest margin of 4.02 percent for 2016. The increase in the net interest margin was primarily attributable to a shift in earning assets to higher yielding loans. Additionally, there was an increase in yields on earning assets combined with a continued growth in low cost deposits during the current year.

Non-interest Income
Non-interest income of $112.2 million for 2017 increased $4.9 million, or 5 percent, over the prior year. Service charges and other fees of $67.7 million for 2017 increased $5.3 million, or 9 percent, from the prior year as a result of an increased number of deposit accounts. The gain on sale of loans of $30.4 million for 2017 decreased $3.2 million, or 9 percent, from the prior year which was due to a lower volume of refinanced and purchased mortgages. Other income of $10.4 million for 2017 increased $2.2 million, or 27 percent, over the prior year and was the result of an increase on gain on sale of OREO.

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

During 2016, the Company consolidated its Bank divisions’ individual core database systems into a single core database and re-issued debit cards with chip technology (the Core Consolidation Project or “CCP”). Expenses related to CCP were $4.3 million during 2016. Excluding CCP expenses, non-interest expense for 2017 increased $11.2 million, or 4 percent, over the prior year. Compensation and employee benefits for 2017 increased $8.8 million, or 6 percent, from the prior year due to salary increases and the increased number of employees from the acquired banks. Occupancy and equipment expense increased $652 thousand, or 3 percent from the prior year as a result of increased costs from acquisitions. Data processing expense decreased $240 thousand, or 2 percent, from the prior year as a result of decreased costs associated with CCP. Other expenses for 2017 of $47.0 million decreased $525 thousand, or 1 percent, from the prior year and was principally driven by decreased costs associated with CCP.

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

Debt Securities
On November 30, 2018, the Company early adopted FASB ASU 2017-12, Derivatives and Hedging, and in doing so redesignated state and local government securities with a carrying value of $270,331,000, from held-to-maturity classification to available-for-sale classification. The Company considers the available-for-sale classification of these debt securities to be appropriate since it no longer had the intent to hold them to maturity. Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income (“OCI”). The Company’s debt securities are summarized below:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$23,649	1%	$31,127	1%	$39,407	1%	$47,451	1%	$44	—%
U.S. government sponsored enterprises	120,208	4%	19,091	1%	19,570	1%	93,167	3%	21,945	1%
State and local governments	852,250	30%	629,501	26%	786,373	25%	885,019	27%	997,969	34%
Corporate bonds	290,817	10%	216,762	9%	471,951	15%	384,163	12%	314,854	11%
Residential mortgage-backed securities	792,915	28%	779,283	32%	1,007,515	33%	1,198,549	36%	1,049,575	36%
Commercial mortgage-backed securities	491,824	17%	102,479	4%	100,661	3%	2,411	—%	3,041	—%
Total available-for-sale	2,571,663	90%	1,778,243	73%	2,425,477	78%	2,610,760	79%	2,387,428	82%
Held-to-maturity
State and local governments	297,915	10%	648,313	27%	675,674	22%	702,072	21%	520,997	18%
Total held-to-maturity	297,915	10%	648,313	27%	675,674	22%	702,072	21%	520,997	18%
Total debt securities	$2,869,578	100%	$2,426,556	100%	$3,101,151	100%	$3,312,832	100%	$2,908,425	100%

The Company’s debt securities are primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory income tax rate is used in calculating the tax-equivalent yields on the tax-exempt securities. As a result of the Tax Act, the federal statutory income tax rate decreased from 35 percent in 2017 to 21 percent beginning in 2018. Mortgage-backed securities are primarily short, weighted-average life U.S. agency guaranteed residential mortgage pass-through securities.  To a lesser extent, mortgage-backed securities also consist of short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations and U.S. agency guaranteed commercial mortgage-backed securities. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$299,275	296,027	310,040	311,759
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	643,023	640,736	767,306	783,795
S&P: A+, A, A- / Moody’s: A1, A2, A3	163,041	167,779	167,230	175,539
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	4,208	4,382	2,271	2,372
Not rated by either entity	31,954	30,532	14,985	15,262
Below investment grade	1,050	1,050	847	860
Total	$1,142,551	1,140,506	1,262,679	1,289,587

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$657,051	658,062	717,610	735,218
General obligation - limited	173,973	177,275	195,278	203,643
Revenue	290,106	283,939	322,394	323,183
Certificate of participation	14,174	14,463	19,366	19,922
Other	7,247	6,767	8,031	7,621
Total	$1,142,551	1,140,506	1,262,679	1,289,587

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$179,691	179,808	184,491	189,932
Texas	157,978	157,706	170,786	175,217
Michigan	144,378	147,386	157,240	163,332
Montana	109,106	111,492	92,733	97,234
Ohio	53,698	53,615	65,207	66,840
All other states	497,700	490,499	592,222	597,032
Total	$1,142,551	1,140,506	1,262,679	1,289,587

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2018. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$2,391	2.86%	$10,390	2.92%	$10,868	1.48%	$—	—%	$23,649	2.26%
U.S. government sponsored enterprises	—	—%	112,589	2.54%	7,619	6.06%	—	—%	—	—%	120,208	2.57%
State and local governments	6,271	1.69%	44,065	2.48%	296,952	3.64%	504,962	4.30%	—	—%	852,250	3.96%
Corporate bonds	135,085	2.34%	155,732	3.35%	—	—%	—	—%	—	—%	290,817	2.88%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	792,915	2.32%	792,915	2.32%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	491,824	3.13%	491,824	3.13%
Total available-for-sale	141,356	2.31%	314,777	2.94%	314,961	3.61%	515,830	4.24%	1,284,739	2.63%	2,571,663	3.09%
Held-to-maturity
State and local governments	—	—%	6,457	2.41%	75,204	2.89%	216,254	3.63%	—	—%	297,915	3.42%
Total held-to-maturity	—	—%	6,457	2.41%	75,204	2.89%	216,254	3.63%	—	—%	297,915	3.42%
Total debt securities	$141,356	2.31%	$321,234	2.93%	$390,165	3.47%	$732,084	4.06%	$1,284,739	2.63%	$2,869,578	3.12%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Interest income from debt securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Taxable interest	$46,554	38,433	40,366
Tax-exempt interest	39,945	43,535	50,026
Total interest income	$86,499	81,968	90,392

For additional information on debt securities, see Notes 1 and 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table separates debt securities with an unrealized loss position at December 31, 2018 into two categories: securities purchased prior to 2018 and those purchased during 2018. Of those securities purchased prior to 2018, the fair market value and unrealized gain or loss at December 31, 2017 is also presented.

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2018
U.S. government and federal agency	$14,806	$(162)	(1)%	$20,183	$(114)	(1)%
U.S. government sponsored enterprises	19,013	(251)	(1)%	19,092	(104)	(1)%
State and local governments	501,413	(21,954)	(4)%	520,204	(7,593)	(1)%
Corporate bonds	122,263	(686)	(1)%	124,608	(416)	—%
Residential mortgage-backed securities	559,231	(15,556)	(3)%	728,315	(7,389)	(1)%
Commercial mortgage-backed securities	77,211	(1,830)	(2)%	101,348	(1,809)	(2)%
Total	$1,293,937	$(40,439)	(3)%	$1,513,750	$(17,425)	(1)%
Temporarily impaired securities purchased during 2018
U.S. government sponsored enterprises	$59,931	$(263)	—%
State and local governments	16,529	(407)	(2)%
Corporate bonds	111,648	(927)	(1)%
Residential mortgage-backed securities	110,376	(694)	(1)%
Commercial mortgage-backed securities	82,411	(526)	(1)%
Total	$380,895	$(2,817)	(1)%
Temporarily impaired securities
U.S. government and federal agency	$14,806	$(162)	(1)%
U.S. government sponsored enterprises	78,944	(514)	(1)%
State and local governments	517,942	(22,361)	(4)%
Corporate bonds	233,911	(1,613)	(1)%
Residential mortgage-backed securities	669,607	(16,250)	(2)%
Commercial mortgage-backed securities	159,622	(2,356)	(1)%
Total	$1,674,832	$(43,256)	(3)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the identified ranges of unrealized loss as a percent of book value at December 31, 2018:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
Greater than 10.0%	31	$(7,737)
5.1% to 10.0%	82	(8,720)
0.1% to 5.0%	901	(26,799)
Total	1,014	$(43,256)

With respect to the valuation history of the impaired debt securities, the Company identified 642 securities which have been continuously impaired for the twelve months ending December 31, 2018. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 642 debt securities which have been continuously impaired for the twelve months ended December 31, 2018, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	16	$(135)	$(25)
U.S. government sponsored enterprises	14	(411)	(69)
State and local governments	374	(18,661)	(1,545)
Corporate bonds	39	(676)	(90)
Residential mortgage-backed securities	165	(15,417)	(616)
Commercial mortgage-backed securities	34	(1,954)	(318)
Total	642	$(37,254)

Based on the Company's analysis of its impaired debt securities as of December 31, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at December 31, 2018 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2018 have been determined by the Company to be investment grade.

Equity securities. Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of December 31, 2018, the Company determined that none of such securities were impaired.

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

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$887,742	11%	$720,728	11%	$674,347	12%	$688,912	14%	$611,463	14%
Commercial loans
Real estate	4,657,561	57%	3,577,139	55%	2,990,141	54%	2,633,953	53%	2,337,548	54%
Other commercial	1,911,171	23%	1,579,353	25%	1,342,250	24%	1,099,564	22%	925,900	21%
Total	6,568,732	80%	5,156,492	80%	4,332,391	78%	3,733,517	75%	3,263,448	75%
Consumer and other loans
Home equity	544,688	7%	457,918	7%	434,774	8%	420,901	9%	394,670	9%
Other consumer	286,387	4%	242,686	4%	242,951	4%	235,351	5%	218,514	5%
Total	831,075	11%	700,604	11%	677,725	12%	656,252	14%	613,184	14%
Loans receivable	8,287,549	102%	6,577,824	102%	5,684,463	102%	5,078,681	103%	4,488,095	103%
ALLL	(131,239)	(2)%	(129,568)	(2)%	(129,572)	(2)%	(129,697)	(3)%	(129,753)	(3)%
Loans receivable, net	$8,156,310	100%	$6,448,256	100%	$5,554,891	100%	$4,948,984	100%	$4,358,342	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2018 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$134,264	1,590,495	277,273	2,002,032
After one year through five years	325,058	2,281,323	231,694	2,838,075
Thereafter	85,872	247,226	8,707	341,805
Fixed rate maturing
In one year or less	102,088	850,955	110,776	1,063,819
After one year through five years	136,862	1,171,322	174,875	1,483,059
Thereafter	103,598	427,411	27,750	558,759
Total	$887,742	6,568,732	831,075	8,287,549

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

Home Equity Loans
The Company’s home equity loans of $545 million and $458 million as of December 31, 2018 and 2017, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2018, the home equity loan portfolio consisted of 92 percent variable interest rate and 8 percent fixed interest rate loans. Approximately 56 percent of the home equity loans were in a first lien status with the remaining 44 percent in junior lien status. Approximately 6 percent of the home equity loans were closed-end amortizing loans and 94 percent were open-end, revolving home equity lines of credit. At December 31, 2017, the home equity loan portfolio consisted of 90 percent variable interest rate and 10 percent fixed interest rate loans. Approximately 54 percent of the home equity loans were in a first lien status with the remaining 46 percent in junior lien status. Approximately 8 percent of the home equity loans were closed-end amortizing loans and 92 percent were open-end, revolving home equity lines of credit.

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

States and Political Subdivisions Lending
The Company lends directly to state and local political subdivisions. The loans are typically secured by the full faith and credit of the municipality or a specific revenue stream such as water or sewer fees.  In general, state and local political subdivision loans carry a low risk of default and offer other complimentary business opportunities such as deposits and cash management. The loans are generally long-term in nature and interest on many of these loans is tax-exempt for federal income tax purposes.

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

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. There are four additional loan approval levels: 1) the Bank divisions’ Officer Loan Committees, consisting of senior lenders and members of senior management; 2) the Bank divisions’ advisory boards; 3) the Bank’s Executive Loan Committee, consisting of the Bank divisions’ senior loan officers and the Company’s Chief Credit Administrator; and 4) Bank’s Board of Directors. Under banking laws, loans to one borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $179 million and $36.4 million of loans with remaining interest reserves of $7.1 million and $921 thousand as of December 31, 2018 and 2017, respectively. During 2018, the Company extended, renewed or restructured 9 loans with interest reserves, such loans having an aggregate outstanding principal balance of $11.6 million as of December 31, 2018. Such actions were based on prudent underwriting standards and not to keep the loans current. The Company did not extend, renew or restructure any loans with interest reserves during 2017. As of December 31, 2018, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases and Sales
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, Rural Development, Federal Housing Administration and Department of Veterans Affairs residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising interest rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released. The Company has also been very active in generating commercial Small Business Administration loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased debt securities collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions, and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

Loan Origination and Other Fees
In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 to 1.5 percent on residential mortgages and 0.5 to 1.5 percent on commercial loans. Consumer loans generally require a fixed fee amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Other real estate owned	$7,480	14,269	20,954	26,815	27,804
Accruing loans 90 days or more past due
Residential real estate	788	2,366	266	—	35
Commercial	492	3,582	428	2,051	105
Consumer and other	738	129	405	80	74
Total	2,018	6,077	1,099	2,131	214
Non-accrual loans
Residential real estate	8,021	4,924	4,528	8,073	6,798
Commercial	35,883	35,629	39,033	36,510	48,138
Consumer and other	3,348	4,280	5,771	6,550	6,946
Total	47,252	44,833	49,332	51,133	61,882
Total non-performing assets	$56,750	65,179	71,385	80,079	89,900
Non-performing assets as a percentage of subsidiary assets	0.47%	0.68%	0.76%	0.88%	1.08%
ALLL as a percentage of non-performing loans	266%	255%	257%	244%	209%
Accruing loans 30-89 days past due	$33,567	37,687	25,617	19,413	25,904
Accruing troubled debt restructurings	$25,833	38,491	52,077	63,590	69,129
Non-accrual troubled debt restructurings	$10,660	23,709	21,693	27,057	33,714
U.S. government guarantees included in non-performing assets	$4,811	2,513	1,746	2,312	3,649
Interest income [1]	$2,340	2,162	2,364	2,471	3,005

______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The Company benefited this year from the Bank divisions’ continued focus on reducing non-performing assets and resolving specific troubled credits. Non-performing assets at December 31, 2018 were $56.8 million, a decrease of $8.4 million, or 13 percent, from the prior year end. Non-performing assets as a percentage of subsidiary assets at December 31, 2018 was 0.47 percent, a decrease of 21 basis points from the prior year end. Early stage delinquencies (accruing loans 30-89 days past due) of $33.6 million at December 31, 2018 decreased $4.1 million from prior year end. Early stage delinquencies as a percentage of loans at December 31, 2018 was 0.41 percent which was a decrease of 16 basis points from prior year end.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $109 million and $120 million as of December 31, 2018 and December 31, 2017, respectively. The ALLL includes specific valuation allowances of $3.2 million and $5.2 million of impaired loans as of December 31, 2018 and December 31, 2017, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $36.5 million and $62.2 million as of December 31, 2018 and December 31, 2017, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2018 was $6.8 million. The fair value of the loan collateral acquired in foreclosure during 2018 was $4.9 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$14,269	20,954	26,815	27,804	26,860
Acquisitions	187	96	882	974	3,928
Additions	4,924	4,466	5,198	7,989	11,493
Capital improvements	21	—	149	1,710	1,661
Write-downs	(2,727)	(604)	(1,821)	(1,575)	(691)
Sales	(9,194)	(10,643)	(10,269)	(10,087)	(15,447)
Balance at end of period	$7,480	14,269	20,954	26,815	27,804

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$10,631	11%	$10,798	11%	$12,436	12%	$14,427	13%	$14,680	13%
Commercial real estate	72,448	56%	68,515	54%	65,773	52%	67,877	52%	67,799	52%
Other commercial	38,160	23%	39,303	24%	37,823	24%	32,525	22%	30,891	21%
Home equity	5,811	7%	6,204	7%	7,572	8%	8,998	8%	9,963	9%
Other consumer	4,189	3%	4,748	4%	5,968	4%	5,870	5%	6,420	5%
Total	$131,239	100%	$129,568	100%	$129,572	100%	$129,697	100%	$129,753	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$129,568	129,572	129,697	129,753	130,351
Provision for loan losses	9,953	10,824	2,333	2,284	1,912
Charge-offs
Residential real estate	(728)	(199)	(464)	(985)	(431)
Commercial loans	(8,514)	(9,044)	(4,860)	(4,242)	(4,860)
Consumer and other loans	(8,565)	(10,088)	(6,172)	(1,775)	(2,312)
Total charge-offs	(17,807)	(19,331)	(11,496)	(7,002)	(7,603)
Recoveries
Residential real estate	87	82	207	92	328
Commercial loans	5,045	3,569	5,576	3,620	3,757
Consumer and other loans	4,393	4,852	3,255	950	1,008
Total recoveries	9,525	8,503	9,038	4,662	5,093
Charge-offs, net of recoveries	(8,282)	(10,828)	(2,458)	(2,340)	(2,510)
Balance at end of period	$131,239	129,568	129,572	129,697	129,753
ALLL as a percentage of total loans	1.58%	1.97%	2.28%	2.55%	2.89%
Net charge-offs as a percentage of average loans	0.11%	0.17%	0.05%	0.05%	0.06%

The ALLL as a percent of total loans outstanding at December 31, 2018 was 1.58 percent, which was a decrease of 39 basis points from a year ago. The decrease from the prior year was primarily driven by stabilizing credit quality. The Company’s ALLL of $131 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2018 and 2017, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2018, the provision for loan losses exceeded charge-offs, net of recoveries, by $1.7 million. During the same period in 2017, charge-offs, net of recoveries, exceeded the provision for loan losses by $4 thousand.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 167 locations, including 149 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, the economic environment and housing markets throughout the Company’s footprint continue to show positive signs of improvement. Home prices continue to increase in all of the states within the Company’s footprint. Four of the Company’s states are ranked in the top 10 nationally for house price appreciation. Home ownership in the United States is at 64 percent as of the fourth quarter of 2018 after bottoming out at 62.9 percent in the second quarter of 2016. The long-term average for the United States homeownership rate is at 65.2 percent. Quarterly personal income growth remains in positive territory for each of the Company’s states, while all of the states except Wyoming exceed the national average. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth throughout the Company’s footprint. The third quarter of 2018 was the sixth consecutive quarter the United States economy grew at or above 2.0 percent. All of the states in the Company’s footprint have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. There has been a slight uptick in crude oil and base metal prices, while natural gas prices remain steady. Certain agriculture commodities within the Company’s footprint remain volatile. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 14 percent and 13 percent of the Company’s total loan portfolio and accounted for 21 percent and 24 percent of the Company’s non-accrual loans at December 31, 2018 and December 31, 2017, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Specific valuation allowance	$3,223	5,223
General valuation allowance	128,016	124,345
Total ALLL	$131,239	129,568

During 2018, the ALLL increased by $1.7 million, the net result of a $2.0 million decrease in the specific valuation allowance and a $3.7 million increase in the general valuation allowance. Although loans individually evaluated for impairment with a specific impairment increased from the prior year, the specific valuation allowance decreased primarily as a result of the improvement of a single loan.  The increase in the general valuation allowance since the prior year end was a result of an increase of $737 million in loans collectively evaluated for impairment, excluding the current year acquisitions, and was driven primarily from growth in the loan portfolio.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change
Custom and owner occupied construction	$126,595	$109,555	$17,040	16%
Pre-sold and spec construction	121,938	72,160	49,778	69%
Total residential construction	248,533	181,715	66,818	37%
Land development	137,814	82,398	55,416	67%
Consumer land or lots	127,775	102,289	25,486	25%
Unimproved land	83,579	65,753	17,826	27%
Developed lots for operative builders	17,061	14,592	2,469	17%
Commercial lots	34,096	23,770	10,326	43%
Other construction	520,005	391,835	128,170	33%
Total land, lot, and other construction	920,330	680,637	239,693	35%
Owner occupied	1,343,563	1,132,833	210,730	19%
Non-owner occupied	1,605,960	1,186,066	419,894	35%
Total commercial real estate	2,949,523	2,318,899	630,624	27%
Commercial and industrial	907,340	751,221	156,119	21%
Agriculture	646,822	450,616	196,206	44%
1st lien	1,108,227	877,335	230,892	26%
Junior lien	56,689	51,155	5,534	11%
Total 1-4 family	1,164,916	928,490	236,426	25%
Multifamily residential	247,457	189,342	58,115	31%
Home equity lines of credit	539,938	440,105	99,833	23%
Other consumer	165,865	148,247	17,618	12%
Total consumer	705,803	588,352	117,451	20%
States and political subdivisions	404,671	383,252	21,419	6%
Other	125,310	144,133	(18,823)	(13)%
Total loans receivable, including loans held for sale	8,320,705	6,616,657	1,704,048	26%
Less loans held for sale [1]	(33,156)	(38,833)	5,677	(15)%
Total loans receivable	$8,287,549	$6,577,824	$1,709,725	26%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2018	December 31, 2018
Custom and owner occupied construction	$—	48	—	—	—
Pre-sold and spec construction	463	38	463	—	—
Total residential construction	463	86	463	—	—
Land development	2,166	7,888	786	—	1,380
Consumer land or lots	1,428	1,861	675	—	753
Unimproved land	9,338	10,866	7,806	—	1,532
Developed lots for operative builders	68	116	43	—	25
Commercial lots	1,046	1,312	—	—	1,046
Other construction	120	151	9	—	111
Total land, lot and other construction	14,166	22,194	9,319	—	4,847
Owner occupied	5,940	13,848	4,706	—	1,234
Non-owner occupied	10,567	4,584	10,294	—	273
Total commercial real estate	16,507	18,432	15,000	—	1,507
Commercial and industrial	3,914	5,294	3,462	210	242
Agriculture	7,040	3,931	6,682	208	150
1st lien	10,290	9,261	8,992	788	510
Junior lien	565	567	531	34	—
Total 1-4 family	10,855	9,828	9,523	822	510
Home equity lines of credit	2,770	3,292	2,188	394	188
Other consumer	456	322	338	82	36
Total consumer	3,226	3,614	2,526	476	224
States and political subdivisions	—	1,800	—	—	—
Other	579	—	277	302	—
Total	$56,750	65,179	47,252	2,018	7,480

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change
Custom and owner occupied construction	$1,661	$300	$1,361	454%
Pre-sold and spec construction	887	102	785	770%
Total residential construction	2,548	402	2,146	534%
Land development	228	—	228	n/m
Consumer land or lots	200	353	(153)	(43)%
Unimproved land	579	662	(83)	(13)%
Developed lots for operative builders	122	7	115	1,643%
Commercial lots	203	108	95	88%
Other construction	4,170	—	4,170	n/m
Total land, lot and other construction	5,502	1,130	4,372	387%
Owner occupied	2,981	4,726	(1,745)	(37)%
Non-owner occupied	1,245	2,399	(1,154)	(48)%
Total commercial real estate	4,226	7,125	(2,899)	(41)%
Commercial and industrial	3,374	6,472	(3,098)	(48)%
Agriculture	6,455	3,205	3,250	101%
1st lien	5,384	10,865	(5,481)	(50)%
Junior lien	118	4,348	(4,230)	(97)%
Total 1-4 family	5,502	15,213	(9,711)	(64)%
Home equity lines of credit	3,562	1,962	1,600	82%
Other consumer	1,650	2,109	(459)	(22)%
Total consumer	5,212	4,071	1,141	28%
States and political subdivisions	229	—	229	n/m
Other	519	69	450	652%
Total	$33,567	$37,687	$(4,120)	(11)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2018
Pre-sold and spec construction	$(352)	(23)	17	369
Land development	(116)	(143)	—	116
Consumer land or lots	(146)	222	307	453
Unimproved land	(445)	(304)	—	445
Developed lots for operative builders	33	(107)	33	—
Commercial lots	1	(6)	7	6
Other construction	(19)	389	—	19
Total land, lot and other construction	(692)	51	347	1,039
Owner occupied	1,320	3,908	1,545	225
Non-owner occupied	853	368	929	76
Total commercial real estate	2,173	4,276	2,474	301
Commercial and industrial	2,449	883	3,276	827
Agriculture	16	9	50	34
1st lien	577	(23)	836	259
Junior lien	(371)	719	1,017	1,388
Total 1-4 family	206	696	1,853	1,647
Multifamily residential	(649)	(230)	—	649
Home equity lines of credit	(97)	272	147	244
Other consumer	261	505	597	336
Total consumer	164	777	744	580
Other	4,967	4,389	9,046	4,079
Total	$8,282	10,828	17,807	9,525

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

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,001,178	32%	$2,311,902	31%	$2,041,852	28%	$1,918,310	28%	$1,632,403	26%
NOW and DDA accounts	2,391,307	25%	1,695,246	22%	1,588,550	22%	1,516,026	22%	1,328,130	21%
Savings accounts	1,346,790	14%	1,082,604	14%	996,061	13%	838,274	12%	693,714	11%
Money market deposit accounts	1,684,284	18%	1,512,693	20%	1,464,415	20%	1,382,028	20%	1,274,525	20%
Certificate accounts	901,484	9%	817,259	11%	948,714	13%	1,060,650	15%	1,167,228	18%
Wholesale deposits	168,724	2%	160,043	2%	332,687	4%	229,720	3%	249,212	4%
Total interest bearing deposits	6,492,589	68%	5,267,845	69%	5,330,427	72%	5,026,698	72%	4,712,809	74%
Total deposits	$9,493,767	100%	$7,579,747	100%	$7,372,279	100%	$6,945,008	100%	$6,345,212	100%

The following table summarizes the amounts outstanding at December 31, 2018 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in demand deposits are brokered deposits of $169 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$90,798	5,281,102	5,371,900
Three months to six months	141,725	—	141,725
Seven months to twelve months	124,071	—	124,071
Over twelve months	151,718	—	151,718
Total	$508,312	5,281,102	5,789,414

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Repurchase agreements
Amount outstanding at end of period	$396,151	362,573	473,650
Weighted interest rate on outstanding amount	0.87%	0.53%	0.34%
Maximum outstanding at any month end	$408,754	497,187	473,650
Average balance	$383,791	413,873	384,066
Weighted-average interest rate	0.59%	0.45%	0.31%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also assumed subordinated debt that qualifies as Tier 2 capital from the FSB acquisition. The subordinated debentures outstanding as of December 31, 2018 were $134 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table represents the Company’s contractual obligations as of December 31, 2018:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2019	2020	2021	2022	2023	Thereafter
Deposits	$9,493,767	8,592,283	634,197	147,320	71,500	28,138	20,310	19
Repurchase agreements	396,151	—	396,151	—	—	—	—	—
FHLB advances	440,175	—	285,847	1,572	150,370	918	204	1,264
Other borrowed funds	14,527	—	—	—	—	178	1,048	13,301
Subordinated debentures	134,051	—	—	—	—	—	—	134,051
Capital lease obligations	191	—	92	92	7	—	—	—
Operating lease obligations	15,741	—	3,192	2,682	2,145	1,427	943	5,352
Total	$10,494,603	8,592,283	1,319,479	151,666	224,022	30,661	22,505	153,987
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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2018	December 31, 2017
FHLB advances
Borrowing capacity	$2,103,860	1,807,787
Amount utilized	(444,749)	(360,185)
Amount available	$1,659,111	1,447,602
FRB discount window
Borrowing capacity	$875,936	1,054,103
Amount utilized	—	—
Amount available	$875,936	1,054,103
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$23,649	29,097
U.S. government sponsored enterprises	108,952	3,358
State and local governments	618,613	769,786
Corporate bonds	290,817	5,982
Residential mortgage-backed securities	220,653	115,527
Commercial mortgage-backed securities	273,439	54,998
Total unencumbered debt securities	$1,536,123	978,748

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 84,521,692 have been issued as of December 31, 2018. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2018. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented the Final Rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2018 is 1.875%. As of December 31, 2018, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s current capital adequacy guidelines as of December 31, 2018. The Federal Reserve’s fully phased-in capital guidelines applicable in 2019 are also summarized.

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank regulatory ratios	14.35%	13.10%	13.10%	11.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%
Minimum capital requirements, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A

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

Under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.9 percent in Idaho, 5 percent in Utah, 4.63 percent in Colorado and 4.9 percent in Arizona. Washington and Wyoming do not impose a corporate income tax.

Income tax expense for the years ended December 31, 2018 and 2017 was $40.3 million and $64.6 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2018 and 2017 was 18.2 percent and 35.7 percent, respectively. The current year effective income tax rate was significantly lower than the prior year and was attributable to the decrease in the federal marginal corporate income tax rate and the prior year $19.7 million revaluation of the net deferred tax asset driven by the Tax Act. The prior year federal statutory income tax rate was 35 percent and was decreased to 21 percent beginning January 1, 2018. Furthermore, the current year and prior year’s effective income tax rates are lower due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $56.1 million and $56.0 million for the years ended December 31, 2018 and 2017, respectively. Benefits from federal income tax credits were $9.2 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $20.5 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2019	$4,153	6,422	850	11,425
2020	4,475	6,418	813	11,706
2021	4,712	5,601	759	11,072
2022	3,944	5,572	695	10,211
2023	3,348	5,572	663	9,583
Thereafter	1,416	21,907	1,565	24,888
	$22,048	51,492	5,345	78,885

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

	Years ended
	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$868,467	$40,041	4.61%	$744,523	$33,114	4.45%	$741,876	$33,410	4.50%
Commercial loans [1]	6,134,018	308,263	5.03%	4,792,720	233,744	4.88%	3,993,363	193,147	4.84%
Consumer and other loans	774,813	38,292	4.94%	684,129	32,584	4.76%	668,990	31,402	4.69%
Total loans [2]	7,777,298	386,596	4.97%	6,221,372	299,442	4.81%	5,404,229	257,959	4.77%
Tax-exempt investment securities [3]	1,083,999	50,239	4.63%	1,160,182	66,077	5.70%	1,325,810	75,907	5.73%
Taxable investment securities [4]	1,802,704	47,771	2.65%	1,722,264	39,727	2.31%	1,874,240	41,775	2.23%
Total earning assets	10,664,001	484,606	4.54%	9,103,818	405,246	4.45%	8,604,279	375,641	4.37%
Goodwill and intangibles	311,321			180,014			155,981
Non-earning assets	453,394			394,363			392,353
Total assets	$11,428,716			$9,678,195			$9,152,613
Liabilities
Non-interest bearing deposits	$2,829,916	$—	—%	$2,175,750	$—	—%	$1,934,543	$—	—%
NOW and DDA accounts	2,242,935	3,862	0.17%	1,656,865	1,402	0.08%	1,498,928	1,062	0.07%
Savings accounts	1,298,985	862	0.07%	1,055,688	624	0.06%	920,058	464	0.05%
Money market deposit accounts	1,704,269	3,377	0.20%	1,547,659	2,407	0.16%	1,420,700	2,183	0.15%
Certificate accounts	919,356	6,497	0.71%	888,887	5,114	0.58%	1,013,046	5,998	0.59%
Wholesale deposits [5]	156,022	3,761	2.41%	275,804	7,246	2.63%	335,616	8,695	2.59%
FHLB advances	231,158	8,880	3.79%	258,528	6,748	2.57%	294,952	6,221	2.07%
Repurchase agreements and other borrowed funds	526,623	8,292	1.57%	547,307	6,323	1.16%	515,254	5,008	0.97%
Total interest bearing liabilities	9,909,264	35,531	0.36%	8,406,488	29,864	0.36%	7,933,097	29,631	0.37%
Other liabilities	71,901			83,991			96,392
Total liabilities	9,981,165			8,490,479			8,029,489
Stockholders’ Equity
Common stock	836			775			763
Paid-in capital	1,014,559			781,267			740,792
Retained earnings	452,996			406,200			371,925
Accumulated other comprehensive (loss) income	(20,840)			(526)			9,644
Total stockholders’ equity	1,447,551			1,187,716			1,123,124
Total liabilities and stockholders’ equity	$11,428,716			$9,678,195			$9,152,613
Net interest income (tax-equivalent)		$449,075			$375,382			$346,010
Net interest spread (tax-equivalent)			4.18%			4.09%			4.00%
Net interest margin (tax-equivalent)			4.21%			4.12%			4.02%

______________________________

[1]	Includes tax effect of $4.1 million, $6.4 million and $4.2 million on tax-exempt municipal loan and lease income for the years ended December 31, 2018, 2017 and 2016, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $10.3 million, $22.5 million and $25.9 million on tax-exempt debt securities income for the years ended December 31, 2018, 2017 and 2016, respectively.

[4]	Includes tax effect of $1.2 million, $1.3 million and $1.4 million on federal income tax credits for the years ended December 31, 2018, 2017 and 2016, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended December 31,			Year ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$5,513	1,414	6,927	119	(415)	(296)
Commercial loans (tax-equivalent)	65,416	9,103	74,519	38,029	2,568	40,597
Consumer and other loans	4,319	1,389	5,708	623	559	1,182
Investment securities (tax-equivalent)	157	(7,951)	(7,794)	(11,680)	(198)	(11,878)
Total interest income	75,405	3,955	79,360	27,091	2,514	29,605
Interest expense
NOW and DDA accounts	496	1,964	2,460	109	231	340
Savings accounts	144	94	238	67	93	160
Money market deposit accounts	244	726	970	189	35	224
Certificate accounts	175	1,208	1,383	(750)	(134)	(884)
Wholesale deposits	(3,147)	(338)	(3,485)	(1,569)	120	(1,449)
FHLB advances	(714)	2,846	2,132	(783)	1,310	527
Repurchase agreements and other borrowed funds	(239)	2,208	1,969	297	1,018	1,315
Total interest expense	(3,041)	8,708	5,667	(2,440)	2,673	233
Net interest income (tax-equivalent)	$78,446	(4,753)	73,693	29,531	(159)	29,372

Net interest income (tax-equivalent) increased $73.7 million for the year ended December 31, 2018 compared to the same period in 2017. The interest income for 2018 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Furthermore, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. The decrease in interest income on the debt securities portfolio was primarily the result of a decrease in the tax benefit related to the tax-exempt debt securities. Total interest expense increased from the prior year primarily from an increase in deposit and FHLB interest rates, which was partially offset by the decrease in wholesale deposits.

Net interest income (tax-equivalent) increased $29.4 million during 2017 compared to 2016. The interest income for 2017 increased over the prior year primarily from continued increased growth of the Company’s commercial loan portfolio along with increased yields on such loans. The decrease in interest income on the debt securities portfolio was the result of continuing to redeploy cash flow from debt securities into the loan portfolio. Total interest expense remained stable compared to the prior year with volatility in certain categories including wholesale deposits, FHLB advances and other borrowed funds. The decrease in wholesale deposits resulted from the Company taking the opportunity to pay down a portion of its higher cost funding. The increase in rates on FHLB advances resulted from the Company changing a portion of its LIBOR-based borrowings from wholesale deposits to FHLB advances for its cash flow hedges ($260 million notional). The increase in rates on other borrowed funds resulted from the increased rates on the Company’s variable rate subordinated debentures.

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

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that may have had a material impact on the Company that became effective during 2018 or 2017 includes amendments to:

•	FASB Accounting Standards CodificationTM (“ASC”) Topic 815, Derivatives and Hedging; and

•	FASB ASC Topic 825, Financial Instruments; and

•	FASB ASC Topic 606, Revenue from Contracts with Customers

•	FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income;

•	FASB ASC Topic 718, Compensation - Stock Compensation;

Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2018 includes amendments to:

•	FASB ASC Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs;

•	FASB ASC Topic 350, Simplifying the Test for Goodwill;

•	FASB ASC Topic 326, Financial Instruments - Credit Losses; and

•	FASB ASC Topic 842, Leases

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk (e.g., economic value of equity). The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Given the historically low rate environment, policy limits have been established only for a downward shift in interest rates of 100 bps. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2018 as compared to the ALCO policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2018.

	One Year		Two Years
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bps Rate shock	(10.0)%	(2.9)%	(15.0)%	(4.9)%
+100 bps Rate shock	(10.0)%	(0.6)%	(15.0)%	1.4%
+200 bps Rate shock	(10.0)%	(1.7)%	(15.0)%	2.0%
+200 bps Rate ramp	(10.0)%	(1.2)%	(15.0)%	0.8%
+300 bps Rate shock	(20.0)%	(2.4)%	(20.0)%	2.9%
+400 bps Rate shock	(20.0)%	(3.6)%	(20.0)%	3.3%
+400 bps Rate ramp	(10.0)%	(0.8)%	(20.0)%	0.2%

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2018:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bps Rate shock	(10.0)%	(6.1)%
+100 bps Rate shock	(10.0)%	0.3%
+200 bps Rate shock	(20.0)%	(2.8)%
+300 bps Rate shock	(30.0)%	(6.5)%
+400 bps Rate shock	(40.0)%	(10.8)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on Internal Control Over Financial Reporting
We have audited Glacier Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 22, 2019, expressed an unqualified opinion thereon.

Basis for Opinion
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

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

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

/s/ BKD, LLP

Denver, Colorado
February 22, 2019

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017
Assets
Cash on hand and in banks	$161,782	139,948
Interest bearing cash deposits	42,008	60,056
Cash and cash equivalents	203,790	200,004
Debt securities, available-for-sale	2,571,663	1,778,243
Debt securities, held-to-maturity	297,915	648,313
Total debt securities	2,869,578	2,426,556
Loans held for sale, at fair value	33,156	38,833
Loans receivable	8,287,549	6,577,824
Allowance for loan and lease losses	(131,239)	(129,568)
Loans receivable, net	8,156,310	6,448,256
Premises and equipment, net	241,528	177,348
Other real estate owned	7,480	14,269
Accrued interest receivable	54,408	44,462
Deferred tax asset	23,564	38,344
Core deposit intangible, net	49,242	14,184
Goodwill	289,586	177,811
Non-marketable equity securities	27,871	29,884
Bank-owned life insurance	82,320	59,351
Other assets	76,651	37,047
Total assets	$12,115,484	9,706,349
Liabilities
Non-interest bearing deposits	$3,001,178	2,311,902
Interest bearing deposits	6,492,589	5,267,845
Securities sold under agreements to repurchase	396,151	362,573
Federal Home Loan Bank advances	440,175	353,995
Other borrowed funds	14,708	8,224
Subordinated debentures	134,051	126,135
Accrued interest payable	4,252	3,450
Other liabilities	116,526	73,168
Total liabilities	10,599,630	8,507,292
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	845	780
Paid-in capital	1,051,253	797,997
Retained earnings - substantially restricted	473,183	402,259
Accumulated other comprehensive loss	(9,427)	(1,979)
Total stockholders’ equity	1,515,854	1,199,057
Total liabilities and stockholders’ equity	$12,115,484	9,706,349
Number of common stock shares issued and outstanding	84,521,692	78,006,956

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Interest Income
Investment securities	$86,499	81,968	90,392
Residential real estate loans	40,041	33,114	33,410
Commercial loans	304,164	227,356	188,949
Consumer and other loans	38,292	32,584	31,402
Total interest income	468,996	375,022	344,153
Interest Expense
Deposits	18,359	16,793	18,402
Securities sold under agreements to repurchase	2,248	1,858	1,207
Federal Home Loan Bank advances	8,880	6,748	6,221
Other borrowed funds	95	79	67
Subordinated debentures	5,949	4,386	3,734
Total interest expense	35,531	29,864	29,631
Net Interest Income	433,465	345,158	314,522
Provision for loan losses	9,953	10,824	2,333
Net interest income after provision for loan losses	423,512	334,334	312,189
Non-Interest Income
Service charges and other fees	74,887	67,717	62,405
Miscellaneous loan fees and charges	6,805	4,360	4,613
Gain on sale of loans	27,134	30,439	33,606
Loss on sale of debt securities	(1,113)	(660)	(1,463)
Other income	11,111	10,383	8,157
Total non-interest income	118,824	112,239	107,318
Non-Interest Expense
Compensation and employee benefits	195,056	160,506	151,697
Occupancy and equipment	30,734	26,631	25,979
Advertising and promotions	9,566	8,405	8,433
Data processing	15,911	14,150	14,390
Other real estate owned	3,221	1,909	2,895
Regulatory assessments and insurance	5,075	4,431	4,780
Core deposit intangible amortization	6,270	2,494	2,970
Other expenses	54,294	47,045	47,570
Total non-interest expense	320,127	265,571	258,714
Income Before Income Taxes	222,209	181,002	160,793
Federal and state income tax expense	40,331	64,625	39,662
Net Income	$181,878	116,377	121,131
Basic earnings per share	$2.18	1.50	1.59
Diluted earnings per share	$2.17	1.50	1.59
Dividends declared per share	$1.31	1.14	1.10
Average outstanding shares - basic	83,603,515	77,537,664	76,278,463
Average outstanding shares - diluted	83,677,185	77,607,605	76,341,836
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net Income	$181,878	116,377	121,131
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(15,608)	3,428	(21,407)
Reclassification adjustment for losses included in net income	12	636	1,335
Net unrealized (losses) gains on available-for-sale securities	(15,596)	4,064	(20,072)
Tax effect	3,952	(1,563)	7,776
Net of tax amount	(11,644)	2,501	(12,296)
Unrealized gains (losses) on derivatives used for cash flow hedges	3,286	444	(1,643)
Reclassification adjustment for losses included in net income	2,334	4,892	6,417
Net unrealized gains on derivatives used for cash flow hedges	5,620	5,336	4,774
Tax effect	(1,424)	(2,083)	(1,849)
Net of tax amount	4,196	3,253	2,925
Total other comprehensive (loss) income, net of tax	(7,448)	5,754	(9,371)
Total Comprehensive Income	$174,430	122,131	111,760

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2018, 2017 and 2016

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income (Loss)
	Shares	Amount				Total
Balance at January 1, 2016	76,086,288	$761	736,368	337,532	1,989	1,076,650
Net income	—	—	—	121,131	—	121,131
Other comprehensive loss	—	—	—	—	(9,371)	(9,371)
Cash dividends declared ($1.10 per share)	—	—	—	(84,284)	—	(84,284)
Stock issued in connection with acquisitions	349,545	3	10,462	—	—	10,465
Stock issuances under stock incentive plans	89,569	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,278	—	—	2,278
Balance at December 31, 2016	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Net income	—	—	—	116,377	—	116,377
Other comprehensive income	—	—	—	351	5,403	5,754
Cash dividends declared ($1.14 per share)	—	—	—	(88,848)	—	(88,848)
Stock issued in connection with acquisitions	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	99,893	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,232	—	—	2,232
Balance at December 31, 2017	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	181,878	—	181,878
Other comprehensive loss	—	—	—	—	(7,448)	(7,448)
Cash dividends declared ($1.31 per share)	—	—	—	(110,954)	—	(110,954)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	81,868	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,514	—	—	2,514
Balance at December 31, 2018	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Operating Activities
Net income	$181,878	116,377	121,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,953	10,824	2,333
Net amortization of debt securities	13,095	20,026	26,210
Net accretion of purchase accounting adjustments	(3,963)	(5,131)	(2,252)
Amortization of debt modification costs	1,649	471	—
Origination of loans held for sale	(841,451)	(889,212)	(1,098,864)
Proceeds from loans held for sale	896,145	984,506	1,155,186
Gain on sale of loans	(27,134)	(30,439)	(33,606)
Loss on sale of debt securities	1,113	660	1,463
Bank-owned life insurance income, net	(2,234)	(1,395)	(1,142)
Stock-based compensation, net of tax benefits	3,122	2,952	1,844
Depreciation of premises and equipment	16,019	14,758	15,294
Loss (gain) on sale and write-downs of other real estate owned, net	2,130	(1,641)	1,217
Deferred tax expense (benefit)	6,861	25,887	(82)
Amortization of core deposit intangibles	6,270	2,494	2,970
Amortization of investments in variable interest entities	7,639	4,692	2,578
Net (increase) decrease in accrued interest receivable	(2,741)	2,466	(1,144)
Net decrease in other assets	348	1,139	6,621
Net increase (decrease) in accrued interest payable	357	(135)	60
Net increase (decrease) in other liabilities	11,655	(4,558)	(6,730)
Net cash provided by operating activities	280,711	254,741	193,087
Investing Activities
Sales of available-for-sale debt securities	226,842	247,748	62,817
Maturities, prepayments and calls of available-for-sale debt securities	357,876	446,695	662,003
Purchases of available-for-sale debt securities	(820,333)	(36,239)	(585,064)
Maturities, prepayments and calls of held-to-maturity debt securities	76,832	25,187	25,405
Purchases of held-to-maturity debt securities	—	—	(1,222)
Principal collected on loans	2,691,953	2,099,292	1,781,534
Loan originations	(3,460,227)	(2,740,281)	(2,375,136)
Net additions to premises and equipment	(18,637)	(10,128)	(8,306)
Proceeds from sale of other real estate owned	9,385	12,335	10,145
Proceeds from redemption of non-marketable equity securities	87,221	68,610	73,611
Purchases of non-marketable equity securities	(87,975)	(71,396)	(67,594)
Proceeds from bank-owned life insurance	1,331	437	437
Investments in variable interest entities	(37,956)	(14,514)	(6,644)
Net cash received from (paid in) acquisitions	101,268	(4,091)	6,701
Net cash (used in) provided by investing activities	(872,420)	23,655	(421,313)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Financing Activities
Net increase (decrease) in deposits	$599,037	(89,397)	368,006
Net increase (decrease) in securities sold under agreements to repurchase	4,398	(111,077)	50,236
Net increase (decrease) in short-term Federal Home Loan Bank advances	85,000	137,200	(100,000)
Proceeds from long-term Federal Home Loan Bank advances	—	150,000	—
Repayments of long-term Federal Home Loan Bank advances	(1,198)	(208,192)	(45,567)
Net (decrease) increase in other borrowed funds	(5,059)	3,784	(521)
Cash dividends paid	(85,493)	(111,720)	(84,040)
Tax withholding payments for stock-based compensation	(1,190)	(1,531)	(600)
Net cash provided by (used in) financing activities	595,495	(230,933)	187,514
Net increase (decrease) in cash, cash equivalents and restricted cash	3,786	47,463	(40,712)
Cash, cash equivalents and restricted cash at beginning of period	200,004	152,541	193,253
Cash, cash equivalents and restricted cash at end of period	$203,790	200,004	152,541
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$35,174	30,000	29,576
Cash paid during the period for income taxes	26,489	40,219	36,225
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$270,331	—	—
Sale and refinancing of other real estate owned	406	553	728
Transfer of loans to other real estate owned	4,924	4,466	5,198
Dividends declared but not paid	25,726	265	23,137
Acquisitions
Fair value of common stock shares issued	250,807	46,673	10,465
Cash consideration for outstanding shares	16,265	17,342	3,475
Effective settlement of pre-existing receivable	10,054	—	—
Fair value of assets acquired	1,660,882	355,230	69,750
Liabilities assumed	1,383,756	321,824	62,225

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

In February 2018, the Company completed its acquisition of Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). In January 2018, the Company completed its acquisition of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). In April 2017, the Company completed its acquisition of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona (collectively, “Foothills”). In August 2016, the Company completed its acquisition of Treasure State Bank, a community bank based in Missoula, Montana. The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 22.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2018 was $53,626,000.

Debt Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities.

The Company reviews and analyzes the various risks that may be present within the investment portfolio on an ongoing basis, including market risk and credit risk. Market risk is the risk to an entity’s financial condition resulting from adverse changes in the value of its holdings arising from movements in interest rates, foreign exchange rates, equity prices or commodity prices. The Company assesses the market risk of individual debt securities as well as the investment portfolio as a whole. Credit risk, broadly defined, is the risk that an issuer or counterparty will fail to perform on an obligation. A debt security is investment grade if the issuer has an adequate capacity to meet its commitment over the expected life of the investment, i.e., the risk of default is low and full and timely repayment of interest and principal is expected. To determine investment grade status for debt securities, the Company conducts due diligence of the creditworthiness of the issuer or counterparty prior to acquisition and ongoing thereafter consistent with the risk characteristics of the security and the overall risk of the investment portfolio. Credit quality due diligence takes into account the extent to which a security is guaranteed by the U.S. government and other agencies of the U.S. government. The depth of the due diligence is based on the complexity of the structure, the size of the security, and takes into account material positions and specific groups of securities or stratifications for analysis and review of similar risk positions. The due diligence includes consideration of payment performance, collateral adequacy, internal analyses, third party research and analytics, external credit ratings and default statistics.

For additional information relating to debt securities, see Note 2.

Temporary versus Other-Than-Temporary Impairment
The Company assesses individual debt securities in its investment portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. A debt security is impaired if the fair value of the security is less than its carrying value at the financial statement date. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost for the credit loss portion of the impairment with a corresponding charge to earnings for a like amount.

In evaluating impaired debt securities for other-than-temporary impairment losses, management considers 1) the severity and duration of the impairment; 2) the credit ratings of the security; and 3) the overall deal structure, including the Company’s position within the structure, the overall and near term financial performance of the issuer and underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.

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

Premises and Equipment
Premises and equipment are accounted for at cost less depreciation. Depreciation is computed on a straight-line method over the estimated useful lives or the term of the related lease. The estimated useful life for office buildings is 15 to 40 years and the estimated useful life for furniture, fixtures, and equipment is 3 to 10 years. Interest is capitalized for any significant building projects. For additional information relating to premises and equipment, see Note 4.

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

Other Real Estate Owned
Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value, less estimated selling cost, at acquisition date (i.e., cost of the property). The Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon the occurrence of either the Company obtaining legal title to the property or the borrower conveying all interest in the property through a deed-in-lieu or similar agreement. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expense and the asset carrying value is reduced. Gain or loss on disposition of OREO is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2018 and 2017, no long-lived assets were considered materially impaired.

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

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2018 and 2017 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

For additional information relating to goodwill, see Note 5.

Equity Securities
Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable fair value, FHLB stock is carried at cost and evaluated for impairment. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs is jointly and severally liable for repayment of each other’s debt.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company also has an insignificant amount of marketable equity securities that are included in other assets on the Company’s statements of financial condition. Marketable equity securities with readily determinable fair values are measured at fair value and changes in fair value are recognized in other income. Marketable equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed period. The notional amount upon which the interest payments are based is not exchanged. The swap agreements are derivative instruments and convert a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on the cash flow hedging instruments is initially reported as a component of OCI and subsequently reclassified into earnings in the same period during which the transaction affects earnings. For highly effective hedges, the ineffective portion of the gain or loss on derivative instruments, if any, would be amortized over the remaining life the hedging instrument using a systematic and rational method. For the years ended December 31, 2018, 2017, and 2016, the Company’s cash flow hedges were determined to be fully effective.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $76,664,000, $69,808,000, and $64,722,000 for the years ended December 31, 2018, 2017, and 2016, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2018 and 2017 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Stock-based Compensation
Stock-based compensation awards granted, comprised of restricted stock awards and stock options, are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service period of each award. The impact of forfeitures of stock-based compensation awards on compensation expense is recognized as forfeitures occur. For additional information relating to stock-based compensation, see Note 12.

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

Reclassifications
Certain reclassifications have been made to the 2017 and 2016 financial statements to conform to the 2018 presentation.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Accounting Guidance Adopted in 2018
The ASC is the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of recently adopted Accounting Standards Updates (“ASU”) that may have had a material effect on the Company’s financial position or results of operations.

ASU 2017-12 - Derivatives and Hedging. In August 2017, FASB amended ASC Topic 815 to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments made targeted improvements to simplify the application of the hedge accounting guidance. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted. The Company early adopted the amendments effective November 30, 2018 and determined the impact of these amendments did not have a significant impact on the Company’s financial position or results of operations. As a result of the adoption of the amendments, the Company redesignated state and local government securities with a carrying value of $270,331,000 from held-to-maturity classification to available-for-sale classification; such securities are eligible to be hedged under the last-of-layer method under the amendments and, therefore, qualified for such reclassification. The Company’s accounting procedures were modified upon adoption of the amendments to include the assessment of on-going hedge effectiveness utilizing qualitative measurement tests. For additional information on derivatives, see Note 10.

ASU 2016-01 - Financial Instruments - Overall. In January 2016, FASB amended ASC Topic 825 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2017. Amendments were to be applied by means of a cumulative-effect adjustment to the Company’s statements of financial condition as of the beginning of the reporting year of adoption. The amendments impacted the Company as follows: 1) equity investments (with certain exclusions) are to be measured at fair value with the changes recognized in net income; 2) an exit price must be utilized when measuring the fair value of financial instruments; and 3) additional disclosures are required relating to OCI, the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s other deferred tax assets, and other disclosures. The Company adopted the amendments effective January 1, 2018 and determined that the impact of these amendments did not have a significant impact on the Company’s equity securities, fair value disclosures, financial position or results of operations. The amendments changed the method utilized to disclose the fair value of the loan portfolio to an exit price notion when measuring fair value. The Company developed processes to comply with the disclosure requirements of such amendments and accounting policies and procedures were updated accordingly. For additional information on fair value of assets and liabilities, see Note 20.

ASU 2014-09 - Revenue from Contracts With Customers. In May 2014, FASB amended ASC Topic 606 to clarify the principles for recognizing revenue and develop a common revenue standard among industries. The new guidance established the following core principle: recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services. Five steps were provided for a company or organization to follow to achieve such core principle. The new guidance also included a cohesive set of disclosure requirements that provided users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue recognition guidance effective January 1, 2018 and determined the majority of the Company’s revenue sources, such as interest income from debt securities and loans, fee income from loans and gain on sale of loans, were not within the scope of Topic 606. The Company evaluated the revenue sources determined to be in scope of Topic 606, including service charges and fee income on deposits and gain or loss on sale of OREO and determined the adoption of the guidance did not have a significant impact to the Company’s financial position or results of operations; however, OREO policies and procedures were updated and implemented and new disclosures about the Company’s revenue have been incorporated into the notes to the financial statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

Accounting Guidance Pending Adoption at December 31, 2018
The following paragraphs provide descriptions of newly issued but not yet effective ASUs that could have a material effect on the Company’s financial position or results of operations.

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs. In March 2017, FASB amended ASC Subtopic 310-20 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted and if adopted in an interim period, any adjustments should be reflected as of the beginning of the year that includes the interim period. The entity will apply the amendments on a modified retrospective basis through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has premiums on debt securities that are currently being amortized to the maturity date, primarily in the state and local governments category. When the Company adopts these amendments on January 1, 2019, the Company will adjust $24,102,000 of the premium associated with debt securities to retained earnings. The Company has finalized its review of the amendments and has updated its accounting policies and procedures.

ASU 2017-04 - Intangibles - Goodwill and Other. In January 2017, FASB amended ASC Topic 350 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 5.

ASU 2016-13 - Financial Instruments - Credit Losses. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities will be replaced with an allowance approach. The Company has engaged a third-party vendor solution and is currently in the implementation phase and evaluating the appropriate models, loan pools and assumptions to be utilized. The project team anticipates running parallel models during 2019 to refine its processes and procedures. For additional information on the ALLL, see Note 3.

Note 1. Nature of Operations and Summary of Significant Accounting Policies (continued)

ASU 2016-02 - Leases. In February 2016, FASB amended ASC Topic 842 to address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. The Company has lease agreements for which the amendments will require the recognition of a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. An entity is permitted to elect not to restate its comparative periods in the period of adoption when transitioning to ASC Topic 842 and the Company expects to make this election. As a result, a cumulative-effect adjustment to retained earnings will be recognized as of the effective date. In addition, the Company expects to make the following elections: 1) to not use hindsight in determining lease terms and in assessing impairment of right-of-use assets; 2) to use the practical expedient package, which would require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases; 3) to account for lease and nonlease components together as a single combined lease component; and 4) to exclude short-term leases from ASC Topic 842 guidance. When the Company adopts these amendments on January 1, 2019, the Company expects to recognize a right-of-use asset and related lease liability on the Company’s statement of financial condition of $36,042,000 and $37,384,000, respectively. The Company has finalized its review of the amendments and has updated its accounting policies and procedures.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$23,757	54	(162)	23,649
U.S. government sponsored enterprises	120,670	52	(514)	120,208
State and local governments	844,636	18,936	(11,322)	852,250
Corporate bonds	292,052	378	(1,613)	290,817
Residential mortgage-backed securities	808,537	628	(16,250)	792,915
Commercial mortgage-backed securities	490,868	3,312	(2,356)	491,824
Total available-for-sale	2,580,520	23,360	(32,217)	2,571,663
Held-to-maturity
State and local governments	297,915	1,380	(11,039)	288,256
Total held-to-maturity	297,915	1,380	(11,039)	288,256
Total debt securities	$2,878,435	24,740	(43,256)	2,859,919

Note 2. Debt Securities (continued)

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$31,216	54	(143)	31,127
U.S. government sponsored enterprises	19,195	—	(104)	19,091
State and local governments	614,366	20,299	(5,164)	629,501
Corporate bonds	216,443	802	(483)	216,762
Residential mortgage-backed securities	785,960	1,253	(7,930)	779,283
Commercial mortgage-backed securities	104,324	25	(1,870)	102,479
Total available-for-sale	1,771,504	22,433	(15,694)	1,778,243
Held-to-maturity
State and local governments	648,313	20,346	(8,573)	660,086
Total held-to-maturity	648,313	20,346	(8,573)	660,086
Total debt securities	$2,419,817	42,779	(24,267)	2,438,329

On November 30, 2018, the Company early adopted FASB ASU 2017-12, Derivatives and Hedging, and in doing so redesignated state and local government securities with a carrying value of $270,331,000, from held-to-maturity classification to available-for-sale classification. The Company considers the available-for-sale classification of these debt securities to be appropriate since it no longer had the intent to hold them to maturity. No gain or loss was recorded at the time of transfer. For additional information on FASB ASU 2017-12, Derivatives and Hedging, see Note 1.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2018. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$141,771	141,356	—	—
Due after one year through five years	316,311	314,777	6,457	6,527
Due after five years through ten years	311,194	314,961	75,204	74,100
Due after ten years	511,839	515,830	216,254	207,629
	1,281,115	1,286,924	297,915	288,256
Mortgage-backed securities [1]	1,299,405	1,284,739	—	—
Total	$2,580,520	2,571,663	297,915	288,256
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Note 2. Debt Securities (continued)

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Available-for-sale
Proceeds from sales and calls of debt securities	$265,587	280,783	212,140
Gross realized gains [1]	443	3,369	2,459
Gross realized losses [1]	(455)	(4,005)	(3,794)
Held-to-maturity
Proceeds from calls of debt securities	79,000	23,020	25,405
Gross realized gains [1]	101	204	97
Gross realized losses [1]	(1,202)	(228)	(225)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

At December 31, 2018 and 2017, the Company had debt securities with carrying values of $1,333,455,000 and $1,447,808,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), interest rate swap agreements and deposits of several local government units.

Debt securities with an unrealized loss position are summarized as follows:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$4,287	(27)	10,519	(135)	14,806	(162)
U.S. government sponsored enterprises	43,400	(103)	35,544	(411)	78,944	(514)
State and local governments	72,080	(922)	232,244	(10,400)	304,324	(11,322)
Corporate bonds	119,111	(937)	114,800	(676)	233,911	(1,613)
Residential mortgage-backed securities	132,405	(833)	537,202	(15,417)	669,607	(16,250)
Commercial mortgage-backed securities	73,118	(402)	86,504	(1,954)	159,622	(2,356)
Total available-for-sale	$444,401	(3,224)	1,016,813	(28,993)	1,461,214	(32,217)
Held-to-maturity
State and local governments	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)
Total held-to-maturity	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)

Note 2. Debt Securities (continued)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$1,208	(5)	13,179	(138)	14,387	(143)
U.S. government sponsored enterprises	14,926	(56)	3,425	(48)	18,351	(104)
State and local governments	61,126	(689)	121,181	(4,475)	182,307	(5,164)
Corporate bonds	99,636	(264)	29,034	(219)	128,670	(483)
Residential mortgage-backed securities	372,175	(3,050)	254,721	(4,880)	626,896	(7,930)
Commercial mortgage-backed securities	37,650	(469)	62,968	(1,401)	100,618	(1,870)
Total available-for-sale	$586,721	(4,533)	484,508	(11,161)	1,071,229	(15,694)
Held-to-maturity
State and local governments	$21,207	(186)	105,486	(8,387)	126,693	(8,573)
Total held-to-maturity	$21,207	(186)	105,486	(8,387)	126,693	(8,573)

Based on an analysis of its debt securities with unrealized losses as of December 31, 2018 and 2017, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2018, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017
Residential real estate loans	$887,742	720,728
Commercial loans
Real estate	4,657,561	3,577,139
Other commercial	1,911,171	1,579,353
Total	6,568,732	5,156,492
Consumer and other loans
Home equity	544,688	457,918
Other consumer	286,387	242,686
Total	831,075	700,604
Loans receivable	8,287,549	6,577,824
Allowance for loan and lease losses	(131,239)	(129,568)
Loans receivable, net	$8,156,310	6,448,256
Net deferred origination (fees) costs included in loans receivable	$(5,685)	(2,643)
Net purchase accounting (discounts) premiums included in loans receivable	$(25,172)	(16,325)
Weighted-average interest rate on loans (tax-equivalent)	4.97%	4.81%

Note 3. Loans Receivable, Net (continued)

At December 31, 2018, the Company had $5,181,912,000 in variable rate loans and $3,105,637,000 in fixed rate loans. At December 31, 2018, the Company had loans of $4,483,373,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2018 and 2017. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2018.

Loans that are serviced for others are not reported as assets. The principal balances of these loans were $181,281,000 and $4,042,000 at December 31, 2018 and 2017, respectively, with the increase almost entirely due to loans serviced for others assumed with the FSB acquisition. The fair value of servicing rights was insignificant at December 31, 2018 and 2017. There were no significant purchases or sales of portfolio loans during 2018, 2017 and 2016.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2018 and 2017 was $59,528,000 and $82,350,000, respectively. During 2018, new loans to such related parties were $17,830,000, repayments were $38,276,000 and the effect of changes in composition of related parties was $(2,376,000). In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Loan and Lease Losses
The ALLL is a valuation allowance for probable incurred credit losses. The following tables summarize the activity in the ALLL by loan class:

	Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	9,953	474	4,343	1,916	(471)	3,691
Charge-offs	(17,807)	(728)	(3,469)	(5,045)	(210)	(8,355)
Recoveries	9,525	87	3,059	1,986	288	4,105
Balance at end of period	$131,239	10,631	72,448	38,160	5,811	4,189

	Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	10,824	(1,521)	7,152	2,545	(1,103)	3,751
Charge-offs	(19,331)	(199)	(6,188)	(2,856)	(489)	(9,599)
Recoveries	8,503	82	1,778	1,791	224	4,628
Balance at end of period	$129,568	10,798	68,515	39,303	6,204	4,748

	Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,697	14,427	67,877	32,525	8,998	5,870
Provision for loan losses	2,333	(1,734)	(2,686)	5,164	(520)	2,109
Charge-offs	(11,496)	(464)	(3,082)	(1,778)	(1,185)	(4,987)
Recoveries	9,038	207	3,664	1,912	279	2,976
Balance at end of period	$129,572	12,436	65,773	37,823	7,572	5,968

Note 3. Loans Receivable, Net (continued)

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$108,788	12,685	68,837	20,975	3,497	2,794
Collectively evaluated for impairment	8,178,761	875,057	4,588,724	1,890,196	541,191	283,593
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387
ALLL
Individually evaluated for impairment	$3,223	83	568	2,313	39	220
Collectively evaluated for impairment	128,016	10,548	71,880	35,847	5,772	3,969
Total ALLL	$131,239	10,631	72,448	38,160	5,811	4,189

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$119,994	12,399	77,536	23,032	3,755	3,272
Collectively evaluated for impairment	6,457,830	708,329	3,499,603	1,556,321	454,163	239,414
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686
ALLL
Individually evaluated for impairment	$5,223	246	500	3,851	56	570
Collectively evaluated for impairment	124,345	10,552	68,015	35,452	6,148	4,178
Total ALLL	$129,568	10,798	68,515	39,303	6,204	4,748

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans by loan class:

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,312	5,251	9,477	4,282	3,213	2,089
Accruing loans 60-89 days past due	9,255	860	3,231	3,838	735	591
Accruing loans 90 days or more past due	2,018	788	—	492	428	310
Non-accrual loans	47,252	8,021	27,264	8,619	2,575	773
Total past due and non-accrual loans	82,837	14,920	39,972	17,231	6,951	3,763
Current loans receivable	8,204,712	872,822	4,617,589	1,893,940	537,737	282,624
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387

Note 3. Loans Receivable, Net (continued)

	December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$26,375	6,252	12,546	3,634	2,142	1,801
Accruing loans 60-89 days past due	11,312	794	5,367	3,502	987	662
Accruing loans 90 days or more past due	6,077	2,366	609	2,973	—	129
Non-accrual loans	44,833	4,924	27,331	8,298	3,338	942
Total past due and non-accrual loans	88,597	14,336	45,853	18,407	6,467	3,534
Current loans receivable	6,489,227	706,392	3,531,286	1,560,946	451,451	239,152
Total loans receivable	$6,577,824	720,728	3,577,139	1,579,353	457,918	242,686

Interest income that would have been recorded on non-accrual loans if such loans had been current for the entire period would have been approximately $2,340,000, $2,162,000, and $2,364,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	At or for the Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$19,197	1,957	9,345	7,268	120	507
Unpaid principal balance	19,491	2,220	9,345	7,268	120	538
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	19,519	2,686	8,498	7,081	82	1,172
Loans without a specific valuation allowance
Recorded balance	89,591	10,728	59,492	13,707	3,377	2,287
Unpaid principal balance	107,486	11,989	71,300	17,689	3,986	2,522
Average balance	106,747	10,269	73,889	17,376	3,465	1,748
Total
Recorded balance	108,788	12,685	68,837	20,975	3,497	2,794
Unpaid principal balance	126,977	14,209	80,645	24,957	4,106	3,060
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	126,266	12,955	82,387	24,457	3,547	2,920

Note 3. Loans Receivable, Net (continued)

	At or for the Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$17,689	2,978	4,545	8,183	186	1,797
Unpaid principal balance	18,400	3,046	4,573	8,378	199	2,204
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	18,986	2,928	5,851	8,477	359	1,371
Loans without a specific valuation allowance
Recorded balance	102,305	9,421	72,991	14,849	3,569	1,475
Unpaid principal balance	122,833	10,380	89,839	16,931	4,098	1,585
Average balance	107,945	9,834	76,427	15,129	4,734	1,821
Total
Recorded balance	119,994	12,399	77,536	23,032	3,755	3,272
Unpaid principal balance	141,233	13,426	94,412	25,309	4,297	3,789
Specific valuation allowance	5,223	246	500	3,851	56	570
Average balance	126,931	12,762	82,278	23,606	5,093	3,192

Interest income recognized on impaired loans for the years ended December 31, 2018, 2017, and 2016 was not significant.

Restructured Loans
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

	Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	25	4	8	10	2	1
Pre-modification recorded balance	$21,995	724	12,901	7,813	252	305
Post-modification recorded balance	$21,881	724	12,787	7,813	252	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

Note 3. Loans Receivable, Net (continued)

	Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	32	5	13	11	2	1
Pre-modification recorded balance	$41,521	841	31,109	9,403	158	10
Post-modification recorded balance	$38,838	841	28,426	9,403	158	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

	Year ended December 31, 2016
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	34	—	10	21	3	—
Pre-modification recorded balance	$22,907	—	8,454	14,183	270	—
Post-modification recorded balance	$22,848	—	8,415	14,166	267	—
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$6	—	—	6	—	—

The modifications for the TDRs that occurred during the years ended December 31, 2018, 2017 and 2016 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $6,793,000, $5,987,000 and $5,331,000 for the years ended December 31, 2018, 2017 and 2016, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the years ended December 31, 2018 and 2017 and in residential real estate for the year ended December 31, 2016. At December 31, 2018 and 2017, the Company had $350,000 and $743,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2018 and 2017, the Company had $698,000 and $893,000, respectively, of OREO secured by residential real estate properties.

There were $5,335,000 and $1,960,000 of additional unfunded commitments on TDRs outstanding at December 31, 2018 and 2017, respectively. The amount of charge-offs on TDRs during 2018, 2017 and 2016 was $1,685,000, $2,984,000 and $557,000, respectively.

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Land	$47,511	31,370
Buildings and construction in progress	231,854	182,592
Furniture, fixtures and equipment	90,030	83,177
Leasehold improvements	9,370	8,085
Accumulated depreciation	(137,237)	(127,876)
Net premises and equipment	$241,528	177,348

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $16,019,000, $14,758,000, and $15,294,000, respectively.

Operating and Capital Leases
The Company leases certain land, premises and equipment from third parties under operating and capital leases. Total rent expense for the years ended December 31, 2018, 2017, and 2016 was $4,224,000, $3,629,000, and $3,255,000, respectively. The Company has included capital leases in premises and equipment and amortization is included in depreciation. The Company has entered into lease transactions with related parties. Rent expense with such related parties for the years ended December 31, 2018, 2017, and 2016 was $12,000, $164,000, and $153,000, respectively.

The total future minimum rental commitments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2018 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases	Total
Years ending December 31,
2019	$92	3,192	3,284
2020	92	2,682	2,774
2021	7	2,145	2,152
2022	—	1,427	1,427
2023	—	943	943
Thereafter	—	5,352	5,352
Total minimum lease payments	191	15,741	15,932
Less: Amount representing interest	10
Present value of minimum lease payments	181
Less: Current portion of obligations under capital leases	84
Long-term portion of obligations under capital leases	$97

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Gross carrying value	$62,977	21,649	21,943
Accumulated amortization	(13,735)	(7,465)	(9,596)
Net carrying value	$49,242	14,184	12,347
Aggregate amortization expense	$6,270	2,494	2,970
Estimated amortization expense for the years ending December 31,
2019	$6,768
2020	6,598
2021	6,407
2022	6,187
2023	5,711

Core deposit intangibles increased $41,328,000, $4,331,000 and $762,000 during 2018, 2017 and 2016, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 22.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net carrying value at beginning of period	$177,811	147,053	140,638
Acquisitions and adjustments	111,775	30,758	6,415
Net carrying value at end of period	$289,586	177,811	147,053

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2018 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2018 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2018. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2018 and 2017.

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

The Bank is also the sole member of certain tax credit funds that make direct investments in qualified affordable housing projects (e.g., Low-Income Housing Tax Credit [“LIHTC”] partnerships). As such, the Company is the primary beneficiary of these tax credit funds and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements.

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

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Loans receivable	$80,123	57,796
Accrued interest receivable	96	94
Other assets	45,779	15,885
Total assets	$125,998	73,775
Liabilities
Other borrowed funds	$14,527	7,964
Accrued interest payable	1	1
Other liabilities	125	98
Total liabilities	$14,653	8,063

Note 6. Variable Interest Entities (continued)

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $35,112,000 and $9,169,000 as of December 31, 2018 and 2017, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $11,484,000 at December 31, 2018, and the Company expects to fulfill the majority of these commitments during 2019. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2018, 2017, and 2016.

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

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Amortization expense	$4,926	2,507	1,125
Tax credits and other tax benefits recognized	6,550	3,827	1,515

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

Note 7. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2018 and 2017 were $244,999,000 and $193,962,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2019	$634,197
2020	147,320
2021	71,500
2022	28,138
2023	20,310
Thereafter	19
$901,484

The Company reclassified $5,992,000 and $4,402,000 of overdraft demand deposits to loans as of December 31, 2018 and 2017, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2018 and 2017 was $26,260,000 and $25,641,000, respectively.

Note 8. Borrowings

The Company’s repurchase agreements totaled $396,151,000 and $362,573,000 at December 31, 2018 and 2017, respectively, and are secured by debt securities with carrying values of $511,294,000 and $475,601,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$328,174	—	328,174
Commercial mortgage-backed securities	66,339	1,638	67,977
Total	$394,513	1,638	396,151

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$360,751	—	360,751
Commercial mortgage-backed securities	1,822	—	1,822
Total	$362,573	—	362,573

Note 8. Borrowings (continued)

The Company’s FHLB advances bear a fixed rate of interest and are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. During the year ended December 31, 2017, the Company modified the majority of its long-term FHLB advances, including prepaying higher cost advances, to strategically manage its asset size. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$285,847	2.63%	$200,869	1.64%
Maturing one year through two years	1,572	3.50%	887	2.05%
Maturing two years through three years	150,370	3.77%	1,651	3.58%
Maturing three years through four years	918	5.25%	148,721	2.69%
Maturing four years through five years	204	5.45%	945	5.25%
Thereafter	1,264	4.82%	922	5.42%
Total	$440,175	3.03%	$353,995	2.11%

The Company’s other borrowings consisted of capital lease obligations and other debt obligations through consolidation of certain VIEs. At December 31, 2018, the Company had $230,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

Note 9. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2018		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,332	5.827%	3 month LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,452	6.072%	3 month LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	5.186%	3 month LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	5.438%	3 month LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	3.726%	3 month LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	4.358%	3 month LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,935	4.558%	3 month LIBOR plus 1.82%	03/01/2037
Total subordinated debentures owed to trust subsidiaries	126,278
Tier 2 subordinated debentures	7,773	6.625%	Fixed	10/01/2025
Total subordinated debentures	$134,051

Subordinated Debentures Owed to Trust Subsidiaries
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

Note 9. Subordinated Debentures (continued)

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

For regulatory capital purposes, the FRB has allowed bank holding companies to continue to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) require the FRB to exclude trust preferred securities from Tier 1 capital, but a permanent grandfather provision applicable to the Company permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature, even after the Company’s total assets exceed the $15 billion threshold as a result of organic growth.  Once the Company has crossed the $15 billion threshold, any subsequent merger or acquisition would result in disqualification of the Company’s combined trust preferred securities as Tier 1 capital; however, the trust preferred securities would be included in Tier 2 capital. If the Company crosses the $15 billion threshold as a direct result of an acquisition, neither the Company’s nor the acquired institution’s trust preferred securities would continue to qualify as Tier 1 capital, but instead would be included in Tier 2 capital. All of the Company’s trust preferred securities qualified as Tier 1 capital instruments at December 31, 2018.

Tier 2 Subordinated Debentures
The Company acquired subordinated debentures with the FSB acquisition that qualify as Tier 2 capital under the applicable capital adequacy rules and regulations promulgated by the FRB. The Tier 2 subordinated debentures are not deposits and are not insured by the FDIC or any other government agency. Such obligations are subordinated to the claims of general creditors, are unsecured and are ineligible as collateral. The principal amount is due at maturity and interest distributions are payable quarterly. The Tier 2 subordinated debentures shall not be prepaid prior to the fifth anniversary of the closing date, which is September 30, 2020, except in the event the obligation no longer qualifies as Tier 2 capital (“Tier 2 capital event”) or the interest payable is no longer deductible (“tax event”). Any prepayment made in connection with a Tier 2 capital event or a tax event will be subject to obtaining the prior approval of the FRB. Prepayment on or after the fifth anniversary of the closing date is allowed at any time with notice.

For additional information on regulatory capital, see Note 11.

Note 10. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
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

Note 10. Derivatives and Hedging Activities (continued)

The Company’s interest rate swap derivative financial instruments as of December 31, 2018 are as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and FHLB advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. The aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $8,013,000, $8,013,000 and $8,035,000 during 2018, 2017 and 2016, respectively, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $1,663,000 of the unrealized loss reported in OCI at December 31, 2018 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Interest rate swaps
Amount of gain (loss) recognized in OCI	$3,286	444	(1,643)
Amount of loss reclassified from OCI to interest expense	(2,334)	(4,892)	(6,417)

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$139	(139)	—	—	—	—

Note 10. Derivatives and Hedging Activities (continued)

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$3,908	(139)	3,769	9,389	—	9,389

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of debt securities totaling $4,730,000 at December 31, 2018. There was $0 collateral pledged from the counterparty to the Company as of December 31, 2018. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Residential Real Estate Derivatives
At December 31, 2018, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2018 and 2017, loans with interest rate lock commitments totaled $59,974,000 and $67,861,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. It has been the Company’s practice to enter into “best efforts” forward sales commitments for the future delivery of residential real estate loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. During 2018, the Company also began to enter into free-standing derivatives to mitigate the interest rate risk associated with certain residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced securities (“TBA”) which are used to economically hedge the interest rate risk associated with certain residential real estate loans held for sale and unfunded commitments. At December 31, 2018, TBA commitments were $40,750,000 and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans.

Note 11. Regulatory Capital

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer for 2018 is 1.875 percent. The Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income. As of December 31, 2018, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2018 that management believes have changed the Company’s or Bank’s risk-based capital category.

Note 11. Regulatory Capital

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Bank is also subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2018
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,437,889	14.70%	$782,453	8.00%	N/A	N/A
Glacier Bank	1,401,991	14.35%	781,430	8.00%	$976,787	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,308,017	13.37%	586,840	6.00%	N/A	N/A
Glacier Bank	1,279,778	13.10%	586,072	6.00%	781,430	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,183,517	12.10%	440,130	4.50%	N/A	N/A
Glacier Bank	1,279,778	13.10%	439,554	4.50%	634,911	6.50%
Tier 1 capital (to average assets)
Consolidated	1,308,017	11.35%	461,130	4.00%	N/A	N/A
Glacier Bank	1,279,778	11.08%	462,072	4.00%	577,590	5.00%

	December 31, 2017
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,232,089	15.64%	$630,109	8.00%	N/A	N/A
Glacier Bank	1,182,509	15.04%	628,823	8.00%	$786,029	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,133,125	14.39%	472,582	6.00%	N/A	N/A
Glacier Bank	1,083,744	13.79%	471,617	6.00%	628,823	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,009,276	12.81%	354,437	4.50%	N/A	N/A
Glacier Bank	1,083,744	13.79%	353,713	4.50%	510,919	6.50%
Tier 1 capital (to average assets)
Consolidated	1,133,125	11.90%	380,770	4.00%	N/A	N/A
Glacier Bank	1,083,744	11.47%	377,809	4.00%	472,261	5.00%
______________________________
N/A - Not applicable

Note 12. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2018, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 2,139,518.

During 2018, the Company also assumed a stock-based compensation plan through the Collegiate acquisition. This plan has an insignificant amount of stock options outstanding at December 31, 2018 and no additional shares may be awarded from the plan.

Restricted Stock Awards
The Company has awarded restricted stock to select employees and directors under the 2015 Stock Incentive Plan. Common stock is issued as vesting restrictions lapse, which may be immediately or according to the terms of a vesting schedule. Restricted stock awards may not be sold, pledged or otherwise transferred until restrictions have lapsed. The recipient does not have the right to vote or to receive dividends until the restricted stock award has vested. The fair value of the restricted stock awarded is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock awards for the years ended December 31, 2018, 2017 and 2016 was $3,703,000, $3,764,000 and $2,870,000, respectively, and the recognized income tax benefit related to this expense was $934,000, $1,452,000 and $1,112,000. As of December 31, 2018, total unrecognized compensation expense of $4,013,000 related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of restricted stock awards that vested during the years ended December 31, 2018, 2017 and 2016 was $3,319,000, $3,746,000 and $2,624,000, respectively, and the income tax benefit related to these awards was $1,126,000, $1,998,000 and $1,053,000, respectively. Upon vesting of restricted stock awards, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock award activity for the year ended December 31, 2018:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2017	183,178	$29.84
Granted	114,366	39.92
Vested	(111,273)	29.82
Forfeited	(4,288)	37.64
Non-vested at December 31, 2018	181,983	36.03

The average remaining contractual term on non-vested restricted stock awards at December 31, 2018 is 0.9 years. The aggregate intrinsic value of the non-vested restricted stock awards at December 31, 2018 was $7,210,000.

Note 13. Employee Benefit Plans

The Company provides its qualified employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and supplemental executive retirement plan. The Company has elected to self-insure certain costs related to employee health, dental and vision benefit programs. Costs resulting from non-insured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an individual claim basis for the employee health benefit programs.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2018, 2017, and 2016 was $15,406,000, $10,100,000 and $9,041,000 respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2018, 2017 and 2016 was $4,037,000, $3,224,000, and $2,946,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. The total amount deferred for the plans was $803,000, $739,000, and $967,000, for the years ending December 31, 2018, 2017, and 2016, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2018, 2017, and 2016 for the plans was $502,000, $481,000 and $431,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2018 and 2017, the liability related to the obligations was $13,651,000 and $11,275,000, respectively, and was included in other liabilities. The total earnings for the years ended December 31, 2018, 2017, and 2016 for the acquired plans was $801,000, $588,000 and $632,000, respectively.

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. The Company’s required contribution to the SERP for the years ended December 31, 2018, 2017 and 2016 was $423,000, $287,000, and $299,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. The total earnings for the years ended December 31, 2018, 2017, and 2016 for this plan was $122,000, $105,000, and $85,000, respectively.

Note 14. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Consulting and outside services	$7,219	5,331	5,683
Mergers and acquisition expenses	6,618	2,130	1,732
Debit card expenses	5,104	7,189	8,462
Telephone	4,487	3,891	3,828
Employee expenses	4,412	4,160	3,573
Business development	4,172	3,333	3,286
VIE amortization and other expenses	3,618	3,109	2,702
Loan expenses	3,462	3,080	3,611
Printing and supplies	3,264	2,661	2,800
Postage	3,104	2,684	2,785
Legal fees	1,763	1,106	1,027
Accounting and audit fees	1,456	1,848	1,613
Checking and operating expenses	1,234	1,760	2,942
ATM expenses	1,217	1,720	880
Other	3,164	3,043	2,646
Total other expenses	$54,294	47,045	47,570

Note 15. Federal and State Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and resulted in a decrease in the federal marginal corporate income tax rate from 35 percent to 21 percent beginning in 2018. As a result of the Tax Act, the Company incurred a one-time tax expense adjustment of $19,699,000 during 2017 due to the Company’s revaluation of the deferred tax assets and deferred tax liabilities (“net deferred tax asset”). This adjustment is reflected in the following tables.

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Current
Federal	$21,510	29,555	30,461
State	11,960	9,183	9,283
Total current income tax expense	33,470	38,738	39,744
Deferred [1]
Federal	5,372	22,246	(70)
State	1,489	3,641	(12)
Total deferred income tax expense (benefit)	6,861	25,887	(82)
Total income tax expense	$40,331	64,625	39,662
______________________________

[1]	Includes tax benefit of operating loss carryforwards of $443,000, $644,000 and $571,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 15. Federal and State Income Taxes (continued)

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.8%	4.6%	3.8%
Tax rate change	—%	10.9%	—%
Tax-exempt interest income	(5.0)%	(10.5)%	(12.2)%
Tax credits	(4.2)%	(3.2)%	(2.1)%
Other, net	1.6%	(1.1)%	0.2%
Effective income tax rate	18.2%	35.7%	24.7%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets
Allowance for loan and lease losses	$33,313	32,890
Acquisition fair market value adjustments	6,380	4,139
Deferred compensation	6,251	5,640
Employee benefits	2,939	2,615
Net operating loss carryforwards	2,525	2,841
Available-for-sale debt securities	2,244	—
Interest rate swap agreements	955	2,379
Other real estate owned	801	5,126
Other	4,798	3,673
Total gross deferred tax assets	60,206	59,303
Deferred tax liabilities
Intangibles	(12,667)	(4,161)
Depreciation of premises and equipment	(10,776)	(2,863)
Deferred loan costs	(6,436)	(5,854)
FHLB stock dividends	(2,722)	(2,602)
Debt modification costs	(1,173)	(1,591)
Available-for-sale debt securities	—	(1,707)
Other	(2,868)	(2,181)
Total gross deferred tax liabilities	(36,642)	(20,959)
Net deferred tax asset	$23,564	38,344

The Company has federal net operating loss carryforwards of $9,337,000 expiring between 2030 and 2035. The Company has Colorado net operating loss carryforwards of $12,988,000 expiring between 2031 and 2032. The net operating loss carryforwards originated from acquisitions.

Note 15. Federal and State Income Taxes (continued)

The Company and the Bank file consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Utah, Colorado and Arizona. Although the Bank has operations in Wyoming and Washington, neither Wyoming nor Washington imposes a corporate-level income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2018:

Years ended December 31,
Federal	2015, 2016 and 2017
Montana	2015, 2016 and 2017
Idaho	2015, 2016 and 2017
Utah	2015, 2016 and 2017
Colorado	2014, 2015, 2016 and 2017
Arizona	2017

The Company had no unrecognized income tax benefits as of December 31, 2018 and 2017. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2018, 2017, and 2016 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2018 and 2017.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2018 and 2017. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 16. Accumulated Other Comprehensive Loss

The following table illustrates the activity within accumulated other comprehensive loss by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2016	$13,935	(11,946)	1,989
Other comprehensive loss before reclassifications	(13,113)	(1,006)	(14,119)
Reclassification adjustments for losses included in net income	817	3,931	4,748
Net current period other comprehensive (loss) income	(12,296)	2,925	(9,371)
Balance at December 31, 2016	$1,639	(9,021)	(7,382)
Other comprehensive income before reclassifications	2,110	248	2,358
Reclassification adjustments for losses included in net income	391	3,005	3,396
Reclassifications to retained earnings [1]	891	(1,242)	(351)
Net current period other comprehensive income	3,392	2,011	5,403
Balance at December 31, 2017	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(11,653)	2,453	(9,200)
Reclassification adjustments for losses included in net income	9	1,743	1,752
Net current period other comprehensive (loss) income	(11,644)	4,196	(7,448)
Balance at December 31, 2018	$(6,613)	(2,814)	(9,427)
______________________________

[1]	Reclassifications were due to the one-time revaluation of the net deferred tax asset as a result of the Tax Act. For additional information on the Tax Act, see Note 15.

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Net income available to common stockholders, basic and diluted	$181,878	116,377	121,131
Average outstanding shares - basic	83,603,515	77,537,664	76,278,463
Add: dilutive restricted stock awards and stock options	73,670	69,941	63,373
Average outstanding shares - diluted	83,677,185	77,607,605	76,341,836
Basic earnings per share	$2.18	1.50	1.59
Diluted earnings per share	$2.17	1.50	1.59

There were 1,357, 0 and 0 restricted stock awards and stock options excluded from the diluted average outstanding share calculation for the years ended December 31, 2018, 2017, and 2016, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Cash on hand and in banks	$22,000	9,304
Interest bearing cash deposits	42,299	38,420
Cash and cash equivalents	64,299	47,724
Other assets	12,639	8,871
Investment in subsidiaries	1,612,115	1,281,392
Total assets	$1,689,053	1,337,987
Liabilities and Stockholders’ Equity
Dividends payable	$25,726	265
Subordinated debentures	134,051	126,135
Other liabilities	13,422	12,530
Total liabilities	173,199	138,930
Common stock	845	780
Paid-in capital	1,051,253	797,997
Retained earnings	473,183	402,259
Accumulated other comprehensive loss	(9,427)	(1,979)
Total stockholders’ equity	1,515,854	1,199,057
Total liabilities and stockholders’ equity	$1,689,053	1,337,987

Note 18. Parent Holding Company Information (Condensed) (continued)

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Income
Dividends from subsidiaries	$153,574	119,000	108,350
Gain on sale of investments	—	3	—
Intercompany charges for services	16,523	14,299	12,248
Other income	1,284	225	311
Total income	171,381	133,527	120,909
Expenses
Compensation and employee benefits	20,873	17,864	15,665
Other operating expenses	12,201	10,425	7,701
Total expenses	33,074	28,289	23,366
Income before income tax benefit and equity in undistributed net income of subsidiaries	138,307	105,238	97,543
Income tax benefit	3,773	2,983	4,040
Income before equity in undistributed net income of subsidiaries	142,080	108,221	101,583
Equity in undistributed net income of subsidiaries	39,798	8,156	19,548
Net Income	$181,878	116,377	121,131
Comprehensive Income	$174,430	122,131	111,760

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Operating Activities
Net income	$181,878	116,377	121,131
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(39,798)	(8,156)	(19,548)
Amortization of purchase accounting adjustments	13	143	143
Gain on sale of investments	—	(3)	—
Stock-based compensation, net of tax benefits	1,219	1,460	804
Net change in other assets and other liabilities	(3,222)	5,051	(297)
Net cash provided by operating activities	140,090	114,872	102,233
Investing Activities
Sales of available-for-sale securities	—	27	—
Net (increase) decrease of premises and equipment	(300)	(79)	771
Proceeds from sale of non-marketable equity securities	—	114	55
Equity contributions to subsidiaries	(24,989)	(17,565)	(3,475)
Net cash used in investing activities	(25,289)	(17,503)	(2,649)
Financing Activities
Net increase in other borrowed funds	(11,543)	—	—
Cash dividends paid	(85,493)	(111,720)	(84,040)
Tax withholding payments for stock-based compensation	(1,190)	(1,531)	(600)
Net cash used in financing activities	(98,226)	(113,251)	(84,640)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,575	(15,882)	14,944
Cash, cash equivalents and restricted cash at beginning of year	47,724	63,606	48,662
Cash, cash equivalents and restricted cash at end of year	$64,299	47,724	63,606

Note 19. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2018
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$103,066	117,715	122,905	125,310
Interest expense	7,774	9,161	9,160	9,436
Net interest income	95,292	108,554	113,745	115,874
Provision for loan losses	795	4,718	3,194	1,246
Net interest income after provision for loan losses	94,497	103,836	110,551	114,628
Non-interest income	26,086	31,828	32,416	28,494
Non-interest expense	73,627	81,795	82,829	81,876
Income before income taxes	46,956	53,869	60,138	61,246
Federal and state income tax expense	8,397	9,485	10,802	11,647
Net income	$38,559	44,384	49,336	49,599
Basic earnings per share	$0.48	0.53	0.58	0.59
Diluted earnings per share	$0.48	0.52	0.58	0.59

	Quarters ended 2017
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$87,628	94,032	96,464	96,898
Interest expense	7,366	7,774	7,652	7,072
Net interest income	80,262	86,258	88,812	89,826
Provision for loan losses	1,598	3,013	3,327	2,886
Net interest income after provision for loan losses	78,664	83,245	85,485	86,940
Non-interest income	25,689	27,656	31,185	27,709
Non-interest expense	63,344	65,309	68,552	68,366
Income before income taxes	41,009	45,592	48,118	46,283
Federal and state income tax expense	9,754	11,905	11,639	31,327
Net income	$31,255	33,687	36,479	14,956
Basic earnings per share	$0.41	0.43	0.47	0.19
Diluted earnings per share	$0.41	0.43	0.47	0.19

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2018, 2017, and 2016.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2018.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $155,000, net gains of $994,000 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$23,649	—	23,649	—
U.S. government sponsored enterprises	120,208	—	120,208	—
State and local governments	852,250	—	852,250	—
Corporate bonds	290,817	—	290,817	—
Residential mortgage-backed securities	792,915	—	792,915	—
Commercial mortgage-backed securities	491,824	—	491,824	—
Loans held for sale, at fair value	33,156	—	33,156	—
Total assets measured at fair value on a recurring basis	$2,604,819	—	2,604,819	—
Interest rate swaps	$3,769	—	3,769	—
Total liabilities measured at fair value on a recurring basis	$3,769	—	3,769	—

Note 20. Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$31,127	—	31,127	—
U.S. government sponsored enterprises	19,091	—	19,091	—
State and local governments	629,501	—	629,501	—
Corporate bonds	216,762	—	216,762	—
Residential mortgage-backed securities	779,283	—	779,283	—
Commercial mortgage-backed securities	102,479	—	102,479	—
Loans held for sale, at fair value	38,833	—	38,833	—
Total assets measured at fair value on a recurring basis	$1,817,076	—	1,817,076	—
Interest rate swaps	$9,389	—	9,389	—
Total liabilities measured at fair value on a recurring basis	$9,389	—	9,389	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2018.

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

Note 20. Fair Value of Assets and Liabilities (continued)

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,011	—	—	1,011
Collateral-dependent impaired loans, net of ALLL	6,985	—	—	6,985
Total assets measured at fair value on a non-recurring basis	$7,996	—	—	7,996

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,296	—	—	2,296
Collateral-dependent impaired loans, net of ALLL	6,339	—	—	6,339
Total assets measured at fair value on a non-recurring basis	$8,635	—	—	8,635

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$1,011	Sales comparison approach	Selling costs	8.0% - 15.0% (9.2%)
Collateral-dependent impaired loans, net of ALLL	$2,384	Sales comparison approach	Selling costs	8.0% - 20.0% (9.9%)
	4,601	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$6,985

Note 20. Fair Value of Assets and Liabilities (continued)

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$2,296	Sales comparison approach	Selling costs	0.0% - 10.0% (6.0%)
Collateral-dependent impaired loans, net of ALLL	$238	Cost approach	Selling costs	10.0% - 20.0% (10.6%)
	2,541	Sales comparison approach	Selling costs	8.0% - 10.0% (9.4%)
	3,560	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$203,790	203,790	—	—
Debt securities, held-to-maturity	297,915	—	288,256	—
Loans receivable, net of ALLL	8,156,310	—	—	8,079,112
Total financial assets	$8,658,015	203,790	288,256	8,079,112
Financial liabilities
Term deposits	$1,070,208	—	1,069,777	—
FHLB advances	440,175	—	439,615	—
Repurchase agreements and other borrowed funds	410,859	—	410,859	—
Subordinated debentures	134,051	—	120,302	—
Total financial liabilities	$2,055,293	—	2,040,553	—

Note 20. Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$200,004	200,004	—	—
Debt securities, held-to-maturity	648,313	—	660,086	—
Loans receivable, net of ALLL	6,448,256	—	6,219,515	114,771
Total financial assets	$7,296,573	200,004	6,879,601	114,771
Financial liabilities
Term deposits	$977,302	—	978,803	—
FHLB advances	353,995	—	352,886	—
Repurchase agreements and other borrowed funds	370,797	—	370,797	—
Subordinated debentures	126,135	—	98,023	—
Total financial liabilities	$1,828,229	—	1,800,509	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Unused lines of credit	$1,948,516	1,565,112
Letters of credit	45,263	40,082
Total outstanding commitments	$1,993,779	1,605,194

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Mergers and Acquisitions

The Company has completed the following acquisitions during the last two years:

•	Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank

•	Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank

•	TFB Bancorp, Inc. and its subsidiary, The Foothills Bank

The assets and liabilities of FSB, Collegiate and Foothills were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of their acquisition dates and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the calculation of the fair value of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the FSB, Collegiate and Foothills acquisitions:

(Dollars in thousands)	FSB February 28, 2018	Collegiate January 31, 2018	Foothills April 30, 2017
Fair value of consideration transferred
Fair value of Company shares issued, net of equity issuance costs	$181,043	69,764	46,673
Cash consideration for outstanding shares	—	16,265	17,342
Effective settlement of a pre-existing relationship	—	10,054	—
Total fair value of consideration transferred	181,043	96,083	64,015
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	24,397	93,136	13,251
Debt securities	271,865	42,177	25,420
Loans receivable	627,767	354,252	292,529
Core deposit intangible [1]	31,053	10,275	4,331
Accrued income and other assets	78,274	15,911	19,699
Total identifiable assets acquired	1,033,356	515,751	355,230
Liabilities assumed
Deposits	877,586	437,171	296,760
Borrowings [2]	36,880	12,509	22,800
Accrued expenses and other liabilities	14,175	5,435	2,264
Total liabilities assumed	928,641	455,115	321,824
Total identifiable net assets	104,715	60,636	33,406
Goodwill recognized	$76,328	35,447	30,609
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.
2 Borrowings assumed with the FSB acquisition include Tier 2 subordinated debentures of $7,903,000.

2018 Acquisitions
On February 28, 2018, the Company acquired 100 percent of the outstanding common stock of Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana. FSB provides banking services to individuals and businesses throughout Montana with locations in Bozeman, Belgrade, Big Sky, Choteau, Fairfield, Fort Benton, Three Forks, Vaughn and West Yellowstone. The acquisition expands the Company’s presence in the Bozeman and Golden Triangle markets in Montana and further diversifies the Company’s loan, customer and deposit base. FSB merged into the Bank and became a new bank division headquartered in Bozeman and the Bank’s existing Bozeman-based division, Big Sky Western Bank, combined with the new FSB division. The agriculture-focused northern branches of FSB combined with the Bank’s First Bank of Montana division. The FSB acquisition was valued at $181,043,000 and resulted in the Company issuing 4,654,091 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the February 28, 2018 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and FSB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

Note 22. Mergers and Acquisitions (continued)

On January 31, 2018, the Company acquired 100 percent of the outstanding common stock of Columbine Capital Corp. and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado. Collegiate provides banking services to businesses and individuals in the Mountain and Front Range communities of Colorado, with locations in Aurora, Buena Vista, Denver and Salida. The acquisition expands the Company’s presence in Colorado to the mountains and along the Front Range and further diversifies the Company’s loan, customer and deposit base. Collegiate merged into the Bank and operates as a separate Bank division under its existing name and management team. The Collegiate acquisition was valued at $96,083,000 and resulted in the Company issuing 1,778,777 shares of its common stock and paying $16,265,000 in cash in exchange for all of Collegiate’s outstanding common stock shares and $10,054,000 due to an effective settlement of pre-existing receivable from Columbine Capital Corp. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the January 31, 2018 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Collegiate. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The fair values of the FSB and Collegiate assets acquired include loans with fair values of $627,767,000 and $354,252,000, respectively. The gross principal and contractual interest due under the FSB and Collegiate contracts was $632,370,000 and $355,364,000, respectively. The Company evaluated the principal and contractual interest due at each of the acquisition dates and determined that insignificant amounts were not expected to be collectible.

The Company incurred $4,714,000 and $1,683,000 of expenses in connection with the FSB and Collegiate acquisitions, respectively, during the year ended December 31, 2018. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of FSB was approximately $42,796,000 and net income was approximately $11,303,000 from February 28, 2018 to December 31, 2018. Total income consisting of net interest income and non-interest income of the acquired operations of Collegiate was approximately $23,921,000 and net income was approximately $4,962,000 from January 31, 2018 to December 31, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the FSB and Collegiate acquisitions had occurred on January 1, 2017:

	Years ended
(Dollars in thousands)	December 31, 2018	December 31, 2017
Net interest income and non-interest income	$560,979	520,634
Net income	177,267	138,042

2017 Acquisition
On April 30, 2017, the Company acquired 100 percent of the outstanding common stock of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona. Foothills provides banking services to individuals and businesses in Arizona, with locations in Yuma, Prescott and Casa Grande, Arizona. The acquisition expands the Company’s market into the state of Arizona and further diversifies the Company’s loan, customer and deposit base. Foothills merged into the Bank and operates as a separate Bank division under its existing name and management team. The Foothills acquisition was valued at $64,015,000 and resulted in the Company issuing 1,381,661 shares of its common stock and $17,342,000 in cash in exchange for all of Foothills’ outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2017 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Foothills. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The fair value of the Foothills assets acquired include loans with fair values of $292,529,000. The gross principal and contractual interest due under the Foothills contracts was $303,527,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount was not expected to be collectible.

Note 22. Mergers and Acquisitions (continued)

The Company incurred $1,127,000 of expenses in connection with the Foothills acquisition during the year ended December 31, 2017. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

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

Note 23. Subsequent Event

On January 16, 2019, the Company announced the signing of a definitive agreement to acquire FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield, and Draper. As of December 31, 2018, FNB had total assets of $334,709,000, gross loans of $246,724,000 and total deposits of $285,752,000. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is anticipated to take place in the second quarter of 2019. Upon closing of the transaction, the branches of FNB, along with the Bank’s existing branches operating in Utah, will operate as a new division of the Bank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2018, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers who are not Directors” of the Company’s 2019 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

The Company has adopted a Code of Ethics for Senior Financial Officers, a Director Code of Ethics and a Code of Ethics and Conduct applicable to all employees. Each of the codes is available electronically by visiting the Company’s website at www.glacierbancorp.com and clicking on “Governance Documents”  or by writing to:  Glacier Bancorp, Inc., Corporate Secretary, 49 Commons Loop, Kalispell, Montana 59901.  Waivers of the applicable code for directors or executive officers are required to be approved by the Company’s Board of Directors.  Information regarding any such waivers will be disclosed on a current report on Form 8-K within four business days after the waiver is approved.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Exhibit
3(i)	Amended and Restated Articles of Incorporation [1]
3(ii)	Amended and Restated Bylaws [1]
10(a) *	Amended and Restated Deferred Compensation Plan effective January 1, 2008 [2]
10(b) *	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008 [2]
10(c) *	Nonemployee Service Provider Deferred Compensation Plan [3]
10(d) *	2015 Stock Incentive Plan [4]
10(e) *	2015 Stock Option Award Agreement [4]
10(f) *	2015 Restricted Shares Award Agreement [4]
10(g) *	2015 Short Term Incentive Plan
10(h) *	Columbine Capital Corp. 2011 Executive Incentive Plan [5]
10(i) *	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler [6]
10(j) *	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher [6]
10(k) *	Employment Agreement effective March 5, 2018 between the Company and Don J. Chery [6]
21	Subsidiaries of the Company (See item 1, “Subsidiaries”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101
The following financial information from Glacier Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in XBRL: 1) the Consolidated Statements of Financial Condition; 2) the Consolidated Statements of Operations; 3) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income; 4) the Consolidated Statements of Cash Flows; and 5) the Notes to Consolidated Financial Statements.

______________________________

[1]	Incorporated by reference to Exhibits 3.i. and 3.ii included in the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2008.

[2]	Incorporated by reference to Exhibits 10(c) and 10(d) included in the Company’s Form 10-K for the year ended December 31, 2008.
3    Incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed by the Company on October 31, 2012.

[4]	Incorporated by reference to Exhibits 99.1 through 99.3 of the Company’s S-8 Registration Statement (No. 333-204023).

[5]	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (No. 333-224223).
6    Incorporated by reference to Exhibits 10.1 through 10.3 included in the Company’s Form 10-Q filed by the Company on May 1, 2018.

*	Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2019.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Dallas I. Herron	Chairman
Dallas I. Herron

/s/ David C. Boyles	Director
David C. Boyles

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ Mark J. Semmens	Director
Mark J. Semmens

/s/ George R. Sutton	Director
George R. Sutton