Form 10-Q
period 2019-03-31
GLACIER BANCORP INC
filed 2019-05-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GBCI	NASDAQ
The number of shares of Registrant’s common stock outstanding on April 16, 2019 was 84,588,574. No preferred shares are issued or outstanding.

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
DDA – demand deposit account
Fannie Mae – Federal National Mortgage Association
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FHLB – Federal Home Loan Bank
Final Rules – final rules implemented by the federal banking agencies that established a new comprehensive regulatory capital framework
FNB – FNB Bancorp and its subsidiary, The First National Bank of Layton
FRB – Federal Reserve Bank
Freddie Mac – Federal Home Loan Mortgage Corporation
GAAP – accounting principles generally accepted in the United States of America
Ginnie Mae – Government National Mortgage Association
Heritage – Heritage Bancorp and its subsidiary, Heritage Bank of Nevada
Interest rate locks - residential real estate derivatives for commitments
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
NMTC – New Markets Tax Credit
NOW – negotiable order of withdrawal
NRSRO – Nationally Recognized Statistical Rating Organizations
OCI – other comprehensive income
OREO – other real estate owned
Repurchase agreements – securities sold under agreements to repurchase
ROU - right-of-use
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2019	December 31, 2018
Assets
Cash on hand and in banks	$139,333	161,782
Federal funds sold	115	—
Interest bearing cash deposits	63,079	42,008
Cash and cash equivalents	202,527	203,790
Debt securities, available-for-sale	2,522,322	2,571,663
Debt securities, held-to-maturity	255,572	297,915
Total debt securities	2,777,894	2,869,578
Loans held for sale, at fair value	29,389	33,156
Loans receivable	8,326,070	8,287,549
Allowance for loan and lease losses	(129,786)	(131,239)
Loans receivable, net	8,196,284	8,156,310
Premises and equipment, net	277,619	241,528
Other real estate owned	8,125	7,480
Accrued interest receivable	57,367	54,408
Deferred tax asset	12,554	23,564
Core deposit intangible, net	47,548	49,242
Goodwill	289,586	289,586
Non-marketable equity securities	16,435	27,871
Bank-owned life insurance	82,819	82,320
Other assets	75,632	76,651
Total assets	$12,073,779	12,115,484
Liabilities
Non-interest bearing deposits	$3,051,119	3,001,178
Interest bearing deposits	6,536,996	6,492,589
Securities sold under agreements to repurchase	489,620	396,151
Federal Home Loan Bank advances	154,683	440,175
Other borrowed funds	14,738	14,708
Subordinated debentures	134,048	134,051
Accrued interest payable	4,709	4,252
Other liabilities	137,016	116,526
Total liabilities	10,522,929	10,599,630
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	846	845
Paid-in capital	1,051,299	1,051,253
Retained earnings - substantially restricted	474,818	473,183
Accumulated other comprehensive income (loss)	23,887	(9,427)
Total stockholders’ equity	1,550,850	1,515,854
Total liabilities and stockholders’ equity	$12,073,779	12,115,484
Number of common stock shares issued and outstanding	84,588,199	84,521,692

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2019	March 31, 2018
Interest Income
Investment securities	$21,351	20,142
Residential real estate loans	10,779	8,785
Commercial loans	83,539	65,515
Consumer and other loans	10,447	8,624
Total interest income	126,116	103,066
Interest Expense
Deposits	5,341	3,916
Securities sold under agreements to repurchase	802	485
Federal Home Loan Bank advances	3,055	2,089
Other borrowed funds	38	16
Subordinated debentures	1,668	1,268
Total interest expense	10,904	7,774
Net Interest Income	115,212	95,292
Provision for loan losses	57	795
Net interest income after provision for loan losses	115,155	94,497
Non-Interest Income
Service charges and other fees	18,015	16,871
Miscellaneous loan fees and charges	967	1,477
Gain on sale of loans	5,798	6,097
Gain (loss) on sale of debt securities	213	(333)
Other income	3,481	1,974
Total non-interest income	28,474	26,086
Non-Interest Expense
Compensation and employee benefits	52,728	45,721
Occupancy and equipment	8,437	7,274
Advertising and promotions	2,388	2,170
Data processing	3,892	3,967
Other real estate owned	139	72
Regulatory assessments and insurance	1,285	1,206
Core deposit intangibles amortization	1,694	1,056
Other expenses	12,267	12,161
Total non-interest expense	82,830	73,627
Income Before Income Taxes	60,799	46,956
Federal and state income tax expense	11,667	8,397
Net Income	$49,132	38,559
Basic earnings per share	$0.58	0.48
Diluted earnings per share	$0.58	0.48
Dividends declared per share	$0.26	0.23
Average outstanding shares - basic	84,549,974	80,808,904
Average outstanding shares - diluted	84,614,248	80,887,135

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net Income	$49,132	38,559
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	46,452	(25,711)
Reclassification adjustment for (gains) losses included in net income	(221)	282
Net unrealized gains (losses) on available-for-sale securities	46,231	(25,429)
Tax effect	(11,715)	6,444
Net of tax amount	34,516	(18,985)
Unrealized (losses) gains on derivatives used for cash flow hedges	(1,834)	4,379
Reclassification adjustment for losses included in net income	223	900
Net unrealized (losses) gains on derivatives used for cash flow hedges	(1,611)	5,279
Tax effect	409	(1,338)
Net of tax amount	(1,202)	3,941
Total other comprehensive income (loss), net of tax	33,314	(15,044)
Total Comprehensive Income	$82,446	23,515

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Months ended March 31, 2019 and 2018

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2018	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	38,559	—	38,559
Other comprehensive loss	—	—	—	—	(15,044)	(15,044)
Cash dividends declared ($0.23 per share)	—	—	—	(19,476)	—	(19,476)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	71,648	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	121	—	—	121
Balance at March 31, 2018	84,511,472	$845	1,048,860	421,342	(17,023)	1,454,024
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	49,132	—	49,132
Other comprehensive income	—	—	—	—	33,314	33,314
Cash dividends declared ($0.26 per share)	—	—	—	(22,039)	—	(22,039)
Stock issuances under stock incentive plans	66,507	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	47	—	—	47
Cumulative-effect of accounting changes	—	—	—	(25,458)	—	(25,458)
Balance at March 31, 2019	84,588,199	$846	1,051,299	474,818	23,887	1,550,850

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Operating Activities
Net income	$49,132	38,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57	795
Net amortization of debt securities	5,379	3,465
Net (accretion) amortization of purchase accounting adjustments	(1,788)	1,337
Amortization of debt modification costs	412	412
Origination of loans held for sale	(145,163)	(175,506)
Proceeds from loans held for sale	154,756	184,188
Gain on sale of loans	(5,798)	(6,097)
(Gain) loss on sale of debt securities	(213)	333
Bank-owned life insurance income, net	(497)	(424)
Stock-based compensation, net of tax benefits	1,197	1,189
Depreciation and amortization of premises and equipment	4,574	3,722
Gain on sale and write-downs of other real estate owned, net	(416)	(53)
Amortization of core deposit intangibles	1,694	1,056
Amortization of investments in variable interest entities	1,644	1,117
Net increase in accrued interest receivable	(2,959)	(2,709)
Net (increase) decrease in other assets	(1,636)	289
Net increase (decrease) in accrued interest payable	457	(155)
Net decrease in other liabilities	(14,525)	(3,582)
Net cash provided by operating activities	46,307	47,936
Investing Activities
Sales of available-for-sale debt securities	269,616	219,855
Maturities, prepayments and calls of available-for-sale debt securities	120,368	72,952
Purchases of available-for-sale debt securities	(311,281)	(383,992)
Maturities, prepayments and calls of held-to-maturity debt securities	29,945	13,297
Principal collected on loans	617,236	552,922
Loan originations	(656,930)	(678,251)
Net additions to premises and equipment	(3,809)	(5,558)
Proceeds from sale of other real estate owned	1,208	755
Proceeds from redemption of non-marketable equity securities	39,436	28,986
Purchases of non-marketable equity securities	(28,000)	(18,395)
Investments in variable interest entities	(576)	(16,129)
Net cash received from acquisitions	—	101,268
Net cash provided by (used in) investing activities	77,213	(112,290)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Financing Activities
Net increase in deposits	$94,322	524,162
Net increase in securities sold under agreements to repurchase	93,470	4,041
Net decrease in short-term Federal Home Loan Bank advances	(285,000)	(200,000)
Repayments of long-term Federal Home Loan Bank advances	(896)	(104)
Net increase (decrease) in other borrowed funds	27	(11,562)
Cash dividends paid	(25,562)	(107)
Tax withholding payments for stock-based compensation	(1,144)	(1,032)
Net cash (used in) provided by financing activities	(124,783)	315,398
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,263)	251,044
Cash, cash equivalents and restricted cash at beginning of period	203,790	200,004
Cash, cash equivalents and restricted cash at end of period	$202,527	451,048
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,447	7,930
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to other real estate owned	$1,437	378
Right-of-use assets obtained in exchange for operating lease liabilities	647	—
Dividends declared but not paid	22,039	19,476
Acquisitions
Fair value of common stock shares issued	—	250,807
Cash consideration for outstanding shares	—	16,265
Effective settlement of a pre-existing receivable	—	10,054
Fair value of assets acquired	—	1,549,158
Liabilities assumed	—	1,383,756

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition as of March 31, 2019, the results of operations and comprehensive income for the three month periods ended March 31, 2019 and 2018, and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2019 and 2018. The condensed consolidated statement of financial condition of the Company as of December 31, 2018 has been derived from the audited consolidated statements of the Company as of that date.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results anticipated for the year ending December 31, 2019.

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

On April 30, 2019, the Company acquired the outstanding common stock of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). As of March 31, 2019, FNB had total assets of $328,893,000, gross loans of $248,725,000 and total deposits of $279,674,000. For additional information relating to this subsequent event, see Note 13.

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

The ALLL is increased by provisions for loan losses which are charged to expense. The portions of loan and overdraft balances determined by management to be uncollectible are charged-off as a reduction of the ALLL and recoveries of amounts previously charged-off are credited as an increase to the ALLL. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.

At acquisition date, the assets and liabilities of acquired banks are recorded at their estimated fair values which results in no ALLL carried over from acquired banks. Subsequent to acquisition, an allowance will be recorded on the acquired loan portfolios for further credit deterioration, if any.

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. Effective January 1, 2019, operating leases are included in net premises and equipment and other liabilities on the Company’s statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. Finance leases are included in net premises and equipment and other borrowed funds on the Company’s statements of financial condition. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and nonlease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. Short-term leases of 12 months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Company’s statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

Lease improvements incurred at the inception of the lease are recorded as an asset and depreciated over the initial term of the lease and lease improvements incurred subsequently are depreciated over the remaining term of the lease.

The Company also leases certain premises and equipment to third parties. A lessor lease is classified as an operating lease unless it meets certain criteria that would classify it as either a sales-type lease or a direct financing lease. For additional information relating to leases, see Note 4.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $18,446,000 and $17,291,000 for the three months ended March 31, 2019 and 2018, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2019 and December 31, 2018 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Accounting Guidance Adopted in 2019
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

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs. In March 2017, FASB amended ASC Subtopic 310-20 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments required the premium to be amortized to the earliest call date instead of the maturity date. The amendments did not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018 and any adjustments were to be reflected as of the beginning of the year that includes the interim period. Entities were to apply the amendments on a modified retrospective basis; therefore, a cumulative-effect reduction to retained earnings of $24,102,000 was recognized as of the January 1, 2019 effective date. The Company’s debt securities that were effected by the amendments were primarily in the state and local governments category. The Company’s accounting policies and procedures were updated to reflect the amendments.

ASU 2016-02 - Leases. In February 2016, FASB amended ASC Topic 842 to address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2018. The Company has lease agreements for which the amendments required the recognition of a lease liability to make lease payments and an ROU asset which represents its right to use the underlying asset for the lease term. An entity is permitted to elect not to restate its comparative periods in the period of adoption when transitioning to ASC Topic 842 and the Company made this election. In addition, the Company made the following elections related to implementation: 1) to not use hindsight in determining lease terms and in assessing impairment of ROU assets; and 2) to use the practical expedient package, which required no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases. At the date of adoption, the Company recognized an ROU asset and related lease liability on the Company’s statement of financial condition of $36,178,000 and $38,220,000, respectively. The Company developed new processes to comply with the accounting and disclosure requirements of such amendments and policies and procedures were updated accordingly.

Accounting Guidance Pending Adoption at March 31, 2019
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

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$21,685	22	(186)	21,521
U.S. government sponsored enterprises	105,189	1,269	(1)	106,457
State and local governments	700,070	25,426	(305)	725,191
Corporate bonds	217,494	1,293	(239)	218,548
Residential mortgage-backed securities	828,103	3,154	(6,209)	825,048
Commercial mortgage-backed securities	612,407	14,235	(1,085)	625,557
Total available-for-sale	2,484,948	45,399	(8,025)	2,522,322
Held-to-maturity
State and local governments	255,572	5,842	(6)	261,408
Total held-to-maturity	255,572	5,842	(6)	261,408
Total debt securities	$2,740,520	51,241	(8,031)	2,783,730

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$23,757	54	(162)	23,649
U.S. government sponsored enterprises	120,670	52	(514)	120,208
State and local governments	844,636	18,936	(11,322)	852,250
Corporate bonds	292,052	378	(1,613)	290,817
Residential mortgage-backed securities	808,537	628	(16,250)	792,915
Commercial mortgage-backed securities	490,868	3,312	(2,356)	491,824
Total available-for-sale	2,580,520	23,360	(32,217)	2,571,663
Held-to-maturity
State and local governments	297,915	1,380	(11,039)	288,256
Total held-to-maturity	297,915	1,380	(11,039)	288,256
Total debt securities	$2,878,435	24,740	(43,256)	2,859,919

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2019. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$88,040	88,011	—	—
Due after one year through five years	243,020	245,035	7,061	7,230
Due after five years through ten years	272,600	282,663	76,025	78,561
Due after ten years	440,778	456,008	172,486	175,617
	1,044,438	1,071,717	255,572	261,408
Mortgage-backed securities [1]	1,440,510	1,450,605	—	—
Total	$2,484,948	2,522,322	255,572	261,408
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Available-for-sale
Proceeds from sales and calls of debt securities	$304,048	228,681
Gross realized gains [1]	2,937	6
Gross realized losses [1]	(2,716)	(288)
Held-to-maturity
Proceeds from calls of debt securities	29,945	15,465
Gross realized gains [1]	2	54
Gross realized losses [1]	(10)	(105)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Debt securities with an unrealized loss position are summarized as follows:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$6,553	(71)	9,565	(115)	16,118	(186)
U.S. government sponsored enterprises	—	—	4,961	(1)	4,961	(1)
State and local governments	3,736	(4)	34,411	(301)	38,147	(305)
Corporate bonds	18,409	(37)	53,314	(202)	71,723	(239)
Residential mortgage-backed securities	28,049	(86)	441,716	(6,123)	469,765	(6,209)
Commercial mortgage-backed securities	20,363	(254)	49,988	(831)	70,351	(1,085)
Total available-for-sale	$77,110	(452)	593,955	(7,573)	671,065	(8,025)
Held-to-maturity
State and local governments	$—	—	6,896	(6)	6,896	(6)
Total held-to-maturity	$—	—	6,896	(6)	6,896	(6)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$4,287	(27)	10,519	(135)	14,806	(162)
U.S. government sponsored enterprises	43,400	(103)	35,544	(411)	78,944	(514)
State and local governments	72,080	(922)	232,244	(10,400)	304,324	(11,322)
Corporate bonds	119,111	(937)	114,800	(676)	233,911	(1,613)
Residential mortgage-backed securities	132,405	(833)	537,202	(15,417)	669,607	(16,250)
Commercial mortgage-backed securities	73,118	(402)	86,504	(1,954)	159,622	(2,356)
Total available-for-sale	$444,401	(3,224)	1,016,813	(28,993)	1,461,214	(32,217)
Held-to-maturity
State and local governments	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)
Total held-to-maturity	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)

Based on an analysis of its debt securities with unrealized losses as of March 31, 2019 and December 31, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At March 31, 2019, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2019	December 31, 2018
Residential real estate loans	$884,732	887,742
Commercial loans
Real estate	4,686,082	4,657,561
Other commercial	1,909,452	1,911,171
Total	6,595,534	6,568,732
Consumer and other loans
Home equity	562,381	544,688
Other consumer	283,423	286,387
Total	845,804	831,075
Loans receivable	8,326,070	8,287,549
Allowance for loan and lease losses	(129,786)	(131,239)
Loans receivable, net	$8,196,284	8,156,310
Net deferred origination (fees) costs included in loans receivable	$(5,022)	(5,685)
Net purchase accounting (discounts) premiums included in loans receivable	$(23,681)	(25,172)
Weighted-average interest rate on loans (tax-equivalent)	5.18%	4.97%

Allowance for Loan and Lease Losses
The ALLL is a valuation allowance for probable incurred credit losses. The following tables summarize the activity in the ALLL by loan class:

	Three Months ended March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Provision for loan losses	57	278	(148)	(915)	64	778
Charge-offs	(3,341)	(292)	(283)	(840)	(8)	(1,918)
Recoveries	1,831	94	311	444	13	969
Balance at end of period	$129,786	10,711	72,328	36,849	5,880	4,018

	Three Months ended March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	795	(177)	245	(3)	(202)	932
Charge-offs	(5,007)	(3)	(1,033)	(1,788)	(12)	(2,171)
Recoveries	2,252	16	615	596	50	975
Balance at end of period	$127,608	10,634	68,342	38,108	6,040	4,484

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$104,411	10,646	65,104	22,954	3,057	2,650
Collectively evaluated for impairment	8,221,659	874,086	4,620,978	1,886,498	559,324	280,773
Total loans receivable	$8,326,070	884,732	4,686,082	1,909,452	562,381	283,423
ALLL
Individually evaluated for impairment	$702	1	57	642	—	2
Collectively evaluated for impairment	129,084	10,710	72,271	36,207	5,880	4,016
Total ALLL	$129,786	10,711	72,328	36,849	5,880	4,018

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$108,788	12,685	68,837	20,975	3,497	2,794
Collectively evaluated for impairment	8,178,761	875,057	4,588,724	1,890,196	541,191	283,593
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387
ALLL
Individually evaluated for impairment	$3,223	83	568	2,313	39	220
Collectively evaluated for impairment	128,016	10,548	71,880	35,847	5,772	3,969
Total ALLL	$131,239	10,631	72,448	38,160	5,811	4,189

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans by loan class:

	March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$28,938	5,211	14,345	5,620	2,273	1,489
Accruing loans 60-89 days past due	7,956	768	3,564	1,839	1,082	703
Accruing loans 90 days or more past due	2,451	998	234	998	115	106
Non-accrual loans	40,269	6,219	24,096	6,766	2,454	734
Total past due and non-accrual loans	79,614	13,196	42,239	15,223	5,924	3,032
Current loans receivable	8,246,456	871,536	4,643,843	1,894,229	556,457	280,391
Total loans receivable	$8,326,070	884,732	4,686,082	1,909,452	562,381	283,423

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,312	5,251	9,477	4,282	3,213	2,089
Accruing loans 60-89 days past due	9,255	860	3,231	3,838	735	591
Accruing loans 90 days or more past due	2,018	788	—	492	428	310
Non-accrual loans	47,252	8,021	27,264	8,619	2,575	773
Total past due and non-accrual loans	82,837	14,920	39,972	17,231	6,951	3,763
Current loans receivable	8,204,712	872,822	4,617,589	1,893,940	537,737	282,624
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387

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

	At or for the Three Months ended March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$16,061	44	6,004	10,004	—	9
Unpaid principal balance	16,061	44	6,004	10,004	—	9
Specific valuation allowance	702	1	57	642	—	2
Average balance	17,629	1,001	7,674	8,636	60	258
Loans without a specific valuation allowance
Recorded balance	88,350	10,602	59,100	12,950	3,057	2,641
Unpaid principal balance	105,100	12,009	69,991	16,516	3,699	2,885
Average balance	88,970	10,665	59,296	13,328	3,217	2,464
Total
Recorded balance	104,411	10,646	65,104	22,954	3,057	2,650
Unpaid principal balance	121,161	12,053	75,995	26,520	3,699	2,894
Specific valuation allowance	702	1	57	642	—	2
Average balance	106,599	11,666	66,970	21,964	3,277	2,722

	At or for the Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$19,197	1,957	9,345	7,268	120	507
Unpaid principal balance	19,491	2,220	9,345	7,268	120	538
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	19,519	2,686	8,498	7,081	82	1,172
Loans without a specific valuation allowance
Recorded balance	89,591	10,728	59,492	13,707	3,377	2,287
Unpaid principal balance	107,486	11,989	71,300	17,689	3,986	2,522
Average balance	106,747	10,269	73,889	17,376	3,465	1,748
Total
Recorded balance	108,788	12,685	68,837	20,975	3,497	2,794
Unpaid principal balance	126,977	14,209	80,645	24,957	4,106	3,060
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	126,266	12,955	82,387	24,457	3,547	2,920

Interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018 was not significant.

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

	Three Months ended March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	4	—	1	2	1	—
Pre-modification recorded balance	$1,705	—	1,035	567	103	—
Post-modification recorded balance	$1,705	—	1,035	567	103	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended March 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	12	2	4	6	—	—
Pre-modification recorded balance	$15,997	439	8,278	7,280	—	—
Post-modification recorded balance	$15,997	439	8,278	7,280	—	—
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$334	334	—	—	—	—

The modifications for the TDRs that occurred during the three months ended March 31, 2019 and 2018 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,940,000 and $431,000 for the three months ended March 31, 2019 and 2018, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, the Company had $1,134,000 and $350,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2019 and December 31, 2018, the Company had $2,076,000 and $698,000, respectively, of OREO secured by residential real estate properties.

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
ROU assets	$951
Accumulated depreciation	(832)
Net ROU assets	$119	36,247
Lease liabilities	$163	38,389
Weighted-average remaining lease term	2 years	19 years
Weighted-average discount rate	5.3%	3.7%

Maturities of lease liabilities consist of the following:

	March 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$92	3,286
Maturing one year through two years	77	3,238
Maturing two years through three years	1	3,032
Maturing three years through four years	1	2,832
Maturing four years through five years	—	2,716
Thereafter	—	39,839
Total lease payments	171	54,943
Present value of lease payments
Short-term	86	1,920
Long-term	77	36,469
Total present value of lease payments	163	38,389
Difference between lease payments and present value of lease payments	$8	16,554

The components of lease expense consist of the following:

Three Months ended
(Dollars in thousands)	March 31, 2019
Finance lease cost
Amortization of ROU assets	$16
Interest on lease liabilities	2
Operating lease cost	913
Short-term lease cost	109
Variable lease cost	199
Sublease income	(2)
Total lease expense	$1,237

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$2	479
Financing cash flows	21	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2019 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net carrying value at beginning of period	$289,586	177,811
Acquisitions	—	111,724
Net carrying value at end of period	$289,586	289,535

The Company performed its annual goodwill impairment test during the third quarter of 2018 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the first quarter of 2019 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2019. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2019 and December 31, 2018.

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

(Dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Loans receivable	$80,466	80,123
Accrued interest receivable	99	96
Other assets	45,808	45,779
Total assets	$126,373	125,998
Liabilities
Other borrowed funds	$14,575	14,527
Accrued interest payable	3	1
Other liabilities	123	125
Total liabilities	$14,701	14,653

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $34,272,000 and $35,112,000 as of March 31, 2019 and December 31, 2018, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten consecutive years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen-year period. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $11,362,000 at March 31, 2019, and the Company expects to fulfill the majority of these commitments during 2019. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2019 and 2018.

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

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Amortization expense	$1,417	891
Tax credits and other tax benefits recognized	1,958	1,240

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

Note 7. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $489,620,000 and $396,151,000 at March 31, 2019 and December 31, 2018, respectively, and are secured by debt securities with carrying values of $607,780,000 and $511,294,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	March 31, 2019
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
U.S. government and federal agency	$4,402	—	4,402
Residential mortgage-backed securities	397,077	—	397,077
Commercial mortgage-backed securities	88,141	—	88,141
Total	$489,620	—	489,620

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$328,174	—	328,174
Commercial mortgage-backed securities	66,339	1,638	67,977
Total	$394,513	1,638	396,151

Note 8. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
As of March 31, 2019, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. The aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $1,976,000 for the three months ended March 31, 2019 and 2018, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $1,118,000 of the unrealized loss reported in OCI at March 31, 2019 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Interest rate swaps
Amount of (loss) gain recognized in OCI	$(1,834)	4,379
Amount of loss reclassified from OCI to interest expense	(223)	(900)

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	139	(139)	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$5,380	—	5,380	3,908	(139)	3,769

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of debt securities totaling $6,402,000 at March 31, 2019. There was $0 collateral pledged from the counterparty to the Company as of March 31, 2019. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Residential Real Estate Derivatives
At March 31, 2019, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2019 and December 31, 2018, loan commitments with interest rate lock commitments totaled $82,604,000 and $59,974,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. It has been the Company’s practice to enter into “best efforts” forward sales commitments for the future delivery of residential real estate loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. The Company also enters into free-standing derivatives to mitigate the interest rate risk associated with certain residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced securities (“TBA”) which are used to economically hedge the interest rate risk associated with certain residential real estate loans held for sale and unfunded commitments. At March 31, 2019 and December 31, 2018, TBA commitments were $52,500,000 and $40,750,000, respectively, and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans.

Note 9. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Debit card expenses	$1,869	1,640
Consulting and outside services	1,767	1,379
Telephone	1,175	1,021
Employee expenses	996	791
Business development	890	468
Loan expenses	859	804
Postage	833	779
Printing and supplies	725	691
VIE amortization and other expenses	545	474
ATM expenses	494	289
Accounting and audit fees	453	418
Checking and operating expenses	362	113
Legal fees	307	314
Mergers and acquisition expenses	214	1,836
Other	778	1,144
Total other expenses	$12,267	12,161

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2018	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(19,196)	3,269	(15,927)
Reclassification adjustments for losses included in net income	211	672	883
Net current period other comprehensive (loss) income	(18,985)	3,941	(15,044)
Balance at March 31, 2018	$(13,954)	(3,069)	(17,023)
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	34,681	(1,369)	33,312
Reclassification adjustments for (gains) losses included in net income	(165)	167	2
Net current period other comprehensive income (loss)	34,516	(1,202)	33,314
Balance at March 31, 2019	$27,903	(4,016)	23,887

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2019	March 31, 2018
Net income available to common stockholders, basic and diluted	$49,132	38,559
Average outstanding shares - basic	84,549,974	80,808,904
Add: dilutive restricted stock awards and stock options	64,274	78,231
Average outstanding shares - diluted	84,614,248	80,887,135
Basic earnings per share	$0.58	0.48
Diluted earnings per share	$0.58	0.48

There were 41,593 and 0 restricted stock awards and stock options excluded from the diluted average outstanding share calculation for the three months ended March 31, 2019 and 2018, respectively. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 12. Fair Value of Assets and Liabilities

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2019 and 2018.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2019.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $1,000 and $108,000 for the three month periods ended March 31, 2019 and 2018, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$21,521	—	21,521	—
U.S. government sponsored enterprises	106,457	—	106,457	—
State and local governments	725,191	—	725,191	—
Corporate bonds	218,548	—	218,548	—
Residential mortgage-backed securities	825,048	—	825,048	—
Commercial mortgage-backed securities	625,557	—	625,557	—
Loans held for sale, at fair value	29,389	—	29,389	—
Total assets measured at fair value on a recurring basis	$2,551,711	—	2,551,711	—
Interest rate swaps	$5,380	—	5,380	—
Total liabilities measured at fair value on a recurring basis	$5,380	—	5,380	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$23,649	—	23,649	—
U.S. government sponsored enterprises	120,208	—	120,208	—
State and local governments	852,250	—	852,250	—
Corporate bonds	290,817	—	290,817	—
Residential mortgage-backed securities	792,915	—	792,915	—
Commercial mortgage-backed securities	491,824	—	491,824	—
Loans held for sale, at fair value	33,156	—	33,156	—
Total assets measured at fair value on a recurring basis	$2,604,819	—	2,604,819	—
Interest rate swaps	$3,769	—	3,769	—
Total liabilities measured at fair value on a recurring basis	$3,769	—	3,769	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2019.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$204	—	—	204
Collateral-dependent impaired loans, net of ALLL	8	—	—	8
Total assets measured at fair value on a non-recurring basis	$212	—	—	212

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,011	—	—	1,011
Collateral-dependent impaired loans, net of ALLL	6,985	—	—	6,985
Total assets measured at fair value on a non-recurring basis	$7,996	—	—	7,996

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2019	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$204	Sales comparison approach	Selling costs	8.0% - 15.0% (10.6%)
Collateral-dependent impaired loans, net of ALLL	$8	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)

	Fair Value December 31, 2018	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,011	Sales comparison approach	Selling costs	8.0% - 15.0% (9.2%)
Collateral-dependent impaired loans, net of ALLL	$2,384	Sales comparison approach	Selling costs	8.0% - 20.0% (9.9%)
	4,601	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$202,527	202,527	—	—
Debt securities, held-to-maturity	255,572	—	261,408	—
Loans receivable, net of ALLL	8,196,284	—	—	8,148,954
Total financial assets	$8,654,383	202,527	261,408	8,148,954
Financial liabilities
Term deposits	$1,089,684	—	1,089,785	—
FHLB advances	154,683	—	154,915	—
Repurchase agreements and other borrowed funds	504,358	—	504,358	—
Subordinated debentures	134,048	—	121,369	—
Total financial liabilities	$1,882,773	—	1,870,427	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$203,790	203,790	—	—
Debt securities, held-to-maturity	297,915	—	288,256	—
Loans receivable, net of ALLL	8,156,310	—	—	8,079,112
Total financial assets	$8,658,015	203,790	288,256	8,079,112
Financial liabilities
Term deposits	$1,070,208	—	1,069,777	—
FHLB advances	440,175	—	439,615	—
Repurchase agreements and other borrowed funds	410,859	—	410,859	—
Subordinated debentures	134,051	—	120,302	—
Total financial liabilities	$2,055,293	—	2,040,553	—

Note 13. Subsequent Events

On April 30, 2019, the Company acquired the outstanding common stock of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah. FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield and Draper. The branches of FNB, along with the Bank’s branches operating in Utah, will operate as a new division of the Bank under the name “First Community Bank Utah, division of Glacier Bank.” The initial accounting for the FNB acquisition has not been completed because the fair value of financial assets, financial liabilities and goodwill has not yet been determined.

On April 3, 2019, the Company announced the signing of a definitive agreement to acquire Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”). Heritage provides banking services to individuals and businesses throughout northern Nevada with locations in Carson City, Gardnerville, Reno and Sparks. As of March 31, 2019, Heritage had total assets of $840,769,000, gross loans of $589,458,000 and total deposits of $722,955,000. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is anticipated to take place in the third quarter of 2019. Upon closing of the transaction, the branches of Heritage will operate as a new division of the Bank.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018
Operating results
Net income	$49,132	49,599	38,559
Basic earnings per share	$0.58	0.59	0.48
Diluted earnings per share	$0.58	0.59	0.48
Dividends declared per share [1]	$0.26	0.56	0.23
Market value per share
Closing	$40.07	39.62	38.38
High	$45.47	47.67	41.24
Low	$37.58	36.84	36.72
Selected ratios and other data
Number of common stock shares outstanding	84,588,199	84,521,692	84,511,472
Average outstanding shares - basic	84,549,974	54,921,640	80,808,904
Average outstanding shares - diluted	84,614,248	84,610,018	80,887,135
Return on average assets (annualized)	1.67%	1.66%	1.50%
Return on average equity (annualized)	13.02%	13.08%	11.90%
Efficiency ratio	55.37%	53.93%	57.80%
Dividend payout ratio [1]	44.83%	94.92%	47.92%
Loan to deposit ratio	87.14%	87.64%	81.83%
Number of full time equivalent employees	2,634	2,623	2,545
Number of locations	169	167	166
Number of ATMs	222	222	223
______________________________

[1]	Includes a special dividend declared of $0.30 per share for the three months ended December 31, 2018.

The Company reported net income of $49.1 million for the current quarter, an increase of $10.5 million, or 27 percent, from the $38.6 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.58 per share, an increase of 21 percent from the prior year first quarter diluted earnings per share of $0.48. Included in the current quarter was $214 thousand of acquisition-related expenses.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Cash and cash equivalents	$202,527	203,790	451,048	(1,263)	(248,521)
Debt securities, available-for-sale	2,522,322	2,571,663	2,154,845	(49,341)	367,477
Debt securities, held-to-maturity	255,572	297,915	634,413	(42,343)	(378,841)
Total debt securities	2,777,894	2,869,578	2,789,258	(91,684)	(11,364)
Loans receivable
Residential real estate	884,732	887,742	831,021	(3,010)	53,711
Commercial real estate	4,686,082	4,657,561	4,251,003	28,521	435,079
Other commercial	1,909,452	1,911,171	1,839,293	(1,719)	70,159
Home equity	562,381	544,688	489,879	17,693	72,502
Other consumer	283,423	286,387	258,834	(2,964)	24,589
Loans receivable	8,326,070	8,287,549	7,670,030	38,521	656,040
Allowance for loan and lease losses	(129,786)	(131,239)	(127,608)	1,453	(2,178)
Loans receivable, net	8,196,284	8,156,310	7,542,422	39,974	653,862
Other assets	897,074	885,806	876,050	11,268	21,024
Total assets	$12,073,779	12,115,484	11,658,778	(41,705)	415,001

Total debt securities of $2.778 billion at March 31, 2019 decreased $91.7 million, or 3 percent, during the current quarter and decreased $11.4 million, or 41 basis points, from the prior year first quarter. Debt securities represented 23 percent of total assets at March 31, 2019 compared to 24 percent of total assets at December 31, 2018 and March 31, 2018.

The loan portfolio of $8.326 billion increased $38.5 million, or 2 percent annualized, during the current quarter. The loan category with the largest dollar increase was commercial real estate loans which increased $28.5 million, or 61 basis points. The loan category with the largest percentage increase was home equity loans which increased $17.7 million, or 3 percent. The loan portfolio increased $656 million, or 9 percent, since March 31, 2018, with the largest increase in commercial real estate loans, which increased $435 million, or 10 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Deposits
Non-interest bearing deposits	$3,051,119	3,001,178	2,811,469	49,941	239,650
NOW and DDA accounts	2,383,806	2,391,307	2,400,693	(7,501)	(16,887)
Savings accounts	1,373,544	1,346,790	1,328,047	26,754	45,497
Money market deposit accounts	1,689,962	1,684,284	1,778,068	5,678	(88,106)
Certificate accounts	896,731	901,484	955,105	(4,753)	(58,374)
Core deposits, total	9,395,162	9,325,043	9,273,382	70,119	121,780
Wholesale deposits	192,953	168,724	145,463	24,229	47,490
Deposits, total	9,588,115	9,493,767	9,418,845	94,348	169,270
Securities sold under agreements to repurchase	489,620	396,151	395,794	93,469	93,826
Federal Home Loan Bank advances	154,683	440,175	155,057	(285,492)	(374)
Other borrowed funds	14,738	14,708	8,204	30	6,534
Subordinated debentures	134,048	134,051	134,061	(3)	(13)
Other liabilities	141,725	120,778	92,793	20,947	48,932
Total liabilities	$10,522,929	10,599,630	10,204,754	(76,701)	318,175

Core deposits of $9.395 billion as of March 31, 2019 increased $70.1 million, or 3 percent annualized, from the prior quarter and increased $122 million, or 1 percent, from the prior year first quarter. Non-interest bearing deposits increased $49.9 million, or 2 percent, over the prior quarter and increased $240 million, or 9 percent, over the prior year first quarter.

Federal Home Loan Bank (“FHLB”) advances of $155 million at March 31, 2019, decreased $285 million over the prior quarter and was stable over the prior year first quarter. FHLB advances and wholesale deposits will continue to fluctuate to supplement liquidity needs as necessary during the year.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Common equity	$1,526,963	1,525,281	1,471,047	1,682	55,916
Accumulated other comprehensive income (loss)	23,887	(9,427)	(17,023)	33,314	40,910
Total stockholders’ equity	1,550,850	1,515,854	1,454,024	34,996	96,826
Goodwill and core deposit intangible, net	(337,134)	(338,828)	(343,991)	1,694	6,857
Tangible stockholders’ equity	$1,213,716	1,177,026	1,110,033	36,690	103,683

Stockholders’ equity to total assets	12.84%	12.51%	12.47%
Tangible stockholders’ equity to total tangible assets	10.34%	9.99%	9.81%
Book value per common share	$18.33	17.93	17.21	0.40	1.12
Tangible book value per common share	$14.35	13.93	13.13	0.42	1.22

Tangible stockholders’ equity of $1.214 billion at March 31, 2019 increased $36.7 million compared to the prior quarter which was primarily the result of an increase in other comprehensive income (“OCI”) and earnings retention, which was partially offset by a decrease of $25.5 million from the cumulative-effect adjustments related to the adoption of new accounting standards. Tangible stockholders’ equity increased $104 million over the prior year first quarter which was the result of earnings retention and an increase in other comprehensive income, which was partially offset by the adoption of the accounting standards. Tangible book value per common share at quarter end increased $0.42 per share from the prior quarter and increased $1.22 per share from a year ago. For additional information on the new accounting standards, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Cash Dividends
On March 27, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share. The dividend was payable April 18, 2019 to shareholders of record on April 9, 2019. The dividend was the 136th consecutive quarterly dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2019
Compared to December 31, 2018, and March 31, 2018

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Net interest income
Interest income	$126,116	125,310	103,066	806	23,050
Interest expense	10,904	9,436	7,774	1,468	3,130
Total net interest income	115,212	115,874	95,292	(662)	19,920
Non-interest income
Service charges and other fees	18,015	19,708	16,871	(1,693)	1,144
Miscellaneous loan fees and charges	967	1,278	1,477	(311)	(510)
Gain on sale of loans	5,798	5,639	6,097	159	(299)
Gain (loss) on sale of investments	213	(357)	(333)	570	546
Other income	3,481	2,226	1,974	1,255	1,507
Total non-interest income	28,474	28,494	26,086	(20)	2,388
Total income	$143,686	144,368	121,378	(682)	22,308
Net interest margin (tax-equivalent)	4.34%	4.30%	4.10%

Net Interest Income
The current quarter net interest income of $115 million was stable compared to the prior quarter and increased $19.9 million, or 21 percent, from the prior year first quarter. The increase in net interest income over the prior year first quarter was primarily driven by interest rate increases and an increase in commercial loans. Interest income on commercial loans increased $1.3 million, or 2 percent, from the prior quarter and increased $18.0 million, or 28 percent, from the prior year first quarter.

The current quarter interest expense of $10.9 million increased $1.5 million, or 16 percent, over the prior quarter which primarily driven by seasonal fluctuations in core deposits, which were supplemented using higher cost borrowings. As deposits increased during the current quarter, FHLB advances were reduced by $285 million to $155 million, the same amount at the end of the prior year first quarter. The current quarter interest expense increased $3.1 million, or 40 percent, from the prior year first quarter and was primarily due to the increased amount of deposits and other funding. The cost of core deposits for the current quarter was 19 basis points compared to 17 basis points for the prior quarter and 15 basis points in the prior year first quarter. The total cost of funding (including non-interest bearing deposits) for the current quarter was 43 basis points compared to 36 basis points for the prior quarter and 35 basis points for the prior year first quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.34 percent compared to 4.30 percent in the prior quarter. The 4 basis points increase in the net interest margin was primarily the result of increased yields on the loan portfolio. The current quarter net interest margin included 2 basis points from the recovery of interest on loans previously placed on non-accrual. The current quarter net interest margin increased 24 basis points over the prior year first quarter net interest margin of 4.10 percent. The increase in the margin from the prior year first quarter resulted from the remix of earning assets to higher yielding loans, increased yields on the loan portfolio which more than offset the increase in funding costs.

Non-interest Income
Non-interest income for the current quarter totaled $28.5 million which was comparable to prior quarter and an increase of $2.4 million, or 9 percent, over the same quarter last year. Service charges and other fees of $18.0 million for the current quarter decreased $1.7 million, or 9 percent, from the prior quarter due to seasonality. Service charges and other fees for the current quarter increased $1.1 million, or 7 percent, from the prior year first quarter which was due to the increased number of accounts from organic growth and acquisitions. Other income increased $1.3 million from the prior quarter and increased $1.5 million over the prior year first quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Compensation and employee benefits	$52,728	50,385	45,721	2,343	7,007
Occupancy and equipment	8,437	7,884	7,274	553	1,163
Advertising and promotions	2,388	2,434	2,170	(46)	218
Data processing	3,892	3,951	3,967	(59)	(75)
Other real estate owned	139	264	72	(125)	67
Regulatory assessments and insurance	1,285	1,263	1,206	22	79
Core deposit intangibles amortization	1,694	1,731	1,056	(37)	638
Other expenses	12,267	13,964	12,161	(1,697)	106
Total non-interest expense	$82,830	81,876	73,627	954	9,203

Total non-interest expense of $82.8 million for the current quarter increased $1.0 million, or 1 percent, over the prior quarter and increased $9.2 million, or 13 percent, over the prior year first quarter. Compensation and employee benefits increased by $2.3 million, or 5 percent, from the prior quarter primarily from annual salary increases and benefit adjustments. Compensation and employee benefits increased by $7.0 million, or 15 percent, from the prior year first quarter principally due to the increased number of employees driven by organic growth and the prior year first quarter acquisitions. Occupancy and equipment expense increased $1.2 million, or 16 percent, over the prior year first quarter as a result of the prior year first quarter acquisitions and general cost increases. Other expenses of $12.3 million, decreased $1.7 million, or 12 percent, from the prior quarter which was driven by decreases in several categories including acquisition-related expenses and expenses connected with equity investments in New Markets Tax Credit (“NMTC”) projects. Other expenses increased $106 thousand, or 87 basis points, from the prior year first quarter and included a decrease of $1.6 million in acquisition-related expenses which was offset by a general increase in costs from organic growth and the prior year first quarter acquisitions. Acquisition-related expenses were $214 thousand during the current quarter compared to $520 thousand in the prior quarter and $1.8 million in the prior year first quarter.

Efficiency Ratio
The current quarter efficiency ratio was 55.37 percent, a 144 basis points increase from the prior quarter efficiency ratio of 53.93 percent and was driven by increased operating costs combined with a slight decrease in net interest income. The current quarter efficiency ratio decreased 243 basis points from the prior year first quarter efficiency ratio of 57.80 percent and was driven by the increase in net interest income that more than offset the increased operating costs.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2019	$57	$1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%
Second quarter 2017	3,013	2,362	2.05%	0.49%	0.70%

Net charge-offs for the current quarter were $1.5 million compared to $2.5 million for the prior quarter and $2.8 million from the same quarter last year. Current quarter provision for loan losses was $57 thousand, compared to $1.2 million in the prior quarter and $795 thousand in the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$21,521	1%	$23,649	1%	$29,352	1%
U.S. government sponsored enterprises	106,457	4%	120,208	4%	109,912	4%
State and local governments	725,191	26%	852,250	30%	643,111	23%
Corporate bonds	218,548	8%	290,817	10%	318,856	11%
Residential mortgage-backed securities	825,048	30%	792,915	28%	901,112	32%
Commercial mortgage-backed securities	625,557	22%	491,824	17%	152,502	6%
Total available-for-sale	2,522,322	91%	2,571,663	90%	2,154,845	77%
Held-to-maturity
State and local governments	255,572	9%	297,915	10%	634,413	23%
Total held-to-maturity	255,572	9%	297,915	10%	634,413	23%
Total debt securities	$2,777,894	100%	$2,869,578	100%	$2,789,258	100%

The Company’s debt securities are primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory income tax rate of 21 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Mortgage-backed securities are primarily short, weighted-average life U.S. agency guaranteed residential mortgage pass-through securities.  To a lesser extent, mortgage-backed securities also consist of short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations and U.S. agency guaranteed commercial mortgage-backed securities. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$229,568	236,943	299,275	296,027
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	552,595	568,156	643,023	640,736
S&P: A+, A, A- / Moody’s: A1, A2, A3	149,835	157,097	163,041	167,779
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	4,208	4,397	4,208	4,382
Not rated by either entity	18,388	18,956	31,954	30,532
Below investment grade	1,048	1,050	1,050	1,050
Total	$955,642	986,599	1,142,551	1,140,506

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$567,978	586,276	657,051	658,062
General obligation - limited	147,504	153,660	173,973	177,275
Revenue	223,436	229,074	290,106	283,939
Certificate of participation	11,011	11,805	14,174	14,463
Other	5,713	5,784	7,247	6,767
Total	$955,642	986,599	1,142,551	1,140,506

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$146,118	151,429	179,691	179,808
Michigan	138,163	143,493	144,378	147,386
Texas	121,418	125,096	157,978	157,706
Montana	99,965	104,751	109,106	111,492
California	42,890	43,788	50,145	48,623
All other states	407,088	418,042	501,253	495,491
Total	$955,642	986,599	1,142,551	1,140,506

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2019. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$4	3.29%	$2,873	2.90%	$8,792	2.65%	$9,852	2.65%	$—	—%	$21,521	2.68%
U.S. government sponsored enterprises	—	—%	82,447	2.69%	24,010	3.21%	—	—%	—	—%	106,457	2.81%
State and local governments	6,031	1.71%	23,143	2.59%	249,861	3.45%	446,156	4.03%	—	—%	725,191	3.76%
Corporate bonds	81,976	2.56%	136,572	3.53%	—	—%	—	—%	—	—%	218,548	3.16%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	825,048	2.59%	825,048	2.59%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	625,557	3.19%	625,557	3.19%
Total available- for-sale	88,011	2.50%	245,035	3.15%	282,663	3.40%	456,008	4.00%	1,450,605	2.85%	2,522,322	3.13%
Held-to-maturity
State and local governments	—	—%	7,061	2.27%	76,025	2.57%	172,486	2.83%	—	—%	255,572	2.74%
Total held-to-maturity	—	—%	7,061	2.27%	76,025	2.57%	172,486	2.83%	—	—%	255,572	2.74%
Total debt securities	$88,011	2.50%	$252,096	3.13%	$358,688	3.22%	$628,494	3.67%	$1,450,605	2.85%	$2,777,894	3.09%
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

The following table separates debt securities with an unrealized loss position at March 31, 2019 into two categories: securities purchased prior to 2019 and those purchased during 2019. Of those securities purchased prior to 2019, the fair market value and unrealized gain or loss at December 31, 2018 is also presented.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2019
U.S. government and federal agency	$16,118	$(186)	(1)%	$17,330	$(122)	(1)%
U.S. government sponsored enterprises	4,961	(1)	—%	4,918	(40)	(1)%
State and local governments	43,341	(311)	(1)%	42,734	(2,082)	(5)%
Corporate bonds	71,723	(239)	—%	71,698	(579)	(1)%
Residential mortgage-backed securities	469,765	(6,209)	(1)%	487,482	(13,411)	(3)%
Commercial mortgage-backed securities	70,351	(1,085)	(2)%	72,273	(1,747)	(2)%
Total	$676,259	$(8,031)	(1)%	$696,435	$(17,981)	(3)%
Temporarily impaired securities purchased during 2019
State and local governments	$1,702	$—	—%
Total	$1,702	$—	—%
Temporarily impaired securities
U.S. government and federal agency	$16,118	$(186)	(1)%
U.S. government sponsored enterprises	4,961	(1)	—%
State and local governments	45,043	(311)	(1)%
Corporate bonds	71,723	(239)	—%
Residential mortgage-backed securities	469,765	(6,209)	(1)%
Commercial mortgage-backed securities	70,351	(1,085)	(2)%
Total	$677,961	$(8,031)	(1)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the identified ranges of unrealized loss as a percent of book value at March 31, 2019:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
5.1% to 10.0%	3	$(384)
0.1% to 5.0%	302	(7,647)
Total	305	$(8,031)

With respect to the valuation history of the impaired debt securities, the Company identified 255 securities which have been continuously impaired for the twelve months ending March 31, 2019. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 255 debt securities which have been continuously impaired for the twelve months ended March 31, 2019, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	14	$(115)	$(22)
U.S. government sponsored enterprises	2	(1)	(1)
State and local governments	64	(307)	(33)
Corporate bonds	22	(202)	(80)
Residential mortgage-backed securities	134	(6,123)	(374)
Commercial mortgage-backed securities	19	(831)	(204)
Total	255	$(7,579)

Based on the Company's analysis of its impaired debt securities as of March 31, 2019, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at March 31, 2019 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at March 31, 2019 have been determined by the Company to be investment grade.

Equity securities. Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of March 31, 2019, the Company determined that none of such securities were impaired.

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

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$884,732	11%	$887,742	11%	$831,021	11%
Commercial loans
Real estate	4,686,082	57%	4,657,561	57%	4,251,003	56%
Other commercial	1,909,452	23%	1,911,171	23%	1,839,293	24%
Total	6,595,534	80%	6,568,732	80%	6,090,296	80%
Consumer and other loans
Home equity	562,381	7%	544,688	7%	489,879	7%
Other consumer	283,423	4%	286,387	4%	258,834	4%
Total	845,804	11%	831,075	11%	748,713	11%
Loans receivable	8,326,070	102%	8,287,549	102%	7,670,030	102%
ALLL	(129,786)	(2)%	(131,239)	(2)%	(127,608)	(2)%
Loans receivable, net	$8,196,284	100%	$8,156,310	100%	$7,542,422	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Other real estate owned	$8,125	7,480	14,132
Accruing loans 90 days or more past due
Residential real estate	998	788	430
Commercial	1,232	492	4,701
Consumer and other	221	738	271
Total	2,451	2,018	5,402
Non-accrual loans
Residential real estate	6,219	8,021	7,188
Commercial	30,862	35,883	43,853
Consumer and other	3,188	3,348	3,408
Total	40,269	47,252	54,449
Total non-performing assets	$50,845	56,750	73,983
Non-performing assets as a percentage of subsidiary assets	0.42%	0.47%	0.64%
ALLL as a percentage of non-performing loans	304%	266%	213%
Accruing loans 30-89 days past due	$36,894	33,567	44,963
Accruing troubled debt restructurings	$24,468	25,833	41,649
Non-accrual troubled debt restructurings	$6,747	10,660	13,289
U.S. government guarantees included in non-performing assets	$2,649	4,811	4,548
Interest income [1]	$512	2,340	646
______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The current quarter had continued improvement in non-performing assets which ended the current quarter at $50.8 million, which was a decrease of $5.9 million, or 10 percent, from the prior quarter and a decrease of $23.1 million, or 31 percent, from the prior year first quarter. Non-performing assets as a percentage of subsidiary assets at March 31, 2019 was 0.42 percent, a decrease of 5 basis points from the prior quarter, and a decrease of 22 basis points from the prior year first quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $36.9 million at March 31, 2019 increased $3.3 million from prior quarter and decreased $8.1 million from prior year first quarter. Early stage delinquencies as a percentage of loans at March 31, 2019 was 0.44 percent, which was a an increase of 3 basis points from prior quarter and was a decrease of 15 basis points from prior year first quarter.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans totaled $104 million and $109 million as of March 31, 2019 and December 31, 2018, respectively. The ALLL includes specific valuation allowances of $702 thousand and $3.2 million of impaired loans as of March 31, 2019 and December 31, 2018, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $31.2 million and $36.5 million as of March 31, 2019 and December 31, 2018, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2019 was $1.9 million. The fair value of the loan collateral acquired in foreclosure during 2019 was $1.4 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Balance at beginning of period	$7,480	14,269	14,269
Acquisitions	—	187	187
Additions	1,437	4,924	378
Capital improvements	—	21	—
Write-downs	(56)	(2,727)	(13)
Sales	(736)	(9,194)	(689)
Balance at end of period	$8,125	7,480	14,132

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

The Company’s model includes fourteen bank divisions with separate management teams providing substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	March 31, 2019			December 31, 2018			March 31, 2018
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$10,711	8%	11%	$10,631	8%	11%	$10,634	8%	11%
Commercial real estate	72,328	56%	56%	72,448	55%	56%	68,342	54%	56%
Other commercial	36,849	28%	23%	38,160	29%	23%	38,108	30%	24%
Home equity	5,880	5%	7%	5,811	5%	7%	6,040	5%	6%
Other consumer	4,018	3%	3%	4,189	3%	3%	4,484	3%	3%
Total	$129,786	100%	100%	$131,239	100%	100%	$127,608	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Balance at beginning of period	$131,239	129,568	129,568
Provision for loan losses	57	9,953	795
Charge-offs
Residential real estate	(292)	(728)	(3)
Commercial loans	(1,123)	(8,514)	(2,821)
Consumer and other loans	(1,926)	(8,565)	(2,183)
Total charge-offs	(3,341)	(17,807)	(5,007)
Recoveries
Residential real estate	94	87	16
Commercial loans	755	5,045	1,211
Consumer and other loans	982	4,393	1,025
Total recoveries	1,831	9,525	2,252
Net charge-offs	(1,510)	(8,282)	(2,755)
Balance at end of period	$129,786	131,239	127,608
ALLL as a percentage of total loans	1.56%	1.58%	1.66%
Net charge-offs as a percentage of total loans	0.02%	0.10%	0.04%

The ALLL as a percent of total loans outstanding at March 31, 2019 was 1.56 percent, which was a 2 basis points decrease compared to the prior quarter and a decrease of 10 basis points from a year ago with such decreases reflective of the stabilizing credit quality.
The Company’s ALLL of $130 million is considered adequate to absorb probable and incurred losses from any class of its loan portfolio. For the periods ended March 31, 2019 and 2018, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

When applied to the Company’s historical loss experience, the qualitative or environmental factors result in the provision for loan losses being recorded in the period in which the loss has probably occurred. When the loss is confirmed at a later date, a charge-off is recorded. During 2019, net charge-offs exceeded the provision for loan losses by $1.5 million. During the same period in 2018, net charge-offs exceeded the provision for loan losses by $2.0 million.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 169 locations, including 150 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, the economic environment and housing markets throughout the Company’s footprint continue to show positive signs of improvement. Home prices continue to increase in all of the states within the Company’s footprint and all of the seven states continue to remain above the United States average. Five of the top ten states for house price appreciation belong to states in the Company’s footprint. Home ownership in the United States is at 64 percent, which is still approximately 5 percent less than the peak before the most recent financial crisis. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects steady growth throughout the Company’s footprint. The fourth quarter of 2018 was the sixth consecutive quarter the United States economy grew at or above 2.0 percent. All states in the Company’s footprint, except Arizona, have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil prices remain volatile, base metal prices began a downward trend in 2018 and natural gas prices, outside of winter spikes, have remained fairly stable over the last 18 months. Most agriculture commodities within the Company’s footprint remain relatively stable. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent and 14 percent of the Company’s total loan portfolio and accounted for 24 percent and 21 percent of the Company’s non-accrual loans at March 31, 2019 and December 31, 2018, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Specific valuation allowance	$702	3,223	4,468
General valuation allowance	129,084	128,016	123,140
Total ALLL	$129,786	131,239	127,608

During 2019, the ALLL decreased by $1.5 million, the net result of a $2.5 million decrease in the specific valuation allowance and a $1.1 million increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $3.1 million decrease in loans individually evaluated for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of an increase of $42.9 million in loans collectively evaluated for impairment. The reduction in the specific valuation allowance reflects the reduction in non-performing loans.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Custom and owner occupied construction	$126,820	$126,595	$140,440	—%	(10)%
Pre-sold and spec construction	135,137	121,938	100,376	11%	35%
Total residential construction	261,957	248,533	240,816	5%	9%
Land development	126,417	137,814	76,528	(8)%	65%
Consumer land or lots	125,818	127,775	119,469	(2)%	5%
Unimproved land	75,113	83,579	68,862	(10)%	9%
Developed lots for operative builders	16,171	17,061	13,093	(5)%	24%
Commercial lots	35,511	34,096	43,232	4%	(18)%
Other construction	454,965	520,005	420,632	(13)%	8%
Total land, lot, and other construction	833,995	920,330	741,816	(9)%	12%
Owner occupied	1,367,530	1,343,563	1,292,206	2%	6%
Non-owner occupied	1,662,390	1,605,960	1,449,166	4%	15%
Total commercial real estate	3,029,920	2,949,523	2,741,372	3%	11%
Commercial and industrial	922,124	907,340	865,574	2%	7%
Agriculture	641,146	646,822	620,342	(1)%	3%
1st lien	1,102,920	1,108,227	1,014,361	—%	9%
Junior lien	54,964	56,689	66,288	(3)%	(17)%
Total 1-4 family	1,157,884	1,164,916	1,080,649	(1)%	7%
Multifamily residential	268,156	247,457	219,310	8%	22%
Home equity lines of credit	557,895	539,938	481,204	3%	16%
Other consumer	163,568	165,865	162,171	(1)%	1%
Total consumer	721,463	705,803	643,375	2%	12%
States and political subdivisions	398,848	404,671	421,252	(1)%	(5)%
Other	119,966	125,310	132,582	(4)%	(10)%
Total loans receivable, including loans held for sale	8,355,459	8,320,705	7,707,088	—%	8%
Less loans held for sale [1]	(29,389)	(33,156)	(37,058)	(11)%	(21)%
Total loans receivable	$8,326,070	$8,287,549	$7,670,030	—%	9%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Mar 31, 2019	Mar 31, 2019	Mar 31, 2019
Custom and owner occupied construction	$—	—	48	—	—	—
Pre-sold and spec construction	456	463	492	456	—	—
Total residential construction	456	463	540	456	—	—
Land development	2,272	2,166	7,802	713	—	1,559
Consumer land or lots	1,126	1,428	1,622	635	—	491
Unimproved land	9,222	9,338	10,294	7,648	42	1,532
Developed lots for operative builders	67	68	83	42	—	25
Commercial lots	663	1,046	1,312	—	—	663
Other construction	111	120	319	—	—	111
Total land, lot and other construction	13,461	14,166	21,432	9,038	42	4,381
Owner occupied	7,229	5,940	12,594	5,953	42	1,234
Non-owner occupied	7,368	10,567	5,346	7,368	—	—
Total commercial real estate	14,597	16,507	17,940	13,321	42	1,234
Commercial and industrial	3,893	3,914	6,313	3,602	57	234
Agriculture	4,488	7,040	10,476	3,397	941	150
1st lien	10,279	10,290	8,717	7,198	1,193	1,888
Junior lien	582	565	4,271	512	70	—
Total 1-4 family	10,861	10,855	12,988	7,710	1,263	1,888
Multifamily residential	—	—	652	—	—	—
Home equity lines of credit	2,288	2,770	3,312	2,100	—	188
Other consumer	453	456	330	330	73	50
Total consumer	2,741	3,226	3,642	2,430	73	238
Other	348	579	—	315	33	—
Total	$50,845	56,750	73,983	40,269	2,451	8,125

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
Custom and owner occupied construction	$282	$1,661	$611	(83)%	(54)%
Pre-sold and spec construction	553	887	267	(38)%	107%
Total residential construction	835	2,548	878	(67)%	(5)%
Land development	—	228	585	(100)%	(100)%
Consumer land or lots	510	200	485	155%	5%
Unimproved land	685	579	889	18%	(23)%
Developed lots for operative builders	4	122	464	(97)%	(99)%
Commercial lots	331	203	194	63%	71%
Other construction	1,234	4,170	76	(70)%	1,524%
Total land, lot and other construction	2,764	5,502	2,693	(50)%	3%
Owner occupied	4,463	2,981	13,904	50%	(68)%
Non-owner occupied	6,604	1,245	3,842	430%	72%
Total commercial real estate	11,067	4,226	17,746	162%	(38)%
Commercial and industrial	4,070	3,374	5,746	21%	(29)%
Agriculture	5,709	6,455	3,845	(12)%	48%
1st lien	7,179	5,384	9,597	33%	(25)%
Junior lien	583	118	240	394%	143%
Total 1-4 family	7,762	5,502	9,837	41%	(21)%
Home equity lines of credit	2,925	3,562	2,316	(18)%	26%
Other consumer	1,357	1,650	1,849	(18)%	(27)%
Total consumer	4,282	5,212	4,165	(18)%	3%
States and political subdivisions	—	229	—	(100)%	n/m
Other	405	519	53	(22)%	664%
Total	$36,894	$33,567	$44,963	10%	(18)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Mar 31, 2019	Mar 31, 2019
Pre-sold and spec construction	$(4)	(352)	(339)	—	4
Land development	23	(116)	(5)	42	19
Consumer land or lots	(20)	(146)	(3)	15	35
Unimproved land	(9)	(445)	(73)	—	9
Developed lots for operative builders	—	33	—	—	—
Commercial lots	(2)	1	(2)	—	2
Other construction	—	(19)	—	9	9
Total land, lot and other construction	(8)	(692)	(83)	66	74
Owner occupied	75	1,320	962	118	43
Non-owner occupied	30	853	(47)	130	100
Total commercial real estate	105	2,173	915	248	143
Commercial and industrial	(4)	2,449	1,430	244	248
Agriculture	14	16	(2)	17	3
1st lien	198	577	(65)	298	100
Junior lien	(52)	(371)	(29)	—	52
Total 1-4 family	146	206	(94)	298	152
Multifamily residential	—	(649)	(6)	—	—
Home equity lines of credit	(5)	(97)	(32)	7	12
Other consumer	223	261	73	305	82
Total consumer	218	164	41	312	94
Other	1,043	4,967	893	2,156	1,113
Total	$1,510	8,282	2,755	3,341	1,831

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and debt securities, securities sold under agreements to repurchase (“repurchase agreements”), wholesale deposits, advances from FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, match maturities of longer-term assets or manage interest rate risk.

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

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,051,119	32%	$3,001,178	32%	$2,811,469	30%
NOW and DDA accounts	2,383,806	25%	2,391,307	25%	2,400,693	25%
Savings accounts	1,373,544	14%	1,346,790	14%	1,328,047	14%
Money market deposit accounts	1,689,962	18%	1,684,284	18%	1,778,068	19%
Certificate accounts	896,731	9%	901,484	9%	955,105	10%
Wholesale deposits	192,953	2%	168,724	2%	145,463	2%
Total interest bearing deposits	6,536,996	68%	6,492,589	68%	6,607,376	70%
Total deposits	$9,588,115	100%	$9,493,767	100%	$9,418,845	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2019	December 31, 2018
Repurchase agreements
Amount outstanding at end of period	$489,620	396,151
Weighted interest rate on outstanding amount	0.80%	0.87%
Maximum outstanding at any month-end	$489,620	408,754
Average balance	$407,556	383,791
Weighted-average interest rate	0.80%	0.59%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of March 31, 2019 were $134 million, including fair value adjustments from acquisitions.

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

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated variable interest entities (“VIE”), see Note 6 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
FHLB advances
Borrowing capacity	$2,221,777	2,103,860
Amount utilized	(158,853)	(444,749)
Amount available	$2,062,924	1,659,111
FRB discount window
Borrowing capacity	$947,815	875,936
Amount utilized	—	—
Amount available	$947,815	875,936
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$21,521	23,649
U.S. government sponsored enterprises	81,531	108,952
State and local governments	530,997	618,613
Corporate bonds	218,548	290,817
Residential mortgage-backed securities	196,543	220,653
Commercial mortgage-backed securities	308,632	273,439
Total unencumbered debt securities	$1,357,772	1,536,123

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 84,588,199 have been issued as of March 31, 2019. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2019. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2019:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.64%	13.39%	13.39%	11.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.925 percent in Idaho, 4.95 percent in Utah, 4.63 percent in Colorado and 4.9 percent in Arizona. Washington and Wyoming do not impose a corporate income tax.

Income tax expense for the three months ended March 31, 2019 and 2018 was $11.7 million and $8.4 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 19.2 percent and 17.9 percent, respectively. The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $12.1 million and $13.9 million for the three months ended March 31, 2019 and 2018, respectively. Benefits from federal income tax credits were $2.1 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of NMTC. Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $20.0 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2019	$4,153	6,480	850	11,483
2020	4,475	6,476	813	11,764
2021	4,712	5,659	759	11,130
2022	3,944	5,630	695	10,269
2023	3,348	5,630	663	9,641
Thereafter	1,416	22,145	1,565	25,126
	$22,048	52,020	5,345	79,413

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2019			March 31, 2018
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$917,324	$10,779	4.70%	$783,817	$8,785	4.48%
Commercial loans [1]	6,524,190	84,613	5.26%	5,551,619	66,474	4.86%
Consumer and other loans	839,011	10,447	5.05%	719,153	8,624	4.86%
Total loans [2]	8,280,525	105,839	5.18%	7,054,589	83,883	4.82%
Tax-exempt investment securities [3]	960,569	9,950	4.14%	1,093,736	12,795	4.68%
Taxable investment securities [4]	1,845,677	13,729	2.98%	1,654,318	10,273	2.48%
Total earning assets	11,086,771	129,518	4.74%	9,802,643	106,951	4.42%
Goodwill and intangibles	337,963			219,463
Non-earning assets	520,353			390,857
Total assets	$11,945,087			$10,412,963
Liabilities
Non-interest bearing deposits	$2,943,770	$—	—%	$2,472,151	$—	—%
NOW and DDA accounts	2,320,928	961	0.17%	2,011,464	818	0.16%
Savings accounts	1,359,807	234	0.07%	1,184,807	193	0.07%
Money market deposit accounts	1,690,305	1,010	0.24%	1,631,863	719	0.18%
Certificate accounts	905,005	2,014	0.90%	876,425	1,319	0.61%
Total core deposits	9,219,815	4,219	0.19%	8,176,710	3,049	0.15%
Wholesale deposits [5]	169,361	1,122	2.69%	149,577	867	2.35%
FHLB advances	352,773	3,055	3.46%	224,847	2,089	3.72%
Repurchase agreements and other borrowed funds	556,325	2,508	1.83%	521,641	1,769	1.38%
Total interest bearing liabilities	10,298,274	10,904	0.43%	9,072,775	7,774	0.35%
Other liabilities	116,143			25,973
Total liabilities	10,414,417			9,098,748
Stockholders’ Equity
Common stock	846			808
Paid-in capital	1,051,261			906,030
Retained earnings	471,626			420,552
Accumulated other comprehensive income (loss)	6,937			(13,175)
Total stockholders’ equity	1,530,670			1,314,215
Total liabilities and stockholders’ equity	$11,945,087			$10,412,963
Net interest income (tax-equivalent)		$118,614			$99,177
Net interest spread (tax-equivalent)			4.31%			4.07%
Net interest margin (tax-equivalent)			4.34%			4.10%

______________________________

[1]	Includes tax effect of $1.1 million and $959 thousand on tax-exempt municipal loan and lease income for the three months ended March 31, 2019 and 2018, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $2.0 million and $2.6 million on tax-exempt debt securities income for the three months ended March 31, 2019 and 2018, respectively.

[4]	Includes tax effect of $293 thousand and $304 thousand on federal income tax credits for the three months ended March 31, 2019 and 2018, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$1,497	497	1,994
Commercial loans (tax-equivalent)	11,645	6,494	18,139
Consumer and other loans	1,438	385	1,823
Investment securities (tax-equivalent)	488	123	611
Total interest income	15,068	7,499	22,567
Interest expense
NOW and DDA accounts	126	17	143
Savings accounts	29	13	42
Money market deposit accounts	26	264	290
Certificate accounts	43	652	695
Wholesale deposits	115	140	255
FHLB advances	1,188	(222)	966
Repurchase agreements and other borrowed funds	117	622	739
Total interest expense	1,644	1,486	3,130
Net interest income (tax-equivalent)	$13,424	6,013	19,437

Net interest income (tax-equivalent) increased $19.4 million for the three months ended March 31, 2019 compared to the same period in 2018. The interest income for the first three months of 2019 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Furthermore, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. Total interest expense increased from the prior year primarily from increased balances of both FHLB advances and deposits, coupled with interest rate increases in deposits.

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

The Company’s assessment of market risk as of March 31, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2018 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from risk factors previously disclosed in the 2018 Annual Report. The risks and uncertainties described in the 2018 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that the Company currently believes are immaterial, or that the Company has not predicted, may also harm its business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

Exhibit 101 -
The following financial information from Glacier Bancorp, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

May 2, 2019	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 2, 2019	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO