Form 10-Q
period 2019-06-30
GLACIER BANCORP INC
filed 2019-08-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-18911
____________________________________________________________
GLACIER BANCORP INC
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Montana			81-0519541
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

49 Commons Loop	Kalispell,	Montana	59901
(Address of principal executive offices)			(Zip Code)

(406)			756-4200
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GBCI	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 17, 2019 was 86,637,394. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ALCO – Asset Liability Committee
ALLL or allowance – allowance for loan and lease losses
ASC – Accounting Standards CodificationTM
ASU – Accounting Standards Update
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
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
Assets
Cash on hand and in banks	$181,526	161,782
Interest bearing cash deposits	49,683	42,008
Cash and cash equivalents	231,209	203,790
Debt securities, available-for-sale	2,470,634	2,571,663
Debt securities, held-to-maturity	252,097	297,915
Total debt securities	2,722,731	2,869,578
Loans held for sale, at fair value	54,711	33,156
Loans receivable	8,841,777	8,287,549
Allowance for loan and lease losses	(129,054)	(131,239)
Loans receivable, net	8,712,723	8,156,310
Premises and equipment, net	296,915	241,528
Other real estate owned	7,281	7,480
Accrued interest receivable	58,567	54,408
Deferred tax asset	3,371	23,564
Core deposit intangible, net	54,646	49,242
Goodwill	330,887	289,586
Non-marketable equity securities	23,031	27,871
Bank-owned life insurance	93,543	82,320
Other assets	86,746	76,651
Total assets	$12,676,361	12,115,484
Liabilities
Non-interest bearing deposits	$3,265,077	3,001,178
Interest bearing deposits	6,589,798	6,492,589
Securities sold under agreements to repurchase	494,651	396,151
Federal Home Loan Bank advances	319,996	440,175
Other borrowed funds	14,765	14,708
Subordinated debentures	139,912	134,051
Accrued interest payable	5,091	4,252
Other liabilities	159,695	116,526
Total liabilities	10,988,985	10,599,630
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	866	845
Paid-in capital	1,139,289	1,051,253
Retained earnings - substantially restricted	503,773	473,183
Accumulated other comprehensive income (loss)	43,448	(9,427)
Total stockholders’ equity	1,687,376	1,515,854
Total liabilities and stockholders’ equity	$12,676,361	12,115,484
Number of common stock shares issued and outstanding	86,637,394	84,521,692

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest Income
Investment securities	$21,892	22,370	43,243	42,512
Residential real estate loans	11,410	10,149	22,189	18,934
Commercial loans	88,043	75,824	171,582	141,339
Consumer and other loans	11,040	9,372	21,487	17,996
Total interest income	132,385	117,715	258,501	220,781
Interest Expense
Deposits	5,624	4,617	10,965	8,533
Securities sold under agreements to repurchase	886	486	1,688	971
Federal Home Loan Bank advances	3,847	2,513	6,902	4,602
Other borrowed funds	38	26	76	42
Subordinated debentures	1,694	1,519	3,362	2,787
Total interest expense	12,089	9,161	22,993	16,935
Net Interest Income	120,296	108,554	235,508	203,846
Provision for loan losses	—	4,718	57	5,513
Net interest income after provision for loan losses	120,296	103,836	235,451	198,333
Non-Interest Income
Service charges and other fees	20,025	18,804	38,040	35,675
Miscellaneous loan fees and charges	1,192	2,243	2,159	3,720
Gain on sale of loans	7,762	8,142	13,560	14,239
Gain (loss) on sale of debt securities	134	(56)	347	(389)
Other income	1,721	2,695	5,202	4,669
Total non-interest income	30,834	31,828	59,308	57,914
Non-Interest Expense
Compensation and employee benefits	51,973	49,023	104,701	94,744
Occupancy and equipment	8,180	7,662	16,617	14,936
Advertising and promotions	2,767	2,530	5,155	4,700
Data processing	4,062	4,241	7,954	8,208
Other real estate owned	191	211	330	283
Regulatory assessments and insurance	1,848	1,329	3,133	2,535
Core deposit intangibles amortization	1,865	1,748	3,559	2,804
Other expenses	15,284	15,051	27,551	27,212
Total non-interest expense	86,170	81,795	169,000	155,422
Income Before Income Taxes	64,960	53,869	125,759	100,825
Federal and state income tax expense	12,568	9,485	24,235	17,882
Net Income	$52,392	44,384	101,524	82,943
Basic earnings per share	$0.61	0.53	1.19	1.00
Diluted earnings per share	$0.61	0.52	1.19	1.00
Dividends declared per share	$0.27	0.26	0.53	0.49
Average outstanding shares - basic	85,826,290	84,514,257	85,191,658	82,671,816
Average outstanding shares - diluted	85,858,286	84,559,268	85,241,238	82,734,407

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income	$52,392	44,384	101,524	82,943
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	29,877	(6,696)	76,329	(32,407)
Reclassification adjustment for (gains) losses included in net income	(134)	64	(355)	346
Net unrealized gains (losses) on available-for-sale securities	29,743	(6,632)	75,974	(32,061)
Tax effect	(7,537)	1,681	(19,252)	8,125
Net of tax amount	22,206	(4,951)	56,722	(23,936)
Unrealized (losses) gains on derivatives used for cash flow hedges	(3,820)	1,689	(5,654)	6,068
Reclassification adjustment for losses included in net income	278	577	501	1,477
Net unrealized (losses) gains on derivatives used for cash flow hedges	(3,542)	2,266	(5,153)	7,545
Tax effect	897	(574)	1,306	(1,912)
Net of tax amount	(2,645)	1,692	(3,847)	5,633
Total other comprehensive income (loss), net of tax	19,561	(3,259)	52,875	(18,303)
Total Comprehensive Income	$71,953	41,125	154,399	64,640

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2019 and 2018

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at April 1, 2018	84,511,472	$845	1,048,860	421,342	(17,023)	1,454,024
Net income	—	—	—	44,384	—	44,384
Other comprehensive loss	—	—	—	—	(3,259)	(3,259)
Cash dividends declared ($0.26 per share)	—	—	—	(22,021)	—	(22,021)
Stock issuances under stock incentive plans	5,178	—	—	—	—	—
Stock-based compensation and related taxes	—	—	864	—	—	864
Balance at June 30, 2018	84,516,650	$845	1,049,724	443,705	(20,282)	1,473,992
Balance at April 1, 2019	84,588,199	$846	1,051,299	474,818	23,887	1,550,850
Net income	—	—	—	52,392	—	52,392
Other comprehensive income	—	—	—	—	19,561	19,561
Cash dividends declared ($0.27 per share)	—	—	—	(23,437)	—	(23,437)
Stock issued in connection with acquisitions	2,046,341	20	87,133	—	—	87,153
Stock issuances under stock incentive plans	2,854	—	—	—	—	—
Stock-based compensation and related taxes	—	—	857	—	—	857
Balance at June 30, 2019	86,637,394	$866	1,139,289	503,773	43,448	1,687,376

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
Six Months Months ended June 30, 2019 and 2018

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2018	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	82,943	—	82,943
Other comprehensive loss	—	—	—	—	(18,303)	(18,303)
Cash dividends declared ($0.49 per share)	—	—	—	(41,497)	—	(41,497)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	76,826	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	985	—	—	985
Balance at June 30, 2018	84,516,650	$845	1,049,724	443,705	(20,282)	1,473,992
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	101,524	—	101,524
Other comprehensive income	—	—	—	—	52,875	52,875
Cash dividends declared ($0.53 per share)	—	—	—	(45,476)	—	(45,476)
Stock issued in connection with acquisitions	2,046,341	20	87,133	—	—	87,153
Stock issuances under stock incentive plans	69,361	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	904	—	—	904
Cumulative-effect of accounting changes	—	—	—	(25,458)	—	(25,458)
Balance at June 30, 2019	86,637,394	$866	1,139,289	503,773	43,448	1,687,376

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018
Operating Activities
Net income	$101,524	82,943
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57	5,513
Net amortization of debt securities	8,707	6,835
Net accretion of purchase accounting adjustments	(2,187)	(1,425)
Amortization of debt modification costs	825	825
Origination of loans held for sale	(353,921)	(415,553)
Proceeds from loans held for sale	346,144	425,484
Gain on sale of loans	(13,560)	(14,239)
(Gain) loss on sale of debt securities	(347)	389
Bank-owned life insurance income, net	(1,021)	(1,310)
Stock-based compensation, net of tax benefits	1,850	1,868
Depreciation and amortization of premises and equipment	9,011	7,544
Gain on sale and write-downs of other real estate owned, net	(334)	(81)
Amortization of core deposit intangibles	3,559	2,804
Amortization of investments in variable interest entities	3,885	2,911
Net increase in accrued interest receivable	(3,213)	(4,306)
Net (increase) decrease in other assets	(6,520)	1,048
Net increase in accrued interest payable	749	57
Net decrease in other liabilities	(9,518)	(2,070)
Net cash provided by operating activities	85,690	99,237
Investing Activities
Sales of available-for-sale debt securities	415,093	219,855
Maturities, prepayments and calls of available-for-sale debt securities	247,854	156,482
Purchases of available-for-sale debt securities	(457,915)	(499,552)
Maturities, prepayments and calls of held-to-maturity debt securities	32,575	26,767
Principal collected on loans	1,364,270	1,269,145
Loan originations	(1,675,181)	(1,681,348)
Net additions to premises and equipment	(11,882)	(11,297)
Proceeds from sale of other real estate owned	2,440	1,693
Proceeds from redemption of non-marketable equity securities	76,948	41,393
Purchases of non-marketable equity securities	(71,198)	(40,385)
Proceeds from bank-owned life insurance	—	299
Investments in variable interest entities	(6,451)	(23,072)
Net cash received from acquisitions	11,307	101,268
Net cash used in investing activities	(72,140)	(438,752)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018
Financing Activities
Net increase in deposits	$86,429	528,881
Net increase (decrease) in securities sold under agreements to repurchase	97,091	(30,238)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(120,000)	40,000
Repayments of long-term Federal Home Loan Bank advances	(987)	(528)
Net increase (decrease) in other borrowed funds	54	(9,850)
Cash dividends paid	(47,560)	(19,551)
Tax withholding payments for stock-based compensation	(1,158)	(1,071)
Net cash provided by financing activities	13,869	507,643
Net increase in cash, cash equivalents and restricted cash	27,419	168,128
Cash, cash equivalents and restricted cash at beginning of period	203,790	200,004
Cash, cash equivalents and restricted cash at end of period	$231,209	368,132
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22,244	16,878
Cash paid during the period for income taxes	21,680	12,403
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$7	372
Transfer of loans to other real estate owned	1,914	1,144
Right-of-use assets obtained in exchange for operating lease liabilities	3,862	—
Dividends declared but not paid	23,482	22,211
Acquisitions
Fair value of common stock shares issued	87,153	250,807
Cash consideration	4	16,265
Effective settlement of a pre-existing receivable	—	10,054
Fair value of assets acquired	379,155	1,549,158
Liabilities assumed	291,998	1,383,756

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results anticipated for the year ending December 31, 2019. The condensed consolidated statement of financial condition of the Company as of December 31, 2018 has been derived from the audited consolidated statements of the Company as of that date.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of fifteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings, the information technology division includes the Bank’s internal data processing, and the centralized mortgage division includes mortgage loan servicing and secondary market sales. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (“CEO”) (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

On April 30, 2019, the Company completed its acquisition of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information relating to recent mergers and acquisitions, see Note 13.

On July 31, 2019, the Company completed its acquisition of Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”). For additional information relating to this subsequent event, see Note 14.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $38,943,000 and $36,553,000 for the six months ended June 30, 2019 and 2018, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2019 and December 31, 2018 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Accounting Guidance Pending Adoption at June 30, 2019
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

ASU 2016-13 - Financial Instruments - Credit Losses. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The proposed amendments are effective for public business entities, excluding smaller reporting companies, for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities will be replaced with an allowance approach. The Company has engaged a third-party vendor solution and is currently in the implementation phase and evaluating the appropriate models, loan pools and assumptions to be utilized. The project team is running parallel models to refine its processes and procedures. For additional information on the ALLL, see Note 3.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$19,603	25	(141)	19,487
U.S. government sponsored enterprises	117,911	2,039	—	119,950
State and local governments	671,714	28,506	(27)	700,193
Corporate bonds	177,812	1,895	(23)	179,684
Residential mortgage-backed securities	697,041	5,432	(1,684)	700,789
Commercial mortgage-backed securities	719,436	31,294	(199)	750,531
Total available-for-sale	2,403,517	69,191	(2,074)	2,470,634
Held-to-maturity
State and local governments	252,097	8,597	—	260,694
Total held-to-maturity	252,097	8,597	—	260,694
Total debt securities	$2,655,614	77,788	(2,074)	2,731,328

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$23,757	54	(162)	23,649
U.S. government sponsored enterprises	120,670	52	(514)	120,208
State and local governments	844,636	18,936	(11,322)	852,250
Corporate bonds	292,052	378	(1,613)	290,817
Residential mortgage-backed securities	808,537	628	(16,250)	792,915
Commercial mortgage-backed securities	490,868	3,312	(2,356)	491,824
Total available-for-sale	2,580,520	23,360	(32,217)	2,571,663
Held-to-maturity
State and local governments	297,915	1,380	(11,039)	288,256
Total held-to-maturity	297,915	1,380	(11,039)	288,256
Total debt securities	$2,878,435	24,740	(43,256)	2,859,919

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2019. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$50,668	50,748	—	—
Due after one year through five years	241,525	245,014	8,391	8,678
Due after five years through ten years	285,233	298,290	78,886	82,526
Due after ten years	409,614	425,262	164,820	169,490
	987,040	1,019,314	252,097	260,694
Mortgage-backed securities [1]	1,416,477	1,451,320	—	—
Total	$2,403,517	2,470,634	252,097	260,694

______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Available-for-sale
Proceeds from sales and calls of debt securities	$172,323	4,765	476,371	233,446
Gross realized gains [1]	1,347	9	4,284	15
Gross realized losses [1]	(1,213)	(73)	(3,929)	(361)
Held-to-maturity
Proceeds from calls of debt securities	2,630	13,470	32,575	28,935
Gross realized gains [1]	—	10	2	64
Gross realized losses [1]	—	(2)	(10)	(107)

______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Debt securities with an unrealized loss position are summarized as follows:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$5,149	(57)	8,790	(84)	13,939	(141)
State and local governments	—	—	5,237	(27)	5,237	(27)
Corporate bonds	5,054	(4)	13,519	(19)	18,573	(23)
Residential mortgage-backed securities	3,169	(23)	237,479	(1,661)	240,648	(1,684)
Commercial mortgage-backed securities	—	—	17,956	(199)	17,956	(199)
Total available-for-sale	$13,372	(84)	282,981	(1,990)	296,353	(2,074)
Held-to-maturity
State and local governments	$—	—	21	—	21	—
Total held-to-maturity	$—	—	21	—	21	—

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$4,287	(27)	10,519	(135)	14,806	(162)
U.S. government sponsored enterprises	43,400	(103)	35,544	(411)	78,944	(514)
State and local governments	72,080	(922)	232,244	(10,400)	304,324	(11,322)
Corporate bonds	119,111	(937)	114,800	(676)	233,911	(1,613)
Residential mortgage-backed securities	132,405	(833)	537,202	(15,417)	669,607	(16,250)
Commercial mortgage-backed securities	73,118	(402)	86,504	(1,954)	159,622	(2,356)
Total available-for-sale	$444,401	(3,224)	1,016,813	(28,993)	1,461,214	(32,217)
Held-to-maturity
State and local governments	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)
Total held-to-maturity	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)

Based on an analysis of its debt securities with unrealized losses as of June 30, 2019 and December 31, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At June 30, 2019, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2019	December 31, 2018
Residential real estate loans	$920,715	887,742
Commercial loans
Real estate	4,959,863	4,657,561
Other commercial	2,076,605	1,911,171
Total	7,036,468	6,568,732
Consumer and other loans
Home equity	596,041	544,688
Other consumer	288,553	286,387
Total	884,594	831,075
Loans receivable	8,841,777	8,287,549
Allowance for loan and lease losses	(129,054)	(131,239)
Loans receivable, net	$8,712,723	8,156,310
Net deferred origination (fees) costs included in loans receivable	$(5,936)	(5,685)
Net purchase accounting (discounts) premiums included in loans receivable	$(24,349)	(25,172)
Weighted-average interest rate on loans (tax-equivalent)	5.19%	4.97%

Allowance for Loan and Lease Losses
The ALLL is a valuation allowance for probable incurred credit losses. The following tables summarize the activity in the ALLL by loan class:

	Three Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,786	10,711	72,328	36,849	5,880	4,018
Provision for loan losses	—	(105)	(196)	(829)	(73)	1,203
Charge-offs	(2,859)	(49)	(126)	(358)	(20)	(2,306)
Recoveries	2,127	138	441	597	14	937
Balance at end of period	$129,054	10,695	72,447	36,259	5,801	3,852

	Three Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$127,608	10,634	68,342	38,108	6,040	4,484
Provision for loan losses	4,718	258	2,774	675	8	1,003
Charge-offs	(2,604)	(44)	(190)	(640)	(7)	(1,723)
Recoveries	1,842	55	319	521	51	896
Balance at end of period	$131,564	10,903	71,245	38,664	6,092	4,660

	Six Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Provision for loan losses	57	173	(344)	(1,744)	(9)	1,981
Charge-offs	(6,200)	(341)	(409)	(1,198)	(28)	(4,224)
Recoveries	3,958	232	752	1,041	27	1,906
Balance at end of period	$129,054	10,695	72,447	36,259	5,801	3,852

	Six Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	5,513	81	3,019	672	(194)	1,935
Charge-offs	(7,611)	(47)	(1,223)	(2,428)	(19)	(3,894)
Recoveries	4,094	71	934	1,117	101	1,871
Balance at end of period	$131,564	10,903	71,245	38,664	6,092	4,660

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$101,981	10,782	62,939	22,150	3,221	2,889
Collectively evaluated for impairment	8,739,796	909,933	4,896,924	2,054,455	592,820	285,664
Total loans receivable	$8,841,777	920,715	4,959,863	2,076,605	596,041	288,553
ALLL
Individually evaluated for impairment	$108	—	38	68	—	2
Collectively evaluated for impairment	128,946	10,695	72,409	36,191	5,801	3,850
Total ALLL	$129,054	10,695	72,447	36,259	5,801	3,852

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$108,788	12,685	68,837	20,975	3,497	2,794
Collectively evaluated for impairment	8,178,761	875,057	4,588,724	1,890,196	541,191	283,593
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387
ALLL
Individually evaluated for impairment	$3,223	83	568	2,313	39	220
Collectively evaluated for impairment	128,016	10,548	71,880	35,847	5,772	3,969
Total ALLL	$131,239	10,631	72,448	38,160	5,811	4,189

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans by loan class:

	June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,891	208	8,069	6,325	3,340	1,949
Accruing loans 60-89 days past due	18,046	845	12,675	2,136	1,484	906
Accruing loans 90 days or more past due	3,463	1,333	1,385	254	229	262
Non-accrual loans	41,195	5,744	23,517	7,836	2,513	1,585
Total past due and non-accrual loans	82,595	8,130	45,646	16,551	7,566	4,702
Current loans receivable	8,759,182	912,585	4,914,217	2,060,054	588,475	283,851
Total loans receivable	$8,841,777	920,715	4,959,863	2,076,605	596,041	288,553

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,312	5,251	9,477	4,282	3,213	2,089
Accruing loans 60-89 days past due	9,255	860	3,231	3,838	735	591
Accruing loans 90 days or more past due	2,018	788	—	492	428	310
Non-accrual loans	47,252	8,021	27,264	8,619	2,575	773
Total past due and non-accrual loans	82,837	14,920	39,972	17,231	6,951	3,763
Current loans receivable	8,204,712	872,822	4,617,589	1,893,940	537,737	282,624
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387

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

	At or for the Three or Six Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$5,638	43	5,474	100	—	21
Unpaid principal balance	5,640	43	5,474	102	—	21
Specific valuation allowance	108	—	38	68	—	2
Average balance - three months	10,850	44	5,739	5,052	—	15
Average balance - six months	13,632	681	6,941	5,791	40	179
Loans without a specific valuation allowance
Recorded balance	96,343	10,739	57,465	22,050	3,221	2,868
Unpaid principal balance	113,211	12,004	68,852	25,363	3,857	3,135
Average balance - three months	92,346	10,670	58,283	17,500	3,139	2,754
Average balance - six months	91,428	10,690	58,686	16,236	3,218	2,598
Total
Recorded balance	101,981	10,782	62,939	22,150	3,221	2,889
Unpaid principal balance	118,851	12,047	74,326	25,465	3,857	3,156
Specific valuation allowance	108	—	38	68	—	2
Average balance - three months	103,196	10,714	64,022	22,552	3,139	2,769
Average balance - six months	105,060	11,371	65,627	22,027	3,258	2,777

	At or for the Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$19,197	1,957	9,345	7,268	120	507
Unpaid principal balance	19,491	2,220	9,345	7,268	120	538
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	19,519	2,686	8,498	7,081	82	1,172
Loans without a specific valuation allowance
Recorded balance	89,591	10,728	59,492	13,707	3,377	2,287
Unpaid principal balance	107,486	11,989	71,300	17,689	3,986	2,522
Average balance	106,747	10,269	73,889	17,376	3,465	1,748
Total
Recorded balance	108,788	12,685	68,837	20,975	3,497	2,794
Unpaid principal balance	126,977	14,209	80,645	24,957	4,106	3,060
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	126,266	12,955	82,387	24,457	3,547	2,920

Interest income recognized on impaired loans for the six months ended June 30, 2019 and 2018 was not significant.

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

	Three Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	4	1	—	—	—	3
Pre-modification recorded balance	$388	117	—	—	—	271
Post-modification recorded balance	$374	123	—	—	—	251
TDRs that subsequently defaulted
Number of loans	1	—	—	—	—	1
Recorded balance	$305	—	—	—	—	305

	Three Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	8	1	4	1	2	—
Pre-modification recorded balance	$5,273	227	4,623	171	252	—
Post-modification recorded balance	$5,159	227	4,509	171	252	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Six Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	8	1	1	2	1	3
Pre-modification recorded balance	$2,093	117	1,035	567	103	271
Post-modification recorded balance	$2,079	123	1,035	567	103	251
TDRs that subsequently defaulted
Number of loans	1	—	—	—	—	1
Recorded balance	$305	—	—	—	—	305

	Six Months ended June 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	20	3	8	7	2	—
Pre-modification recorded balance	$21,270	666	12,901	7,451	252	—
Post-modification recorded balance	$21,156	666	12,787	7,451	252	—
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$334	334	—	—	—	—

The modifications for the TDRs that occurred during the six months ended June 30, 2019 and 2018 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,528,000 and $1,313,000 for the six months ended June 30, 2019 and 2018, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, the Company had $1,437,000 and $350,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2019 and December 31, 2018, the Company had $2,011,000 and $698,000, respectively, of OREO secured by residential real estate properties.

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
ROU assets	$951
Accumulated depreciation	(848)
Net ROU assets	$103	41,342
Lease liabilities	$142	43,596
Weighted-average remaining lease term	2 years	19 years
Weighted-average discount rate	5.3%	3.7%

Maturities of lease liabilities consist of the following:

	June 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$92	3,626
Maturing one year through two years	54	3,527
Maturing two years through three years	1	3,322
Maturing three years through four years	1	3,079
Maturing four years through five years	—	3,018
Thereafter	—	46,619
Total lease payments	148	63,191
Present value of lease payments
Short-term	87	2,073
Long-term	55	41,523
Total present value of lease payments	142	43,596
Difference between lease payments and present value of lease payments	$6	19,595

The components of lease expense consist of the following:

	Three Months ended	Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Finance lease cost
Amortization of ROU assets	$16	32
Interest on lease liabilities	2	4
Operating lease cost	997	1,910
Short-term lease cost	119	228
Variable lease cost	222	421
Sublease income	(1)	(3)
Total lease expense	$1,355	2,592

Supplemental cash flow information related to leases is as follows:

	Three Months ended		Six Months ended
	June 30, 2019		June 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$2	497	4	976
Financing cash flows	21	N/A	42	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three and six months ended June 30, 2019 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net carrying value at beginning of period	$289,586	289,535	289,586	177,811
Acquisitions	41,301	—	41,301	111,724
Net carrying value at end of period	$330,887	289,535	330,887	289,535

The Company performed its annual goodwill impairment test during the third quarter of 2018 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the first half of 2019 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2019. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2019 and December 31, 2018.

For additional information on goodwill related to acquisitions, see Note 13.

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

Consolidated Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over seven years and is subject to recapture if certain events occur during such period. The maximum exposure to loss in the CDEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not individually meet the characteristics of a primary beneficiary; however, the related-party group does meet the criteria as a group and substantially all of the activities of the CDEs either involve or are conducted on behalf of the Company. As a result, the Company is the primary beneficiary of the CDEs and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The primary activities of the CDEs are recognized in commercial loans interest income and other borrowed funds interest expense on the Company’s statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds.

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Loans receivable	$80,466	80,123
Accrued interest receivable	161	96
Other assets	50,871	45,779
Total assets	$131,498	125,998
Liabilities
Other borrowed funds	$14,623	14,527
Accrued interest payable	7	1
Other liabilities	39	125
Total liabilities	$14,669	14,653

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $38,669,000 and $35,112,000 as of June 30, 2019 and December 31, 2018, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2019 and 2018. Future unfunded contingent commitments related to the Company’s LIHTC investments at June 30, 2019 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2019	$7,004
2020	3,042
2021	2,640
2022	7,101
2023	59
Thereafter	641
Total	$20,487

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amortization expense	$1,478	1,030	2,895	1,921
Tax credits and other tax benefits recognized	2,009	1,423	3,967	2,663

The Company also owns the following trust subsidiaries, each of which issued trust preferred securities as Tier 1 capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, First Company Statutory Trust 2003, FNB (UT) Statutory Trust I and FNB (UT) Statutory Trust II. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition.

Note 7. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $494,651,000 and $396,151,000 at June 30, 2019 and December 31, 2018, respectively, and are secured by debt securities with carrying values of $635,554,000 and $511,294,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	June 30, 2019
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$295,255	—	295,255
Commercial mortgage-backed securities	199,396	—	199,396
Total	$494,651	—	494,651

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$328,174	—	328,174
Commercial mortgage-backed securities	66,339	1,638	67,977
Total	$394,513	1,638	396,151

Note 8. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
As of June 30, 2019, the Company’s interest rate swap derivative financial instruments were designated as cash flow hedges and are summarized as follows:

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

The interest rate swaps with the $160,000,000 and $100,000,000 notional amounts began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances as the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. The aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). The Company expects the hedges to remain highly effective during the remaining terms of the interest rate swaps. Interest expense recorded on the interest rate swaps totaled $3,973,000 and $3,840,000 for the six months ended June 30, 2019 and 2018, respectively, and is reported as a component of interest expense on deposits and FHLB advances. Unless the interest rate swaps are terminated during the next year, the Company expects $1,235,000 of the unrealized loss reported in OCI at June 30, 2019 to be reclassified to interest expense during the next twelve months.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate swaps
Amount of (loss) gain recognized in OCI	$(3,820)	1,689	(5,654)	6,068
Amount of loss reclassified from OCI to interest expense	(278)	(577)	(501)	(1,477)

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	139	(139)	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$8,923	—	8,923	3,908	(139)	3,769

Pursuant to the interest rate swap agreements, the Company pledged collateral to the counterparty in the form of debt securities totaling $10,189,000 at June 30, 2019. There was no collateral pledged from the counterparty to the Company as of June 30, 2019. There is the possibility that the Company may need to pledge additional collateral in the future if there were declines in the fair value of the interest rate swap derivative financial instruments versus the collateral pledged.

Residential Real Estate Derivatives
At June 30, 2019, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2019 and December 31, 2018, loan commitments with interest rate lock commitments totaled $130,591,000 and $59,974,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. It has been the Company’s practice to enter into “best efforts” forward sales commitments for the future delivery of residential real estate loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. The Company also enters into free-standing derivatives to mitigate the interest rate risk associated with certain residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced securities (“TBA”) which are used to economically hedge the interest rate risk associated with certain residential real estate loans held for sale and unfunded commitments. At June 30, 2019 and December 31, 2018, TBA commitments were $94,750,000 and $40,750,000, respectively, and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans.

Note 9. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Consulting and outside services	$2,010	1,795	3,777	3,174
Debit card expenses	1,435	1,148	3,304	2,788
Employee expenses	1,405	1,142	2,401	1,933
Telephone	1,210	1,142	2,385	2,163
Mergers and acquisition expenses	1,831	2,926	2,045	4,762
Business development	1,123	642	2,013	1,110
Loan expenses	943	984	1,802	1,788
Postage	823	776	1,656	1,555
Printing and supplies	786	792	1,511	1,483
VIE amortization and other expenses	906	938	1,451	1,412
ATM expenses	519	345	1,013	634
Checking and operating expenses	630	354	992	467
Accounting and audit fees	472	393	925	811
Legal fees	281	467	588	781
Other	910	1,207	1,688	2,351
Total other expenses	$15,284	15,051	27,551	27,212

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2018	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(24,195)	4,530	(19,665)
Reclassification adjustments for losses included in net income	259	1,103	1,362
Net current period other comprehensive (loss) income	(23,936)	5,633	(18,303)
Balance at June 30, 2018	$(18,905)	(1,377)	(20,282)
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	56,988	(4,222)	52,766
Reclassification adjustments for (gains) losses included in net income	(266)	375	109
Net current period other comprehensive income (loss)	56,722	(3,847)	52,875
Balance at June 30, 2019	$50,109	(6,661)	43,448

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income available to common stockholders, basic and diluted	$52,392	44,384	101,524	82,943
Average outstanding shares - basic	85,826,290	84,514,257	85,191,658	82,671,816
Add: dilutive restricted stock awards and stock options	31,996	45,011	49,580	62,591
Average outstanding shares - diluted	85,858,286	84,559,268	85,241,238	82,734,407
Basic earnings per share	$0.61	0.53	1.19	1.00
Diluted earnings per share	$0.61	0.52	1.19	1.00

There were no restricted stock awards and stock options excluded from the diluted average outstanding share calculation for the three and six months ended June 30, 2019 and 2018. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2019 and 2018.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2019.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $593,000 and net losses $21,000 for the six month periods ended June 30, 2019 and 2018, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$19,487	—	19,487	—
U.S. government sponsored enterprises	119,950	—	119,950	—
State and local governments	700,193	—	700,193	—
Corporate bonds	179,684	—	179,684	—
Residential mortgage-backed securities	700,789	—	700,789	—
Commercial mortgage-backed securities	750,531	—	750,531	—
Loans held for sale, at fair value	54,711	—	54,711	—
Total assets measured at fair value on a recurring basis	$2,525,345	—	2,525,345	—
Interest rate swaps	$8,923	—	8,923	—
Total liabilities measured at fair value on a recurring basis	$8,923	—	8,923	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$23,649	—	23,649	—
U.S. government sponsored enterprises	120,208	—	120,208	—
State and local governments	852,250	—	852,250	—
Corporate bonds	290,817	—	290,817	—
Residential mortgage-backed securities	792,915	—	792,915	—
Commercial mortgage-backed securities	491,824	—	491,824	—
Loans held for sale, at fair value	33,156	—	33,156	—
Total assets measured at fair value on a recurring basis	$2,604,819	—	2,604,819	—
Interest rate swaps	$3,769	—	3,769	—
Total liabilities measured at fair value on a recurring basis	$3,769	—	3,769	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2019.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$662	—	—	662
Collateral-dependent impaired loans, net of ALLL	36	—	—	36
Total assets measured at fair value on a non-recurring basis	$698	—	—	698

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,011	—	—	1,011
Collateral-dependent impaired loans, net of ALLL	6,985	—	—	6,985
Total assets measured at fair value on a non-recurring basis	$7,996	—	—	7,996

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2019	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$662	Sales comparison approach	Selling costs	8.0% - 8.0% (8.0%)
Collateral-dependent impaired loans, net of ALLL	$36	Sales comparison approach	Selling costs	10.0% - 17.0% (15.5%)

	Fair Value December 31, 2018	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,011	Sales comparison approach	Selling costs	8.0% - 15.0% (9.2%)
Collateral-dependent impaired loans, net of ALLL	$2,384	Sales comparison approach	Selling costs	8.0% - 20.0% (9.9%)
	4,601	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$231,209	231,209	—	—
Debt securities, held-to-maturity	252,097	—	260,694	—
Loans receivable, net of ALLL	8,712,723	—	—	8,685,282
Total financial assets	$9,196,029	231,209	260,694	8,685,282
Financial liabilities
Term deposits	$1,042,574	—	1,045,760	—
FHLB advances	319,996	—	320,360	—
Repurchase agreements and other borrowed funds	509,416	—	509,416	—
Subordinated debentures	139,912	—	126,867	—
Total financial liabilities	$2,011,898	—	2,002,403	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$203,790	203,790	—	—
Debt securities, held-to-maturity	297,915	—	288,256	—
Loans receivable, net of ALLL	8,156,310	—	—	8,079,112
Total financial assets	$8,658,015	203,790	288,256	8,079,112
Financial liabilities
Term deposits	$1,070,208	—	1,069,777	—
FHLB advances	440,175	—	439,615	—
Repurchase agreements and other borrowed funds	410,859	—	410,859	—
Subordinated debentures	134,051	—	120,302	—
Total financial liabilities	$2,055,293	—	2,040,553	—

Note 13. Mergers and Acquisitions

On April 30, 2019, the Company acquired 100 percent of the outstanding common stock of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah. FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield and Draper. The acquisition expands the Company’s presence in Utah and sets the stage for future growth. The branches of FNB, along with the Bank’s branches operating in Utah, will operate as a new division of the Bank under the name “First Community Bank Utah, division of Glacier Bank.” The preliminary value of the FNB acquisition was $87,157,000 and resulted in the Company issuing 2,046,341 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2019 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and FNB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of FNB were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the April 30, 2019 acquisition date and FNB’s results of operations have been included in the Company’s consolidated statements of operations since that date. The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the FNB acquisition. The Company is continuing to obtain information to determine the fair values of the acquired assets and liabilities.

(Dollars in thousands)	FNB April 30, 2019
Fair value of consideration transferred
Fair value of Company shares issued	$87,153
Cash consideration	4
Total fair value of consideration transferred	87,157
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	11,311
Debt securities	47,247
Loans receivable	245,485
Core deposit intangible [1]	8,963
Accrued income and other assets	24,848
Total identifiable assets acquired	337,854
Liabilities assumed
Deposits	274,646
Borrowings [2]	7,273
Accrued expenses and other liabilities	10,079
Total liabilities assumed	291,998
Total identifiable net assets	45,856
Goodwill recognized	$41,301
______________________________
1 The core deposit intangible for this acquisition was determined to have an estimated life of 10 years.
2 Borrowings assumed with the acquisition include Tier 1 subordinated debentures of $5,864,000.

The preliminary fair values of the FNB assets acquired include loans with preliminary fair values of $245,485,000 and the gross principal and contractual interest due under the FNB contracts was $248,226,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount was not expected to be collectible.

The Company incurred $1,283,000 of expenses in connection with the FNB acquisition during the six months ended June 30, 2019. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of FNB was approximately $3,259,000 and net income was approximately $696,000 from April 30, 2019 to June 30, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the FNB acquisition had occurred on January 1, 2018:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income and non-interest income	$152,673	144,649	300,916	270,231
Net income	50,155	45,854	100,896	85,697

Note 14. Subsequent Event

On July 31, 2019, the Company acquired the outstanding common stock of Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada, a community bank based in Reno, Nevada. Heritage provides banking services to individuals and businesses throughout northern Nevada with locations in Carson City, Gardnerville, Reno and Sparks. Heritage will operate as a new division of the Bank under its existing name and management team. As of June 30, 2019, Heritage had total assets of $842,434,000, gross loans of $612,049,000 and total deposits of $717,136,000. Its net interest income, non-interest income and net income for the three and six months ended June 30, 2019 and 2018 were not significant to the Company’s results of operations. The initial accounting for the Heritage acquisition has not been completed because the fair value of financial assets, financial liabilities and goodwill has not yet been determined.

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

•	ability to complete pending or prospective future acquisitions;

•	costs or difficulties related to the completion and integration of acquisitions;

•	the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;

•	reduced demand for banking products and services;

•	the reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain and maintain customers;

•	competition among financial institutions in the Company's markets may increase significantly;

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

Forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Operating results
Net income	$52,392	49,132	44,384	101,524	82,943
Basic earnings per share	$0.61	0.58	0.53	1.19	1.00
Diluted earnings per share	$0.61	0.58	0.52	1.19	1.00
Dividends declared per share	$0.27	0.26	0.26	0.53	0.49
Market value per share
Closing	$40.55	40.07	38.68	40.55	38.68
High	$43.44	45.47	41.47	45.47	41.47
Low	$38.65	37.58	35.77	37.58	35.77
Selected ratios and other data
Number of common stock shares outstanding	86,637,394	84,588,199	84,516,650	86,637,394	84,516,650
Average outstanding shares - basic	85,826,290	84,549,974	84,514,257	85,191,658	82,671,816
Average outstanding shares - diluted	85,858,286	84,614,248	84,559,268	85,241,238	82,734,407
Return on average assets (annualized)	1.69%	1.67%	1.53%	1.68%	1.52%
Return on average equity (annualized)	12.82%	13.02%	12.07%	12.91%	11.99%
Efficiency ratio	54.50%	55.37%	55.44%	54.93%	56.54%
Dividend payout ratio	44.26%	44.83%	49.06%	44.54%	49.00%
Loan to deposit ratio	90.27%	87.14%	84.92%	90.27%	84.92%
Number of full time equivalent employees	2,703	2,634	2,605	2,703	2,605
Number of locations	175	169	167	175	167
Number of ATMs	228	222	221	228	221

The Company reported net income of $52.4 million for the current quarter, an increase of $8.0 million, or 18 percent, from the $44.4 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.61 per share, an increase of 17 percent from the prior year second quarter diluted earnings per share of $0.52. Included in the current quarter was $1.8 million of acquisition-related expenses.

Net income for the first six months ended June 30, 2019 was $101.5 million, an increase of $18.6 million, or 22 percent, from the $82.9 million of net income for the first six months of the prior year. Diluted earnings per share for the first half of the current year was $1.19 per share, an increase of $0.19, or 19 percent, from the diluted earnings per share of $1.00 for the same period in the prior year.

Recent Acquisition
On April 30, 2019, the Company completed the acquisition of FNB Bancorp, the holding company for The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information regarding acquisition, see Note 13 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.” The following table discloses the preliminary fair value estimates of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	FNB April 30, 2019
Total assets	$379,155
Debt securities	47,247
Loans receivable	245,485
Non-interest bearing deposits	93,647
Interest bearing deposits	180,999
Borrowings	7,273

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018
Cash and cash equivalents	$231,209	202,527	203,790	368,132	28,682	27,419	(136,923)
Debt securities, available-for-sale	2,470,634	2,522,322	2,571,663	2,177,352	(51,688)	(101,029)	293,282
Debt securities, held-to-maturity	252,097	255,572	297,915	620,409	(3,475)	(45,818)	(368,312)
Total debt securities	2,722,731	2,777,894	2,869,578	2,797,761	(55,163)	(146,847)	(75,030)
Loans receivable
Residential real estate	920,715	884,732	887,742	835,382	35,983	32,973	85,333
Commercial real estate	4,959,863	4,686,082	4,657,561	4,384,781	273,781	302,302	575,082
Other commercial	2,076,605	1,909,452	1,911,171	1,940,435	167,153	165,434	136,170
Home equity	596,041	562,381	544,688	511,043	33,660	51,353	84,998
Other consumer	288,553	283,423	286,387	277,031	5,130	2,166	11,522
Loans receivable	8,841,777	8,326,070	8,287,549	7,948,672	515,707	554,228	893,105
Allowance for loan and lease losses	(129,054)	(129,786)	(131,239)	(131,564)	732	2,185	2,510
Loans receivable, net	8,712,723	8,196,284	8,156,310	7,817,108	516,439	556,413	895,615
Other assets	1,009,698	897,074	885,806	914,643	112,624	123,892	95,055
Total assets	$12,676,361	12,073,779	12,115,484	11,897,644	602,582	560,877	778,717

Total debt securities of $2.723 billion at June 30, 2019 decreased $55.2 million, or 2 percent, during the current quarter and decreased $75.0 million, or 3 percent, from the prior year second quarter. Debt securities represented 21 percent of total assets at June 30, 2019 compared to 24 percent of total assets at December 31, 2018 and June 30, 2018.

The loan portfolio of $8.842 billion increased $270 million, or 13 percent annualized, during the current quarter excluding the FNB acquisition. The loan category with the largest increase was other commercial loans which increased $114 million, or 6 percent. Excluding the acquisition, the loan portfolio increased $648 million, or 8 percent, since June 30, 2018, with the largest increase in commercial real estate loans, which increased $397 million, or 9 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018
Deposits
Non-interest bearing deposits	$3,265,077	3,051,119	3,001,178	2,914,885	213,958	263,899	350,192
NOW and DDA accounts	2,487,806	2,383,806	2,391,307	2,354,214	104,000	96,499	133,592
Savings accounts	1,412,046	1,373,544	1,346,790	1,330,637	38,502	65,256	81,409
Money market deposit accounts	1,647,372	1,689,962	1,684,284	1,723,681	(42,590)	(36,912)	(76,309)
Certificate accounts	897,625	896,731	901,484	927,608	894	(3,859)	(29,983)
Core deposits, total	9,709,926	9,395,162	9,325,043	9,251,025	314,764	384,883	458,901
Wholesale deposits	144,949	192,953	168,724	172,550	(48,004)	(23,775)	(27,601)
Deposits, total	9,854,875	9,588,115	9,493,767	9,423,575	266,760	361,108	431,300
Securities sold under agreements to repurchase	494,651	489,620	396,151	361,515	5,031	98,500	133,136
Federal Home Loan Bank advances	319,996	154,683	440,175	395,037	165,313	(120,179)	(75,041)
Other borrowed funds	14,765	14,738	14,708	9,917	27	57	4,848
Subordinated debentures	139,912	134,048	134,051	134,058	5,864	5,861	5,854
Other liabilities	164,786	141,725	120,778	99,550	23,061	44,008	65,236
Total liabilities	$10,988,985	10,522,929	10,599,630	10,423,652	466,056	389,355	565,333

Excluding the acquisition, core deposits of $9.710 billion as of June 30, 2019 increased $110 million, or 2 percent annualized, from the prior quarter and increased $184 million, or 2 percent, from the prior year second quarter. Non-interest bearing deposits organically increased $120 million, or 4 percent, over the prior quarter and increased $257 million, or 9 percent, over the prior year second quarter.

Federal Home Loan Bank (“FHLB”) advances of $320 million at June 30, 2019, increased $165 million over the prior quarter and decreased $75.0 million over the prior year second quarter. FHLB advances and wholesale deposits will continue to fluctuate to supplement liquidity needs during the year.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018
Common equity	$1,643,928	1,526,963	1,525,281	1,494,274	116,965	118,647	149,654
Accumulated other comprehensive income (loss)	43,448	23,887	(9,427)	(20,282)	19,561	52,875	63,730
Total stockholders’ equity	1,687,376	1,550,850	1,515,854	1,473,992	136,526	171,522	213,384
Goodwill and core deposit intangible, net	(385,533)	(337,134)	(338,828)	(342,243)	(48,399)	(46,705)	(43,290)
Tangible stockholders’ equity	$1,301,843	1,213,716	1,177,026	1,131,749	88,127	124,817	170,094

Stockholders’ equity to total assets	13.31%	12.84%	12.51%	12.39%
Tangible stockholders’ equity to total tangible assets	10.59%	10.34%	9.99%	9.79%
Book value per common share	$19.48	18.33	17.93	17.44	1.15	1.55	2.04
Tangible book value per common share	$15.03	14.35	13.93	13.39	0.68	1.10	1.64

Tangible stockholders’ equity of $1.302 billion at June 30, 2019 increased $88.1 million compared to the prior quarter which was the result of $87.1 million of Company stock issued for the acquisition of FNB, earnings retention and an increase in other comprehensive income; such increases more than offset the increase in goodwill and core deposits associated with the acquisition. Tangible stockholders’ equity increased $170 million over the prior year second quarter which was the result of earnings retention, an increase in other comprehensive income, and the impact from the FNB acquisition which was offset by a decrease of $25.5 million from the cumulative-effect adjustments related to the adoption of new accounting standards. Tangible book value per common share of $15.03 at current quarter end increased $0.68 per share from the prior quarter and increased $1.64 per share from a year ago. For additional information on the new accounting standards, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Cash Dividends
On June 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share. The dividend was payable July 18, 2019 to shareholders of record on July 9, 2019. The dividend was the 137th consecutive quarterly dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2019
Compared to March 31, 2019, and June 30, 2018

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2018
Net interest income
Interest income	$132,385	126,116	117,715	6,269	14,670
Interest expense	12,089	10,904	9,161	1,185	2,928
Total net interest income	120,296	115,212	108,554	5,084	11,742
Non-interest income
Service charges and other fees	20,025	18,015	18,804	2,010	1,221
Miscellaneous loan fees and charges	1,192	967	2,243	225	(1,051)
Gain on sale of loans	7,762	5,798	8,142	1,964	(380)
Gain (loss) on sale of investments	134	213	(56)	(79)	190
Other income	1,721	3,481	2,695	(1,760)	(974)
Total non-interest income	30,834	28,474	31,828	2,360	(994)
Total income	$151,130	143,686	140,382	7,444	10,748
Net interest margin (tax-equivalent)	4.33%	4.34%	4.17%

Net Interest Income
The current quarter net interest income of $120 million increased $5.1 million, or 4 percent, over the prior quarter and increased $11.7 million, or 11 percent, from the prior year second quarter. The increase in net interest income over the prior quarter and prior year second quarter was primarily driven by an increase in interest income on commercial loans. Interest income on commercial loans increased $4.5 million, or 5 percent, from the prior quarter and increased $12.2 million, or 16 percent, from the prior year second quarter.

The current quarter interest expense of $12.1 million increased $1.2 million, or 11 percent, over the prior quarter which was driven by the increase in FHLB advances which supplemented the liquidity needs during the current quarter. The current quarter interest expense increased $3.0 million, or 32 percent, from the prior year second quarter and was primarily due to the increased amount of deposits and borrowings. The total cost of funding (including non-interest bearing deposits) for the current quarter was 45 basis points compared to 43 basis points for the prior quarter and 36 basis points for the prior year second quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.33 percent compared to 4.34 percent in the prior quarter. The yield on loans increased 2 basis points and was offset by the 2 basis points increase in funding cost related to the increased short-term borrowings while the cost of core deposits remained unchanged. The current quarter net interest margin included 5 basis points of discount accretion on acquired loans compared to 6 basis points in the prior quarter. The current quarter also included 1 basis point from the recovery of interest on loans previously placed on non-accrual compared to 2 basis points in the prior quarter. Excluding the 5 basis points from discount accretion and 1 basis point from non-accrual interest, the core net interest margin was 4.27 percent compared to 4.26 in the prior quarter and 4.11 percent in the prior year ago second quarter. The current quarter net interest margin increased 16 basis points over the prior year second quarter net interest margin of 4.17 percent. The increase in the margin from the prior year second quarter resulted from the remix of earning assets to higher yielding loans and the increased yields on the loan portfolio which more than offset the increase in funding costs.

Non-interest Income
Non-interest income for the current quarter totaled $30.8 million which was an increase of $2.4 million, or 8 percent, over the prior quarter and a decrease of $994 thousand, or 3 percent, over the same quarter last year. Service charges and other fees of $20.0 million for the current quarter increased $2.0 million, or 11 percent, from the prior quarter due primarily to seasonality. Service charges and other fees for the current quarter increased $1.2 million, or 6 percent, from the prior year second quarter which was due to the increased number of accounts driven by organic growth. Gain on the sale of loans of $7.8 million, increased $2.0 million, or 34 percent, compared to the prior quarter as a result of seasonality.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2018
Compensation and employee benefits	$51,973	52,728	49,023	(755)	2,950
Occupancy and equipment	8,180	8,437	7,662	(257)	518
Advertising and promotions	2,767	2,388	2,530	379	237
Data processing	4,062	3,892	4,241	170	(179)
Other real estate owned	191	139	211	52	(20)
Regulatory assessments and insurance	1,848	1,285	1,329	563	519
Core deposit intangibles amortization	1,865	1,694	1,748	171	117
Other expenses	15,284	12,267	15,051	3,017	233
Total non-interest expense	$86,170	82,830	81,795	3,340	4,375

Total non-interest expense of $86.2 million for the current quarter increased $3.3 million, or 4 percent, over the prior quarter and increased $4.4 million, or 5 percent, over the prior year second quarter. Compensation and employee benefits increased by $2.9 million, or 6 percent, from the prior year second quarter due to the acquisition and an increased number of employees driven by organic growth. Occupancy and equipment expense increased $518 thousand or 7 percent, over the prior year second quarter as a result of the current year acquisition and general cost increases. Other expenses of $15.3 million, increased $3.0 million, or 25 percent, from the prior quarter and was primarily attributable to acquisition-related expenses. Acquisition-related expenses were $1.8 million during the current quarter compared to $214 thousand in the prior quarter and $2.9 million in the prior year second quarter.

Efficiency Ratio
The current quarter efficiency ratio was 54.50 percent, an 87 basis points improvement from the prior quarter efficiency ratio of 55.37 percent and was driven by controlling operating costs combined with the increase in net interest income. The current quarter efficiency ratio improved 94 basis points from the prior year second quarter efficiency ratio of 55.44 percent and was driven by the increase in net interest income that more than offset the increased operating costs as a result of the Company’s growth.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2019	$—	$732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%
Third quarter 2017	3,327	3,628	1.99%	0.45%	0.67%

Net charge-offs for the current quarter were $732 thousand compared to $1.5 million for the prior quarter and $762 thousand from the same quarter last year. There was no current quarter provision for loan losses compared to $57 thousand in the prior quarter and $4.7 million in the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results For Six Months ended June 30, 2019
Compared to June 30, 2018

Income Summary
The following table summarizes revenue for the periods indicated:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018
Net interest income
Interest income	$258,501	$220,781	$37,720	17%
Interest expense	22,993	16,935	6,058	36%
Total net interest income	235,508	203,846	31,662	16%
Non-interest income
Service charges and other fees	38,040	35,675	2,365	7%
Miscellaneous loan fees and charges	2,159	3,720	(1,561)	(42)%
Gain on sale of loans	13,560	14,239	(679)	(5)%
Gain (loss) on sale of investments	347	(389)	736	(189)%
Other income	5,202	4,669	533	11%
Total non-interest income	59,308	57,914	1,394	2%
Total income	$294,816	$261,760	$33,056	13%
Net interest margin (tax-equivalent)	4.33%	4.14%

Net Interest Income
Net interest income for the the first six months of 2019 increased $31.7 million, or 16 percent, from the first six months of 2018 and was primarily attributable to a $30.2 million increase in interest income from commercial loans. Interest expense of $23.0 million for the first half of 2019 increased $6.1 million, or 36 percent over the prior year same period as a result of increased deposits and borrowings combined with interest rate increases. The total funding cost (including non-interest bearing deposits) for 2019 was 44 basis points compared to 36 basis points for 2018.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2019 was 4.33 percent, a 19 basis points increase from the net interest margin of 4.14 percent for the first half of 2018. The increase in the margin was principally due to a shift in earning assets to higher yielding loans along with an increase in yields on the loan portfolio combined with relatively stable cost of funds.

Non-interest Income
Non-interest income of $59.3 million for the first six months of 2019 increased $1.4 million, or 2 percent, over the same period last year. Service charges and other fees of $38.0 million for 2019 increased $2.4 million, or 7 percent, from the prior year as a result of an increased number of deposit accounts from organic growth and acquisitions.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018
Compensation and employee benefits	$104,701	$94,744	$9,957	11%
Occupancy and equipment	16,617	14,936	1,681	11%
Advertising and promotions	5,155	4,700	455	10%
Data processing	7,954	8,208	(254)	(3)%
Other real estate owned	330	283	47	17%
Regulatory assessments and insurance	3,133	2,535	598	24%
Core deposit intangible amortization	3,559	2,804	755	27%
Other expenses	27,551	27,212	339	1%
Total non-interest expense	$169,000	$155,422	$13,578	9%

Total non-interest expense of $169 million for the first half of 2019 increased $13.6 million, or 9 percent, over the prior year first half. Compensation and employee benefits for the first six months of 2019 increased $10.0 million, or 11 percent, from the same period last year due to the increased number of employees from acquisitions and organic growth combined with annual salary increases. Occupancy and equipment expense for the first half of 2019 increased $1.7 million, or 11 percent from the prior year as a result of increased cost from acquisitions and general cost increases.

Efficiency Ratio
The efficiency ratio of 54.93 percent for the first six months of 2019 improved 161 basis points from the prior year first six months efficiency ratio of 56.54 percent and was driven by the increase in net interest income that more than offset the increased operating costs.

Provision for Loan Losses
The provision for loan losses was $57 thousand for the first half of 2019, a decrease of $4.7 million from the same period in the prior year. Net charge-offs during the first half of 2019 were $2.2 million compared to $3.5 million during the same period in 2018.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$19,487	1%	$23,649	1%	$28,093	1%
U.S. government sponsored enterprises	119,950	4%	120,208	4%	119,360	4%
State and local governments	700,193	26%	852,250	30%	653,918	23%
Corporate bonds	179,684	7%	290,817	10%	318,422	12%
Residential mortgage-backed securities	700,789	26%	792,915	28%	886,348	32%
Commercial mortgage-backed securities	750,531	27%	491,824	17%	171,211	6%
Total available-for-sale	2,470,634	91%	2,571,663	90%	2,177,352	78%
Held-to-maturity
State and local governments	252,097	9%	297,915	10%	620,409	22%
Total held-to-maturity	252,097	9%	297,915	10%	620,409	22%
Total debt securities	$2,722,731	100%	$2,869,578	100%	$2,797,761	100%

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

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$226,786	234,373	299,275	296,027
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	528,391	548,351	643,023	640,736
S&P: A+, A, A- / Moody’s: A1, A2, A3	148,495	157,295	163,041	167,779
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	4,208	4,398	4,208	4,382
Not rated by either entity	14,884	15,420	31,954	30,532
Below investment grade	1,047	1,050	1,050	1,050
Total	$923,811	960,887	1,142,551	1,140,506

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$540,277	563,171	657,051	658,062
General obligation - limited	138,290	144,110	173,973	177,275
Revenue	228,576	235,928	290,106	283,939
Certificate of participation	10,989	11,924	14,174	14,463
Other	5,679	5,754	7,247	6,767
Total	$923,811	960,887	1,142,551	1,140,506

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Michigan	$138,909	145,478	144,378	147,386
Washington	128,843	134,297	179,691	179,808
Texas	119,588	123,912	157,978	157,706
Montana	95,882	102,276	109,106	111,492
California	41,980	42,951	50,145	48,623
All other states	398,609	411,973	501,253	495,491
Total	$923,811	960,887	1,142,551	1,140,506

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2019. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$3	2.90%	$2,776	2.31%	$8,171	2.43%	$8,537	3.08%	$—	—%	$19,487	2.70%
U.S. government sponsored enterprises	—	—%	82,985	2.69%	36,965	3.14%	—	—%	—	—%	119,950	2.83%
State and local governments	4,246	2.36%	26,068	2.86%	253,154	3.49%	416,725	4.00%	—	—%	700,193	3.76%
Corporate bonds	46,499	2.77%	133,185	3.47%	—	—%	—	—%	—	—%	179,684	3.28%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	700,789	2.59%	700,789	2.59%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	750,531	3.17%	750,531	3.17%
Total available- for-sale	50,748	2.74%	245,014	3.13%	298,290	3.42%	425,262	3.98%	1,451,320	2.89%	2,470,634	3.16%
Held-to-maturity
State and local governments	—	—%	8,391	2.33%	78,886	2.61%	164,820	2.87%	—	—%	252,097	2.77%
Total held-to-maturity	—	—%	8,391	2.33%	78,886	2.61%	164,820	2.87%	—	—%	252,097	2.77%
Total debt securities	$50,748	2.74%	$253,405	3.10%	$377,176	3.24%	$590,082	3.66%	$1,451,320	2.89%	$2,722,731	3.12%
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

All debt securities with an unrealized loss position at June 30, 2019 were purchased prior to 2019. The following table summarizes those securities and the fair market value and unrealized gain or loss at December 31, 2018 is also presented for the same securities.

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2019
U.S. government and federal agency	$13,939	$(141)	(1)%	$16,315	$(104)	(1)%
State and local governments	5,258	(27)	(1)%	5,093	(357)	(7)%
Corporate bonds	18,573	(23)	—%	18,384	(220)	(1)%
Residential mortgage-backed securities	240,648	(1,684)	(1)%	262,733	(7,898)	(3)%
Commercial mortgage-backed securities	17,956	(199)	(1)%	18,738	(819)	(4)%
Total	$296,374	$(2,074)	(1)%	$321,263	$(9,398)	(3)%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the identified ranges of unrealized loss as a percent of book value at June 30, 2019:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
0.1% to 5.0%	131	$(2,074)

With respect to the valuation history of the impaired debt securities, the Company identified 112 securities which have been continuously impaired for the twelve months ending June 30, 2019. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 112 debt securities which have been continuously impaired for the twelve months ended June 30, 2019, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	14	$(84)	$(19)
State and local governments	7	(27)	(13)
Corporate bonds	4	(19)	(11)
Residential mortgage-backed securities	82	(1,661)	(216)
Commercial mortgage-backed securities	5	(199)	(72)
Total	112	$(1,990)

Based on the Company's analysis of its impaired debt securities as of June 30, 2019, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at June 30, 2019 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at June 30, 2019 have been determined by the Company to be investment grade.

Equity securities. Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of June 30, 2019, the Company determined that none of such securities were impaired.

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

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$920,715	11%	$887,742	11%	$835,382	11%
Commercial loans
Real estate	4,959,863	57%	4,657,561	57%	4,384,781	56%
Other commercial	2,076,605	24%	1,911,171	23%	1,940,435	25%
Total	7,036,468	81%	6,568,732	80%	6,325,216	81%
Consumer and other loans
Home equity	596,041	7%	544,688	7%	511,043	6%
Other consumer	288,553	3%	286,387	4%	277,031	4%
Total	884,594	10%	831,075	11%	788,074	10%
Loans receivable	8,841,777	102%	8,287,549	102%	7,948,672	102%
ALLL	(129,054)	(2)%	(131,239)	(2)%	(131,564)	(2)%
Loans receivable, net	$8,712,723	100%	$8,156,310	100%	$7,817,108	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Other real estate owned	$7,281	8,125	7,480	13,616
Accruing loans 90 days or more past due
Residential real estate	1,333	998	788	1,050
Commercial	1,639	1,232	492	11,200
Consumer and other	491	221	738	501
Total	3,463	2,451	2,018	12,751
Non-accrual loans
Residential real estate	5,744	6,219	8,021	6,851
Commercial	31,353	30,862	35,883	48,138
Consumer and other	4,098	3,188	3,348	3,181
Total	41,195	40,269	47,252	58,170
Total non-performing assets	$51,939	50,845	56,750	84,537
Non-performing assets as a percentage of subsidiary assets	0.41%	0.42%	0.47%	0.71%
ALLL as a percentage of non-performing loans	289%	304%	266%	186%
Accruing loans 30-89 days past due	$37,937	36,894	33,567	39,650
Accruing troubled debt restructurings	$25,019	24,468	25,833	34,991
Non-accrual troubled debt restructurings	$6,041	6,747	10,660	18,380
U.S. government guarantees included in non-performing assets	$2,785	2,649	4,811	7,265
Interest income [1]	$1,057	512	2,340	1,409
______________________________

[1]
Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $51.9 million at June 30, 2019 increased $1.1 million, or 2 percent, over the prior quarter and decreased $32.6 million, or 39 percent, over the prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2019 was 0.41 percent, a decrease of 1 basis point from the prior quarter, and a decrease of 30 basis points from the prior year second quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $37.9 million at June 30, 2019 increased $1.0 million from the prior quarter and decreased $1.7 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2019 was 0.43 percent, which was a decrease of 1 basis point from prior quarter and a decrease of 7 basis points from prior year second quarter.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans totaled $102 million and $109 million as of June 30, 2019 and December 31, 2018, respectively. The ALLL includes specific valuation allowances of $108 thousand and $3.2 million of impaired loans as of June 30, 2019 and December 31, 2018, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $31.1 million and $36.5 million as of June 30, 2019 and December 31, 2018, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2019 was $2.5 million. The fair value of the loan collateral acquired in foreclosure during 2019 was $1.9 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Balance at beginning of period	$7,480	7,480	14,269	14,269
Acquisitions	—	—	187	187
Additions	1,914	1,437	4,924	1,144
Capital improvements	—	—	21	—
Write-downs	(144)	(56)	(2,727)	(56)
Sales	(1,969)	(736)	(9,194)	(1,928)
Balance at end of period	$7,281	8,125	7,480	13,616

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

The Company’s model includes fifteen bank divisions with separate management teams providing substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	June 30, 2019			December 31, 2018			June 30, 2018
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$10,695	8%	10%	$10,631	8%	11%	$10,903	8%	11%
Commercial real estate	72,447	56%	56%	72,448	55%	56%	71,245	54%	55%
Other commercial	36,259	28%	24%	38,160	29%	23%	38,664	29%	24%
Home equity	5,801	5%	7%	5,811	5%	7%	6,092	5%	6%
Other consumer	3,852	3%	3%	4,189	3%	3%	4,660	4%	4%
Total	$129,054	100%	100%	$131,239	100%	100%	$131,564	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Balance at beginning of period	$131,239	131,239	129,568	129,568
Provision for loan losses	57	57	9,953	5,513
Charge-offs
Residential real estate	(341)	(292)	(728)	(47)
Commercial loans	(1,607)	(1,123)	(8,514)	(3,651)
Consumer and other loans	(4,252)	(1,926)	(8,565)	(3,913)
Total charge-offs	(6,200)	(3,341)	(17,807)	(7,611)
Recoveries
Residential real estate	232	94	87	71
Commercial loans	1,793	755	5,045	2,051
Consumer and other loans	1,933	982	4,393	1,972
Total recoveries	3,958	1,831	9,525	4,094
Net charge-offs	(2,242)	(1,510)	(8,282)	(3,517)
Balance at end of period	$129,054	129,786	131,239	131,564
ALLL as a percentage of total loans	1.46%	1.56%	1.58%	1.66%
Net charge-offs as a percentage of total loans	0.03%	0.02%	0.10%	0.04%
The ALLL as a percent of total loans outstanding at June 30, 2019 was 1.46 percent, which was a 10 basis points decrease compared to the prior quarter and a decrease of 20 basis points from a year ago. The decrease was attributable to stabilizing credit quality and the addition of loans from the FNB acquisition which were added to the portfolio on a fair value basis and as a result did not require an allowance at acquisition date. The Company’s ALLL of $129 million is considered adequate to absorb probable and incurred losses from any class of its loan portfolio. For the periods ended June 30, 2019 and 2018, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2019, net charge-offs exceeded the provision for loan losses by $2.2 million. During the same period in 2018, provision for loan losses exceeded net charge-offs by $2.0 million.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 175 locations, including 157 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado and Arizona. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, the economic environment and housing markets throughout the Company’s footprint continue to show positive signs of improvement. Home prices continue to increase in all of the states within the Company’s footprint and all of the seven states continue to remain above the United States average. Three of the top ten states for house price appreciation belong to states in the Company’s footprint. Home ownership in the United States is at 64 percent, which is still approximately 5 percent less than the peak before the most recent financial crisis. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects positive growth throughout the Company’s footprint. The first quarter of 2019 was the eighth consecutive quarter the United States economy grew at or above 2.0 percent. All states in the Company’s footprint have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil prices remain volatile, base metal prices began a downward trend in 2018 and natural gas prices, outside of winter spikes, have remained fairly stable over the last 18 months. Most agriculture commodities within the Company’s footprint remain relatively stable. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 13 percent and 13 percent of the Company’s total loan portfolio and accounted for 24 percent and 21 percent of the Company’s non-accrual loans at June 30, 2019 and December 31, 2018, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Specific valuation allowance	$108	702	3,223	2,252
General valuation allowance	128,946	129,084	128,016	129,312
Total ALLL	$129,054	129,786	131,239	131,564

During 2019, the ALLL decreased by $2.2 million, the net result of a $3.1 million decrease in the specific valuation allowance and a $930 thousand increase in the general valuation allowance. The specific valuation allowance decreased as the result of a $13.6 million decrease in loans individually evaluated for impairment with a specific impairment. The increase in the general valuation allowance since the prior year end was a result of changes in qualitative or environmental factors and an increase of $313 million in loans collectively evaluated for impairment, excluding the current year acquisition.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018
Custom and owner occupied construction	$140,186	$126,820	$126,595	$138,171	11%	11%	1%
Pre-sold and spec construction	171,464	135,137	121,938	96,008	27%	41%	79%
Total residential construction	311,650	261,957	248,533	234,179	19%	25%	33%
Land development	120,052	126,417	137,814	108,641	(5)%	(13)%	11%
Consumer land or lots	128,544	125,818	127,775	110,846	2%	1%	16%
Unimproved land	74,244	75,113	83,579	72,150	(1)%	(11)%	3%
Developed lots for operative builders	14,117	16,171	17,061	12,708	(13)%	(17)%	11%
Commercial lots	57,447	35,511	34,096	27,661	62%	68%	108%
Other construction	453,782	454,965	520,005	478,037	—%	(13)%	(5)%
Total land, lot, and other construction	848,186	833,995	920,330	810,043	2%	(8)%	5%
Owner occupied	1,418,190	1,367,530	1,343,563	1,302,737	4%	6%	9%
Non-owner occupied	1,780,988	1,662,390	1,605,960	1,495,532	7%	11%	19%
Total commercial real estate	3,199,178	3,029,920	2,949,523	2,798,269	6%	8%	14%
Commercial and industrial	1,024,828	922,124	907,340	909,688	11%	13%	13%
Agriculture	697,893	641,146	646,822	661,218	9%	8%	6%
1st lien	1,154,221	1,102,920	1,108,227	1,072,917	5%	4%	8%
Junior lien	53,055	54,964	56,689	64,821	(3)%	(6)%	(18)%
Total 1-4 family	1,207,276	1,157,884	1,164,916	1,137,738	4%	4%	6%
Multifamily residential	278,539	268,156	247,457	218,061	4%	13%	28%
Home equity lines of credit	592,355	557,895	539,938	500,036	6%	10%	18%
Other consumer	167,964	163,568	165,865	164,288	3%	1%	2%
Total consumer	760,319	721,463	705,803	664,324	5%	8%	14%
States and political subdivisions	454,085	398,848	404,671	419,025	14%	12%	8%
Other	114,534	119,966	125,310	149,915	(5)%	(9)%	(24)%
Total loans receivable, including loans held for sale	8,896,488	8,355,459	8,320,705	8,002,460	6%	7%	11%
Less loans held for sale [1]	(54,711)	(29,389)	(33,156)	(53,788)	86%	65%	2%
Total loans receivable	$8,841,777	$8,326,070	$8,287,549	$7,948,672	6%	7%	11%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Jun 30, 2019	Jun 30, 2019	Jun 30, 2019
Custom and owner occupied construction	$283	—	—	48	—	283	—
Pre-sold and spec construction	1,261	456	463	492	1,261	—	—
Total residential construction	1,544	456	463	540	1,261	283	—
Land development	1,272	2,272	2,166	7,564	672	—	600
Consumer land or lots	1,075	1,126	1,428	1,593	615	—	460
Unimproved land	8,864	9,222	9,338	9,962	7,332	—	1,532
Developed lots for operative builders	—	67	68	126	—	—	—
Commercial lots	575	663	1,046	1,059	—	—	575
Other construction	241	111	120	155	—	131	110
Total land, lot and other construction	12,027	13,461	14,166	20,459	8,619	131	3,277
Owner occupied	6,998	7,229	5,940	12,891	5,207	219	1,572
Non-owner occupied	7,198	7,368	10,567	15,337	7,198	—	—
Total commercial real estate	14,196	14,597	16,507	28,228	12,405	219	1,572
Commercial and industrial	5,690	3,893	3,914	7,692	5,358	118	214
Agriculture	4,228	4,488	7,040	10,497	3,192	886	150
1st lien	10,211	10,279	10,290	9,725	7,077	1,383	1,751
Junior lien	592	582	565	3,257	520	—	72
Total 1-4 family	10,803	10,861	10,855	12,982	7,597	1,383	1,823
Multifamily residential	—	—	—	634	—	—	—
Home equity lines of credit	2,474	2,288	2,770	3,112	2,104	182	188
Other consumer	597	453	456	393	352	188	57
Total consumer	3,071	2,741	3,226	3,505	2,456	370	245
Other	380	348	579	—	307	73	—
Total	$51,939	50,845	56,750	84,537	41,195	3,463	7,281

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018
Custom and owner occupied construction	$49	$282	$1,661	$1,525	(83)%	(97)%	(97)%
Pre-sold and spec construction	219	553	887	721	(60)%	(75)%	(70)%
Total residential construction	268	835	2,548	2,246	(68)%	(89)%	(88)%
Land development	1,990	—	228	728	n/m	773%	173%
Consumer land or lots	206	510	200	471	(60)%	3%	(56)%
Unimproved land	658	685	579	1,450	(4)%	14%	(55)%
Developed lots for operative builders	—	4	122	—	(100)%	(100)%	n/m
Commercial lots	—	331	203	—	(100)%	(100)%	n/m
Other construction	—	1,234	4,170	—	(100)%	(100)%	n/m
Total land, lot and other construction	2,854	2,764	5,502	2,649	3%	(48)%	8%
Owner occupied	5,322	4,463	2,981	3,571	19%	79%	49%
Non-owner occupied	11,700	6,604	1,245	8,414	77%	840%	39%
Total commercial real estate	17,022	11,067	4,226	11,985	54%	303%	42%
Commercial and industrial	3,006	4,070	3,374	5,745	(26)%	(11)%	(48)%
Agriculture	3,125	5,709	6,455	5,288	(45)%	(52)%	(41)%
1st lien	2,776	7,179	5,384	5,132	(61)%	(48)%	(46)%
Junior lien	1,302	583	118	989	123%	1,003%	32%
Total 1-4 family	4,078	7,762	5,502	6,121	(47)%	(26)%	(33)%
Multifamily residential	1,598	—	—	—	n/m	n/m	n/m
Home equity lines of credit	3,931	2,925	3,562	3,940	34%	10%	—%
Other consumer	1,683	1,357	1,650	1,665	24%	2%	1%
Total consumer	5,614	4,282	5,212	5,605	31%	8%	—%
States and political subdivisions	—	—	229	—	n/m	(100)%	n/m
Other	372	405	519	11	(8)%	(28)%	3,282%
Total	$37,937	$36,894	$33,567	$39,650	3%	13%	(4)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Jun 30, 2018	Jun 30, 2019	Jun 30, 2019
Pre-sold and spec construction	$(6)	(4)	(352)	(344)	—	6
Land development	15	23	(116)	(107)	42	27
Consumer land or lots	(2)	(20)	(146)	(92)	37	39
Unimproved land	(54)	(9)	(445)	(144)	—	54
Developed lots for operative builders	(18)	—	33	33	—	18
Commercial lots	(3)	(2)	1	4	—	3
Other construction	(32)	—	(19)	—	9	41
Total land, lot and other construction	(94)	(8)	(692)	(306)	88	182
Owner occupied	139	75	1,320	1,000	226	87
Non-owner occupied	7	30	853	(4)	130	123
Total commercial real estate	146	105	2,173	996	356	210
Commercial and industrial	37	(4)	2,449	1,471	555	518
Agriculture	(32)	14	16	44	67	99
1st lien	56	198	577	(193)	298	242
Junior lien	(222)	(52)	(371)	(34)	29	251
Total 1-4 family	(166)	146	206	(227)	327	493
Multifamily residential	—	—	(649)	(6)	—	—
Home equity lines of credit	(11)	(5)	(97)	(38)	13	24
Other consumer	313	223	261	111	470	157
Total consumer	302	218	164	73	483	181
Other	2,055	1,043	4,967	1,816	4,324	2,269
Total	$2,242	1,510	8,282	3,517	6,200	3,958

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

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,265,077	33%	$3,001,178	32%	$2,914,885	31%
NOW and DDA accounts	2,487,806	25%	2,391,307	25%	2,354,214	25%
Savings accounts	1,412,046	14%	1,346,790	14%	1,330,637	14%
Money market deposit accounts	1,647,372	17%	1,684,284	18%	1,723,681	18%
Certificate accounts	897,625	9%	901,484	9%	927,608	10%
Wholesale deposits	144,949	2%	168,724	2%	172,550	2%
Total interest bearing deposits	6,589,798	67%	6,492,589	68%	6,508,690	69%
Total deposits	$9,854,875	100%	$9,493,767	100%	$9,423,575	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2019	December 31, 2018
Repurchase agreements
Amount outstanding at end of period	$494,651	396,151
Weighted interest rate on outstanding amount	0.84%	0.87%
Maximum outstanding at any month-end	$493,290	408,754
Average balance	$424,505	383,791
Weighted-average interest rate	0.80%	0.59%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of June 30, 2019 were $140 million, including fair value adjustments from acquisitions.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
FHLB advances
Borrowing capacity	$2,293,958	2,103,860
Amount utilized	(323,762)	(444,749)
Amount available	$1,970,196	1,659,111
FRB discount window
Borrowing capacity	$938,540	875,936
Amount utilized	—	—
Amount available	$938,540	875,936
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$19,487	23,649
U.S. government sponsored enterprises	98,599	108,952
State and local governments	508,239	618,613
Corporate bonds	179,684	290,817
Residential mortgage-backed securities	161,755	220,653
Commercial mortgage-backed securities	268,666	273,439
Total unencumbered debt securities	$1,236,430	1,536,123

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 86,637,394 have been issued as of June 30, 2019. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2019. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2019:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.30%	13.05%	13.05%	11.22%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

Income tax expense for the six months ended June 30, 2019 and 2018 was $24.2 million and $17.9 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 19.3 percent and 17.7 percent, respectively. The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $24.6 million and $28.0 million for the six months ended June 30, 2019 and 2018, respectively. Benefits from federal income tax credits were $4.8 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of NMTC. Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $18.8 million in Qualified Zone Academy and Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2019	$4,153	6,792	850	11,795
2020	4,475	7,619	813	12,907
2021	4,712	7,407	759	12,878
2022	3,944	7,329	695	11,968
2023	3,348	7,218	663	11,229
Thereafter	1,416	30,532	1,565	33,513
	$22,048	66,897	5,345	94,290

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2019			June 30, 2019
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$938,467	$11,410	4.86%	$927,953	$22,189	4.78%
Commercial loans [1]	6,803,541	89,191	5.26%	6,664,637	173,804	5.26%
Consumer and other loans	868,733	11,040	5.10%	853,954	21,487	5.07%
Total loans [2]	8,610,741	111,641	5.20%	8,446,544	217,480	5.19%
Tax-exempt investment securities [3]	957,177	9,982	4.17%	958,864	19,932	4.16%
Taxable investment securities [4]	1,911,173	14,246	2.98%	1,878,606	27,975	2.98%
Total earning assets	11,479,091	135,869	4.75%	11,284,014	265,387	4.74%
Goodwill and intangibles	351,466			344,752
Non-earning assets	584,459			552,583
Total assets	$12,415,016			$12,181,349
Liabilities
Non-interest bearing deposits	$3,084,404	$—	—%	$3,014,476	$—	—%
NOW and DDA accounts	2,394,505	985	0.17%	2,357,920	1,946	0.17%
Savings accounts	1,389,548	253	0.07%	1,374,759	487	0.07%
Money market deposit accounts	1,662,545	1,125	0.27%	1,676,348	2,135	0.26%
Certificate accounts	902,134	2,222	0.99%	903,562	4,236	0.95%
Total core deposits	9,433,136	4,585	0.19%	9,327,065	8,804	0.19%
Wholesale deposits [5]	162,495	1,039	2.56%	165,909	2,161	2.63%
FHLB advances	476,204	3,847	3.20%	414,830	6,902	3.31%
Repurchase agreements and other borrowed funds	593,990	2,618	1.77%	575,262	5,126	1.80%
Total interest bearing liabilities	10,665,825	12,089	0.45%	10,483,066	22,993	0.44%
Other liabilities	109,480			112,793
Total liabilities	10,775,305			10,595,859
Stockholders’ Equity
Common stock	860			853
Paid-in capital	1,110,138			1,080,861
Retained earnings	500,015			485,898
Accumulated other comprehensive income	28,698			17,878
Total stockholders’ equity	1,639,711			1,585,490
Total liabilities and stockholders’ equity	$12,415,016			$12,181,349
Net interest income (tax-equivalent)		$123,780			$242,394
Net interest spread (tax-equivalent)			4.30%			4.30%
Net interest margin (tax-equivalent)			4.33%			4.33%

______________________________

[1]	Includes tax effect of $1.1 million and $2.2 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2019, respectively.

[2]	Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.

[3]	Includes tax effect of $2.0 million and $4.1 million on tax-exempt debt securities income for the three and six months ended June 30, 2019, respectively.

[4]	Includes tax effect of $294 thousand and $587 thousand on federal income tax credits for the three and six months ended June 30, 2019, respectively.

[5]	Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Year ended June 30,
	2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,245	1,010	3,255
Commercial loans (tax-equivalent)	19,774	10,722	30,496
Consumer and other loans	2,755	736	3,491
Investment securities (tax-equivalent)	(771)	347	(424)
Total interest income	24,003	12,815	36,818
Interest expense
NOW and DDA accounts	163	(44)	119
Savings accounts	41	23	64
Money market deposit accounts	(13)	572	559
Certificate accounts	(17)	1,342	1,325
Wholesale deposits	173	192	365
FHLB advances	2,803	(503)	2,300
Repurchase agreements and other borrowed funds	435	891	1,326
Total interest expense	3,585	2,473	6,058
Net interest income (tax-equivalent)	$20,418	10,342	30,760

Net interest income (tax-equivalent) increased $30.8 million for the six months ended June 30, 2019 compared to the same period in 2018. The interest income for the first six months of 2019 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Furthermore, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. Total interest expense increased from the prior year primarily from increased balances of both FHLB advances and deposits, coupled with interest rate increases in deposits.

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

The Company’s assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2018 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3.	Defaults upon Senior Securities

(a)	Not Applicable

(b)	Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

August 2, 2019	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 2, 2019	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO