Form 10-Q
period 2019-09-30
GLACIER BANCORP, INC.
filed 2019-11-04
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 16, 2019 was 92,187,453. No preferred shares are issued or outstanding.

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
OCI – other comprehensive income
OREO – other real estate owned
Repurchase agreements – securities sold under agreements to repurchase
ROU – right-of-use
S&P – Standard and Poor’s
SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Assets
Cash on hand and in banks	$233,623	161,782
Interest bearing cash deposits	172,761	42,008
Cash and cash equivalents	406,384	203,790
Debt securities, available-for-sale	2,459,036	2,571,663
Debt securities, held-to-maturity	234,992	297,915
Total debt securities	2,694,028	2,869,578
Loans held for sale, at fair value	100,441	33,156
Loans receivable	9,541,088	8,287,549
Allowance for loan and lease losses	(125,535)	(131,239)
Loans receivable, net	9,415,553	8,156,310
Premises and equipment, net	307,590	241,528
Other real estate owned	7,148	7,480
Accrued interest receivable	63,294	54,408
Deferred tax asset	—	23,564
Core deposit intangible, net	65,852	49,242
Goodwill	456,422	289,586
Non-marketable equity securities	10,427	27,871
Bank-owned life insurance	108,814	82,320
Other assets	82,839	76,651
Total assets	$13,718,792	12,115,484
Liabilities
Non-interest bearing deposits	$3,772,766	3,001,178
Interest bearing deposits	7,095,859	6,492,589
Securities sold under agreements to repurchase	558,752	396,151
Federal Home Loan Bank advances	8,707	440,175
Other borrowed funds	14,808	14,708
Subordinated debentures	139,913	134,051
Accrued interest payable	4,435	4,252
Other liabilities	170,151	116,526
Total liabilities	11,765,391	10,599,630
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	922	845
Paid-in capital	1,375,785	1,051,253
Retained earnings - substantially restricted	528,599	473,183
Accumulated other comprehensive income (loss)	48,095	(9,427)
Total stockholders’ equity	1,953,401	1,515,854
Total liabilities and stockholders’ equity	$13,718,792	12,115,484
Number of common stock shares issued and outstanding	92,180,618	84,521,692

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest Income
Investment securities	$21,357	21,971	64,600	64,483
Residential real estate loans	12,156	10,356	34,345	29,290
Commercial loans	97,224	80,587	268,806	221,926
Consumer and other loans	11,658	9,991	33,145	27,987
Total interest income	142,395	122,905	400,896	343,686
Interest Expense
Deposits	6,214	4,837	17,179	13,370
Securities sold under agreements to repurchase	999	570	2,687	1,541
Federal Home Loan Bank advances	2,035	2,132	8,937	6,734
Other borrowed funds	47	63	123	105
Subordinated debentures	1,652	1,558	5,014	4,345
Total interest expense	10,947	9,160	33,940	26,095
Net Interest Income	131,448	113,745	366,956	317,591
Provision for loan losses	—	3,194	57	8,707
Net interest income after provision for loan losses	131,448	110,551	366,899	308,884
Non-Interest Income
Service charges and other fees	15,138	19,504	53,178	55,179
Miscellaneous loan fees and charges	1,775	1,807	3,934	5,527
Gain on sale of loans	10,369	7,256	23,929	21,495
Gain (loss) on sale of debt securities	13,811	(367)	14,158	(756)
Other income	1,956	4,216	7,158	8,885
Total non-interest income	43,049	32,416	102,357	90,330
Non-Interest Expense
Compensation and employee benefits	62,509	49,927	167,210	144,671
Occupancy and equipment	8,731	7,914	25,348	22,850
Advertising and promotions	2,719	2,432	7,874	7,132
Data processing	4,466	3,752	12,420	11,960
Other real estate owned	166	2,674	496	2,957
Regulatory assessments and insurance	593	1,277	3,726	3,812
Loss on termination of hedging activities	13,528	—	13,528	—
Core deposit intangibles amortization	2,360	1,735	5,919	4,539
Other expenses	15,603	13,118	43,154	40,330
Total non-interest expense	110,675	82,829	279,675	238,251
Income Before Income Taxes	63,822	60,138	189,581	160,963
Federal and state income tax expense	12,212	10,802	36,447	28,684
Net Income	$51,610	49,336	153,134	132,279
Basic earnings per share	$0.57	0.58	1.76	1.59
Diluted earnings per share	$0.57	0.58	1.76	1.59
Dividends declared per share	$0.29	0.26	0.82	0.75
Average outstanding shares - basic	90,294,811	84,518,407	86,911,402	83,294,111
Average outstanding shares - diluted	90,449,195	84,593,122	87,082,178	83,362,323

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income	$51,610	49,336	153,134	132,279
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	11,113	(14,190)	87,442	(46,597)
Reclassification adjustment for (gains) losses included in net income	(13,811)	(151)	(14,166)	195
Net unrealized gains (losses) on available-for-sale securities	(2,698)	(14,341)	73,276	(46,402)
Tax effect	684	3,634	(18,568)	11,759
Net of tax amount	(2,014)	(10,707)	54,708	(34,643)
Unrealized (losses) gains on derivatives used for cash flow hedges	(1,393)	1,234	(7,047)	7,302
Reclassification adjustment for losses included in net income	10,315	469	10,816	1,946
Net unrealized gains on derivatives used for cash flow hedges	8,922	1,703	3,769	9,248
Tax effect	(2,261)	(431)	(955)	(2,343)
Net of tax amount	6,661	1,272	2,814	6,905
Total other comprehensive income (loss), net of tax	4,647	(9,435)	57,522	(27,738)
Total Comprehensive Income	$56,257	39,901	210,656	104,541

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2019 and 2018

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at July 1, 2018	84,516,650	$845	1,049,724	443,705	(20,282)	1,473,992
Net income	—	—	—	49,336	—	49,336
Other comprehensive loss	—	—	—	—	(9,435)	(9,435)
Cash dividends declared ($0.26 per share)	—	—	—	(22,020)	—	(22,020)
Stock issuances under stock incentive plans	4,443	—	—	—	—	—
Stock-based compensation and related taxes	—	—	739	—	—	739
Balance at September 30, 2018	84,521,093	$845	1,050,463	471,021	(29,717)	1,492,612
Balance at July 1, 2019	86,637,394	$866	1,139,289	503,773	43,448	1,687,376
Net income	—	—	—	51,610	—	51,610
Other comprehensive income	—	—	—	—	4,647	4,647
Cash dividends declared ($0.29 per share)	—	—	—	(26,784)	—	(26,784)
Stock issued in connection with acquisitions	5,473,276	55	229,330	—	—	229,385
Stock issuances under stock incentive plans	69,948	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	7,167	—	—	7,167
Balance at September 30, 2019	92,180,618	$922	1,375,785	528,599	48,095	1,953,401

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (Continued)
Nine Months ended September 30, 2019 and 2018

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2018	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	132,279	—	132,279
Other comprehensive loss	—	—	—	—	(27,738)	(27,738)
Cash dividends declared ($0.75 per share)	—	—	—	(63,517)	—	(63,517)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	81,269	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,724	—	—	1,724
Balance at September 30, 2018	84,521,093	$845	1,050,463	471,021	(29,717)	1,492,612
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	153,134	—	153,134
Other comprehensive income	—	—	—	—	57,522	57,522
Cash dividends declared ($0.82 per share)	—	—	—	(72,260)	—	(72,260)
Stock issued in connection with acquisitions	7,519,617	75	316,463	—	—	316,538
Stock issuances under stock incentive plans	139,309	2	(2)	—	—	—
Stock-based compensation and related taxes	—	—	8,071	—	—	8,071
Cumulative-effect of accounting changes	—	—	—	(25,458)	—	(25,458)
Balance at September 30, 2019	92,180,618	$922	1,375,785	528,599	48,095	1,953,401

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018
Operating Activities
Net income	$153,134	132,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57	8,707
Net amortization of debt securities	11,687	10,088
Net accretion of purchase accounting adjustments	(2,680)	(2,962)
Amortization of debt modification costs	4,630	1,237
Origination of loans held for sale	(671,038)	(647,932)
Proceeds from loans held for sale	633,085	669,344
Gain on sale of loans	(23,929)	(21,495)
(Gain) loss on sale of debt securities	(14,158)	756
Bank-owned life insurance income, net	(1,629)	(1,782)
Stock-based compensation, net of tax benefits	6,554	2,523
Depreciation and amortization of premises and equipment	13,713	11,543
(Gain) loss on sale and write-downs of other real estate owned, net	(288)	2,347
Amortization of core deposit intangibles	5,919	4,539
Amortization of investments in variable interest entities	6,767	5,070
Net increase in accrued interest receivable	(5,348)	(10,581)
Net increase in other assets	(367)	(6,820)
Net increase in accrued interest payable	61	170
Net (decrease) increase in other liabilities	(1,730)	10,481
Net cash provided by operating activities	114,440	167,512
Investing Activities
Sales of available-for-sale debt securities	711,268	224,612
Maturities, prepayments and calls of available-for-sale debt securities	457,299	259,102
Purchases of available-for-sale debt securities	(839,835)	(550,096)
Maturities, prepayments and calls of held-to-maturity debt securities	48,940	55,202
Principal collected on loans	2,497,073	1,908,670
Loan originations	(2,900,692)	(2,500,098)
Net additions to premises and equipment	(14,230)	(13,984)
Proceeds from sale of other real estate owned	2,960	3,370
Proceeds from redemption of non-marketable equity securities	115,436	73,199
Purchases of non-marketable equity securities	(93,397)	(62,585)
Proceeds from bank-owned life insurance	—	1,331
Investments in variable interest entities	(7,956)	(30,685)
Net cash received from acquisitions	79,334	101,268
Net cash provided by (used in) investing activities	56,200	(530,694)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018
Financing Activities
Net increase in deposits	$377,986	706,469
Net increase in securities sold under agreements to repurchase	161,191	17,001
Net decrease in short-term Federal Home Loan Bank advances	(285,000)	(200,000)
Repayments of long-term Federal Home Loan Bank advances	(151,073)	(641)
Net increase (decrease) in other borrowed funds	97	(9,823)
Cash dividends paid	(70,970)	(41,542)
Tax withholding payments for stock-based compensation	(277)	(1,182)
Net cash provided by financing activities	31,954	470,282
Net increase in cash, cash equivalents and restricted cash	202,594	107,100
Cash, cash equivalents and restricted cash at beginning of period	203,790	200,004
Cash, cash equivalents and restricted cash at end of period	$406,384	307,104
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$33,878	25,925
Cash paid during the period for income taxes	33,032	18,440
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$7	406
Transfer of loans to other real estate owned	2,347	4,066
Right-of-use assets obtained in exchange for operating lease liabilities	3,910	—
Dividends declared but not paid	26,874	22,240
Acquisitions
Fair value of common stock shares issued	316,538	250,807
Cash consideration	16,424	16,265
Effective settlement of a pre-existing receivable	—	10,054
Fair value of assets acquired	1,190,267	1,549,158
Liabilities assumed	1,024,141	1,383,756

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination services. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results anticipated for the year ending December 31, 2019. The condensed consolidated statement of financial condition of the Company as of December 31, 2018 has been derived from the audited consolidated statements of the Company as of that date.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank. The Bank consists of sixteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The treasury division includes the Bank’s investment portfolio and wholesale borrowings, the information technology division includes the Bank’s internal data processing, and the centralized mortgage division includes mortgage loan servicing and secondary market sales. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (“CEO”) (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

On July 31, 2019, the Company completed the acquisition of Heritage Bancorp, the bank holding company for Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”). On April 30, 2019, the Company completed the acquisition of FNB Bancorp, the holding company for The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 13.

Pending Acquisition
On September 30, 2019, the Company announced the signing of a definitive agreement to acquire State Bank Corp., the parent company of State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). SBAZ provides banking services to individuals and businesses in Arizona with locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. As of September 30, 2019, SBAZ had total assets of $676,824,000, gross loans of $412,685,000 and total deposits of $586,973,000. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed in the fourth quarter of 2019 or early in the first quarter of 2020. Upon closing of the transaction, SBAZ will merge into the Company's Foothills Bank division and will expand the Company's footprint in Arizona.

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

A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company periodically enters into restructure agreements with borrowers whereby the loans were previously identified as TDRs. When such circumstances occur, the Company carefully evaluates the facts of the subsequent restructure to determine the appropriate accounting and under certain circumstances it may be acceptable not to account for the subsequently restructured loan as a TDR. When assessing whether a concession has been granted by the Company, any prior forgiveness on a cumulative basis is considered a continuing concession. A TDR loan is considered an impaired loan and a specific valuation allowance is established when the fair value of the collateral-dependent loan or present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate based on the original contractual rate) is lower than the carrying value of the impaired loan. The Company has made the following types of loan modifications, some of which were considered a TDR:
•reduction of the stated interest rate for the remaining term of the debt;
•extension of the maturity date(s) at a stated rate of interest lower than the current market rate for newly originated debt having similar risk characteristics; and
•reduction of the face amount of the debt as stated in the debt agreements.

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy customers who have the willingness and capacity for debt repayment. In determining whether non-restructured or unimpaired loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are impaired or are TDRs, the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:
•analysis of global, i.e., aggregate debt service for total debt obligations;
•assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and
•loan structures and related covenants.

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

The changes in trends and conditions evaluated for each class within the loan portfolio include the following:
•changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•changes in global, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
•changes in the nature and volume of the portfolio and in the terms of loans;
•changes in experience, ability, and depth of lending management and other relevant staff;
•changes in the volume and severity of past due and non-accrual loans;
•changes in the quality of the Company’s loan review system;
•changes in the value of underlying collateral for collateral-dependent loans;
•the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $54,608,000 and $56,519,000 for the nine months ended September 30, 2019 and 2018, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2019 and December 31, 2018 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Accounting Guidance Pending Adoption at September 30, 2019
The following paragraphs provide descriptions of newly issued but not yet effective ASUs that could have a material effect on the Company’s financial position or results of operations.

ASU 2017-04 - Intangibles - Goodwill and Other. In January 2017, FASB amended ASC Topic 350 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2019, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 5.

ASU 2016-13 - Financial Instruments - Credit Losses. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The proposed amendments are effective for public business entities, excluding smaller reporting companies, for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities will be replaced with an allowance approach. The Company has engaged a third-party vendor solution and is currently in the implementation phase and evaluating the appropriate models, loan pools and assumptions to be utilized. The project team has begun running parallel models and model validation to refine its processes and procedures in anticipation of estimating the initial impact of the standard. For additional information on the ALLL, see Note 3.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$147,575	26	(167)	147,434
U.S. government sponsored enterprises	66,072	1,117	—	67,189
State and local governments	588,307	25,558	—	613,865
Corporate bonds	145,528	1,860	(5)	147,383
Residential mortgage-backed securities	762,415	5,662	(824)	767,253
Commercial mortgage-backed securities	684,720	31,375	(183)	715,912
Total available-for-sale	2,394,617	65,598	(1,179)	2,459,036
Held-to-maturity
State and local governments	234,992	10,567	—	245,559
Total held-to-maturity	234,992	10,567	—	245,559
Total debt securities	$2,629,609	76,165	(1,179)	2,704,595

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$23,757	54	(162)	23,649
U.S. government sponsored enterprises	120,670	52	(514)	120,208
State and local governments	844,636	18,936	(11,322)	852,250
Corporate bonds	292,052	378	(1,613)	290,817
Residential mortgage-backed securities	808,537	628	(16,250)	792,915
Commercial mortgage-backed securities	490,868	3,312	(2,356)	491,824
Total available-for-sale	2,580,520	23,360	(32,217)	2,571,663
Held-to-maturity
State and local governments	297,915	1,380	(11,039)	288,256
Total held-to-maturity	297,915	1,380	(11,039)	288,256
Total debt securities	$2,878,435	24,740	(43,256)	2,859,919

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2019. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$160,855	160,980	—	—
Due after one year through five years	209,725	213,094	10,204	10,580
Due after five years through ten years	215,297	224,814	75,545	79,647
Due after ten years	361,605	376,983	149,243	155,332
	947,482	975,871	234,992	245,559
Mortgage-backed securities [1]	1,447,135	1,483,165	—	—
Total	$2,394,617	2,459,036	234,992	245,559
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Available-for-sale
Proceeds from sales and calls of debt securities	$401,701	12,135	878,072	245,581
Gross realized gains [1]	14,329	188	18,613	203
Gross realized losses [1]	(518)	(37)	(4,447)	(398)
Held-to-maturity
Proceeds from calls of debt securities	16,365	28,435	48,940	57,370
Gross realized gains [1]	—	12	2	76
Gross realized losses [1]	—	(530)	(10)	(637)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Debt securities with an unrealized loss position are summarized as follows:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$129,520	(89)	9,440	(78)	138,960	(167)
Corporate bonds	6,786	(5)	—	—	6,786	(5)
Residential mortgage-backed securities	144,444	(380)	36,324	(444)	180,768	(824)
Commercial mortgage-backed securities	9,925	(115)	7,754	(68)	17,679	(183)
Total available-for-sale	$290,675	(589)	53,518	(590)	344,193	(1,179)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$4,287	(27)	10,519	(135)	14,806	(162)
U.S. government sponsored enterprises	43,400	(103)	35,544	(411)	78,944	(514)
State and local governments	72,080	(922)	232,244	(10,400)	304,324	(11,322)
Corporate bonds	119,111	(937)	114,800	(676)	233,911	(1,613)
Residential mortgage-backed securities	132,405	(833)	537,202	(15,417)	669,607	(16,250)
Commercial mortgage-backed securities	73,118	(402)	86,504	(1,954)	159,622	(2,356)
Total available-for-sale	$444,401	(3,224)	1,016,813	(28,993)	1,461,214	(32,217)
Held-to-maturity
State and local governments	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)
Total held-to-maturity	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)

Based on an analysis of its debt securities with unrealized losses as of September 30, 2019 and December 31, 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At September 30, 2019, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2019	December 31, 2018
Residential real estate loans	$936,877	887,742
Commercial loans
Real estate	5,548,174	4,657,561
Other commercial	2,145,257	1,911,171
Total	7,693,431	6,568,732
Consumer and other loans
Home equity	615,781	544,688
Other consumer	294,999	286,387
Total	910,780	831,075
Loans receivable	9,541,088	8,287,549
Allowance for loan and lease losses	(125,535)	(131,239)
Loans receivable, net	$9,415,553	8,156,310
Net deferred origination (fees) costs included in loans receivable	$(6,617)	(5,685)
Net purchase accounting (discounts) premiums included in loans receivable	$(23,620)	(25,172)
Weighted-average interest rate on loans (tax-equivalent)	5.21%	4.97%

Allowance for Loan and Lease Losses
The ALLL is a valuation allowance for probable incurred credit losses. The following tables summarize the activity in the ALLL by loan class:

	Three Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,054	10,695	72,447	36,259	5,801	3,852
Provision for loan losses	—	(325)	(1,480)	1,220	(777)	1,362
Charge-offs	(5,890)	(141)	(1,858)	(1,399)	—	(2,492)
Recoveries	2,371	8	549	778	17	1,019
Balance at end of period	$125,535	10,237	69,658	36,858	5,041	3,741

	Three Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,564	10,903	71,245	38,664	6,092	4,660
Provision for loan losses	3,194	54	2,922	(257)	(165)	640
Charge-offs	(4,294)	(210)	(909)	(897)	(82)	(2,196)
Recoveries	2,071	7	308	447	83	1,226
Balance at end of period	$132,535	10,754	73,566	37,957	5,928	4,330

	Nine Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Provision for loan losses	57	(152)	(1,824)	(524)	(786)	3,343
Charge-offs	(12,090)	(482)	(2,267)	(2,597)	(28)	(6,716)
Recoveries	6,329	240	1,301	1,819	44	2,925
Balance at end of period	$125,535	10,237	69,658	36,858	5,041	3,741

	Nine Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	8,707	135	5,941	415	(359)	2,575
Charge-offs	(11,905)	(257)	(2,132)	(3,325)	(101)	(6,090)
Recoveries	6,165	78	1,242	1,564	184	3,097
Balance at end of period	$132,535	10,754	73,566	37,957	5,928	4,330

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$108,893	9,519	71,751	20,292	4,030	3,301
Collectively evaluated for impairment	9,432,195	927,358	5,476,423	2,124,965	611,751	291,698
Total loans receivable	$9,541,088	936,877	5,548,174	2,145,257	615,781	294,999
ALLL
Individually evaluated for impairment	$107	—	61	46	—	—
Collectively evaluated for impairment	125,428	10,237	69,597	36,812	5,041	3,741
Total ALLL	$125,535	10,237	69,658	36,858	5,041	3,741

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$108,788	12,685	68,837	20,975	3,497	2,794
Collectively evaluated for impairment	8,178,761	875,057	4,588,724	1,890,196	541,191	283,593
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387
ALLL
Individually evaluated for impairment	$3,223	83	568	2,313	39	220
Collectively evaluated for impairment	128,016	10,548	71,880	35,847	5,772	3,969
Total ALLL	$131,239	10,631	72,448	38,160	5,811	4,189

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans by loan class:

	September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$14,901	1	6,199	4,066	3,026	1,609
Accruing loans 60-89 days past due	15,053	690	1,485	10,128	1,853	897
Accruing loans 90 days or more past due	7,912	1,212	4,350	1,045	681	624
Non-accrual loans	40,017	5,295	23,781	7,299	2,876	766
Total past due and non-accrual loans	77,883	7,198	35,815	22,538	8,436	3,896
Current loans receivable	9,463,205	929,679	5,512,359	2,122,719	607,345	291,103
Total loans receivable	$9,541,088	936,877	5,548,174	2,145,257	615,781	294,999

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,312	5,251	9,477	4,282	3,213	2,089
Accruing loans 60-89 days past due	9,255	860	3,231	3,838	735	591
Accruing loans 90 days or more past due	2,018	788	—	492	428	310
Non-accrual loans	47,252	8,021	27,264	8,619	2,575	773
Total past due and non-accrual loans	82,837	14,920	39,972	17,231	6,951	3,763
Current loans receivable	8,204,712	872,822	4,617,589	1,893,940	537,737	282,624
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387

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

	At or for the Three or Nine Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$5,610	—	5,541	69	—	—
Unpaid principal balance	5,612	—	5,541	71	—	—
Specific valuation allowance	107	—	61	46	—	—
Average balance - three months	5,624	22	5,507	84	—	11
Average balance - nine months	11,626	511	6,591	4,360	30	134
Loans without a specific valuation allowance
Recorded balance	103,283	9,519	66,210	20,223	4,030	3,301
Unpaid principal balance	119,582	10,993	76,936	23,356	4,715	3,582
Average balance - three months	99,813	10,129	61,837	21,137	3,626	3,084
Average balance - nine months	94,391	10,397	60,567	17,232	3,421	2,774
Total
Recorded balance	108,893	9,519	71,751	20,292	4,030	3,301
Unpaid principal balance	125,194	10,993	82,477	23,427	4,715	3,582
Specific valuation allowance	107	—	61	46	—	—
Average balance - three months	105,437	10,151	67,344	21,221	3,626	3,095
Average balance - nine months	106,017	10,908	67,158	21,592	3,451	2,908

	At or for the Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$19,197	1,957	9,345	7,268	120	507
Unpaid principal balance	19,491	2,220	9,345	7,268	120	538
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	19,519	2,686	8,498	7,081	82	1,172
Loans without a specific valuation allowance
Recorded balance	89,591	10,728	59,492	13,707	3,377	2,287
Unpaid principal balance	107,486	11,989	71,300	17,689	3,986	2,522
Average balance	106,747	10,269	73,889	17,376	3,465	1,748
Total
Recorded balance	108,788	12,685	68,837	20,975	3,497	2,794
Unpaid principal balance	126,977	14,209	80,645	24,957	4,106	3,060
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	126,266	12,955	82,387	24,457	3,547	2,920

Interest income recognized on impaired loans for the nine months ended September 30, 2019 and 2018 was not significant.

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

	Three Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	6	—	4	2	—	—
Pre-modification recorded balance	$3,168	—	3,067	101	—	—
Post-modification recorded balance	$3,168	—	3,067	101	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	2	—	—	1	—	1
Pre-modification recorded balance	$312	—	—	7	—	305
Post-modification recorded balance	$312	—	—	7	—	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

	Nine Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	14	1	5	4	1	3
Pre-modification recorded balance	$5,261	117	4,102	668	103	271
Post-modification recorded balance	$5,247	123	4,102	668	103	251
TDRs that subsequently defaulted
Number of loans	1	—	—	—	—	1
Recorded balance	$305	—	—	—	—	305

	Nine Months ended September 30, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	22	3	8	8	2	1
Pre-modification recorded balance	$21,582	666	12,901	7,458	252	305
Post-modification recorded balance	$21,468	666	12,787	7,458	252	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

The modifications for the loans designated as TDRs during the nine months ended September 30, 2019 and 2018 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,982,000 and $5,782,000 for the nine months ended September 30, 2019 and 2018, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, the Company had $2,233,000 and $350,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2019 and December 31, 2018, the Company had $2,292,000 and $698,000, respectively, of OREO secured by residential real estate properties.

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
ROU assets	$951
Accumulated depreciation	(864)
Net ROU assets	$87	41,698
Lease liabilities	$121	44,047
Weighted-average remaining lease term	2 years	18 years
Weighted-average discount rate	5.3%	3.7%

Maturities of lease liabilities consist of the following:

	September 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$23	3,852
Maturing one year through two years	92	3,666
Maturing two years through three years	9	3,438
Maturing three years through four years	1	3,142
Maturing four years through five years	—	3,128
Thereafter	—	46,088
Total lease payments	125	63,314
Present value of lease payments
Short-term	22	2,296
Long-term	99	41,751
Total present value of lease payments	121	44,047
Difference between lease payments and present value of lease payments	$4	19,267

The components of lease expense consist of the following:

	Three Months ended	Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Finance lease cost
Amortization of ROU assets	$16	48
Interest on lease liabilities	2	6
Operating lease cost	1,057	2,967
Short-term lease cost	102	330
Variable lease cost	236	657
Sublease income	(2)	(5)
Total lease expense	$1,411	4,003

Supplemental cash flow information related to leases is as follows:

	Three Months ended		Nine Months ended
	September 30, 2019		September 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$2	565	6	1,541
Financing cash flows	21	N/A	63	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three and nine months ended September 30, 2019 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net carrying value at beginning of period	$330,887	289,535	289,586	177,811
Acquisitions	125,535	—	166,836	111,724
Net carrying value at end of period	$456,422	289,535	456,422	289,535

The Company performed its annual goodwill impairment test during the third quarter of 2019 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2019 and December 31, 2018.

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Loans receivable	$73,275	80,123
Accrued interest receivable	63	96
Other assets	50,739	45,779
Total assets	$124,077	125,998
Liabilities
Other borrowed funds	$14,688	14,527
Accrued interest payable	20	1
Other liabilities	28	125
Total liabilities	$14,736	14,653

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $38,564,000 and $35,112,000 as of September 30, 2019 and December 31, 2018, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2019 and 2018. Future unfunded contingent commitments related to the Company’s LIHTC investments at September 30, 2019 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2019	$6,069
2020	3,784
2021	4,787
2022	7,505
2023	118
Thereafter	717
Total	$22,980

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Amortization expense	$1,609	1,177	4,504	3,098
Tax credits and other tax benefits recognized	2,202	1,651	6,169	4,314

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

Note 7. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $558,752,000 and $396,151,000 at September 30, 2019 and December 31, 2018, respectively, and are secured by debt securities with carrying values of $702,809,000 and $511,294,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$302,747	—	302,747
Commercial mortgage-backed securities	256,005	—	256,005
Total	$558,752	—	558,752

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$328,174	—	328,174
Commercial mortgage-backed securities	66,339	1,638	67,977
Total	$394,513	1,638	396,151

Note 8. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations.

The interest rate swaps that were terminated had $160,000,000 and $100,000,000 of notional amounts and began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances for the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. The aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in other comprehensive income (“OCI”). Interest expense recorded on the interest rate swaps totaled $5,532,000 and $5,993,000 for the nine months ended September 30, 2019 and 2018, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate swaps
Amount of (loss) gain recognized in OCI	$(1,393)	1,234	(7,047)	7,302
Amount of loss reclassified from OCI to net income	(10,315)	(469)	(10,816)	(1,946)

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	139	(139)	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	3,908	(139)	3,769

Residential Real Estate Derivatives
At September 30, 2019, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2019 and December 31, 2018, loan commitments with interest rate lock commitments totaled $142,700,000 and $59,974,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. It has been the Company’s practice to enter into “best efforts” forward sales commitments for the future delivery of residential real estate loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. The Company also enters into free-standing derivatives to mitigate the interest rate risk associated with certain residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with certain residential real estate loans held for sale and unfunded commitments. At September 30, 2019 and December 31, 2018, TBA commitments were $142,500,000 and $40,750,000, respectively, and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans.

Note 9. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Consulting and outside services	$1,938	1,986	5,715	5,160
Debit card expenses	1,699	533	5,003	3,321
Mergers and acquisition expenses	2,058	1,336	4,103	6,098
Employee expenses	1,245	1,089	3,646	3,022
Telephone	1,216	1,187	3,601	3,350
Business development	1,176	672	3,189	1,782
VIE amortization and other expenses	1,427	1,118	2,878	2,530
Loan expenses	924	947	2,726	2,735
Postage	831	772	2,487	2,327
Printing and supplies	735	769	2,246	2,252
Checking and operating expenses	361	404	1,353	871
ATM expenses	299	293	1,312	927
Accounting and audit fees	365	383	1,290	1,194
Legal fees	338	464	926	1,245
Other	991	1,165	2,679	3,516
Total other expenses	$15,603	13,118	43,154	40,330

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2018	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(34,789)	5,452	(29,337)
Reclassification adjustments for losses included in net income	146	1,453	1,599
Net current period other comprehensive (loss) income	(34,643)	6,905	(27,738)
Balance at September 30, 2018	$(29,612)	(105)	(29,717)
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	65,284	(5,261)	60,023
Reclassification adjustments for (gains) losses included in net income	(10,576)	8,075	(2,501)
Net current period other comprehensive income	54,708	2,814	57,522
Balance at September 30, 2019	$48,095	—	48,095

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock awards were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income available to common stockholders, basic and diluted	$51,610	49,336	153,134	132,279
Average outstanding shares - basic	90,294,811	84,518,407	86,911,402	83,294,111
Add: dilutive restricted stock awards and stock options	154,384	74,715	170,776	68,212
Average outstanding shares - diluted	90,449,195	84,593,122	87,082,178	83,362,323
Basic earnings per share	$0.57	0.58	1.76	1.59
Diluted earnings per share	$0.57	0.58	1.76	1.59
Restricted stock awards and stock options excluded from the diluted average outstanding share calculation [1]	4,037	—	1,360	—
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock award or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2019 and 2018.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2019.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $993,000 and net losses $239,000 for the nine month periods ended September 30, 2019 and 2018, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Interest rate swap derivative financial instruments: fair values for interest rate swap derivative financial instruments were based upon the estimated amounts to settle the contracts considering current interest rates and were calculated using discounted cash flows that were observable or that could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy. The inputs used to determine fair value included the 3 month LIBOR forward curve to estimate variable rate cash inflows and the Fed Funds Effective Swap Rate to estimate the discount rate. The estimated variable rate cash inflows were compared to the fixed rate outflows and such difference was discounted to a present value to estimate the fair value of the interest rate swaps. The Company also obtained and compared the reasonableness of the pricing from an independent third party.

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$147,434	—	147,434	—
U.S. government sponsored enterprises	67,189	—	67,189	—
State and local governments	613,865	—	613,865	—
Corporate bonds	147,383	—	147,383	—
Residential mortgage-backed securities	767,253	—	767,253	—
Commercial mortgage-backed securities	715,912	—	715,912	—
Loans held for sale, at fair value	100,441	—	100,441	—
Total assets measured at fair value on a recurring basis	$2,559,477	—	2,559,477	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$23,649	—	23,649	—
U.S. government sponsored enterprises	120,208	—	120,208	—
State and local governments	852,250	—	852,250	—
Corporate bonds	290,817	—	290,817	—
Residential mortgage-backed securities	792,915	—	792,915	—
Commercial mortgage-backed securities	491,824	—	491,824	—
Loans held for sale, at fair value	33,156	—	33,156	—
Total assets measured at fair value on a recurring basis	$2,604,819	—	2,604,819	—
Interest rate swaps	$3,769	—	3,769	—
Total liabilities measured at fair value on a recurring basis	$3,769	—	3,769	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2019.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,028	—	—	1,028
Collateral-dependent impaired loans, net of ALLL	15	—	—	15
Total assets measured at fair value on a non-recurring basis	$1,043	—	—	1,043

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,011	—	—	1,011
Collateral-dependent impaired loans, net of ALLL	6,985	—	—	6,985
Total assets measured at fair value on a non-recurring basis	$7,996	—	—	7,996

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2019	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,028	Sales comparison approach	Selling costs	8.0% - 8.0% (8.0%)
Collateral-dependent impaired loans, net of ALLL	$15	Cost approach	Selling costs	10.0% - 10.0% (10.0%)

	Fair Value December 31, 2018	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,011	Sales comparison approach	Selling costs	8.0% - 15.0% (9.2%)
Collateral-dependent impaired loans, net of ALLL	$2,384	Sales comparison approach	Selling costs	8.0% - 20.0% (9.9%)
	4,601	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$406,384	406,384	—	—
Debt securities, held-to-maturity	234,992	—	245,559	—
Loans receivable, net of ALLL	9,415,553	—	—	9,400,131
Total financial assets	$10,056,929	406,384	245,559	9,400,131
Financial liabilities
Term deposits	$1,090,394	—	1,095,288	—
FHLB advances	8,707	—	8,901	—
Repurchase agreements and other borrowed funds	573,560	—	573,560	—
Subordinated debentures	139,913	—	122,420	—
Total financial liabilities	$1,812,574	—	1,800,169	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$203,790	203,790	—	—
Debt securities, held-to-maturity	297,915	—	288,256	—
Loans receivable, net of ALLL	8,156,310	—	—	8,079,112
Total financial assets	$8,658,015	203,790	288,256	8,079,112
Financial liabilities
Term deposits	$1,070,208	—	1,069,777	—
FHLB advances	440,175	—	439,615	—
Repurchase agreements and other borrowed funds	410,859	—	410,859	—
Subordinated debentures	134,051	—	120,302	—
Total financial liabilities	$2,055,293	—	2,040,553	—

Note 13. Mergers and Acquisitions

On July 31, 2019, the Company acquired 100 percent of the outstanding common stock of Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada, a community bank based in Reno, Nevada. Heritage provides banking services to individuals and businesses throughout northern Nevada with locations in Carson City, Gardnerville, Reno and Sparks. The acquisition expands the Company’s franchise footprint into Northern Nevada. Heritage operates as a new division of the Bank under its existing name and management team. The preliminary value of the Heritage acquisition was $245,805,000 and resulted in the Company issuing 5,473,276 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the July 31, 2019 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Heritage. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

On April 30, 2019, the Company acquired 100 percent of the outstanding common stock of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah. FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield and Draper. The acquisition expands the Company’s presence in Utah and sets the stage for future growth. The branches of FNB, along with the Bank’s branches operating in Utah, operate as a new division of the Bank under the name “First Community Bank Utah, division of Glacier Bank.” The preliminary value of the FNB acquisition was $87,157,000 and resulted in the Company issuing 2,046,341 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2019 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and FNB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of Heritage and FNB were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of their acquisition dates and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the Heritage and FNB acquisitions. The Company is continuing to obtain information to determine the fair values of the acquired assets and liabilities.

(Dollars in thousands)	Heritage July 31, 2019	FNB April 30, 2019
Fair value of consideration transferred
Fair value of Company shares issued	$229,385	$87,153
Cash consideration	16,420	4
Total fair value of consideration transferred	245,805	87,157
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	84,446	11,311
Debt securities	103,231	47,247
Loans receivable	615,279	245,485
Core deposit intangible [1]	13,566	8,963
Accrued income and other assets	35,891	24,848
Total identifiable assets acquired	852,413	337,854
Liabilities assumed
Deposits	722,220	274,646
Borrowings [2]	—	7,273
Accrued expenses and other liabilities	9,923	10,079
Total liabilities assumed	732,143	291,998
Total identifiable net assets	120,270	45,856
Goodwill recognized	$125,535	$41,301
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.
2 Borrowings assumed with the FNB acquisition include Tier 1 subordinated debentures of $5,864,000.

The preliminary fair values of the Heritage and FNB assets acquired include loans with preliminary fair values of $615,279,000 and $245,485,000, respectively. The gross principal and contractual interest due under the Heritage and FNB contracts was $617,214,000 and $248,226,000, respectively. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount was not expected to be collectible.

The Company incurred $2,635,000 and $1,428,000 of expenses in connection with the Heritage and FNB acquisitions, respectively, during the nine months ended September 30, 2019. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Heritage was approximately $6,346,000 and net loss was approximately $1,737,000 from July 31, 2019 to September 30, 2019. Total income consisting of net interest income and non-interest income of the acquired operations of FNB was approximately $7,834,000 and net income was approximately $1,791,000 from April 30, 2019 to September 30, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the Heritage and FNB acquisitions had occurred on January 1, 2018:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income and non-interest income	$177,932	161,836	498,073	449,582
Net income	47,424	57,877	158,635	152,484

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:
•the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio;
•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and profitability;
•changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation (“FDIC”) and other third parties;
•legislative or regulatory changes, including increased banking and consumer protection regulation that adversely affect the Company’s business, both generally and as a result of the Company exceeding $10 billion in total consolidated assets;
•ability to complete pending or prospective future acquisitions;
•costs or difficulties related to the completion and integration of acquisitions;
•the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;
•reduced demand for banking products and services;
•the reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain and maintain customers;
•competition among financial institutions in the Company's markets may increase significantly;
•the risks presented by continued public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow the Company through acquisitions;
•the projected business and profitability of an expansion or the opening of a new branch could be lower than expected;
•consolidation in the financial services industry in the Company’s markets resulting in the creation of larger financial institutions who may have greater resources could change the competitive landscape;
•dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (“Bank”) divisions;
•material failure, potential interruption or breach in security of the Company’s systems and technological changes which could expose us to new risks (e.g., cybersecurity), fraud or system failures;
•natural disasters, including fires, floods, earthquakes, and other unexpected events;
•the Company’s success in managing risks involved in the foregoing; and
•the effects of any reputational damage to the Company resulting from any of the foregoing.

Forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Operating results
Net income	$51,610	52,392	49,132	49,336	153,134	132,279
Basic earnings per share	$0.57	0.61	0.58	0.58	1.76	1.59
Diluted earnings per share	$0.57	0.61	0.58	0.58	1.76	1.59
Dividends declared per share	$0.29	0.27	0.26	0.26	0.82	0.75
Market value per share
Closing	$40.46	40.55	40.07	43.09	40.46	43.09
High	$42.61	43.44	45.47	46.28	45.47	46.28
Low	$37.70	38.65	37.58	38.37	37.58	35.77
Selected ratios and other data
Number of common stock shares outstanding	92,180,618	86,637,394	84,588,199	84,521,093	92,180,618	84,521,093
Average outstanding shares - basic	90,294,811	85,826,290	84,549,974	84,518,407	86,911,402	83,294,111
Average outstanding shares - diluted	90,449,195	85,858,286	84,614,248	84,593,122	87,082,178	83,362,323
Return on average assets (annualized)	1.55%	1.69%	1.67%	1.66%	1.63%	1.57%
Return on average equity (annualized)	10.92%	12.82%	13.02%	13.10%	12.17%	12.38%
Efficiency ratio	65.95%	54.50%	55.37%	52.26%	58.82%	55.01%
Dividend payout ratio	50.88%	44.26%	44.83%	44.83%	46.59%	47.17%
Loan to deposit ratio	88.71%	90.27%	87.14%	85.13%	88.71%	85.13%
Number of full time equivalent employees	2,802	2,703	2,634	2,572	2,802	2,572
Number of locations	182	175	169	164	182	164
Number of ATMs	238	228	222	215	238	215
The Company reported net income of $51.6 million for the current quarter, an increase of $2.3 million, or 5 percent, from the $49.3 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.57 per share, a decrease of 2 percent from the prior year third quarter diluted earnings per share of $0.58.

The current quarter results include:
•$2.1 million of acquisition-related expenses and $5.4 million of stock compensation expense related to the accelerated vesting of stock options from the acquisition of Heritage Bancorp, the bank holding company for Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”).
•As of July 1, 2019, the Company became subject to the Durbin Amendment to the Dodd-Frank Act, which established limits on the amount of interchange fees that can be charged to merchants for debit card processing. The current quarter impact of the Durbin Amendment was a reduction of $5 million, or 57 percent, of the Company's service charge fee income.
•The Company's regulatory assessment and insurance expense decreased $1.3 million, or 68 percent, from the prior quarter as a result of $1.3 million of Small Bank Assessment credits applied by the FDIC. The Company’s remaining credits of $1.6 million will be applied in future quarters in amounts solely determined by the FDIC.

Net income for the first nine months ended September 30, 2019 was $153 million, an increase of $20.9 million, or 16 percent, from the $132 million of net income for the first nine months of the prior year. Diluted earnings per share for the first nine months of the current year was $1.76 per share, an increase of $0.17, or 11 percent, from the diluted earnings per share of $1.59 for the same period in the prior year.

Recent Acquisitions
On July 31, 2019, the Company completed the acquisition of Heritage. Heritage operates as a new division of the Bank under its existing name and management team. On April 30, 2019, the Company completed the acquisition of FNB Bancorp, the holding company for The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). The branches of FNB, along with the Bank’s branches operating in Utah, operate as a new division of the Bank under the name “First Community Bank Utah, division of Glacier Bank.” The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 13 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

The following table discloses the preliminary fair value estimates of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	Heritage July 31, 2019	FNB April 30, 2019
Total assets	$977,948	379,155
Debt securities	103,231	47,247
Loans receivable	615,279	245,485
Non-interest bearing deposits	296,393	93,647
Interest bearing deposits	425,827	180,999
Borrowings	—	7,273

Pending Acquisition
On September 30, 2019, the Company announced the signing of a definitive agreement to acquire State Bank Corp., the parent company of State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). SBAZ provides banking services to individuals and businesses in Arizona with locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. As of September 30, 2019, SBAZ had total assets of $677 million, gross loans of $413 million and total deposits of $587 million. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed in the fourth quarter of 2019 or early in the first quarter of 2020. Upon closing of the transaction, SBAZ will merge into the Company's Foothills Bank division and will expand the Company's footprint in Arizona and enhance the opportunity for future growth.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018
Cash and cash equivalents	$406,384	231,209	203,790	307,104	175,175	202,594	99,280
Debt securities, available-for-sale	2,459,036	2,470,634	2,571,663	2,103,619	(11,598)	(112,627)	355,417
Debt securities, held-to-maturity	234,992	252,097	297,915	590,915	(17,105)	(62,923)	(355,923)
Total debt securities	2,694,028	2,722,731	2,869,578	2,694,534	(28,703)	(175,550)	(506)
Loans receivable
Residential real estate	936,877	920,715	887,742	862,830	16,162	49,135	74,047
Commercial real estate	5,548,174	4,959,863	4,657,561	4,527,577	588,311	890,613	1,020,597
Other commercial	2,145,257	2,076,605	1,911,171	1,921,955	68,652	234,086	223,302
Home equity	615,781	596,041	544,688	528,404	19,740	71,093	87,377
Other consumer	294,999	288,553	286,387	282,479	6,446	8,612	12,520
Loans receivable	9,541,088	8,841,777	8,287,549	8,123,245	699,311	1,253,539	1,417,843
Allowance for loan and lease losses	(125,535)	(129,054)	(131,239)	(132,535)	3,519	5,704	7,000
Loans receivable, net	9,415,553	8,712,723	8,156,310	7,990,710	702,830	1,259,243	1,424,843
Other assets	1,202,827	1,009,698	885,806	916,754	193,129	317,021	286,073
Total assets	$13,718,792	12,676,361	12,115,484	11,909,102	1,042,431	1,603,308	1,809,690

In early September, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s $260 million notional pay-fixed interest rate swaps and corresponding debt along with the sale of $308 million of available-for-sale debt securities. Sale of the investment securities during the quarter resulted in gain of $13.8 million. Offsetting the gain was a $10.0 million loss recognized on the early termination of the interest rate swaps and a $3.5 million write-off of the remaining unamortized deferred prepayment penalties on Federal Home Loan Bank (“FHLB”) borrowings.

Total debt securities of $2.694 billion at September 30, 2019 decreased $28.7 million, or 1 percent, during the current quarter and remained stable compared to the prior year third quarter. Debt securities represented 20 percent of total assets at September 30, 2019 compared to 24 percent of total assets at December 31, 2018 and 23 percent at September 30, 2018.

The loan portfolio of $9.541 billion increased $84 million, or 4 percent annualized, during the current quarter excluding the Heritage acquisition. The loan categories with the largest organic increase was commercial real estate loans which increased $39.6 million, or 1 percent and other commercial loans which increased $37.7 million, or 2 percent. Excluding the FNB and Heritage acquisitions, the loan portfolio increased $557 million, or 7 percent, since September 30, 2018, with the largest increase in commercial real estate loans, which increased $293 million, or 6 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018
Deposits
Non-interest bearing deposits	$3,772,766	3,265,077	3,001,178	3,103,112	507,689	771,588	669,654
NOW and DDA accounts	2,592,483	2,487,806	2,391,307	2,346,050	104,677	201,176	246,433
Savings accounts	1,472,465	1,412,046	1,346,790	1,345,163	60,419	125,675	127,302
Money market deposit accounts	1,940,517	1,647,372	1,684,284	1,722,975	293,145	256,233	217,542
Certificate accounts	955,765	897,625	901,484	932,461	58,140	54,281	23,304
Core deposits, total	10,733,996	9,709,926	9,325,043	9,449,761	1,024,070	1,408,953	1,284,235
Wholesale deposits	134,629	144,949	168,724	151,421	(10,320)	(34,095)	(16,792)
Deposits, total	10,868,625	9,854,875	9,493,767	9,601,182	1,013,750	1,374,858	1,267,443
Securities sold under agreements to repurchase	558,752	494,651	396,151	408,754	64,101	162,601	149,998
Federal Home Loan Bank advances	8,707	319,996	440,175	155,328	(311,289)	(431,468)	(146,621)
Other borrowed funds	14,808	14,765	14,708	9,944	43	100	4,864
Subordinated debentures	139,913	139,912	134,051	134,055	1	5,862	5,858
Other liabilities	174,586	164,786	120,778	107,227	9,800	53,808	67,359
Total liabilities	$11,765,391	10,988,985	10,599,630	10,416,490	776,406	1,165,761	1,348,901

As a result of the Bank's continued focus on stable and steady low cost deposits, in particular non-interest bearing deposits, the Company experienced a strong quarter in deposit growth. Excluding the acquisitions, core deposits of $10.734 billion as of September 30, 2019 increased $302 million, or 12 percent annualized, from the prior quarter and increased $287 million, or 3 percent, from the prior year third quarter. Non-interest bearing deposits organically increased $211 million, or 26 percent annualized, over the prior quarter and increased $280 million, or 9 percent, over the prior year third quarter. Non-interest bearing deposits were 35 percent of total deposits at the end of the third quarter, an increase of 2 percent from 33 percent at the end of the prior quarter and a 3 percent increase from 32 percent at the end of the prior year third quarter.

During the current quarter, the Company reduced its FHLB advances by $311 million. The Company utilized proceeds from the sale of debt securities and deposit growth to pay down this funding. As of September 30, 2019, the Company had $8.7 million of FHLB advances, and these advances will fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018
Common equity	$1,905,306	1,643,928	1,525,281	1,522,329	261,378	380,025	382,977
Accumulated other comprehensive income (loss)	48,095	43,448	(9,427)	(29,717)	4,647	57,522	77,812
Total stockholders’ equity	1,953,401	1,687,376	1,515,854	1,492,612	266,025	437,547	460,789
Goodwill and core deposit intangible, net	(522,274)	(385,533)	(338,828)	(340,508)	(136,741)	(183,446)	(181,766)
Tangible stockholders’ equity	$1,431,127	1,301,843	1,177,026	1,152,104	129,284	254,101	279,023

Stockholders’ equity to total assets	14.24%	13.31%	12.51%	12.53%
Tangible stockholders’ equity to total tangible assets	10.84%	10.59%	9.99%	9.96%
Book value per common share	$21.19	19.48	17.93	17.66	1.71	3.26	3.53
Tangible book value per common share	$15.53	15.03	13.93	13.63	0.50	1.60	1.90

Tangible stockholders’ equity of $1.431 billion at September 30, 2019 increased $129 million, or 10 percent, compared to the prior quarter which was the result of $229 million of Company stock issued for the acquisition of Heritage and earnings retention, these increases more than offset the increase in goodwill and core deposits associated with the acquisition. Tangible stockholders’ equity increased $279 million, or 24 percent, over the prior year third quarter which was the result of earnings retention, an increase in other comprehensive income, and the impact from the acquisitions which was offset by a decrease of $25.5 million from the cumulative-effect adjustments related to the adoption of new accounting standards. Tangible book value per common share of $15.53 at current quarter end increased $0.50 per share from the prior quarter and increased $1.90 per share from a year ago. For additional information on the new accounting standards, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Cash Dividends
On September 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share, an increase of $0.02 per share, or 7 percent. The dividend was payable October 17, 2019 to shareholders of record on October 8, 2019. The Company has declared 138 consecutive quarterly dividends and has increased the dividend 45 times. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2019
Compared to June 30, 2019, March 31, 2019 and September 30, 2018

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Sep 30, 2018	Jun 30, 2019	Mar 31, 2019	Sep 30, 2018
Net interest income
Interest income	$142,395	132,385	126,116	122,905	10,010	16,279	19,490
Interest expense	10,947	12,089	10,904	9,160	(1,142)	43	1,787
Total net interest income	131,448	120,296	115,212	113,745	11,152	16,236	17,703
Non-interest income
Service charges and other fees	15,138	20,025	18,015	19,504	(4,887)	(2,877)	(4,366)
Miscellaneous loan fees and charges	1,775	1,192	967	1,807	583	808	(32)
Gain on sale of loans	10,369	7,762	5,798	7,256	2,607	4,571	3,113
Gain (loss) on sale of investments	13,811	134	213	(367)	13,677	13,598	14,178
Other income	1,956	1,721	3,481	4,216	235	(1,525)	(2,260)
Total non-interest income	43,049	30,834	28,474	32,416	12,215	14,575	10,633
Total income	$174,497	151,130	143,686	146,161	23,367	30,811	28,336
Net interest margin (tax-equivalent)	4.42%	4.33%	4.34%	4.26%

Net Interest Income
The current quarter net interest income of $131.4 million increased $11.1 million, or 9 percent, over the prior quarter and increased $17.7 million, or 16 percent, from the prior year third quarter. The increase in net interest income over the prior quarter and prior year third quarter was primarily driven by an increase in interest income on commercial loans. Interest income on commercial loans increased $9.2 million, or 10 percent, from the prior quarter and increased $16.6 million, or 21 percent, from the prior year third quarter.

The current quarter interest expense of $10.9 million decreased $1.1 million, or 9 percent, over the prior quarter which was driven primarily by the decrease in FHLB advances during the current quarter. The current quarter interest expense increased $1.8 million, or 20 percent, from the prior year third quarter and was primarily due to the increased amount of deposits, increased rates on deposits and an increase in securities sold under agreements to repurchase ("repurchase agreements"). During the quarter, the total cost of funding (including non-interest bearing deposits) declined 6 basis points to 39 basis points compared to 45 basis points for the prior quarter and 36 basis points for the prior year third quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.42 percent compared to 4.33 percent in the prior quarter. The core net interest margin, excluding $736 thousand, or 2 basis points, of discount accretion and $1.5 million, or 5 basis points, of non-accrual interest, was 4.35 percent compared to 4.27 in the prior quarter and 4.18 percent in the prior year third quarter. The Company experienced an increase in the core net interest margin during the quarter from the reduction of FHLB borrowings, an increase in low cost deposits and the continued shift from lower yielding investments to higher yielding loans.

Non-interest Income
Non-interest income for the current quarter totaled $43.0 million which was an increase of $12.2 million, or 40 percent, over the prior quarter and an increase of $10.6 million, or 33 percent, over the same quarter last year. Service charges and other fees of $15.1 million for the current quarter decreased $4.9 million, or 24 percent, from the prior quarter and decreased $4.4 million, or 22 percent, from the prior year third quarter due to the Company's decrease in interchange fee as a result of the Durbin Amendment. Gain on the sale of loans of $10.4 million for the current quarter, increased $2.6 million, or 34 percent, compared to the prior quarter and increased $3.1 million, or 43 percent, over the prior year third quarter as a result of increased purchase and refinance activity. The Company sold $308 million of securities and recognized a gain of $13.8 million, an increase of $13.7 million from the prior quarter. Other income decreased $2.3 million from the prior year third quarter and was the result of a gain of $2.3 million on the sale of a former branch building in the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Sep 30, 2018	Jun 30, 2019	Mar 31, 2019	Sep 30, 2018
Compensation and employee benefits	$62,509	51,973	52,728	49,927	10,536	9,781	12,582
Occupancy and equipment	8,731	8,180	8,437	7,914	551	294	817
Advertising and promotions	2,719	2,767	2,388	2,432	(48)	331	287
Data processing	4,466	4,062	3,892	3,752	404	574	714
Other real estate owned	166	191	139	2,674	(25)	27	(2,508)
Regulatory assessments and insurance	593	1,848	1,285	1,277	(1,255)	(692)	(684)
Loss on termination of hedging activities	13,528	—	—	—	13,528	13,528	13,528
Core deposit intangibles amortization	2,360	1,865	1,694	1,735	495	666	625
Other expenses	15,603	15,284	12,267	13,118	319	3,336	2,485
Total non-interest expense	$110,675	86,170	82,830	82,829	24,505	27,845	27,846

Total non-interest expense of $111 million for the current quarter increased $24.5 million, or 28 percent, over the prior quarter and increased $27.8 million, or 34 percent, over the prior year third quarter. Compensation and employee benefits increased by $10.5 million, or 20 percent, from the prior quarter and increased $12.6 million, or 25 percent from the prior year third quarter due to the $5.4 million of stock compensation expense related to the Heritage acquisition and an increased number of employees driven by acquisition and organic growth. Occupancy and equipment expense increased $551 thousand or 7 percent, over the prior quarter and increased $817 thousand, or 10 percent, over the prior year third quarter primarily as a result of the current year acquisitions. Data processing expense increased $404 thousand or 10 percent, over the prior quarter and increased $714 thousand, or 19 percent, over the prior year third quarter primarily as a result of the current year acquisitions. Regulatory assessment and insurance decreased $1.3 million, or 68 percent, from the prior quarter as a result of $1.3 million of Small Bank Assessment credits applied by the FDIC during the current quarter. Loss on termination of hedging activities consisted of a $3.5 million loss on the pay down of FHLB debt and a $10.0 million loss on the termination of cash flow hedges. Other expenses of $15.6 million increased $319 thousand, or 2 percent, from the prior quarter and increased $2.5 million, or 19 percent, from the prior year third quarter. Acquisition-related expenses were $2.1 million during the current quarter compared to $1.8 million in the prior quarter and $1.3 million in the prior year third quarter.

Efficiency Ratio
The current quarter efficiency ratio was 65.95 percent. Excluding the $10.0 million loss recognized on the termination of the pay-fixed interest rate swaps, the $3.5 million write-off of the remaining unamortized deferred prepayment penalties on FHLB advances, and the $5.4 million of accelerated stock compensation expense the efficiency ratio would have been 54.41 percent, which was a decrease of 9 basis points from the prior quarter efficiency ratio of 54.50 percent and an increase of 215 basis points from the prior year third quarter efficiency ratio of 52.26 percent. The lower efficiency ratio in the prior year third quarter included a gain of $2.3 million recognized on the sale of a former branch building.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	Allowance for Loan and Lease Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2019	$—	$3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
Fourth quarter 2017	2,886	2,894	1.97%	0.57%	0.68%

Net charge-offs for the current quarter were $3.5 million compared to $732 thousand for the prior quarter and $2.2 million from the same quarter last year. The increase in net charge-offs were primarily centered in one loan with a $1.9 million loss resulting from a negotiated short-sale. There was no current or prior quarter provision for loan losses compared to $3.2 million in the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, and other environmental factors will continue to determine the level of the loan loss provision.

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

Operating Results For Nine Months ended September 30, 2019
Compared to September 30, 2018
Income Summary
The following table summarizes revenue for the periods indicated:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018
Net interest income
Interest income	$400,896	$343,686	$57,210	17%
Interest expense	33,940	26,095	7,845	30%
Total net interest income	366,956	317,591	49,365	16%
Non-interest income
Service charges and other fees	53,178	55,179	(2,001)	(4)%
Miscellaneous loan fees and charges	3,934	5,527	(1,593)	(29)%
Gain on sale of loans	23,929	21,495	2,434	11%
Gain (loss) on sale of investments	14,158	(756)	14,914	(1,973)%
Other income	7,158	8,885	(1,727)	(19)%
Total non-interest income	102,357	90,330	12,027	13%
Total income	$469,313	$407,921	$61,392	15%
Net interest margin (tax-equivalent)	4.36%	4.18%

Net Interest Income
Net interest income for the first nine months of 2019 increased $49.4 million, or 16 percent, from the first nine months of 2018 and was primarily attributable to a $46.9 million increase in interest income from commercial loans. Interest expense of $33.9 million for the first nine months of 2019 increased $7.8 million, or 30 percent over the prior year same period as a result of increased deposits and borrowings combined with interest rate increases. The total funding cost (including non-interest bearing deposits) for the first nine months of 2019 was 42 basis points compared to 36 basis points for the first nine months of 2018.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2019 was 4.36 percent, an 18 basis points increase from the net interest margin of 4.18 percent for the first nine months of 2018. The increase in the margin was principally due to a shift in earning assets to higher yielding loans along with an increase in yields on the loan portfolio combined with relatively stable cost of funds and reduction in higher cost FHLB advances.

Non-interest Income
Non-interest income of $102.4 million for the first nine months of 2019 increased $12.0 million, or 13 percent, over the same period last year which was driven by the sale of debt securities from the balance sheet strategy implemented during the current year. Service charges and other fees of $53.2 million for 2019 year to date decreased $2.0 million, or 4 percent, from the same period prior year and although there was an increase in fees from increased number of deposit accounts from organic growth and acquisitions, the impact of the Durbin Amendment overshadowed such increases. Gain on the sale of loans of $23.9 million for the first nine months of 2019, increased $2.4 million, or 11 percent, compared to the prior year as a result of increased purchase and refinance activity. Other income decreased $1.7 million from the prior year and was the result of a gain of $2.3 million on the sale of a former branch building in the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018
Compensation and employee benefits	$167,210	$144,671	$22,539	16%
Occupancy and equipment	25,348	22,850	2,498	11%
Advertising and promotions	7,874	7,132	742	10%
Data processing	12,420	11,960	460	4%
Other real estate owned	496	2,957	(2,461)	(83)%
Regulatory assessments and insurance	3,726	3,812	(86)	(2)%
Loss on termination of hedging activities	13,528	—	13,528	n/m
Core deposit intangible amortization	5,919	4,539	1,380	30%
Other expenses	43,154	40,330	2,824	7%
Total non-interest expense	$279,675	$238,251	$41,424	17%
______________________________
n/m - not measurable

Total non-interest expense of $280 million for the first nine months of 2019 increased $41.4 million, or 17 percent, over the prior year same period. Compensation and employee benefits for the first nine months of 2019 increased $22.5 million, or 16 percent, from the same period last year due to the $5.4 million of stock compensation expense related to the Heritage acquisition, the increased number of employees from acquisitions and organic growth, and annual salary increases. Occupancy and equipment expense for the first nine months of 2019 increased $2.5 million, or 11 percent from the prior year as a result of increased cost from acquisitions and general cost increases. Loss on termination of hedging activities consisted of a $3.5 million write-off of the remaining unamortized prepayment penalties on FHLB borrowings and a $10.0 million loss recognized on the early termination of the pay-fixed interest rate swaps. Other expenses of $43.2 million, increased $2.8 million, or 7 percent, from the prior year.

Efficiency Ratio
The efficiency ratio was 58.82 percent for the first nine months of 2019. Excluding the $10.0 million loss recognized on the termination of the pay-fixed interest rate swap, the $3.5 million write-off of the remaining unamortized deferred prepayment penalties on FHLB advances, and the $5.4 million of accelerated stock compensation expense, the efficiency ratio would have been 54.74 percent, which was a 27 basis points improvement from the efficiency ratio of 55.01 percent for the first nine months of 2018.

Provision for Loan Losses
The provision for loan losses was $57 thousand for the first nine months of 2019, a decrease of $8.6 million from the same period in the prior year. Net charge-offs during the first nine months of 2019 were $5.8 million compared to $5.7 million during the same period in 2018.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$147,434	5%	$23,649	1%	$25,267	1%
U.S. government sponsored enterprises	67,189	3%	120,208	4%	118,550	4%
State and local governments	613,865	23%	852,250	30%	644,014	24%
Corporate bonds	147,383	5%	290,817	10%	305,225	11%
Residential mortgage-backed securities	767,253	28%	792,915	28%	826,164	31%
Commercial mortgage-backed securities	715,912	27%	491,824	17%	184,399	7%
Total available-for-sale	2,459,036	91%	2,571,663	90%	2,103,619	78%
Held-to-maturity
State and local governments	234,992	9%	297,915	10%	590,915	22%
Total held-to-maturity	234,992	9%	297,915	10%	590,915	22%
Total debt securities	$2,694,028	100%	$2,869,578	100%	$2,694,534	100%

The Company’s debt securities are primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory income tax rate of 21 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Mortgage-backed securities largely consists of short, weighted-average life U.S. agency guaranteed residential and commercial mortgage pass-through securities and to a lesser extent, short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$245,068	254,567	299,275	296,027
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	436,669	455,093	643,023	640,736
S&P: A+, A, A- / Moody’s: A1, A2, A3	123,124	130,717	163,041	167,779
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,333	4,208	4,382
Not rated by either entity	14,175	14,665	31,954	30,532
Below investment grade	1,046	1,049	1,050	1,050
Total	$823,299	859,424	1,142,551	1,140,506

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$456,255	477,856	657,051	658,062
General obligation - limited	128,157	134,061	173,973	177,275
Revenue	222,983	230,633	290,106	283,939
Certificate of participation	10,271	11,181	14,174	14,463
Other	5,633	5,693	7,247	6,767
Total	$823,299	859,424	1,142,551	1,140,506

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Michigan	$122,247	128,296	144,378	147,386
Washington	109,595	115,168	179,691	179,808
Texas	113,126	117,776	157,978	157,706
Montana	72,246	77,257	109,106	111,492
Ohio	37,570	38,778	53,698	53,615
All other states	368,515	382,149	497,700	490,499
Total	$823,299	859,424	1,142,551	1,140,506

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2019. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$125,461	1.89%	$2,287	2.46%	$9,196	3.02%	$10,490	2.67%	$—	—%	$147,434	2.02%
U.S. government sponsored enterprises	—	—%	67,189	2.68%	—	—%	—	—%	—	—%	67,189	2.68%
State and local governments	4,520	2.91%	27,234	2.92%	215,618	3.69%	366,493	3.86%	—	—%	613,865	3.75%
Corporate bonds	30,999	3.29%	116,384	3.31%	—	—%	—	—%	—	—%	147,383	3.30%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	767,253	2.59%	767,253	2.59%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	715,912	3.04%	715,912	3.04%
Total available- for-sale	160,980	2.19%	213,094	3.05%	224,814	3.67%	376,983	3.83%	1,483,165	2.80%	2,459,036	3.02%
Held-to-maturity
State and local governments	—	—%	10,204	2.37%	75,545	2.62%	149,243	2.94%	—	—%	234,992	2.81%
Total held-to-maturity	—	—%	10,204	2.37%	75,545	2.62%	149,243	2.94%	—	—%	234,992	2.81%
Total debt securities	$160,980	2.74%	$223,298	3.02%	$300,359	3.39%	$526,226	3.57%	$1,483,165	2.80%	$2,694,028	3.00%
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

The following table separates debt securities with an unrealized loss position at September 30, 2019 into two categories: securities purchased prior to 2019 and those purchase during 2019. Of those securities purchased prior to 2019, the fair market value and unrealized gain or loss at December 31, 2018 is also presented.

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2019
U.S. government and federal agency	$14,005	$(122)	(1)%	$17,275	$(89)	(1)%
Corporate bonds	6,786	(5)	—%	6,731	(58)	(1)%
Residential mortgage-backed securities	136,681	(768)	(1)%	167,094	(4,014)	(2)%
Commercial mortgage-backed securities	7,754	(68)	(1)%	10,280	(409)	(4)%
Total	$165,226	$(963)	(1)%	$201,380	$(4,570)	(2)%
Temporarily impaired securities purchased during 2019
U.S. government and federal agency	$124,955	$(45)	—%
Residential mortgage-backed securities	44,087	(56)	—%
Commercial mortgage-backed securities	9,925	(115)	(1)%
Total	$178,967	$(216)	—%
Temporarily impaired securities
U.S. government and federal agency	$138,960	$(167)	—%
Corporate bonds	6,786	(5)	—%
Residential mortgage-backed securities	180,768	(824)	—%
Commercial mortgage-backed securities	17,679	(183)	(1)%
Total	$344,193	$(1,179)	—%

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the identified ranges of unrealized loss as a percent of book value at September 30, 2019:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
0.1% to 5.0%	112	$(1,179)

With respect to the valuation history of the impaired debt securities, the Company identified 48 securities which have been continuously impaired for the twelve months ending September 30, 2019. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 48 debt securities which have been continuously impaired for the twelve months ended September 30, 2019, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	16	$(78)	$(17)
Residential mortgage-backed securities	29	(444)	(80)
Commercial mortgage-backed securities	3	(68)	(34)
Total	48	$(590)

Based on the Company's analysis of its impaired debt securities as of September 30, 2019, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at September 30, 2019 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at September 30, 2019 have been determined by the Company to be investment grade.

Equity securities. Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of September 30, 2019, the Company determined that none of such securities were impaired.

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

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$936,877	10%	$887,742	11%	$862,830	11%
Commercial loans
Real estate	5,548,174	59%	4,657,561	57%	4,527,577	57%
Other commercial	2,145,257	23%	1,911,171	23%	1,921,955	24%
Total	7,693,431	82%	6,568,732	80%	6,449,532	81%
Consumer and other loans
Home equity	615,781	6%	544,688	7%	528,404	7%
Other consumer	294,999	3%	286,387	4%	282,479	3%
Total	910,780	9%	831,075	11%	810,883	10%
Loans receivable	9,541,088	101%	8,287,549	102%	8,123,245	102%
ALLL	(125,535)	(1)%	(131,239)	(2)%	(132,535)	(2)%
Loans receivable, net	$9,415,553	100%	$8,156,310	100%	$7,990,710	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Other real estate owned	$7,148	7,281	7,480	12,399
Accruing loans 90 days or more past due
Residential real estate	1,212	1,333	788	2,063
Commercial	5,395	1,639	492	1,927
Consumer and other	1,305	491	738	343
Total	7,912	3,463	2,018	4,333
Non-accrual loans
Residential real estate	5,295	5,744	8,021	7,855
Commercial	31,080	31,353	35,883	44,100
Consumer and other	3,642	4,098	3,348	3,418
Total	40,017	41,195	47,252	55,373
Total non-performing assets	$55,077	51,939	56,750	72,105
Non-performing assets as a percentage of subsidiary assets	0.40%	0.41%	0.47%	0.61%
ALLL as a percentage of non-performing loans	262%	289%	266%	222%
Accruing loans 30-89 days past due	$29,954	37,937	33,567	25,181
Accruing troubled debt restructurings	$32,949	25,019	25,833	35,080
Non-accrual troubled debt restructurings	$6,723	6,041	10,660	12,911
U.S. government guarantees included in non-performing assets	$3,000	2,785	4,811	5,791
Interest income [1]	$1,544	1,057	2,340	2,042
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of subsidiary assets at September 30, 2019 was 0.40 percent, a decrease of 1 basis point from the prior quarter, and a decrease of 21 basis points from the prior year third quarter. Non-performing assets of $55.1 million at September 30, 2019 increased $3.1 million, or 6 percent, over the prior quarter and decreased $17.0 million, or 24 percent, over the prior year third quarter. The increase in the current quarter non-performing assets was isolated to a $2.7 million loan. Early stage delinquencies (accruing loans 30-89 days past due) as a percentage of loans at September 30, 2019 was 0.31 percent, which was a decrease of 12 basis points from prior quarter and no change from prior year third quarter. Early stage delinquencies of $30.0 million at September 30, 2019 decreased $8.0 million from the prior quarter and increased $4.8 million from the prior year third quarter.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans totaled $109 million as of September 30, 2019 and December 31, 2018. The ALLL includes specific valuation allowances of $107 thousand and $3.2 million of impaired loans as of September 30, 2019 and December 31, 2018, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $39.7 million and $36.5 million as of September 30, 2019 and December 31, 2018, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2019 was $3.0 million. The fair value of the loan collateral acquired in foreclosure during 2019 was $2.3 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Balance at beginning of period	$7,480	7,480	14,269	14,269
Acquisitions	—	—	187	187
Additions	2,347	1,914	4,924	4,066
Capital improvements	—	—	21	—
Write-downs	(271)	(144)	(2,727)	(2,541)
Sales	(2,408)	(1,969)	(9,194)	(3,582)
Balance at end of period	$7,148	7,281	7,480	12,399

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

The Company’s model includes sixteen bank divisions with separate management teams providing substantial local oversight to the lending and credit management function. The Company’s business model affords multiple reviews of larger loans before credit is extended, a significant benefit in mitigating and managing the Company’s credit risk. The geographic dispersion of the market areas in which the Company operates further mitigates the risk of credit loss. While this process is intended to limit credit exposure, there can be no assurance that further problem credits will not arise and additional loan losses incurred.

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	September 30, 2019			December 31, 2018			September 30, 2018
(Dollars in thousands)	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category	ALLL	Percent of ALLL in Category	Percent of Loans in Category
Residential real estate	$10,237	8%	10%	$10,631	8%	11%	$10,754	8%	11%
Commercial real estate	69,658	56%	58%	72,448	55%	56%	73,566	56%	56%
Other commercial	36,858	29%	22%	38,160	29%	23%	37,957	29%	24%
Home equity	5,041	4%	7%	5,811	5%	7%	5,928	4%	6%
Other consumer	3,741	3%	3%	4,189	3%	3%	4,330	3%	3%
Total	$125,535	100%	100%	$131,239	100%	100%	$132,535	100%	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Balance at beginning of period	$131,239	131,239	129,568	129,568
Provision for loan losses	57	57	9,953	8,707
Charge-offs
Residential real estate	(482)	(341)	(728)	(257)
Commercial loans	(4,864)	(1,607)	(8,514)	(5,457)
Consumer and other loans	(6,744)	(4,252)	(8,565)	(6,191)
Total charge-offs	(12,090)	(6,200)	(17,807)	(11,905)
Recoveries
Residential real estate	240	232	87	78
Commercial loans	3,120	1,793	5,045	2,806
Consumer and other loans	2,969	1,933	4,393	3,281
Total recoveries	6,329	3,958	9,525	6,165
Net charge-offs	(5,761)	(2,242)	(8,282)	(5,740)
Balance at end of period	$125,535	129,054	131,239	132,535
ALLL as a percentage of total loans	1.32%	1.46%	1.58%	1.63%
Net charge-offs as a percentage of total loans	0.06%	0.03%	0.10%	0.07%

The ALLL as a percent of total loans outstanding at September 30, 2019 was 1.32 percent, which was a 14 basis points decrease compared to the prior quarter and a decrease of 31 basis points from a year ago. The decrease was attributable to stabilizing credit quality and the addition of loans from the acquisitions which were added to the portfolio on a fair value basis and as a result did not require an allowance at acquisition date. The Company’s ALLL of $126 million is considered adequate to absorb probable and incurred losses from any class of its loan portfolio. For the periods ended September 30, 2019 and 2018, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2019, net charge-offs exceeded the provision for loan losses by $5.7 million. During the same period in 2018, provision for loan losses exceeded net charge-offs by $3.0 million.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 182 locations, including 164 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, the economic environment and housing markets throughout the Company’s footprint continue to show positive signs of improvement. Home prices continue to increase in all of the states within the Company’s footprint and all of the eight states continue to remain above the United States average. Five of the top ten states for house price appreciation belong to states in the Company’s footprint. Home ownership in the United States is at 64 percent, which is still approximately 5 percent less than the peak before the most recent financial crisis. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects positive growth throughout the Company’s footprint. The second quarter of 2019 was the ninth consecutive quarter the United States economy grew at or above 2.0 percent. All states in the Company’s footprint have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil prices remain volatile, base metal prices began a downward trend in 2018 and natural gas prices, outside of winter spikes, have remained fairly stable over the last 18 months. Most agriculture commodities within the Company’s footprint remain relatively stable. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent and 13 percent of the Company’s total loan portfolio and accounted for 23 percent and 21 percent of the Company’s non-accrual loans at September 30, 2019 and December 31, 2018, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Specific valuation allowance	$107	108	3,223	1,690
General valuation allowance	125,428	128,946	128,016	130,845
Total ALLL	$125,535	129,054	131,239	132,535

During 2019, the ALLL decreased by $5.7 million, the net result of a $3.1 million decrease in the specific valuation allowance and a $2.6 million decrease in the general valuation allowance. The specific valuation allowance decreased as the result of a $13.6 million decrease in loans individually evaluated for impairment with a specific impairment. The decrease in the general valuation allowance since the prior year end was a result of changes in qualitative or environmental factors and stabilizing credit quality.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018
Custom and owner occupied construction	$147,626	$140,186	$126,595	$123,369	5%	17%	20%
Pre-sold and spec construction	207,596	171,464	121,938	109,214	21%	70%	90%
Total residential construction	355,222	311,650	248,533	232,583	14%	43%	53%
Land development	103,090	120,052	137,814	125,272	(14)%	(25)%	(18)%
Consumer land or lots	128,668	128,544	127,775	123,979	—%	1%	4%
Unimproved land	71,467	74,244	83,579	75,183	(4)%	(14)%	(5)%
Developed lots for operative builders	13,782	14,117	17,061	14,922	(2)%	(19)%	(8)%
Commercial lots	64,904	57,447	34,096	30,255	13%	90%	115%
Other construction	443,947	453,782	520,005	487,428	(2)%	(15)%	(9)%
Total land, lot, and other construction	825,858	848,186	920,330	857,039	(3)%	(10)%	(4)%
Owner occupied	1,666,211	1,418,190	1,343,563	1,330,024	17%	24%	25%
Non-owner occupied	2,023,262	1,780,988	1,605,960	1,564,182	14%	26%	29%
Total commercial real estate	3,689,473	3,199,178	2,949,523	2,894,206	15%	25%	27%
Commercial and industrial	1,009,310	1,024,828	907,340	884,414	(2)%	11%	14%
Agriculture	718,255	697,893	646,822	672,916	3%	11%	7%
1st lien	1,208,096	1,154,221	1,108,227	1,109,308	5%	9%	9%
Junior lien	53,931	53,055	56,689	59,345	2%	(5)%	(9)%
Total 1-4 family	1,262,027	1,207,276	1,164,916	1,168,653	5%	8%	8%
Multifamily residential	350,622	278,539	247,457	222,647	26%	42%	57%
Home equity lines of credit	612,775	592,355	539,938	521,778	3%	13%	17%
Other consumer	171,633	167,964	165,865	166,788	2%	3%	3%
Total consumer	784,408	760,319	705,803	688,566	3%	11%	14%
States and political subdivisions	471,599	454,085	404,671	429,409	4%	17%	10%
Other	174,755	114,534	125,310	123,461	53%	39%	42%
Total loans receivable, including loans held for sale	9,641,529	8,896,488	8,320,705	8,173,894	8%	16%	18%
Less loans held for sale [1]	(100,441)	(54,711)	(33,156)	(50,649)	84%	203%	98%
Total loans receivable	$9,541,088	$8,841,777	$8,287,549	$8,123,245	8%	15%	17%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Sep 30, 2019	Sep 30, 2019	Sep 30, 2019
Custom and owner occupied construction	$283	283	—	1,599	283	—	—
Pre-sold and spec construction	1,219	1,261	463	474	1,219	—	—
Total residential construction	1,502	1,544	463	2,073	1,502	—	—
Land development	1,006	1,272	2,166	5,147	494	—	512
Consumer land or lots	828	1,075	1,428	1,592	368	—	460
Unimproved land	8,781	8,864	9,338	9,815	6,998	486	1,297
Developed lots for operative builders	—	—	68	68	—	—	—
Commercial lots	575	575	1,046	1,046	—	—	575
Other construction	—	241	120	147	—	—	—
Total land, lot and other construction	11,190	12,027	14,166	17,815	7,860	486	2,844
Owner occupied	8,251	6,998	5,940	11,246	6,141	538	1,572
Non-owner occupied	9,271	7,198	10,567	10,847	6,099	3,172	—
Total commercial real estate	17,522	14,196	16,507	22,093	12,240	3,710	1,572
Commercial and industrial	6,135	5,690	3,914	5,615	5,749	172	214
Agriculture	3,469	4,228	7,040	7,856	2,612	707	150
1st lien	9,420	10,211	10,290	9,543	6,104	1,665	1,651
Junior lien	669	592	565	2,610	597	—	72
Total 1-4 family	10,089	10,803	10,855	12,153	6,701	1,665	1,723
Multifamily residential	206	—	—	613	206	—	—
Home equity lines of credit	3,553	2,474	2,770	3,470	2,435	549	569
Other consumer	1,098	597	456	417	412	610	76
Total consumer	4,651	3,071	3,226	3,887	2,847	1,159	645
Other	313	380	579	—	300	13	—
Total	$55,077	51,939	56,750	72,105	40,017	7,912	7,148

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018
Custom and owner occupied construction	$49	$49	$1,661	$4,502	—%	(97)%	(99)%
Pre-sold and spec construction	8	219	887	494	(96)%	(99)%	(98)%
Total residential construction	57	268	2,548	4,996	(79)%	(98)%	(99)%
Land development	1,282	1,990	228	516	(36)	462%	148%
Consumer land or lots	836	206	200	235	306%	318%	256%
Unimproved land	8	658	579	629	(99)%	(99)%	(99)%
Developed lots for operative builders	—	—	122	—	n/m	(100)%	n/m
Commercial lots	—	—	203	—	n/m	(100)%	n/m
Other construction	142	—	4,170	—	n/m	(97)%	n/m
Total land, lot and other construction	2,268	2,854	5,502	1,380	(21)%	(59)%	64%
Owner occupied	2,949	5,322	2,981	2,872	(45)%	(1)%	3%
Non-owner occupied	1,286	11,700	1,245	1,131	(89)%	3%	14%
Total commercial real estate	4,235	17,022	4,226	4,003	(75)%	—%	6%
Commercial and industrial	12,780	3,006	3,374	4,791	325%	279%	167%
Agriculture	1,290	3,125	6,455	1,332	(59)%	(80)%	(3)%
1st lien	2,521	2,776	5,384	3,795	(9)%	(53)%	(34)%
Junior lien	715	1,302	118	420	(45)%	506%	70%
Total 1-4 family	3,236	4,078	5,502	4,215	(21)%	(41)%	(23)%
Multifamily residential	149	1,598	—	—	(91)	n/m	n/m
Home equity lines of credit	4,162	3,931	3,562	2,467	6%	17%	69%
Other consumer	1,388	1,683	1,650	1,903	(18)%	(16)%	(27)%
Total consumer	5,550	5,614	5,212	4,370	(1)%	6%	27%
States and political subdivisions	—	—	229	—	n/m	(100)%	n/m
Other	389	372	519	94	5%	(25)%	314%
Total	$29,954	$37,937	$33,567	$25,181	(21)%	(11)%	19%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Dec 31, 2018	Sep 30, 2018	Sep 30, 2019	Sep 30, 2019
Pre-sold and spec construction	$(12)	(6)	(352)	(348)	—	12
Land development	(25)	15	(116)	(110)	42	67
Consumer land or lots	(160)	(2)	(146)	(121)	37	197
Unimproved land	(271)	(54)	(445)	(288)	—	271
Developed lots for operative builders	(18)	(18)	33	33	—	18
Commercial lots	(4)	(3)	1	3	—	4
Other construction	(142)	(32)	(19)	(4)	9	151
Total land, lot and other construction	(620)	(94)	(692)	(487)	88	708
Owner occupied	(35)	139	1,320	902	226	261
Non-owner occupied	1,861	7	853	(6)	1,988	127
Total commercial real estate	1,826	146	2,173	896	2,214	388
Commercial and industrial	1,066	37	2,449	1,893	1,797	731
Agriculture	(32)	(32)	16	39	67	99
1st lien	189	56	577	8	439	250
Junior lien	(254)	(222)	(371)	486	44	298
Total 1-4 family	(65)	(166)	206	494	483	548
Multifamily residential	—	—	(649)	(6)	—	—
Home equity lines of credit	(25)	(11)	(97)	(39)	13	38
Other consumer	380	313	261	161	606	226
Total consumer	355	302	164	122	619	264
Other	3,243	2,055	4,967	3,137	6,822	3,579
Total	$5,761	2,242	8,282	5,740	12,090	6,329

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

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,772,766	35%	$3,001,178	32%	$3,103,112	32%
NOW and DDA accounts	2,592,483	24%	2,391,307	25%	2,346,050	24%
Savings accounts	1,472,465	13%	1,346,790	14%	1,345,163	14%
Money market deposit accounts	1,940,517	18%	1,684,284	18%	1,722,975	18%
Certificate accounts	955,765	9%	901,484	9%	932,461	10%
Wholesale deposits	134,629	1%	168,724	2%	151,421	2%
Total interest bearing deposits	7,095,859	65%	6,492,589	68%	6,498,070	68%
Total deposits	$10,868,625	100%	$9,493,767	100%	$9,601,182	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2019	December 31, 2018
Repurchase agreements
Amount outstanding at end of period	$558,752	396,151
Weighted interest rate on outstanding amount	0.81%	0.87%
Maximum outstanding at any month-end	$558,752	408,754
Average balance	$446,826	383,791
Weighted-average interest rate	0.80%	0.59%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of September 30, 2019 were $140 million, including fair value adjustments from acquisitions.

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
1.assessing on an ongoing basis, the current and expected future needs for funds, and ensuring that sufficient funds or access to funds exist to meet those needs at the appropriate time;
2.providing for an adequate cushion of liquidity to meet unanticipated cash flow needs that may arise from potential adverse circumstances ranging from high probability/low severity events to low probability/high severity; and
3.balancing the benefits between providing for adequate liquidity to mitigate potential adverse events and the cost of that liquidity.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
FHLB advances
Borrowing capacity	$2,251,142	2,103,860
Amount utilized	(8,676)	(444,749)
Amount available	$2,242,466	1,659,111
FRB discount window
Borrowing capacity	$923,092	875,936
Amount utilized	—	—
Amount available	$923,092	875,936
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$147,434	23,649
U.S. government sponsored enterprises	28,007	108,952
State and local governments	440,253	618,613
Corporate bonds	147,383	290,817
Residential mortgage-backed securities	254,281	220,653
Commercial mortgage-backed securities	195,791	273,439
Total unencumbered debt securities	$1,213,149	1,536,123

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 92,180,618 have been issued as of September 30, 2019. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2019. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2019:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.57%	13.43%	13.43%	11.78%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.925 percent in Idaho, 4.95 percent in Utah, 4.63 percent in Colorado and 4.9 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax.

Income tax expense for the nine months ended September 30, 2019 and 2018 was $36.4 million and $28.7 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 19.2 percent and 17.8 percent, respectively. The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $36.9 million and $41.9 million for the nine months ended September 30, 2019 and 2018, respectively. Benefits from federal income tax credits were $7.9 million and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $18.8 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2019	$4,153	6,830	850	11,833
2020	4,475	8,026	813	13,314
2021	4,712	7,793	759	13,264
2022	3,944	7,722	695	12,361
2023	3,348	7,611	663	11,622
Thereafter	1,416	33,042	1,565	36,023
	$22,048	71,024	5,345	98,417

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2019			September 30, 2019
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$994,906	$12,156	4.89%	$950,516	$34,345	4.82%
Commercial loans [1]	7,378,337	98,465	5.29%	6,905,151	272,269	5.27%
Consumer and other loans	906,148	11,658	5.10%	871,544	33,145	5.08%
Total loans [2]	9,279,391	122,279	5.23%	8,727,211	339,759	5.21%
Tax-exempt investment securities [3]	899,914	9,280	4.13%	938,998	29,212	4.15%
Taxable investment securities [4]	1,917,045	14,250	2.97%	1,891,560	42,225	2.98%
Total earning assets	12,096,350	145,809	4.78%	11,557,769	411,196	4.76%
Goodwill and intangibles	429,191			373,207
Non-earning assets	672,550			593,011
Total assets	$13,198,091			$12,523,987
Liabilities
Non-interest bearing deposits	$3,513,908	$—	—%	$3,182,783	$—	—%
NOW and DDA accounts	2,473,375	1,091	0.17%	2,396,828	3,037	0.17%
Savings accounts	1,445,323	270	0.07%	1,398,539	757	0.07%
Money market deposit accounts	1,845,184	1,540	0.33%	1,733,245	3,675	0.28%
Certificate accounts	929,441	2,412	1.03%	912,283	6,648	0.97%
Total core deposits	10,207,231	5,313	0.21%	9,623,678	14,117	0.20%
Wholesale deposits [5]	146,339	901	2.44%	159,314	3,062	2.57%
FHLB advances	222,449	2,035	3.58%	349,998	8,937	3.37%
Repurchase agreements and other borrowed funds	645,426	2,698	1.66%	598,907	7,824	1.75%
Total interest bearing liabilities	11,221,445	10,947	0.39%	10,731,897	33,940	0.42%
Other liabilities	101,806			109,090
Total liabilities	11,323,251			10,840,987
Stockholders’ Equity
Common stock	903			870
Paid-in capital	1,292,182			1,152,076
Retained earnings	531,181			501,158
Accumulated other comprehensive income	50,574			28,896
Total stockholders’ equity	1,874,840			1,683,000
Total liabilities and stockholders’ equity	$13,198,091			$12,523,987
Net interest income (tax-equivalent)		$134,862			$377,256
Net interest spread (tax-equivalent)			4.39%			4.34%
Net interest margin (tax-equivalent)			4.42%			4.36%
______________________________
1Includes tax effect of $1.2 million and $3.5 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2019, respectively.
2Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.9 million and $6.0 million on tax-exempt debt securities income for the three and nine months ended September 30, 2019, respectively.
4Includes tax effect of $275 thousand and $863 thousand on federal income tax credits for the three and nine months ended September 30, 2019, respectively.
5Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts.

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

	Nine Months ended
	2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$3,415	1,640	5,055
Commercial loans (tax-equivalent)	32,784	14,541	47,325
Consumer and other loans	4,131	1,027	5,158
Investment securities (tax-equivalent)	(1,591)	(117)	(1,708)
Total interest income	38,739	17,091	55,830
Interest expense
NOW and DDA accounts	236	(23)	213
Savings accounts	58	57	115
Money market deposit accounts	48	1,170	1,218
Certificate accounts	(40)	2,049	2,009
Wholesale deposits	54	200	254
FHLB advances	3,028	(825)	2,203
Repurchase agreements and other borrowed funds	879	954	1,833
Total interest expense	4,263	3,582	7,845
Net interest income (tax-equivalent)	$34,476	13,509	47,985

Net interest income (tax-equivalent) increased $48.0 million for the nine months ended September 30, 2019 compared to the same period in 2018. The interest income for the first nine months of 2019 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Furthermore, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. Total interest expense increased from the prior year primarily from increased balances of FHLB advances, coupled with interest rate increases in money market deposit accounts and certificate accounts.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of September 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2018 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)Not Applicable

(b)Not Applicable

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

104  Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER BANCORP, INC.

November 4, 2019	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

November 4, 2019	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO