Form 10-K
period 2019-12-31
GLACIER BANCORP, INC.
filed 2020-02-21
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-18911
________________________________________________________________________________________________________________________
GLACIER BANCORP, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________

Montana			81-0519541
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
49 Commons Loop	Kalispell,	Montana	59901
(Address of principal executive offices)			(Zip Code)
(406)			756-4200
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3,494,246,985 (based on the average bid and asked price as quoted on the NASDAQ Global Select Market as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on February 11, 2020 was 92,308,549. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2020 Annual Meeting Proxy Statement dated on or about March 16, 2020 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ACL – allowance for credit losses	GAAP – accounting principles generally accepted in the
ALCO – Asset Liability Committee	United States of America
ALLL or allowance – allowance for loan and lease losses	Ginnie Mae – Government National Mortgage Association
ARRC – Alternative Reference Rates Committee	GLBA – Gramm-Leach-Bliley Financial Services
ASC – Accounting Standards CodificationTM	Modernization Act of 1999
ASU – Accounting Standards Update	Heritage – Heritage Bancorp and its subsidiary, Heritage Bank of Nevada
ATM – automated teller machine	Interest rate locks – residential real estate derivatives for commitments
Bank – Glacier Bank	Interstate Act – Riegle-Neal Interstate Banking and Branching
Basel III – third installment of the Basel Accords	Efficiency Act of 1994
BHCA – Bank Holding Company Act of 1956, as amended	IRS – Internal Revenue Service
Board – Glacier Bancorp, Inc.’s Board of Directors	LIBOR – London Interbank Offered Rate
bp or bps – basis point(s)	LIHTC – Low-Income Housing Tax Credit
BSA – Bank Secrecy Act	MT Division of Banking – Montana Department of Administration’s
CDE – Certified Development Entity	Division of Banking and Financial Institutions
CDFI Fund – Community Development Financial Institutions Fund	NII – net interest income
CEO – Chief Executive Officer	NMTC – New Markets Tax Credits
CECL – current expected credit losses	NOW – negotiable order of withdrawal
CFO – Chief Financial Officer	NRSRO – Nationally Recognized Statistical Rating Organizations
CFPB – Consumer Financial Protection Bureau	OCI – other comprehensive income
Collegiate – Columbine Capital Corp. and its subsidiary,	OREO – other real estate owned
Collegiate Peaks Bank	Patriot Act – Uniting and Strengthening America by Providing Appropriate
Company – Glacier Bancorp, Inc.	Tools Required to Intercept and Obstruct Terrorism Act of 2001
COSO – Committee of Sponsoring Organizations of the	PCAOB – Public Company Accounting Oversight Board (United States)
Treadway Commission	Proxy Statement – the 2020 Annual Meeting Proxy Statement
CRA – Community Reinvestment Act of 1977	Repurchase agreements – securities sold under agreements
DDA – demand deposit account	to repurchase
DIF – federal Deposit Insurance Fund	ROU – right-of-use
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	S&P – Standard and Poor’s
Consumer Protection Act of 2010	SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	SEC – United States Securities and Exchange Commission
Protection Act	SERP – Supplemental Executive Retirement Plan
EVE – economic value of equity	SOFR – Secured Overnight Financing Rate
Fannie Mae – Federal National Mortgage Association	SOX Act – Sarbanes-Oxley Act of 2002
FASB – Financial Accounting Standards Board	Tax Act – The Tax Cuts and Jobs Act
FDIC – Federal Deposit Insurance Corporation	TBA – to-be-announced
FHLB – Federal Home Loan Bank	TDR – troubled debt restructuring
Final Rules – final rules implemented by the federal banking	VIE – variable interest entity
agencies that amended regulatory risk-based capital rules
FNB – FNB Bancorp and its subsidiary, The First National Bank of Layton
FRB – Federal Reserve Bank
Freddie Mac – Federal Home Loan Mortgage Corporation
FSB – Inter-Mountain Bancorp., Inc., and its subsidiary,
First Security Bank

PART I

Item 1. Business

General
Glacier Bancorp, Inc., headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The terms “Company,” "we," "us" and "our" mean Glacier Bancorp, Inc. and its subsidiaries, when appropriate. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. We provide a full range of banking services to individuals and businesses from 181 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through our wholly-owned bank subsidiary, Glacier Bank (“Bank”). We offer a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination services. We serve individuals, small to medium-sized businesses, community organizations and public entities. For information regarding our lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2019, the Bank consists of sixteen bank divisions, a treasury division, an information technology division and a centralized mortgage division. The Bank divisions operate under separate names, management teams and advisory directors. and include the following:
•Glacier Bank (Kalispell, Montana) with operations in Montana;
•First Security Bank of Missoula (Missoula, Montana) with operations in Montana;
•Valley Bank of Helena (Helena, Montana) with operations in Montana;
•First Security Bank (Bozeman, Montana) with operations in Montana;
•Western Security Bank (Billings, Montana) with operations in Montana;
•First Bank of Montana (Lewistown, Montana) with operations in Montana;
•Mountain West Bank (Coeur d’Alene, Idaho) with operations in Idaho and Washington;
•Citizens Community Bank (Pocatello, Idaho) with operations in Idaho;
•First Bank (Powell, Wyoming) with operations in Wyoming;
•First State Bank (Wheatland, Wyoming) with operations in Wyoming;
•North Cascades Bank (Chelan, Washington) with operations in Washington;
•Bank of the San Juans (Durango, Colorado) with operations in Colorado;
•Collegiate Peaks Bank (Buena Vista, Colorado) with operations in Colorado;
•The Foothills Bank (Yuma, Arizona) with operations in Arizona;
•First Community Bank Utah (Layton, Utah) with operations in Utah; and
•Heritage Bank of Nevada (Reno, NV) with operations in Nevada.

The treasury division includes the Bank’s investment portfolio and wholesale borrowings, the information technology division includes the Bank’s internal data processing, and the centralized mortgage division includes mortgage loan servicing and secondary market sales. We consider the Bank to be our sole operating segment.

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

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities as Tier 1 regulatory capital instruments. The trust subsidiaries are not included in our consolidated financial statements. Our investments in the trust subsidiaries are included in other assets on our statements of financial condition.

As of December 31, 2019, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent and Pending Acquisitions
Our strategy is to profitably grow our business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain and Western states. We have completed the following acquisitions during the last five years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada (collectively, "Heritage")	July 31, 2019	$977,944	615,279	722,220
FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton (collectively, "FNB")	April 30, 2019	379,155	245,485	274,646
Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank (collectively, “FSB”)	February 28, 2018	1,109,684	627,767	877,586
Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank (collectively, “Collegiate”)	January 31, 2018	551,198	354,252	437,171
TFB Bancorp, Inc. and its subsidiary, The Foothills Bank	April 30, 2017	385,839	292,529	296,760
Treasure State Bank	August 31, 2016	76,165	51,875	58,364
Cañon Bank Corporation and its subsidiary, Cañon National Bank	October 31, 2015	270,121	159,759	237,326
Montana Community Banks, Inc. and its subsidiary, Community Bank	February 28, 2015	175,774	84,689	146,820

On September 30, 2019, we announced the signing of a definitive agreement to acquire State Bank Corp., the parent company of State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). SBAZ provides banking services to individuals and businesses in Arizona with locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. As of December 31, 2019, SBAZ had total assets of $678 million, gross loans of $439 million and total deposits of $587 million. The acquisition has received regulatory approvals, is subject to other customary conditions of closing and is expected to be completed in the first quarter of 2020. Upon closing of the transaction, SBAZ will merge into our Foothills Bank division and will expand our footprint in Arizona to cover all major markets in the state and be a leading community bank in Arizona.

See Note 22 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the 2019 and 2018 acquisitions.

Market Area and Competition
We have 181 locations, which consists of 164 branches and 17 loan or administration offices, in 66 counties within 8 states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The market area’s economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including savings and loans, commercial banks, and credit unions in the markets in which we have locations. Competition is also increasing for deposit and lending services from internet-based competitors. Non-depository financial service institutions, primarily in the securities, insurance and retail industries, have also become competitors for retail savings, investment funds and lending activities. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including on-line banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service.

The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the eight states we operate in. Percentages of deposits are based on the FDIC summary of deposits survey as of June 30, 2019.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	71	17	26.1%
Idaho	29	9	7.6%
Utah	10	5	0.1%
Washington	14	7	2.2%
Wyoming	17	8	23.8%
Colorado	25	12	1.5%
Arizona	8	5	1.3%
Nevada	7	3	5.8%
	181	66

Employees
As of December 31, 2019, we employed 3,046 persons, 2,801 of whom were employed full time and none of whom were represented by a collective bargaining group. We provide our qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave, 401(k) plan, profit sharing plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan. We consider our employee relations to be excellent. See Note 13 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Company's Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2020 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Website Access
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.glacierbancorp.com) as soon as reasonably practicable after we have filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

Supervision and Regulation
We are subject to extensive regulation under federal and state laws. This section provides a general overview of the federal and state regulatory framework applicable to us. In general, this regulatory framework is designed to protect depositors, the federal Deposit Insurance Fund (“DIF”), and the federal and state banking system as a whole, rather than specifically for the protection of shareholders. Note that this section is not intended to summarize all laws and regulations applicable to us. Descriptions of statutory or regulatory provisions do not purport to be complete and are qualified by reference to those provisions.

These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to us (including their interpretation or implementation) cannot be predicted and could have a material effect on our business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to us have been made or proposed in recent years. Continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business and operations.

The Company is subject to regulation and supervision by the Federal Reserve and the Montana Department of Administration’s Division of Banking and Financial Institutions (“MT Division of Banking”) and regulation generally by the State of Montana. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which are both administered by the SEC. The Bank is subject to regulation and supervision by the FDIC, the MT Division of Banking, and, with respect to Bank branches outside of the State of Montana, the respective regulators in those states.

Federal and State Bank Holding Company Regulation
General. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), due to its ownership of and control over the Bank. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Federal Reserve. Further, because the Bank is a “regional banking organization” under Montana law, the Company (as a bank holding company of the Bank) is also subject to regulation, supervision and examination by the MT Division of Banking. In general, the BHCA limits the business of a bank holding company to owning or controlling banks and engaging in, or retaining or acquiring shares in a company engaged in, other activities closely related to the business of banking. In addition, the Company must also file reports with and provide additional information to the Federal Reserve.

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

Tying Arrangements. We are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, we may not condition an extension of credit to a customer on either 1) a requirement that the customer obtain additional services provided by us; or 2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

State Law Restrictions under Corporate Law. As a Montana corporation, the Company is subject to certain limitations and restrictions under applicable Montana corporate law. For example, Montana corporate law includes limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of the Bank
General. Deposits in the Bank are insured by the FDIC. The Bank is subject to primary supervision, periodic examination, and regulation of the FDIC and the MT Division of Banking. These agencies have the authority to prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to federal law and the laws of the State of Montana, with respect to the Bank's branches in Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, the Bank is also subject to the various laws and regulations governing its activities in those states.

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

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdictions, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. The Bank received a “satisfactory” rating in its most recent CRA examination.

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. These extensions of credit 1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and 2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

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

Dividends
A principal source of the Company’s cash is from dividends received from the Bank, which are subject to regulation and limitation. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

Rules adopted in accordance with the third installment of the Basel Accords (“Basel III”) also impose limitations on the Bank's ability to pay dividends. In general, these rules limit the Bank's ability to pay dividends unless the Bank's common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5 percent of risk-weighted assets.

The Federal Reserve has also issued a policy statement on the payment of cash dividends by bank holding companies. In general, the policy statement expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the bank holding company’s earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes under-capitalized. These various regulatory policies may affect our ability to pay dividends or otherwise engage in capital distributions.

The Dodd-Frank Act
General. The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of banks and bank holding companies. Some of the provisions of the Dodd-Frank Act that may impact our business and operations are summarized below.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. Because our total consolidated assets exceed $10 billion, we are subject to the direct supervision of the CFPB. The CFPB has issued and continues to issue numerous regulations under which we will continue to incur additional expense in connection with our ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:
•positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers;
•the CFPB's final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;
•positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and
•focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. Because our total consolidated assets exceeded $10 billion during the first quarter of 2018, we became subject to the interchange fee cap beginning July 1, 2019 on a go-forward basis. The interchange fee cap is estimated to reduce our interchange fee income by an estimated $20 million (pre-tax) on an annual basis.

Stress Testing
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRC Act”) was signed into law, which is bipartisan legislation that rolled back certain provisions of the Dodd-Frank Act to provide regulatory relief to certain financial institutions. In relevant part, the EGRRC Act raised the applicability threshold for company-run stress testing required under the Dodd-Frank Act by exempting bank holding companies under $100 billion in total assets and raising the asset threshold for covered banks from $10 billion to $250 billion. In November of 2019, the FDIC adopted a final rule to implement these changes. As a result, we are not currently subject to the Dodd-Frank Act stress testing requirements.

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

The Final Rules also require a capital conservation buffer designed to absorb losses during periods of economic stress. Failure to comply with this buffer requirement may result in constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The Final Rules change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. For additional information regarding trust preferred securities and their impact to regulatory capital, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Examinations. Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing to a risk-focused approach. These examinations are extensive and cover the entire breadth of the operations of a bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $3 billion in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the institution or as a result of certain triggering events. Because our total consolidated assets exceed $10 billion, we are also subject to the direct supervision of the CFPB.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006. In relevant part, the Patriot Act 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. We have established comprehensive compliance programs designed to comply with the requirements of the BSA and Patriot Act.

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

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. Under the FDIC’s assessment system for determining payments to the DIF, insured depository institutions with more than $10 billion in assets are assessed under a “scorecard” methodology that seeks to capture both the probability that such an institution will fail and the magnitude of the impact on the DIF if such a failure occurs. In addition, the Dodd-Frank Act 1) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; 2) required that the DIF reserve ratio meet 1.35 percent by 2020; and 3) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent by imposing a surcharge on those institutions. The surcharge continued through September of 2018 when the DIF reserve ratio reached 1.36 percent, which was ahead of the Dodd-Frank Act’s 2020 deadline to meet the 1.35 percent reserve ratio. As a result, certain institutions, such as the Bank, are entitled to receive credits for the portions of their assessments that contributed to growth in the reserve ratio between 1.15 percent and 1.35 percent. For instance, the Bank received a $2.5 million credit during 2019. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact our business. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations. While recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), the current administration has expressed an attempt to reduce these regulatory burdens.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Heightened Requirements for Large Bank Holding Companies and Banks
As mentioned above, the Dodd-Frank Act imposed heightened requirements on large bank holding companies and banks, and the EGRRC Act has rolled back certain provisions of the Dodd-Frank Act. In particular, the EGRRC Act increased the asset threshold for certain rules that previously applied to bank holding companies and banks with at least $10 billion in total consolidated assets. As a result of the EGRRC Act and follow-up rules, we are not currently subject to several of those heightened requirements (e.g., stress testing and a dedicated risk committee), but we will remain subject to other requirements of the Dodd-Frank Act left unaffected by the EGRRC Act, such as the requirement that we be examined, primarily by the CFPB, for compliance with federal consumer protection laws. We have established a comprehensive compliance system to ensure compliance with these rules.

Item 1A. Risk Factors

The following is a discussion of what we believe are the most significant risks and uncertainties that may affect our business, financial condition and future results of operations. These risks are not the only ones that we face. Other risks and uncertainties not currently known to us or currently believed to be material may harm our future business, financial condition, results of operations and prospects.

Economic conditions in the market areas the Bank serves may adversely impact its earnings and could increase the credit risk associated with its loan portfolio and the value of its investment portfolio.
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, and a softening of the economies in these market areas could have a material adverse effect on its business, financial condition, results of operations and prospects. Any future deterioration in economic conditions in the markets the Bank serves could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•collateral for loans made may decline in value, in turn reducing customers’ borrowing power;
•certain securities within the investment portfolio could become other-than-temporarily impaired, requiring a write-down through earnings to fair value, thereby reducing equity;
•low cost or non-interest bearing deposits may decrease; and
•demand for loan and other products and services may decrease.

National and global economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.
Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond our control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, global trade disputes and the associated imposition of tariffs in certain cases, the uncertain future relationship of the United Kingdom with the European Union (e.g., Brexit), and the ever-changing landscape of the energy and medical industries. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our markets could have an adverse effect, which could be material, on its business, financial condition, results of operations and prospects, and could cause the market price of our stock to decline.

We are subject to heightened regulatory requirements related to our having exceeded $10 billion in assets.
We exceeded total consolidated assets of $10 billion during the first quarter of 2018. The Dodd-Frank Act and its implementing regulations impose additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with specific sections of the Federal Reserve's prudential oversight requirements. The Durbin Amendment, which was passed as part of the Dodd-Frank Act, instructed the Federal Reserve to establish rules limiting the amount of interchange fees that can be charged to merchants for debit card processing.  The Federal Reserve's Final ules contained several key pieces, including in relevant part an interchange fee cap, certain fraud prevention adjustments, and, most notably, an exemption from the interchange fee cap for small issuers.  Issuers with less than $10 billion in total assets (as of the end of the previous calendar year) are exempt from the Federal Reserve's interchange fee cap.  As our total assets exceeded $10 billion, the interchange fee cap of the Durbin Amendment negatively affected the interchange income the Bank receives from electronic payment transactions. The interchange fee cap became effective to us commencing in July of 2019.

In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to compliance with various federal consumer financial protection laws and regulations. As a fairly new agency with evolving regulations and practices, it is uncertain as to how the CFPB's examinations and regulatory authority may impact our business.

A failure in or breach of the Bank’s operational or security systems, or those of the Bank’s third party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses.
In the normal course of its business, the Bank collects, processes and retains sensitive and confidential customer information. Despite the security measures we have in place, our facilities may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events.

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies, including mobile devises, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

Additionally, the Bank faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Bank’s operational systems.

Any failures, interruptions or security breaches in the Bank’s information systems could damage its reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

The allowance for loan and lease losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Bank maintains an allowance for loan and lease losses (“ALLL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the Bank’s provision for loan losses and ALLL. By closely monitoring credit quality, the Bank attempts to identify deteriorating loans before they become non-performing assets and adjust the ALLL accordingly. However, because future events are uncertain, and if difficult economic conditions occur, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ALLL may be necessary beyond the levels commensurate with any loan growth. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ALLL. Additionally, future significant additions to the ALLL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ALLL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Bank’s loan portfolio and the adequacy of the ALLL. These regulatory authorities may require the Bank to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from the Bank’s judgments. Any increase in the ALLL could have an adverse effect, which could be material, on our financial condition and results of operations.

Additionally, the changes in accounting standards described below under “Changes in accounting standards could materially impact our financial statements” will change the current historical method of providing allowances for credit losses that are probable, and may require the Bank to increase the amount of the ALLL.

The Bank has a high concentration of loans secured by real estate, so any future deterioration in the real estate markets could require material increases in the ALLL and adversely affect our financial condition and results of operations.
The Bank has a high degree of concentration in loans secured by real estate. Any future deterioration in the real estate markets could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Bank’s ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that the Bank will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. This, in turn, could require material increases in the ALLL which would adversely affect our financial condition and results of operations.

Non-performing assets could increase, which could adversely affect our results of operations and financial condition.
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which include OREO) adversely affect our financial condition and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for loan losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Bank’s control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and our directors, which reduces the time they have to focus on profitably growing our business.

The Bank’s loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Bank’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in charge-offs, which could have a material adverse impact on our results of operations and financial condition.

Competition in the Bank’s market areas may limit future success.
Commercial banking is a highly competitive business and a consolidating industry. The Bank competes with other commercial banks, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Bank is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Bank. Some of the Bank’s competitors have greater financial resources than the Bank. If the Bank is unable to effectively compete in its market areas, the Bank’s business, our results of operations and prospects could be adversely affected.

Fluctuating interest rates can adversely affect profitability.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. Over the course of 2017 and 2018, the Federal Reserve increased the federal funds target range seven times, and in 2019 decreased the target range three times.

We may be impacted by the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate.
In July 2017, the United Kingdom Financial Conduct Authority announced that LIBOR may no longer be published after 2021. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted a plan to facilitate the transition. However, there are significant conceptual and technical differences between LIBOR and SOFR. The Financial Stability Oversight Committee has stated that the end or waning use of LIBOR has the potential to significantly disrupt trading in many important types of financial contracts.

At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements. The replacement of LIBOR with one or more alternative rates may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and derivative financial instruments. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under contracts or financial instruments to which we are a party, we may incur significant expenses in effecting the transition.

We may not be able to continue to grow organically or through acquisitions.
Historically, we have expanded through a combination of organic growth and acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully complete or integrate potential future acquisitions at the same pace. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the trading price of our stock could have an impact on future acquisitions. Furthermore, there can be no assurance that we can successfully complete such transactions, since they are subject to regulatory review and approval.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
During 2019 and in prior years, we have been active in acquisitions and may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into our operations, and being unable to profitably deploy funds acquired in an acquisition. We may not be able to continue to grow through acquisitions, and if we do, there is a risk of negative impacts of such acquisitions on our operating results and financial condition.

Acquisitions may also cause business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move to competing financial institutions. Further, acquisitions may also disrupt the Bank's ongoing businesses or create inconsistencies in standards, controls, procedures, and policies that adversely affect relationships with employees, clients, customers, and depositors. The loss of key employees during acquisitions may also adversely affect our business.

We anticipate that we might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share, book value per share, or the percentage ownership of current shareholders. In acquisitions involving the use of cash as consideration, there will be an impact on our capital position.

Our business is heavily dependent on the services of members of the senior management team.
We believe our success to date has been substantially dependent on its executive management team. In addition, our unique model relies upon the Presidents of our separate Bank divisions, particularly in light of our decentralized management structure in which such Bank divisions have significant local decision-making authority. The unexpected loss of any of these persons could have an adverse effect on our business and future growth prospects.

Our future performance will depend on our ability to respond timely to technological change.
The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products or services, or be successful in marketing these products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause services interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings and capital.
The fair value of the Bank’s debt securities could decline as a result of factors including changes in market interest rates, tax reform, credit quality and credit ratings, lack of market liquidity and other economic conditions. A debt security is impaired if the fair value of the security is less than the carrying value. When a security is impaired, the Bank determines whether the impairment is temporary or other-than-temporary. If an impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with the other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on our results of operations and financial condition, including its capital.

While we believe that the terms of our debt securities have been kept relatively short, we are subject to elevated interest rate risk exposure if rates were to increase sharply. Further, debt securities present a different type of asset quality risk than the loan portfolio. At December 31, 2019, the investment portfolio consisted of 92 percent available-for-sale and 8 percent held-to-maturity designated debt securities. While we believe a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

If goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2019 and 2018; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $456 million in goodwill, representing 23 percent of our stockholders' equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.

There can be no assurance we will be able to continue paying dividends on our common stock at recent levels.
We may not be able to continue paying quarterly dividends commensurate with recent levels given that our ability to pay dividends on our common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. This is heavily based on our earnings and capital levels which currently are strong. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends. As a result, our future dividends will generally depend on the level of earnings at the Bank.

We operate in a highly regulated environment and changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.
We are subject to extensive regulation, supervision and examination by federal and state banking regulators. In addition, as a publicly-traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase expenses by imposing additional fees or taxes or restrictions on operations. Additional legislation and regulations that could significantly affect powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

Regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Existing and proposed federal and state laws and regulations restrict, limit and govern all aspects of our activities and may affect our ability to expand our business over time, may result in an increase in our compliance costs, and may affect our ability to attract and retain qualified executive officers and employees. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve.

We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets and on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Changes in accounting standards could materially impact our financial statements.
Periodically, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU introduces a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model will apply to most financial assets measured at amortized cost, including loans receivable, loan commitments and held-to-maturity debt securities.

Under the CECL model, we will recognize an impairment allowance equal to our current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will likely be a significant challenge for all entities, including us. Additionally, to estimate expected credit losses, we have incurred one-time and recurring costs, some of which are related to system changes and data collection.

Further, the impairment allowance measured under a CECL model could differ materially from the impairment allowance measured under our incurred loss model. To initially apply the CECL amendments, for most debt instruments, we would record a cumulative-effect adjustment to its statement of financial condition as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The amendments in ASU 2016-13 are effective for us as of January 1, 2020, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective.

The impact of certain provisions of the CECL model regarding loan portfolios of acquired financial institutions could result in earnings volatility, as any adjustments to the ALLL with respect to certain acquired loans are required to be made immediately subsequent to the acquisition.

The FDIC has adopted a final rule to increase the federal Deposit Insurance Fund, including additional future premium increases and special assessments.
On March 15, 2016, the FDIC adopted a final rule to increase insurance premiums and has imposed special assessments to rebuild and maintain the DIF, and any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition, and results of operations.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. In addition, the Dodd-Frank Act established 1.35 percent as the minimum DIF reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent (which is beyond what is required by law) and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. The increase is effective for banks in the first quarter following four consecutive quarters of total consolidated assets exceeding $10 billion. Since the Bank exceeded the $10 billion asset threshold in the first quarter of 2018, the increase in deposit insurance assessments to be paid by the Bank was effective in the first quarter of 2019. Additionally, under the FDIC’s assessment system for determining payments to the DIF, insured depository institutions with more than $10 billion in assets are assessed under a “scorecard” system.

Additional information regarding this matter is set forth under the section captioned “Deposit Insurance” within “Supervision and Regulation” in “Item 1. Business.”

We have various anti-takeover measures that could impede a takeover.
Our articles of incorporation include certain provisions that could make it more difficult to acquire us by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then outstanding shares, unless it is either approved by our Board or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of us. These provisions may have the effect of lengthening the time required to acquire control of us through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of us. This could deprive our shareholders of opportunities to realize a premium for their common stock in the Company, even in circumstances where such action is favored by a majority of our shareholders.

Our business is subject to the risks of earthquakes, floods, fires, and other natural catastrophes.
With Bank branches located in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, our business could be affected by a major natural catastrophe, such as a fire, flood, earthquake, or other natural disaster. The occurrence of any of these natural disasters may result in a prolonged interruption of our business, which could have a material adverse effect on our financial condition and operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 181 properties as of December 31, 2019:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	7	64	$130,751
Idaho	7	22	36,092
Utah	1	9	12,409
Washington	3	11	6,065
Wyoming	2	15	17,625
Colorado	3	22	34,161
Arizona	6	2	4,708
Nevada	1	6	11,801
Total	30	151	$253,612

We believe that all of our facilities are well maintained, generally adequate and suitable for the current operations of our business, as well as fully utilized. In the normal course of business, new locations and facility upgrades occur as needed.

For additional information regarding the Company’s premises and equipment and lease obligations, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Item 3. Legal Proceedings

The Company is involved in various claims, legal actions and complaints which arise in the ordinary course of business. In our opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2019, there were approximately 1,533 shareholders of record for the Company’s common stock. The market range of high and low sales prices for the Company’s common stock for the periods indicated are shown below:

	2019		2018
	High	Low	High	Low
First quarter	$45.47	37.58	41.24	36.72
Second quarter	43.44	38.65	41.47	35.77
Third quarter	42.61	37.70	46.28	38.37
Fourth quarter	46.51	38.99	47.67	36.84

The following table summarizes the Company’s dividends declared during the periods indicated:

	Years ended
	December 31, 2019	December 31, 2018
First quarter	$0.26	0.23
Second quarter	0.27	0.26
Third quarter	0.29	0.26
Fourth quarter	0.29	0.26
Special	0.20	0.30
Total	$1.31	1.31

Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2019.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the each investment was $100 on December 31, 2014 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Glacier Bancorp, Inc.	100.00	99.34	141.34	159.97	164.89	198.02
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
KBW Regional Banking Index	100.00	105.91	147.24	149.82	123.60	153.03

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

	Year ended December 31, 2017
(Dollars in thousands, except per share data)	GAAP	Tax Act Adjustment	Non-GAAP
Federal and state income tax expense	$64,625	(19,699)	44,926
Net income	$116,377	19,699	136,076
Basic earnings per share	$1.50	0.25	1.75
Diluted earnings per share	$1.50	0.25	1.75
Return on average assets	1.20%	0.21%	1.41%
Return on average equity	9.80%	1.66%	11.46%
Dividend payout ratio	76.00%	(10.86%)	65.14%
Effective income tax rate	35.70%	(10.88%)	24.82%

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$13,683,999	$12,115,484	$9,706,349	$9,450,600	$9,089,232	12.9%	8.5%
Debt securities	2,799,863	2,869,578	2,426,556	3,101,151	3,312,832	(2.4)%	(3.3)%
Loans receivable, net	9,388,320	8,156,310	6,448,256	5,554,891	4,948,984	15.1%	13.7%
Allowance for loan and lease losses	(124,490)	(131,239)	(129,568)	(129,572)	(129,697)	(5.1)%	(0.8)%
Goodwill and intangibles	519,704	338,828	191,995	159,400	155,193	53.4%	27.3%
Deposits	10,776,457	9,493,767	7,579,747	7,372,279	6,945,008	13.5%	9.2%
Federal Home Loan Bank advances	38,611	440,175	353,995	251,749	394,131	(91.2)%	(37.2)%
Securities sold under agreements to repurchase and other borrowed funds	598,644	410,859	370,797	478,090	430,016	45.7%	6.8%
Stockholders’ equity	1,960,733	1,515,854	1,199,057	1,116,869	1,076,650	29.3%	12.7%
Equity per share	21.25	17.93	15.37	14.59	14.15	18.5%	8.5%
Equity as a percentage of total assets	14.3%	12.5%	12.4%	11.8%	11.9%	14.5%	3.9%

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015	1-Year	5-Year
Summary Statements of Operations
Interest income	$546,177	$468,996	$375,022	$344,153	$319,681	16.5%	11.3%
Interest expense	42,773	35,531	29,864	29,631	29,275	20.4%	7.9%
Net interest income	503,404	433,465	345,158	314,522	290,406	16.1%	11.6%
Provision for loan losses	57	9,953	10,824	2,333	2,284	(99.4)%	(52.2)%
Non-interest income	130,774	118,824	112,239	107,318	98,761	10.1%	5.8%
Non-interest expense	374,927	320,127	265,571	258,714	236,757	17.1%	9.6%
Income before income taxes	259,194	222,209	181,002	160,793	150,126	16.6%	11.5%
Federal and state income tax expense [1]	48,650	40,331	44,926	39,662	33,999	20.6%	7.4%
Net income [1]	$210,544	$181,878	$136,076	$121,131	$116,127	15.8%	12.6%
Basic earnings per share [1]	$2.39	$2.18	$1.75	$1.59	$1.54	9.6%	9.2%
Diluted earnings per share [1]	$2.38	$2.17	$1.75	$1.59	$1.54	9.7%	9.1%
Dividends declared per share	$1.31	$1.31	$1.14	$1.10	$1.05	—%	4.5%

	At or for the Years ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Selected Ratios and Other Data
Return on average assets [1]	1.64%	1.59%	1.41%	1.32%	1.36%
Return on average equity [1]	12.01%	12.56%	11.46%	10.79%	10.84%
Dividend payout ratio [1]	54.81%	60.09%	65.14%	69.18%	68.18%
Average equity to average asset ratio	13.69%	12.67%	12.27%	12.27%	12.52%
Total capital (to risk-weighted assets)	14.95%	14.70%	15.64%	16.38%	17.17%
Tier 1 capital (to risk-weighted assets)	13.76%	13.37%	14.39%	15.12%	15.91%
Common Equity Tier 1 (to risk-weighted assets)	12.58%	12.10%	12.81%	13.42%	14.06%
Tier 1 capital (to average assets)	11.65%	11.35%	11.90%	11.90%	12.01%
Net interest margin on average earning assets (tax-equivalent)	4.39%	4.21%	4.12%	4.02%	4.00%
Efficiency ratio [2]	57.78%	54.73%	53.94%	55.88%	55.40%
Allowance for loan and lease losses as a percent of loans	1.31%	1.58%	1.97%	2.28%	2.55%
Allowance for loan and lease losses as a percent of nonperforming loans	385%	266%	255%	257%	244%
Non-performing assets as a percentage of subsidiary assets	0.27%	0.47%	0.68%	0.76%	0.88%
Non-performing assets	$37,437	56,750	65,179	71,385	80,079
Loans originated and acquired	$4,607,536	4,301,678	3,629,493	3,474,000	3,000,830
Number of full time equivalent employees	2,826	2,623	2,278	2,222	2,149
Number of locations	181	167	145	142	144
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
•changes in the cost and scope of insurance from the FDIC and other third parties;
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
•dependence on the CEO, the senior management team and the Presidents of Glacier Bank divisions;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2019 COMPARED TO DECEMBER 31, 2018

Highlights and Overview
During 2019, the Company completed two bank acquisitions which increased the asset size of the Company by $1.357 billion, or 11 percent. During the second quarter of 2019, the Company completed the acquisition of FNB, a community bank based in Layton, Utah which provides banking services to individuals and business throughout Utah with six locations in Layton, Bountiful, Clearfield and Draper. Upon closing this transaction, FNB became First Community Bank Utah, the Company's first division in Utah and the fifteenth Bank division. During the fourth quarter of 2019, the Company combined its four existing Utah-based branches into FNB enhancing the Company's growth prospects in one of the fastest growing markets in the United States. During the third quarter of 2019, the Company completed the acquisition of Heritage, a community bank based in Reno, Nevada which provides banking services to individuals and businesses throughout Northern Nevada with seven locations in Carson City, Garnerville, Reno and Sparks. Upon closing, Heritage became the Company's sixteenth Bank division and was the Company's first entrance into the state of Nevada. In September of 2019, the Company announced the signing of a definitive agreement to acquire SBAZ, a community bank based in Lake Havasu City, Arizona. SBAZ provides banking services to individuals and business in Arizona with ten locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. As of December 31, 2019, SBAZ had total assets of $678 million, gross loans of $439 million and total deposits of $587 million. Upon closing of this transaction, which is expected to occur in the first quarter of 2020, SBAZ will merge into the Company's Foothills Bank division and will expand the Company's footprint in Arizona to cover all major markets in the state and be a leading community bank in Arizona. See Notes 22 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

The Company ended the year at $13.684 billion in assets, which was a 13 percent increase over the prior year and was driven primarily from current year acquisitions along with an increase of 2 percent in organic growth. Organic loan growth and core deposit growth for the year were both stable at 4 percent. The Company experienced another great year in non-interest bearing deposits which organically grew 10 percent for the current year and 9 percent in the prior year. Debt securities decreased 2 percent compared to the prior year and will continue to fluctuate to supplement liquidity needs. During the third quarter of 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company's $260 million notional pay-fixed interest rate swaps and corresponding debt along with the sale of $308 million of debt securities. Tangible stockholders’ equity increased $264 million, or $1.68 per share, as a result of earnings retention, an increase in other comprehensive income (“OCI”) and Company stock issued in connection with the current year acquisitions, all of which offset the increases in goodwill and intangibles from the acquisitions. The Company increased its total regular quarterly dividends declared from $1.01 per share during 2018 to $1.11 per share in 2019.

The Company experienced another successful year in reducing its non-performing assets and ended the year at $37.4 million, or 0.27 percent of assets, which was a decrease of $19.3 million or, 34 percent, from the prior year end. In addition, early stage delinquencies (accruing 30-89 days past due) as a percentage of loans at December 31, 2019 was 0.24 percent compared to 0.41 percent at the prior year end. The allowance as a percentage of total loans as of December 31, 2019 was 1.31 percent, a decrease of 27 basis points (“bps”) from 1.58 percent at December 31, 2018.

The Company had record net income for the year of $211 million, which was an increase of $28.7 million, or 16 percent, over the prior year net income of $182 million. Diluted earnings per share for the year was $2.38, an increase of $0.21 per share, or 10 percent, from the 2018 diluted earnings per share of $2.17. The improvement in net income for 2019 was due to the acquisitions, organic growth, the significant increase in commercial interest income, and controlled operating expenses. The Company's net interest margin for 2019 was 4.39 percent, an 18 basis points increase from the net interest margin of 4.21 percent from 2018. During the year the Company also benefited from a $2.5 million reduction in regulatory assessment as a result of Small Bank Assessment credits applied by the FDIC. On the other hand, as of July 1, 2019, the Company became subject to the Durbin Amendment to the Dodd-Frank Act, which established limits on the amount of interchange fees that can be charged to merchants for debit card processing and reduced the Company's service charge fees approximately $10 million in the second half of the current year. During 2020, the Company will be impacted by the Durbin Amendment for the entire year.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and managing regulatory burden.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2019	December 31, 2018
Operating results
Net income	$210,544	181,878
Basic earnings per share	$2.39	2.18
Diluted earnings per share	$2.38	2.17
Dividends declared per share	$1.31	1.31
Market value per share
Closing	$45.99	39.62
High	$46.51	47.67
Low	$37.58	35.77
Selected ratios and other data
Number of common stock shares outstanding	92,289,750	84,521,692
Average outstanding shares - basic	88,255,290	83,603,515
Average outstanding shares - diluted	88,385,775	83,677,185
Return on average assets (annualized)	1.64%	1.59%
Return on average equity (annualized)	12.01%	12.56%
Efficiency ratio	57.78%	54.73%
Dividend payout ratio	54.81%	60.09%
Loan to deposit ratio	88.92%	87.64%
Number of full time equivalent employees	2,826	2,623
Number of locations	181	167
Number of ATMs	248	216

Recent Acquisitions
The Company completed the following acquisitions during the last two years:
•Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada
•FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton
•Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank
•Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank

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

(Dollars in thousands)	Heritage July 31, 2019	FNB April 30, 2019	FSB February 28, 2018	Collegiate January 31, 2018
Total assets	$977,944	$379,155	1,109,684	551,198
Debt securities	103,231	47,247	271,865	42,177
Loans receivable	615,279	245,485	627,767	354,252
Non-interest bearing deposits	296,393	93,647	301,468	170,022
Interest bearing deposits	425,827	180,999	576,118	267,149
Borrowings	—	7,273	36,880	12,509

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$330,961	$203,790	$127,171	62%
Debt securities, available-for-sale	2,575,252	2,571,663	3,589	—%
Debt securities, held-to-maturity	224,611	297,915	(73,304)	(25%)
Total debt securities	2,799,863	2,869,578	(69,715)	(2%)
Loans receivable
Residential real estate	926,388	887,742	38,646	4%
Commercial real estate	5,579,307	4,657,561	921,746	20%
Other commercial	2,094,254	1,911,171	183,083	10%
Home equity	617,201	544,688	72,513	13%
Other consumer	295,660	286,387	9,273	3%
Loans receivable	9,512,810	8,287,549	1,225,261	15%
Allowance for loan and lease losses	(124,490)	(131,239)	6,749	(5%)
Loans receivable, net	9,388,320	8,156,310	1,232,010	15%
Other assets	1,164,855	885,806	279,049	32%
Total assets	$13,683,999	$12,115,484	$1,568,515	13%

Total debt securities of $2.800 billion at December 31, 2019 decreased $69.7 million, or 2 percent, from the prior year. Debt securities represented 20 percent of total assets at December 31, 2019 compared to 24 percent of total assets at December 31, 2018. The level of debt securities will continue to fluctuate as necessary to supplement liquidity needs of the Company.

Excluding the FNB and Heritage acquisitions, the loan portfolio increased $364 million, or 4 percent, since December 31, 2018, with the largest increase in commercial real estate loans, which increased $195 million, or 4 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest bearing deposits	$3,696,627	$3,001,178	$695,449	23%
NOW and DDA accounts	2,645,404	2,391,307	254,097	11%
Savings accounts	1,485,487	1,346,790	138,697	10%
Money market deposit accounts	1,937,141	1,684,284	252,857	15%
Certificate accounts	958,501	901,484	57,017	6%
Core deposits, total	10,723,160	9,325,043	1,398,117	15%
Wholesale deposits	53,297	168,724	(115,427)	(68%)
Deposits, total	10,776,457	9,493,767	1,282,690	14%
Securities sold under agreements to repurchase	569,824	396,151	173,673	44%
Federal Home Loan Bank advances	38,611	440,175	(401,564)	(91%)
Other borrowed funds	28,820	14,708	14,112	96%
Subordinated debentures	139,914	134,051	5,863	4%
Other liabilities	169,640	120,778	48,862	40%
Total liabilities	$11,723,266	$10,599,630	$1,123,636	11%

Excluding acquisitions, core deposits increased $401 million, or 4 percent, from prior year end with non-interest bearing deposits increasing $305 million, or 10 percent. Non-interest bearing deposits were 34 percent of total core deposits at current year end, an increase of 2 percent from 32 percent of total core deposits at the prior year end.

Wholesale deposits of $53.3 million at December 31, 2019 decreased $115 million from the prior year end. Federal Home Loan Bank (“FHLB”) advances of $38.6 million at December 31, 2019 decreased $402 million from the prior year end. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The balance sheet strategy included early termination of the Company's $260 million notional pay-fixed interest rate swaps and reduction of corresponding wholesale deposits and FHLB advances. Wholesale deposits and FHLB advances will continue to fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2019	December 31, 2018	$ Change	% Change
Common equity	$1,920,507	$1,525,281	$395,226	26%
Accumulated other comprehensive income (loss)	40,226	(9,427)	49,653	(527%)
Total stockholders’ equity	1,960,733	1,515,854	444,879	29%
Goodwill and core deposit intangible, net	(519,704)	(338,828)	(180,876)	53%
Tangible stockholders’ equity	$1,441,029	$1,177,026	$264,003	22%
Stockholders’ equity to total assets	14.33%	12.51%		15%
Tangible stockholders’ equity to total tangible assets	10.95%	9.99%		10%
Book value per common share	$21.25	$17.93	$3.32	19%
Tangible book value per common share	$15.61	$13.93	$1.68	12%

Tangible stockholders’ equity increased $264 million, or 22 percent, over the prior year end which was primarily the result of earnings retention, an increase in OCI, and the result of $317 million of Company stock issued for current year acquisitions. Tangible book value per common share of $15.61 at December 31, 2019 increased $1.68 per share from the prior year end.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 2018.

Income Summary
The following table summarizes income for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2019	December 31, 2018
Net interest income
Interest income	$546,177	$468,996	$77,181	16%
Interest expense	42,773	35,531	7,242	20%
Total net interest income	503,404	433,465	69,939	16%
Non-interest income
Service charges and other fees	67,934	74,887	(6,953)	(9%)
Miscellaneous loan fees and charges	5,313	6,805	(1,492)	(22%)
Gain on sale of loans	34,064	27,134	6,930	26%
Gain (loss) on sale of investments	14,415	(1,113)	15,528	(1,395%)
Other income	9,048	11,111	(2,063)	(19%)
Total non-interest income	130,774	118,824	11,950	10%
Total income	$634,178	$552,289	$81,889	15%
Net interest margin (tax-equivalent)	4.39%	4.21%

Net Interest Income
Net interest income of $503 million for 2019 increased $69.9 million, or 16 percent, from prior year and was primarily attributable to a $64.9 million increase in interest income from commercial loans. Interest expense of $42.8 million for 2019 increased $7.2 million, or 20 percent over the prior year as a result of an increase in the amount of deposits and interest rate increases on deposits. The total funding cost (including non-interest bearing deposits) for 2019 was 39 basis points compared to 36 basis points for 2018.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for 2019 was 4.39 percent, an 18 basis points increase from the net interest margin of 4.21 percent for 2018. The increase in the margin was principally due to a shift in earning assets to higher yielding loans along with an increase in yields on the loan portfolio and an increase in non-accrual interest recoveries combined with relatively stable cost of funds and an increase low cost deposits. The current year included $4.4 million in non-accrual interest recoveries compared to $187 thousand in the prior year.

Non-interest Income
Non-interest income of $131 million for 2019 increased $12.0 million, or 10 percent, over the last year which was driven by the sale of debt securities from the balance sheet strategy implemented during the current year. Service charges and other fees of $67.9 million for 2019 decreased $7.0 million, or 9 percent, from the prior year. Excluding the impact from the Durbin Amendment, there was an increase in fees during the current year from the increased number of deposit accounts from organic growth and acquisitions. Gain on the sale of loans of $34.1 million for 2019, increased $6.9 million, or 26 percent, compared to the prior year as a result of increased purchase and refinance activity. Other income decreased $2.1 million from the prior year and was the result of a gain of $2.3 million on the sale of a former branch building in the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2019	December 31, 2018
Compensation and employee benefits	$222,753	$195,056	$27,697	14%
Occupancy and equipment	34,497	30,734	3,763	12%
Advertising and promotions	10,621	9,566	1,055	11%
Data processing	17,392	15,911	1,481	9%
Other real estate owned	1,105	3,221	(2,116)	(66%)
Regulatory assessments and insurance	3,771	5,075	(1,304)	(26%)
Loss on termination of hedging activities	13,528	—	13,528	n/m
Core deposit intangible amortization	8,485	6,270	2,215	35%
Other expenses	62,775	54,294	8,481	16%
Total non-interest expense	$374,927	$320,127	$54,800	17%
______________________________
n/m - not measurable

Total non-interest expense of $375 million for 2019 increased $54.8 million, or 17 percent, over the prior year. Compensation and employee benefits for 2019 increased $27.7 million, or 14 percent, from the prior year due to the increased number of employees from acquisitions and organic growth, a $5.4 million of stock compensation expense related to the Heritage acquisition and annual salary increases. Occupancy and equipment expense for 2019 increased $3.8 million, or 12 percent from the prior year as a result of increased cost from acquisitions and general cost increases. Data processing expense increased $1.5 million or 9 percent, over the prior year primarily as a result of increased costs from acquisitions. Regulatory assessment and insurance decreased $1.3 million, or 26 percent, from the prior year and included $2.5 million of Small Bank Assessment credits applied by the FDIC during the current year. Other expenses of $62.8 million in the current year, increased $8.5 million, or 16 percent, from the prior year and was primarily driven an increase in acquisition-related expenses, increased costs from acquisitions and general cost increases. Other expenses included acquisition-related expenses of $8.5 million in 2019 compared to $6.6 million in the prior year.

Provision for Loan Losses
The following table summarizes the provision for loan losses, net charge-offs and select ratios relating to the provision for loan losses for the previous eight quarters:

(Dollars in thousands)	Provision for Loan Losses	Net Charge-Offs	ALLL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2019	$—	$1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%
First quarter 2018	795	2,755	1.66%	0.59%	0.64%
The provision for loan losses was $57 thousand for 2019, a decrease of $9.9 million from prior year. Net charge-offs during the 2019 were $6.8 million compared to $8.3 million during 2018.

Efficiency Ratio
The efficiency ratio for the year ended December 31, 2019 was 57.78 percent. Excluding the $10.0 million loss recognized on the termination of the interest rate swaps, the $3.5 million write-off of the remaining unamortized deferred prepayment penalties on FHLB advances, and the $5.4 million of accelerated stock compensation expense related to the Heritage acquisition, the efficiency ratio would have been 54.79 percent, which was an increase of 6 basis points from the efficiency ratio of 54.73 percent for 2018. The increase in the efficiency ratio was driven by the decrease in interchange fees from the Durbin Amendment that outpaced the increase in net interest income.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as available-for-sale or held-to-maturity. Non-marketable equity securities consist of capital stock issued by the FHLB of Des Moines and are carried at cost less impairment.

Debt Securities
In November 2018, the Company adopted FASB ASU 2017-12, Derivatives and Hedging, and in doing so redesignated state and local government securities with a carrying value of $270,331,000, from held-to-maturity classification to available-for-sale classification. The Company considers the available-for-sale classification of these debt securities to be appropriate since it no longer had the intent to hold them to maturity. Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to OCI. The Company’s debt securities are summarized below:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$20,044	1%	$23,649	1%	$31,127	1%	$39,407	1%	$47,451	1%
U.S. government sponsored enterprises	43,677	1%	120,208	4%	19,091	1%	19,570	1%	93,167	3%
State and local governments	702,398	25%	852,250	30%	629,501	26%	786,373	25%	885,019	27%
Corporate bonds	157,602	6%	290,817	10%	216,762	9%	471,951	15%	384,163	12%
Residential mortgage-backed securities	738,724	26%	792,915	28%	779,283	32%	1,007,515	33%	1,198,549	36%
Commercial mortgage-backed securities	912,807	33%	491,824	17%	102,479	4%	100,661	3%	2,411	—%
Total available-for-sale	2,575,252	92%	2,571,663	90%	1,778,243	73%	2,425,477	78%	2,610,760	79%
Held-to-maturity
State and local governments	224,611	8%	297,915	10%	648,313	27%	675,674	22%	702,072	21%
Total held-to-maturity	224,611	8%	297,915	10%	648,313	27%	675,674	22%	702,072	21%
Total debt securities	$2,799,863	100%	$2,869,578	100%	$2,426,556	100%	$3,101,151	100%	$3,312,832	100%

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

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$251,101	259,690	299,275	296,027
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	523,150	539,758	643,023	640,736
S&P: A+, A, A- / Moody’s: A1, A2, A3	113,275	120,048	163,041	167,779
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,302	4,208	4,382
Not rated by either entity	13,451	13,795	31,954	30,532
Below investment grade	201	201	1,050	1,050
Total	$904,395	936,794	1,142,551	1,140,506

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$445,584	465,066	657,051	658,062
General obligation - limited	119,884	124,939	173,973	177,275
Revenue	325,331	332,354	290,106	283,939
Certificate of participation	8,003	8,815	14,174	14,463
Other	5,593	5,620	7,247	6,767
Total	$904,395	936,794	1,142,551	1,140,506

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Washington	$116,458	146,538	179,691	179,808
Texas	112,397	121,641	157,978	157,706
Michigan	141,131	116,581	144,378	147,386
Montana	72,061	76,549	109,106	111,492
Ohio	29,000	30,592	53,698	53,615
All other states	433,348	444,893	497,700	490,499
Total	$904,395	936,794	1,142,551	1,140,506

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2019. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$504	2.03%	$2,338	2.28%	$7,602	1.34%	$9,600	1.85%	$—	—%	$20,044	1.71%
U.S. government sponsored enterprises	998	—%	42,679	2.71%	—	—%	—	—%	—	—%	43,677	2.65%
State and local governments	3,404	3.20%	29,225	2.82%	206,915	3.68%	462,854	3.62%	—	—%	702,398	3.60%
Corporate bonds	57,649	2.78%	99,953	3.28%	—	—%	—	—%	—	—%	157,602	3.09%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	738,724	2.44%	738,724	2.44%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	912,807	2.86%	912,807	2.86%
Total available-for-sale	62,555	2.75%	174,195	3.05%	214,517	3.60%	472,454	3.58%	1,651,531	2.67%	2,575,252	2.94%
Held-to-maturity
State and local governments	—	—%	12,841	2.36%	71,708	2.70%	140,062	3.26%	—	—%	224,611	3.03%
Total held-to-maturity	—	—%	12,841	2.36%	71,708	2.70%	140,062	3.26%	—	—%	224,611	3.03%
Total debt securities	$62,555	2.75%	$187,036	3.00%	$286,225	3.37%	$612,516	3.51%	$1,651,531	2.67%	$2,799,863	2.95%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Interest income from debt securities consisted of the following:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Taxable interest	$55,120	46,554	38,433
Tax-exempt interest	30,384	39,945	43,535
Total interest income	$85,504	86,499	81,968

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

The following table separates debt securities with an unrealized loss position at December 31, 2019 into two categories: securities purchased prior to 2019 and those purchased during 2019. Of those securities purchased prior to 2019, the fair market value and unrealized gain or loss at December 31, 2018 is also presented.

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value	Fair Value	Unrealized Loss	Unrealized Loss as a Percent of Fair Value
Temporarily impaired securities purchased prior to 2019
U.S. government and federal agency	$10,366	$(65)	(1%)	$14,505	$(81)	(1%)
State and local governments	750	(1)	—%	775	(32)	(4%)
Corporate bonds	7,378	(1)	—%	7,547	(39)	(1%)
Residential mortgage-backed securities	52,425	(374)	(1%)	68,817	(2,272)	(3%)
Commercial mortgage-backed securities	20,152	(173)	(1%)	23,142	(839)	(4%)
Total	$91,071	$(614)	(1%)	$114,786	$(3,263)	(3%)
Temporarily impaired securities purchased during 2019
State and local governments	$18,294	(79)	—%
Residential mortgage-backed securities	62,175	(175)	—%
Commercial mortgage-backed securities	164,596	(1,219)	(1%)
Total	$245,065	$(1,473)	(1%)
Temporarily impaired securities
U.S. government and federal agency	$10,366	$(65)	(1%)
State and local governments	19,044	(80)	—%
Corporate bonds	7,378	(1)	—%
Residential mortgage-backed securities	114,600	(549)	—%
Commercial mortgage-backed securities	184,748	(1,392)	(1%)
Total	$336,136	$(2,087)	(1%)

With respect to severity, the following table provides the number of debt securities and amount of unrealized loss in the identified ranges of unrealized loss as a percent of book value at December 31, 2019:

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss
0.1% to 5.0%	88	$(2,087)

With respect to the valuation history of the impaired debt securities, the Company identified 39 securities which have been continuously impaired for the twelve months ending December 31, 2019. The valuation history of such securities in the prior year(s) was also reviewed to determine the number of months in the prior year(s) in which the identified securities were in an unrealized loss position.

The following table provides details of the 39 debt securities which have been continuously impaired for the twelve months ended December 31, 2019, including the most notable loss for any one bond in each category.

(Dollars in thousands)	Number of Debt Securities	Unrealized Loss for 12 Months Or More	Most Notable Loss
U.S. government and federal agency	18	$(65)	$(15)
Residential mortgage-backed securities	18	(315)	(69)
Commercial mortgage-backed securities	3	(99)	(50)
Total	39	$(479)

Based on the Company's analysis of its impaired debt securities as of December 31, 2019, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. A substantial portion of the debt securities with unrealized losses at December 31, 2019 were issued by Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company's impaired debt securities at December 31, 2019 have been determined by the Company to be investment grade.

Equity securities. Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of December 31, 2019, the Company determined that none of such securities were impaired.

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

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$926,388	10%	$887,742	11%	$720,728	11%	$674,347	12%	$688,912	14%
Commercial loans
Real estate	5,579,307	59%	4,657,561	57%	3,577,139	55%	2,990,141	54%	2,633,953	53%
Other commercial	2,094,254	22%	1,911,171	23%	1,579,353	25%	1,342,250	24%	1,099,564	22%
Total	7,673,561	81%	6,568,732	80%	5,156,492	80%	4,332,391	78%	3,733,517	75%
Consumer and other loans
Home equity	617,201	7%	544,688	7%	457,918	7%	434,774	8%	420,901	9%
Other consumer	295,660	3%	286,387	4%	242,686	4%	242,951	4%	235,351	5%
Total	912,861	10%	831,075	11%	700,604	11%	677,725	12%	656,252	14%
Loans receivable	9,512,810	101%	8,287,549	102%	6,577,824	102%	5,684,463	102%	5,078,681	103%
ALLL	(124,490)	(1%)	(131,239)	(2%)	(129,568)	(2%)	(129,572)	(2%)	(129,697)	(3%)
Loans receivable, net	$9,388,320	100%	$8,156,310	100%	$6,448,256	100%	$5,554,891	100%	$4,948,984	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2019 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$189,615	2,040,327	300,540	2,530,482
After one year through five years	349,618	2,686,529	285,612	3,321,759
Thereafter	88,382	284,156	7,721	380,259
Fixed rate maturing
In one year or less	98,706	1,007,329	107,965	1,214,000
After one year through five years	137,156	1,240,900	179,850	1,557,906
Thereafter	62,911	414,320	31,173	508,404
Total	$926,388	7,673,561	912,861	9,512,810

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

Home Equity Loans
The Company’s home equity loans of $617 million and $545 million as of December 31, 2019 and 2018, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2019, the home equity loan portfolio consisted of 92 percent variable interest rate and 8 percent fixed interest rate loans. Approximately 56 percent of the home equity loans were in a first lien status with the remaining 44 percent in junior lien status. Approximately 5 percent of the home equity loans were closed-end amortizing loans and 95 percent were open-end, revolving home equity lines of credit. At December 31, 2018, the home equity loan portfolio consisted of 92 percent variable interest rate and 8 percent fixed interest rate loans. Approximately 56 percent of the home equity loans were in a first lien status with the remaining 44 percent in junior lien status. Approximately 6 percent of the home equity loans were closed-end amortizing loans and 94 percent were open-end, revolving home equity lines of credit.

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

The Company had $240 million and $179 million of loans with remaining interest reserves of $8.6 million and $7.1 million as of December 31, 2019 and 2018, respectively. During 2019 and 2018, the Company extended, renewed or restructured 42 loans and 9 loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $30.4 million and $11.6 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases and Sales
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, Rural Development, Federal Housing Administration and Department of Veterans Affairs residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising interest rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released; however, the Company strategically retains servicing in certain circumstances. The Company has also been very active in generating commercial Small Business Administration loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased debt securities collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions, and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

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

Each of the Bank divisions monitor conditions, including supply and demand factors, in the real estate markets served so they can react quickly to changing market conditions to mitigate potential losses from specific credit exposures within the loan portfolio. Evidence of the following real estate market conditions and trends is obtained from lending personnel and third party sources:
•demographic indicators, including employment and population trends;
•foreclosures, vacancy, construction and absorption rates;
•property sales prices, rental rates, and lease terms;
•current tax assessments;
•economic indicators, including trends within the lending areas; and
•valuation trends, including discount and capitalization rates.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Other real estate owned	$5,142	7,480	14,269	20,954	26,815
Accruing loans 90 days or more past due
Residential real estate	753	788	2,366	266	—
Commercial	207	492	3,582	428	2,051
Consumer and other	452	738	129	405	80
Total	1,412	2,018	6,077	1,099	2,131
Non-accrual loans
Residential real estate	4,715	8,021	4,924	4,528	8,073
Commercial	22,242	35,883	35,629	39,033	36,510
Consumer and other	3,926	3,348	4,280	5,771	6,550
Total	30,883	47,252	44,833	49,332	51,133
Total non-performing assets	$37,437	56,750	65,179	71,385	80,079
Non-performing assets as a percentage of subsidiary assets	0.27%	0.47%	0.68%	0.76%	0.88%
ALLL as a percentage of non-performing loans	385%	266%	255%	257%	244%
Accruing loans 30-89 days past due	$23,192	33,567	37,687	25,617	19,413
Accruing troubled debt restructurings	$34,055	25,833	38,491	52,077	63,590
Non-accrual troubled debt restructurings	$3,346	10,660	23,709	21,693	27,057
U.S. government guarantees included in non-performing assets	$1,786	4,811	2,513	1,746	2,312
Interest income [1]	$1,603	2,340	2,162	2,364	2,471
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

The Company experienced another successful year in reducing non-performing assets as the Bank divisions continued to focus on resolving outstanding credit issues. Non-performing assets of $37.4 million at December 31, 2019 decreased $19.3 million, or 34 percent, over the prior year end. Non-performing assets as a percentage of subsidiary assets at December 31, 2019 was 0.27 percent, a decrease of 20 basis points from the prior year fourth quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $23.2 million at December 31, 2019 decreased $10.4 million from the prior year end. Early stage delinquencies as a percentage of loans at December 31, 2019 was 0.24 percent, which was a decrease of 17 basis points from the prior year end.

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

Impaired Loans
Loans are designated impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and therefore, the Company has serious doubts as to the ability of such borrowers to fulfill the contractual obligation. Impaired loans include non-performing loans (i.e., non-accrual loans and accruing loans ninety days or more past due) and accruing loans under ninety days past due where it is probable payments will not be received according to the loan agreement (e.g., troubled debt restructuring). Impaired loans were $95 million and $109 million as of December 31, 2019 and December 31, 2018, respectively. The ALLL includes specific valuation allowances of $0.1 million and $3.2 million of impaired loans as of December 31, 2019 and December 31, 2018, respectively.

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans of $37.4 million and $36.5 million as of December 31, 2019 and December 31, 2018, respectively, are considered impaired loans.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2019 was $3.0 million. The fair value of the loan collateral acquired in foreclosure during 2019 was $2.3 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$7,480	14,269	20,954	26,815	27,804
Acquisitions	—	187	96	882	974
Additions	2,349	4,924	4,466	5,198	7,989
Capital improvements	63	21	—	149	1,710
Write-downs	(766)	(2,727)	(604)	(1,821)	(1,575)
Sales	(3,984)	(9,194)	(10,643)	(10,269)	(10,087)
Balance at end of period	$5,142	7,480	14,269	20,954	26,815

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

The following table summarizes the allocation of the ALLL as of the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category	ALLL	Percent of Loans in Category
Residential real estate	$10,111	10%	$10,631	11%	$10,798	11%	$12,436	12%	$14,427	13%
Commercial real estate	69,496	59%	72,448	56%	68,515	54%	65,773	52%	67,877	52%
Other commercial	36,129	22%	38,160	23%	39,303	24%	37,823	24%	32,525	22%
Home equity	4,937	6%	5,811	7%	6,204	7%	7,572	8%	8,998	8%
Other consumer	3,817	3%	4,189	3%	4,748	4%	5,968	4%	5,870	5%
Total	$124,490	100%	$131,239	100%	$129,568	100%	$129,572	100%	$129,697	100%

The following table summarizes the ALLL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$131,239	129,568	129,572	129,697	129,753
Provision for loan losses	57	9,953	10,824	2,333	2,284
Charge-offs
Residential real estate	(608)	(728)	(199)	(464)	(985)
Commercial loans	(6,649)	(8,514)	(9,044)	(4,860)	(4,242)
Consumer and other loans	(7,921)	(8,565)	(10,088)	(6,172)	(1,775)
Total charge-offs	(15,178)	(17,807)	(19,331)	(11,496)	(7,002)
Recoveries
Residential real estate	251	87	82	207	92
Commercial loans	4,393	5,045	3,569	5,576	3,620
Consumer and other loans	3,728	4,393	4,852	3,255	950
Total recoveries	8,372	9,525	8,503	9,038	4,662
Charge-offs, net of recoveries	(6,806)	(8,282)	(10,828)	(2,458)	(2,340)
Balance at end of period	$124,490	131,239	129,568	129,572	129,697
ALLL as a percentage of total loans	1.31%	1.58%	1.97%	2.28%	2.55%
Net charge-offs as a percentage of average loans	0.08%	0.11%	0.17%	0.05%	0.05%

The ALLL as a percent of total loans outstanding at December 31, 2019 was 1.31 percent, which was a decrease of 27 basis points from a year ago. The decrease from prior year end was attributable to stabilizing credit quality. The Company’s ALLL of $124 million is considered adequate to absorb losses from any class of its loan portfolio. For the periods ended December 31, 2019 and 2018, the Company believes the ALLL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2019, charge-offs, net of recoveries, exceeded the provision for loan losses by $6.7 million. During the same period in 2018, the provision for loan losses exceeded charge-offs, net of recoveries, by $1.7 million.

The Company provides commercial services to individuals, small to medium-sized businesses, community organizations and public entities from 181 locations, including 164 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations.

Overall, the economic environment and housing markets throughout the Company’s footprint continue to show positive signs of improvement. Home prices continue to increase in all of the states within the Company’s footprint and all of the eight states continue to remain above the United States average. Three of the top ten states for house price appreciation belong to states in the Company’s footprint. Home ownership in the United States is at 64.8 percent, which is still approximately 4 percent less than the peak before the most recent financial crisis. The Federal Reserve Bank of Philadelphia’s composite state coincident indices projects positive growth in all states in the Company’s footprint, except Wyoming. The third quarter of 2019 was the tenth consecutive quarter the United States economy grew at or above 2.0 percent. All states in the Company’s footprint have unemployment rates below 5 percent, which reflects the Federal Reserve’s definition of full employment. Crude oil prices remain volatile, base metal prices began a downward trend in 2018 but remained stable through the later part of 2019, and natural gas prices, outside of winter spikes, experienced a decline in 2019. Most agriculture commodities within the Company’s footprint remain relatively stable. The tourism industry and related lodging activity continues to be a source of strength for locations where the Company’s markets include national parks and similar recreational areas. In general, the Company sees positive signs in the various economic indices; however, given the significant recession experienced during the late 2000s and the current lack of housing supply within the Company’s footprint, the Company is cautiously optimistic about the housing market. The Company will continue to actively monitor the economy’s impact on its lending portfolio.

In evaluating the need for a specific or general valuation allowance for impaired and unimpaired loans, respectively, within the Company’s construction loan portfolio (i.e., regulatory classification), including residential construction and land, lot and other construction loans, the credit risk related to such loans was considered in the ongoing monitoring of such loans, including assessments based on current information, including appraisals or evaluations (new or updated) of the underlying collateral, expected cash flows and the timing thereof, as well as the estimated cost to sell when such costs are expected to reduce the cash flows available to repay or otherwise satisfy the construction loan. Construction loans were 12 percent and 14 percent of the Company’s total loan portfolio and accounted for 6 percent and 21 percent of the Company’s non-accrual loans at December 31, 2019 and December 31, 2018, respectively. Collateral securing construction loans includes residential buildings (e.g., single/multi-family and condominiums), commercial buildings, and associated land (e.g., multi-acre parcels and individual lots, with and without shorelines).

The Company’s ALLL consisted of the following components as of the dates indicated:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Specific valuation allowance	$95	3,223
General valuation allowance	124,395	128,016
Total ALLL	$124,490	131,239

During 2019, the ALLL decreased by $6.7 million, the net result of a $3.1 million decrease in the specific valuation allowance and a $3.6 million decrease in the general valuation allowance. The specific valuation allowance decreased as the result of a $13.8 million decrease in loans individually evaluated for impairment with a specific impairment. The decrease in the general valuation allowance since the prior year end was a result of changes in qualitative or environmental factors and stabilizing credit quality.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Custom and owner occupied construction	$143,479	$126,595	$16,884	13%
Pre-sold and spec construction	180,539	121,938	58,601	48%
Total residential construction	324,018	248,533	75,485	30%
Land development	101,592	137,814	(36,222)	(26%)
Consumer land or lots	125,759	127,775	(2,016)	(2%)
Unimproved land	62,563	83,579	(21,016)	(25%)
Developed lots for operative builders	17,390	17,061	329	2%
Commercial lots	46,408	34,096	12,312	36%
Other construction	478,368	520,005	(41,637)	(8%)
Total land, lot, and other construction	832,080	920,330	(88,250)	(10%)
Owner occupied	1,667,526	1,343,563	323,963	24%
Non-owner occupied	2,017,375	1,605,960	411,415	26%
Total commercial real estate	3,684,901	2,949,523	735,378	25%
Commercial and industrial	991,580	907,340	84,240	9%
Agriculture	701,363	646,822	54,541	8%
1st lien	1,186,889	1,108,227	78,662	7%
Junior lien	53,571	56,689	(3,118)	(6%)
Total 1-4 family	1,240,460	1,164,916	75,544	6%
Multifamily residential	342,498	247,457	95,041	38%
Home equity lines of credit	617,900	539,938	77,962	14%
Other consumer	174,643	165,865	8,778	5%
Total consumer	792,543	705,803	86,740	12%
States and political subdivisions	533,023	404,671	128,352	32%
Other	139,538	125,310	14,228	11%
Total loans receivable, including loans held for sale	9,582,004	8,320,705	1,261,299	15%
Less loans held for sale [1]	(69,194)	(33,156)	(36,038)	109%
Total loans receivable	$9,512,810	$8,287,549	$1,225,261	15%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2019	December 31, 2019
Custom and owner occupied construction	$185	—	185	—	—
Pre-sold and spec construction	743	463	743	—	—
Total residential construction	928	463	928	—	—
Land development	852	2,166	474	—	378
Consumer land or lots	330	1,428	330	—	—
Unimproved land	1,181	9,338	105	—	1,076
Developed lots for operative builders	—	68	—	—	—
Commercial lots	529	1,046	—	—	529
Other construction	—	120	—	—	—
Total land, lot and other construction	2,892	14,166	909	—	1,983
Owner occupied	4,608	5,940	3,320	41	1,247
Non-owner occupied	8,229	10,567	8,229	—	—
Total commercial real estate	12,837	16,507	11,549	41	1,247
Commercial and industrial	5,297	3,914	4,945	142	210
Agriculture	2,288	7,040	2,137	1	150
1st lien	8,671	10,290	6,414	753	1,504
Junior lien	569	565	546	23	—
Total 1-4 family	9,240	10,855	6,960	776	1,504
Multifamily residential	201	—	201	—	—
Home equity lines of credit	2,618	2,770	2,618	—	—
Other consumer	837	456	344	445	48
Total consumer	3,455	3,226	2,962	445	48
Other	299	579	292	7	—
Total	$37,437	56,750	30,883	1,412	5,142

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Custom and owner occupied construction	$637	$1,661	$(1,024)	(62%)
Pre-sold and spec construction	148	887	(739)	(83%)
Total residential construction	785	2,548	(1,763)	(69%)
Land development	—	228	(228)	(100%)
Consumer land or lots	672	200	472	236%
Unimproved land	558	579	(21)	(4%)
Developed lots for operative builders	2	122	(120)	(98%)
Commercial lots	—	203	(203)	(100%)
Other construction	—	4,170	(4,170)	(100%)
Total land, lot and other construction	1,232	5,502	(4,270)	(78%)
Owner occupied	3,052	2,981	71	2%
Non-owner occupied	1,834	1,245	589	47%
Total commercial real estate	4,886	4,226	660	16%
Commercial and industrial	2,036	3,374	(1,338)	(40%)
Agriculture	4,298	6,455	(2,157)	(33%)
1st lien	4,711	5,384	(673)	(13%)
Junior lien	624	118	506	429%
Total 1-4 family	5,335	5,502	(167)	(3%)
Home equity lines of credit	2,352	3,562	(1,210)	(34%)
Other consumer	1,187	1,650	(463)	(28%)
Total consumer	3,539	5,212	(1,673)	(32%)
States and political subdivisions	—	229	(229)	(100%)
Other	1,081	519	562	108%
Total	$23,192	$33,567	$(10,375)	(31%)

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2019
Custom and owner occupied construction	$98	—	98	—
Pre-sold and spec construction	(18)	(352)	—	18
Total residential construction	80	(352)	98	18
Land development	(30)	(116)	42	72
Consumer land or lots	(138)	(146)	64	202
Unimproved land	(311)	(445)	—	311
Developed lots for operative builders	(18)	33	—	18
Commercial lots	(6)	1	—	6
Other construction	(142)	(19)	9	151
Total land, lot and other construction	(645)	(692)	115	760
Owner occupied	(479)	1,320	362	841
Non-owner occupied	2,015	853	2,156	141
Total commercial real estate	1,536	2,173	2,518	982
Commercial and industrial	1,472	2,449	2,385	913
Agriculture	21	16	119	98
1st lien	(12)	577	477	489
Junior lien	(303)	(371)	61	364
Total 1-4 family	(315)	206	538	853
Multifamily residential	—	(649)	—	—
Home equity lines of credit	19	(97)	73	54
Other consumer	603	261	895	292
Total consumer	622	164	968	346
Other	4,035	4,967	8,437	4,402
Total	$6,806	8,282	15,178	8,372

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

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,696,627	34%	$3,001,178	32%	$2,311,902	31%	$2,041,852	28%	$1,918,310	28%
NOW and DDA accounts	2,645,404	25%	2,391,307	25%	1,695,246	22%	1,588,550	22%	1,516,026	22%
Savings accounts	1,485,487	14%	1,346,790	14%	1,082,604	14%	996,061	13%	838,274	12%
Money market deposit accounts	1,937,141	18%	1,684,284	18%	1,512,693	20%	1,464,415	20%	1,382,028	20%
Certificate accounts	958,501	9%	901,484	9%	817,259	11%	948,714	13%	1,060,650	15%
Wholesale deposits	53,297	—%	168,724	2%	160,043	2%	332,687	4%	229,720	3%
Total interest bearing deposits	7,079,830	66%	6,492,589	68%	5,267,845	69%	5,330,427	72%	5,026,698	72%
Total deposits	$10,776,457	100%	$9,493,767	100%	$7,579,747	100%	$7,372,279	100%	$6,945,008	100%

The following table summarizes the amounts outstanding at December 31, 2019 for deposits of $100,000 and greater, according to the time remaining to maturity. Included in demand deposits are brokered deposits of $53 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$118,008	6,074,403	6,192,411
Three months to six months	172,603	—	172,603
Seven months to twelve months	152,917	—	152,917
Over twelve months	131,569	—	131,569
Total	$575,097	6,074,403	6,649,500

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Repurchase agreements
Amount outstanding at end of period	$569,824	396,151	362,573
Weighted interest rate on outstanding amount	0.74%	0.87%	0.53%
Maximum outstanding at any month end	$569,824	408,754	497,187
Average balance	$470,351	383,791	413,873
Weighted-average interest rate	0.79%	0.59%	0.45%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital up to a certain limit. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of December 31, 2019 were $140 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table represents the Company’s contractual obligations as of December 31, 2019:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2020	2021	2022	2023	2024	Thereafter
Deposits	$10,776,457	9,817,956	706,520	150,925	55,809	23,584	21,513	150
Repurchase agreements	569,824	—	569,824	—	—	—	—	—
FHLB advances	38,611	—	31,492	5,000	889	165	780	285
Other borrowed funds	23,149	—	—	—	373	1,082	6,959	14,735
Subordinated debentures	139,914	—	—	—	—	—	—	139,914
Finance lease liabilities	8,173	—	335	257	255	261	268	6,797
Operating lease liabilities	62,788	—	3,965	3,761	3,473	3,123	3,130	45,336
Total	$11,618,916	9,817,956	1,312,136	159,943	60,799	28,215	32,650	207,217
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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2019	December 31, 2018
FHLB advances
Borrowing capacity	$2,360,599	2,103,860
Amount utilized	(38,589)	(444,749)
Amount available	$2,322,010	1,659,111
FRB discount window
Borrowing capacity	$1,061,872	875,936
Amount utilized	—	—
Amount available	$1,061,872	875,936
Unsecured lines of credit available	$230,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$19,540	23,649
U.S. government sponsored enterprises	7,416	108,952
State and local governments	527,348	618,613
Corporate bonds	157,602	290,817
Residential mortgage-backed securities	210,356	220,653
Commercial mortgage-backed securities	401,849	273,439
Total unencumbered debt securities	$1,324,111	1,536,123

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 92,289,750 have been issued as of December 31, 2019. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2019. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented the Final Rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2019:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.64%	13.52%	13.52%	11.50%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

Under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.925 percent in Idaho, 4.95 percent in Utah, 4.5 percent in Colorado and 4.9 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax.

Income tax expense for the years ended December 31, 2019 and 2018 was $48.7 million and $40.3 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2019 and 2018 was 18.8 percent and 18.2 percent, respectively. The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $49.2 million and $56.1 million for the years ended December 31, 2019 and 2018, respectively. Benefits from federal income tax credits were $11.4 million and $9.2 million for the years ended December 31, 2019 and 2018, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $18.6 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2020	$5,076	8,048	794	13,918
2021	5,312	8,841	736	14,889
2022	4,663	8,837	673	14,173
2023	4,068	8,726	640	13,434
2024	2,136	8,576	604	11,316
Thereafter	720	32,133	905	33,758
	$21,975	75,161	4,352	101,488

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

	Years ended
	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$965,553	$46,899	4.86%	$868,467	$40,041	4.61%	$744,523	$33,114	4.45%
Commercial loans [1]	7,084,753	373,888	5.28%	6,134,018	308,263	5.03%	4,792,720	233,744	4.88%
Consumer and other loans	881,726	44,667	5.07%	774,813	38,292	4.94%	684,129	32,584	4.76%
Total loans [2]	8,932,032	465,454	5.21%	7,777,298	386,596	4.97%	6,221,372	299,442	4.81%
Tax-exempt investment securities [3]	917,454	38,195	4.16%	1,083,999	50,239	4.63%	1,160,182	66,077	5.70%
Taxable investment securities [4]	1,935,215	56,258	2.91%	1,802,704	47,771	2.65%	1,722,264	39,727	2.31%
Total earning assets	11,784,701	559,907	4.75%	10,664,001	484,606	4.54%	9,103,818	405,246	4.45%
Goodwill and intangibles	410,561			311,321			180,014
Non-earning assets	611,788			453,394			394,363
Total assets	$12,807,050			$11,428,716			$9,678,195
Liabilities
Non-interest bearing deposits	$3,323,641	$—	—%	$2,829,916	$—	—%	$2,175,750	$—	—%
NOW and DDA accounts	2,447,037	4,196	0.17%	2,242,935	3,862	0.17%	1,656,865	1,402	0.08%
Savings accounts	1,420,682	1,022	0.07%	1,298,985	862	0.07%	1,055,688	624	0.06%
Money market deposit accounts	1,787,149	5,385	0.30%	1,704,269	3,377	0.20%	1,547,659	2,407	0.16%
Certificate accounts	923,840	9,257	1.00%	919,356	6,497	0.71%	888,887	5,114	0.58%
Wholesale deposits [5]	137,442	3,420	2.49%	156,022	3,761	2.41%	275,804	7,246	2.63%
FHLB advances	265,712	9,023	3.35%	231,158	8,880	3.79%	258,528	6,748	2.57%
Repurchase agreements and other borrowed funds	625,242	10,470	1.67%	526,623	8,292	1.57%	547,307	6,323	1.16%
Total interest bearing liabilities	10,930,745	42,773	0.39%	9,909,264	35,531	0.36%	8,406,488	29,864	0.36%
Other liabilities	123,002			71,901			83,991
Total liabilities	11,053,747			9,981,165			8,490,479
Stockholders’ Equity
Common stock	883			836			775
Paid-in capital	1,208,772			1,014,559			781,267
Retained earnings	510,601			452,996			406,200
Accumulated other comprehensive income (loss)	33,047			(20,840)			(526)
Total stockholders’ equity	1,753,303			1,447,551			1,187,716
Total liabilities and stockholders’ equity	$12,807,050			$11,428,716			$9,678,195
Net interest income (tax-equivalent)		$517,134			$449,075			$375,382
Net interest spread (tax-equivalent)			4.36%			4.18%			4.09%
Net interest margin (tax-equivalent)			4.39%			4.21%			4.12%
______________________________
1Includes tax effect of $4.8 million, $4.1 million and $6.4 million on tax-exempt municipal loan and lease income for the years ended December 31, 2019, 2018 and 2017, respectively.
2Total loans are gross of the allowance for loan and lease losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $7.8 million, $10.3 million and $22.5 million on tax-exempt debt securities income for the years ended December 31, 2019, 2018 and 2017, respectively.
4Includes tax effect of $1.1 million, $1.2 million and $1.3 million on federal income tax credits for the years ended December 31, 2019, 2018 and 2017, respectively.
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

	Year ended December 31,			Year ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$4,476	2,382	6,858	5,513	1,414	6,927
Commercial loans (tax-equivalent)	47,779	17,846	65,625	65,416	9,103	74,519
Consumer and other loans	5,284	1,091	6,375	4,319	1,389	5,708
Investment securities (tax-equivalent)	(1,156)	(2,401)	(3,557)	157	(7,951)	(7,794)
Total interest income	56,383	18,918	75,301	75,405	3,955	79,360
Interest expense
NOW and DDA accounts	351	(17)	334	496	1,964	2,460
Savings accounts	81	79	160	144	94	238
Money market deposit accounts	164	1,844	2,008	244	726	970
Certificate accounts	32	2,728	2,760	175	1,208	1,383
Wholesale deposits	(448)	107	(341)	(3,147)	(338)	(3,485)
FHLB advances	1,327	(1,184)	143	(714)	2,846	2,132
Repurchase agreements and other borrowed funds	1,553	625	2,178	(239)	2,208	1,969
Total interest expense	3,060	4,182	7,242	(3,041)	8,708	5,667
Net interest income (tax-equivalent)	$53,323	14,736	68,059	78,446	(4,753)	73,693

Net interest income (tax-equivalent) increased $68.1 million for the year ended December 31, 2019 compared to the same period in 2018. The interest income for 2019 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Consistent with the prior year, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. Total interest expense increased from the prior year primarily from the increase in money market deposit accounts, certificate accounts and repurchase agreements driven by both rate and volume increases.

Net interest income (tax-equivalent) increased $73.7 million during 2018 compared to 2017. The interest income for 2018 increased over the prior year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Furthermore, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. The decrease in interest income on the debt securities portfolio was primarily the result of a decrease in the tax benefit related to the tax-exempt debt securities. Total interest expense increased from the prior year primarily from an increase in deposit and FHLB interest rates, which was partially offset by the decrease in wholesale deposits.

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

Cyber Risk
A failure in or breach of the Company’s operational or security systems, or those of the Company’s third party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses. The Company employs detection and response mechanisms designed to contain and mitigate these risks. The Company maintains a robust information security program that is regularly reviewed, tested, and updated. This includes vulnerability and patch management programs, incident response planning, security monitoring, employee training, and security awareness testing. The Board's Risk Oversight Committee is responsible for monitoring the Company’s cyber risk management profile and related programs. The Board is responsible for approval of related policies.

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

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that may have had a material impact on the Company that became effective during 2019 or 2018 includes amendments to:
•FASB Accounting Standards CodificationTM (“ASC”) Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs;
•FASB ASC Topic 842, Leases;
•FASB ASC Topic 815, Derivatives and Hedging;
•FASB ASC Topic 825, Financial Instruments; and
•FASB ASC Topic 606, Revenue from Contracts with Customers

Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2019 includes amendments to:
•FASB ASC Topic 350, Simplifying the Test for Goodwill; and
•FASB ASC Topic 326, Financial Instruments - Credit Losses

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
The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Company’s Board that are reviewed and approved annually. The Board delegates responsibility for carrying out the asset/liability management policies to the Bank’s ALCO. In this capacity, the ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Company’s goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk (e.g., economic value of equity). The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Given the historically low rate environment, the Company only models and reports for a downward shift in interest rates of 100 bps. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2019 as compared to the ALCO policy limits approved by the Company’s Board. The Company’s interest sensitivity remained within policy limits at December 31, 2019.

	One Year		Two Years
Rate Scenarios	Policy Limits	Estimated Sensitivity	Policy Limits	Estimated Sensitivity
-100 bps Rate shock	(10%)	(2.55%)	(15%)	(4.55%)
+100 bps Rate shock	(10%)	(0.20%)	(15%)	1.88%
+200 bps Rate shock	(10%)	(0.86%)	(15%)	2.95%
+200 bps Rate ramp	(10%)	(1.13%)	(15%)	1.02%
+300 bps Rate shock	(20%)	(1.35%)	(20%)	4.13%
+400 bps Rate shock	(20%)	(2.18%)	(20%)	4.92%
+400 bps Rate ramp	(10%)	(0.41%)	(20%)	0.95%

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

The following reflects the Company’s EVE maximum sensitivity policy limits and EVE analysis as of December 31, 2019:

Rate Scenarios	Policy Limits	Post Shock Ratio
-100 bps Rate shock	(10%)	(8.03%)
+100 bps Rate shock	(10%)	1.87%
+200 bps Rate shock	(20%)	0.14%
+300 bps Rate shock	(30%)	(2.01%)
+400 bps Rate shock	(40%)	(5.13%)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2020, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
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

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan and Lease Losses

As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was approximately $124 million at December 31, 2019. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans and identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.

We identified the valuation of the ALLL as a critical audit matter. Auditing the allowance for loan and lease losses involved a high degree of subjectivity in evaluating management's estimates, such as evaluating management's identification of credit quality indicators, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades and the “impaired loan” designation.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a historical loss rate, the establishment of qualitative adjustments to the historical loss rate, identification of impaired loans and risk classification of individual loans and/or loan relationships and establishment of specific reserves on impaired loans including purchased loans that have experienced further credit deterioration and management’s review controls over the ALLL balance as a whole;
•Testing of completeness and accuracy of the information utilized in the ALLL through testing of year-end loan balances, impaired loan designations, gross charge-offs and recoveries and past due amounts;
•Review of the Company’s ALLL Narrative supporting the overall ALLL process is place and adjusted loss factors applied to various loan segments;
•Testing the Company’s ALLL model for computational accuracy;
•Evaluating the qualitative adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•Testing the internal and outsourced loan review functions and evaluating the accuracy of loan grades and impaired loan identification;

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

•Utilizing internal subject matter experts in the area of loan review to assist us in evaluating the appropriateness of loan grades, impaired loan identification and to assess the reasonableness of specific impairments allocated to impaired loans;
•Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within the banking industry, including, but not limited to the following:
◦Various banking industry analytic comparisons through the historical look-back period and through the most recent economic downturn
◦Timing and frequency of improvements noted in key lending ratios that are indicative of potential credit risk in the overall loan portfolio and banking industry
◦Observation of trends in the Company’s overall environmental factors to ensure directional consistency, the overall economic climate and risk trends identified in the loan portfolio
Merger and Acquisition

As described in Note 22 to the consolidated financial statements, the Company consummated the acquisitions of two single bank holding companies during the year ended December 31, 2019, resulting in the expansion of the Company’s operating foot print and additional goodwill of approximately $167 million being recognized on the Company’s consolidated statement of financial condition. As part of the acquisitions consummated during the year, management determined that the acquisitions qualified as a business and accordingly all identifiable assets and liabilities acquired were valuated at fair value as part of the purchase price allocation as of acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the consummated acquisitions and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired balance sheets and acquisition related considerations involved a high degree of subjectivity in evaluating management's operational assumptions of the newly acquired divisions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

The primary procedures we performed to address this critical audit matter included:

•Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;
•Obtaining and reviewing management’s Purchase Accounting Checklist to gain an understanding of cut-off procedures performed and asset/liability identification considerations made;
•Testing management’s Purchase Accounting Spreadsheet focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;
•Obtaining all significant outside vendor valuation estimates and challenging management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, assumptions applied, and valuation models utilized by the outside vendors;

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

•Utilization of BKD Forensics & Valuation Services group to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;
•Testing the goodwill calculation resulting from the acquisition consummated, being the difference between the total net consideration paid and the fair value of the net assets acquired;
•Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings.

Emphasis of a Matter
As discussed in Note 1 to the financial statements, on January 1, 2019, the Company adopted new accounting guidance for accounting for leases and premium amortization on purchased callable debt securities. Our opinion is not modified with respect to this matter.

/s/ BKD, LLP

We have served as the Company’s auditor since 2005.
Denver, Colorado
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on Internal Control Over Financial Reporting
We have audited Glacier Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 21, 2020, expressed an unqualified opinion thereon.
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

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Denver, Colorado
February 21, 2020

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2019	December 31, 2018
Assets
Cash on hand and in banks	$198,639	161,782
Interest bearing cash deposits	132,322	42,008
Cash and cash equivalents	330,961	203,790
Debt securities, available-for-sale	2,575,252	2,571,663
Debt securities, held-to-maturity	224,611	297,915
Total debt securities	2,799,863	2,869,578
Loans held for sale, at fair value	69,194	33,156
Loans receivable	9,512,810	8,287,549
Allowance for loan and lease losses	(124,490)	(131,239)
Loans receivable, net	9,388,320	8,156,310
Premises and equipment, net	310,309	241,528
Other real estate owned	5,142	7,480
Accrued interest receivable	56,047	54,408
Deferred tax asset	2,037	23,564
Core deposit intangible, net	63,286	49,242
Goodwill	456,418	289,586
Non-marketable equity securities	11,623	27,871
Bank-owned life insurance	109,428	82,320
Other assets	81,371	76,651
Total assets	$13,683,999	12,115,484
Liabilities
Non-interest bearing deposits	$3,696,627	3,001,178
Interest bearing deposits	7,079,830	6,492,589
Securities sold under agreements to repurchase	569,824	396,151
Federal Home Loan Bank advances	38,611	440,175
Other borrowed funds	28,820	14,708
Subordinated debentures	139,914	134,051
Accrued interest payable	4,686	4,252
Other liabilities	164,954	116,526
Total liabilities	11,723,266	10,599,630
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	923	845
Paid-in capital	1,378,534	1,051,253
Retained earnings - substantially restricted	541,050	473,183
Accumulated other comprehensive income (loss)	40,226	(9,427)
Total stockholders’ equity	1,960,733	1,515,854
Total liabilities and stockholders’ equity	$13,683,999	12,115,484
Number of common stock shares issued and outstanding	92,289,750	84,521,692

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017
Interest Income
Investment securities	$85,504	86,499	81,968
Residential real estate loans	46,899	40,041	33,114
Commercial loans	369,107	304,164	227,356
Consumer and other loans	44,667	38,292	32,584
Total interest income	546,177	468,996	375,022
Interest Expense
Deposits	23,280	18,359	16,793
Securities sold under agreements to repurchase	3,694	2,248	1,858
Federal Home Loan Bank advances	9,023	8,880	6,748
Other borrowed funds	215	95	79
Subordinated debentures	6,561	5,949	4,386
Total interest expense	42,773	35,531	29,864
Net Interest Income	503,404	433,465	345,158
Provision for loan losses	57	9,953	10,824
Net interest income after provision for loan losses	503,347	423,512	334,334
Non-Interest Income
Service charges and other fees	67,934	74,887	67,717
Miscellaneous loan fees and charges	5,313	6,805	4,360
Gain on sale of loans	34,064	27,134	30,439
Gain (loss) on sale of debt securities	14,415	(1,113)	(660)
Other income	9,048	11,111	10,383
Total non-interest income	130,774	118,824	112,239
Non-Interest Expense
Compensation and employee benefits	222,753	195,056	160,506
Occupancy and equipment	34,497	30,734	26,631
Advertising and promotions	10,621	9,566	8,405
Data processing	17,392	15,911	14,150
Other real estate owned	1,105	3,221	1,909
Regulatory assessments and insurance	3,771	5,075	4,431
Loss on termination of hedging activities	13,528	—	—
Core deposit intangible amortization	8,485	6,270	2,494
Other expenses	62,775	54,294	47,045
Total non-interest expense	374,927	320,127	265,571
Income Before Income Taxes	259,194	222,209	181,002
Federal and state income tax expense	48,650	40,331	64,625
Net Income	$210,544	181,878	116,377
Basic earnings per share	$2.39	2.18	1.50
Diluted earnings per share	$2.38	2.17	1.50
Dividends declared per share	$1.31	1.31	1.14
Average outstanding shares - basic	88,255,290	83,603,515	77,537,664
Average outstanding shares - diluted	88,385,775	83,677,185	77,607,605
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net Income	$210,544	181,878	116,377
Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on available-for-sale securities	77,158	(15,608)	3,428
Reclassification adjustment for (gains) losses included in net income	(14,423)	12	636
Net unrealized gains (losses) on available-for-sale securities	62,735	(15,596)	4,064
Tax effect	(15,896)	3,952	(1,563)
Net of tax amount	46,839	(11,644)	2,501
Unrealized (losses) gains on derivatives used for cash flow hedges	(7,047)	3,286	444
Reclassification adjustment for losses included in net income	10,816	2,334	4,892
Net unrealized gains on derivatives used for cash flow hedges	3,769	5,620	5,336
Tax effect	(955)	(1,424)	(2,083)
Net of tax amount	2,814	4,196	3,253
Total other comprehensive income (loss), net of tax	49,653	(7,448)	5,754
Total Comprehensive Income	$260,197	174,430	122,131

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2017	76,525,402	$765	749,107	374,379	(7,382)	1,116,869
Net income	—	—	—	116,377	—	116,377
Other comprehensive income	—	—	—	351	5,403	5,754
Cash dividends declared ($1.14 per share)	—	—	—	(88,848)	—	(88,848)
Stock issued in connection with acquisitions	1,381,661	14	46,659	—	—	46,673
Stock issuances under stock incentive plans	99,893	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,232	—	—	2,232
Balance at December 31, 2017	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	181,878	—	181,878
Other comprehensive loss	—	—	—	—	(7,448)	(7,448)
Cash dividends declared ($1.31 per share)	—	—	—	(110,954)	—	(110,954)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	81,868	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,514	—	—	2,514
Balance at December 31, 2018	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	210,544	—	210,544
Other comprehensive income	—	—	—	—	49,653	49,653
Cash dividends declared ($1.31 per share)	—	—	—	(117,563)	—	(117,563)
Stock issued in connection with acquisitions	7,519,617	75	316,463	—	—	316,538
Stock issuances under stock incentive plans	248,441	3	(3)	—	—	—
Stock-based compensation and related taxes	—	—	10,821	—	—	10,821
Cumulative-effect of accounting changes	—	—	—	(25,114)	—	(25,114)
Balance at December 31, 2019	92,289,750	$923	1,378,534	541,050	40,226	1,960,733

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Operating Activities
Net income	$210,544	181,878	116,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57	9,953	10,824
Net amortization of debt securities	12,985	13,095	20,026
Net accretion of purchase accounting adjustments	(3,712)	(3,963)	(5,131)
Amortization of debt modification costs	4,630	1,649	471
Origination of loans held for sale	(983,988)	(841,451)	(889,212)
Proceeds from loans held for sale	985,345	896,145	984,506
Gain on sale of loans	(34,064)	(27,134)	(30,439)
(Gain) loss on sale of debt securities	(14,415)	1,113	660
Bank-owned life insurance income, net	(2,245)	(2,234)	(1,395)
Stock-based compensation, net of tax benefits	7,475	3,122	2,952
Depreciation and amortization of premises and equipment	18,592	16,019	14,758
Loss (gain) on sale and write-downs of other real estate owned, net	73	2,130	(1,641)
Deferred tax (benefit) expense	(356)	6,861	25,887
Amortization of core deposit intangibles	8,485	6,270	2,494
Amortization of investments in variable interest entities	9,700	7,639	4,692
Net decrease (increase) in accrued interest receivable	1,899	(2,741)	2,466
Net decrease in other assets	5,078	348	1,139
Net increase (decrease) in accrued interest payable	312	357	(135)
Net increase (decrease) in other liabilities	254	11,655	(4,558)
Net cash provided by operating activities	226,649	280,711	254,741
Investing Activities
Sales of available-for-sale debt securities	712,113	226,842	247,748
Maturities, prepayments and calls of available-for-sale debt securities	711,838	357,876	446,695
Purchases of available-for-sale debt securities	(1,224,231)	(820,333)	(36,239)
Maturities, prepayments and calls of held-to-maturity debt securities	58,750	76,832	25,187
Principal collected on loans	3,250,220	2,691,953	2,099,292
Loan originations	(3,623,548)	(3,460,227)	(2,740,281)
Net additions to premises and equipment	(16,398)	(18,637)	(10,128)
Proceeds from sale of other real estate owned	4,670	9,385	12,335
Proceeds from redemption of non-marketable equity securities	118,516	87,221	68,610
Purchases of non-marketable equity securities	(97,597)	(87,975)	(71,396)
Proceeds from bank-owned life insurance	—	1,331	437
Investments in variable interest entities	(16,348)	(37,956)	(14,514)
Net cash received from (paid in) acquisitions	79,333	101,268	(4,091)
Net cash (used in) provided by investing activities	(42,682)	(872,420)	23,655

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Financing Activities
Net increase in deposits	$285,856	599,037	(89,397)
Net increase in securities sold under agreements to repurchase	172,264	4,398	(111,077)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(255,000)	85,000	137,200
Proceeds from long-term Federal Home Loan Bank advances	—	—	150,000
Repayments of long-term Federal Home Loan Bank advances	(151,160)	(1,198)	(208,192)
Net increase (decrease) in other borrowed funds	14,109	(5,059)	3,784
Cash dividends paid	(124,468)	(85,493)	(111,720)
Tax withholding payments for stock-based compensation	(1,293)	(1,214)	(1,531)
Proceeds from stock option exercises	2,896	24	—
Net cash (used in) provided by financing activities	(56,796)	595,495	(230,933)
Net increase in cash, cash equivalents and restricted cash	127,171	3,786	47,463
Cash, cash equivalents and restricted cash at beginning of period	203,790	200,004	152,541
Cash, cash equivalents and restricted cash at end of period	$330,961	203,790	200,004
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$42,461	35,174	30,000
Cash paid during the period for income taxes	36,817	26,489	40,219
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$—	270,331	—
Sale and refinancing of other real estate owned	7	406	553
Transfer of loans to other real estate owned	2,349	4,924	4,466
Right-of-use assets obtained in exchange for operating lease liabilities	9,948	—	—
Dividends declared during the period but not paid	18,686	25,726	265
Acquisitions
Fair value of common stock shares issued	316,538	250,807	46,673
Cash consideration	16,424	16,265	17,342
Effective settlement of pre-existing receivable	—	10,054	—
Fair value of assets acquired	1,190,267	1,660,882	355,230
Liabilities assumed	1,024,137	1,383,756	321,824

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

In July 2019, the Company completed the acquisition of Heritage Bancorp, the bank holding company for Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”). In April 2019, the Company completed the acquisition of FNB Bancorp, the holding company for The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). In February 2018, the Company completed its acquisition of Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). In January 2018, the Company completed its acquisition of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). In April 2017, the Company completed its acquisition of TFB Bancorp, Inc. and its wholly-owned subsidiary, The Foothills Bank, a community bank based in Yuma, Arizona. The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 22.

Pending Acquisition
On September 30, 2019, the Company announced the signing of a definitive agreement to acquire State Bank Corp., the parent company of State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). SBAZ provides banking services to individuals and businesses in Arizona with locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. As of December 31, 2019, SBAZ had total assets of $677,654,000, gross loans of $439,237,000 and total deposits of $586,688,000. The acquisition has received regulatory approvals, is subject to other customary conditions of closing and is expected to be completed in the first quarter of 2020. Upon closing of the transaction, SBAZ will merge into the Company's Foothills Bank division and will expand the Company's footprint in Arizona to cover all major markets in the state and be a leading community bank in Arizona.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2019 was $50,055,000.

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Loans held for sale are recorded at fair value as of each balance sheet date. The fair value includes the servicing value of the loans and any change in fair value is recognized in non-interest income. Fair value elections are made at the time of origination or purchase based on the Company’s fair value election policy.

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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2019 and 2018, no long-lived assets were considered materially impaired.

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

The goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Examples of events and circumstances that could trigger the need for interim impairment testing include:
•a significant change in legal factors or in the business climate;
•an adverse action or assessment by a regulator;
•unanticipated competition;
•a loss of key personnel;
•a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and
•the testing for recoverability of a significant asset group within a reporting unit.

For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2019 and 2018 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test. The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. In the first step, the Company calculates an implied fair value based on a control premium analysis. If the implied fair value is less than the carrying value, the second step is completed to compute the impairment amount, if any, by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting units to the assets and liabilities of the reporting units. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value of goodwill to compute impairment, if any.

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

Derivatives and Hedging Activities
For asset and liability management purposes, the Company previously entered into interest rate swap agreements to hedge against changes in forecasted cash flows due to interest rate exposures. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin and early terminated its’ pay-fixed interest rate swaps. Prior to termination, the interest rate swaps were recognized as assets or liabilities on the Company’s statements of financial condition and were measured at fair value. Fair value estimates were obtained from third parties and were based on pricing models. The Company did not enter into interest rate swap agreements for trading or speculative purposes.

The Company included the impact of bilateral collateral and master netting agreements that allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset the net interest rate swap derivative position with the related collateral when recognizing interest rate swap derivative assets and liabilities.

The Company's interest rate swaps were contracts in which a series of interest payments were exchanged over a prescribed period. The notional amount upon which the interest payments were based was not exchanged. The swap agreements were derivative instruments and converted a portion of the Company’s forecasted variable rate debt to a fixed rate (i.e., cash flow hedge) over the payment term of the interest rate swap. The effective portion of the gain or loss on the cash flow hedging instruments was initially reported as a component of OCI and subsequently reclassified into earnings in the same period during which the transaction affects earnings. For highly effective hedges, the ineffective portion of the gain or loss on derivative instruments, if any, would be amortized over the remaining life the hedging instrument using a systematic and rational method. During the years ended December 31, 2019, 2018, and 2017, the Company’s cash flow hedges were determined to be fully effective.

Interest rate derivative financial instruments received hedge accounting treatment only if they were designated as a hedge and were expected to be, and were, highly effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Derivative financial instruments that did not meet specified hedging criteria were recorded at fair value with changes in fair value recorded in income. The Company’s interest rate swaps were considered highly effective and met the hedge accounting criteria.

Cash flows resulting from the interest rate derivative financial instruments that were accounted for as hedges of assets and liabilities were classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For additional information relating to interest rate swap agreements, see Note 10.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards Codification™ (“ASC”) Topic 606 was $69,877,000, $76,664,000, and $69,808,000 for the years ended December 31, 2019, 2018, and 2017, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2019 and 2018 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Stock-based Compensation
Stock-based compensation awards granted, comprised of restricted stock units and stock options, are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service period of each award. The impact of forfeitures of stock-based compensation awards on compensation expense is recognized as forfeitures occur. For additional information relating to stock-based compensation, see Note 12.

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

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock units were vested, using the treasury stock method. For additional information relating to earnings per share, see Note 17.

Reclassifications
Certain reclassifications have been made to the 2018 and 2017 financial statements to conform to the 2019 presentation.

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

Accounting Guidance Pending Adoption at December 31, 2019
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

ASU 2016-13 - Financial Instruments - Credit Losses. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. As a result of the adoption of the amendments, the ALLL will be referred to as the allowance for credit losses (“ACL”). The Company has evaluated the impact of these amendments to the Company’s financial position and results of operations and has determined the estimated range of the ACL will be between $125,600,000 and $131,300,000 and the estimated allowance for unfunded commitments will be between $12,800,000 and $13,600,000 upon adoption of the amendments. An adjustment to retained earnings, net of tax, will be required for the difference between such estimated amounts and the balances at December 31, 2019. The estimated impact to retained earnings on the date of adoption is approximately $9,955,000 to $14,808,000. The Company had developed internal implementation controls over the development of the ACL model and resulting financial statement disclosures. As part of the implementation of the amendments, the Company has adjusted its processes and procedures to calculate the ACL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company has also developed new procedures for determining an allowance for credit losses relating to held-to-maturity debt securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale debt securities were replaced with an allowance approach. The Company engaged a third-party vendor solution and is currently in the final phases of evaluating the solution including model validation, adjusting assumptions utilized, and reviewing the accuracy of the financial statement disclosures. The project team is refining its processes and procedures which will continue during the first quarter of 2020. For additional information on the ALLL, see Note 3.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$20,061	48	(65)	20,044
U.S. government sponsored enterprises	42,724	953	—	43,677
State and local governments	679,784	22,694	(80)	702,398
Corporate bonds	155,665	1,938	(1)	157,602
Residential mortgage-backed securities	731,766	7,507	(549)	738,724
Commercial mortgage-backed securities	891,374	22,825	(1,392)	912,807
Total available-for-sale	2,521,374	55,965	(2,087)	2,575,252
Held-to-maturity
State and local governments	224,611	9,785	—	234,396
Total held-to-maturity	224,611	9,785	—	234,396
Total debt securities	$2,745,985	65,750	(2,087)	2,809,648

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$23,757	54	(162)	23,649
U.S. government sponsored enterprises	120,670	52	(514)	120,208
State and local governments	844,636	18,936	(11,322)	852,250
Corporate bonds	292,052	378	(1,613)	290,817
Residential mortgage-backed securities	808,537	628	(16,250)	792,915
Commercial mortgage-backed securities	490,868	3,312	(2,356)	491,824
Total available-for-sale	2,580,520	23,360	(32,217)	2,571,663
Held-to-maturity
State and local governments	297,915	1,380	(11,039)	288,256
Total held-to-maturity	297,915	1,380	(11,039)	288,256
Total debt securities	$2,878,435	24,740	(43,256)	2,859,919

In November 2018, the Company adopted FASB ASU 2017-12, Derivatives and Hedging, and in doing so redesignated state and local government securities with a carrying value of $270,331,000, from held-to-maturity classification to available-for-sale classification. The Company considers the available-for-sale classification of these debt securities to be appropriate since it no longer had the intent to hold them to maturity. No gain or loss was recorded at the time of transfer.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2019. Actual maturities may differ from expected or contractual maturities since issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$62,317	62,555	—	—
Due after one year through five years	170,631	174,195	12,841	13,383
Due after five years through ten years	206,056	214,517	71,708	75,771
Due after ten years	459,230	472,454	140,062	145,242
	898,234	923,721	224,611	234,396
Mortgage-backed securities [1]	1,623,140	1,651,531	—	—
Total	$2,521,374	2,575,252	224,611	234,396
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Available-for-sale
Proceeds from sales and calls of debt securities	$928,710	265,587	280,783
Gross realized gains [1]	18,936	443	3,369
Gross realized losses [1]	(4,513)	(455)	(4,005)
Held-to-maturity
Proceeds from calls of debt securities	58,750	79,000	23,020
Gross realized gains [1]	2	101	204
Gross realized losses [1]	(10)	(1,202)	(228)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

At December 31, 2019 and 2018, the Company had debt securities with carrying values of $1,475,752,000 and $1,333,455,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), interest rate swap agreements and deposits of several local government units.

Debt securities with an unrealized loss position are summarized as follows:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$464	—	9,902	(65)	10,366	(65)
State and local governments	19,044	(80)	—	—	19,044	(80)
Corporate bonds	7,378	(1)	—	—	7,378	(1)
Residential mortgage-backed securities	85,562	(234)	29,038	(315)	114,600	(549)
Commercial mortgage-backed securities	177,051	(1,293)	7,697	(99)	184,748	(1,392)
Total available-for-sale	$289,499	(1,608)	46,637	(479)	336,136	(2,087)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	$4,287	(27)	10,519	(135)	14,806	(162)
U.S. government sponsored enterprises	43,400	(103)	35,544	(411)	78,944	(514)
State and local governments	72,080	(922)	232,244	(10,400)	304,324	(11,322)
Corporate bonds	119,111	(937)	114,800	(676)	233,911	(1,613)
Residential mortgage-backed securities	132,405	(833)	537,202	(15,417)	669,607	(16,250)
Commercial mortgage-backed securities	73,118	(402)	86,504	(1,954)	159,622	(2,356)
Total available-for-sale	$444,401	(3,224)	1,016,813	(28,993)	1,461,214	(32,217)
Held-to-maturity
State and local governments	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)
Total held-to-maturity	$87,392	(2,778)	126,226	(8,261)	213,618	(11,039)
Based on an analysis of its debt securities with unrealized losses as of December 31, 2019 and 2018, the Company determined that none of such securities had other-than-temporary impairment and the unrealized losses were primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the securities approach maturity. At December 31, 2019, management determined that it did not intend to sell debt securities with unrealized losses, and there was no expected requirement to sell any of its debt securities with unrealized losses before recovery of their amortized cost.

Note 3. Loans Receivable, Net

The Company’s loan portfolio is comprised of three segments: residential real estate, commercial, and consumer and other loans. The loan segments are further disaggregated into the following classes: residential real estate, commercial real estate, other commercial, home equity and other consumer loans. The following table presents loans receivable for each portfolio class of loans:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Residential real estate loans	$926,388	887,742
Commercial loans
Real estate	5,579,307	4,657,561
Other commercial	2,094,254	1,911,171
Total	7,673,561	6,568,732
Consumer and other loans
Home equity	617,201	544,688
Other consumer	295,660	286,387
Total	912,861	831,075
Loans receivable	9,512,810	8,287,549
Allowance for loan and lease losses	(124,490)	(131,239)
Loans receivable, net	$9,388,320	8,156,310
Net deferred origination (fees) costs included in loans receivable	$(6,964)	(5,685)
Net purchase accounting (discounts) premiums included in loans receivable	$(21,574)	(25,172)

At December 31, 2019, the Company had loans of $5,228,136,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2019 and 2018. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2019.

Loans that are serviced for others are not reported as assets. The principal balances of these loans were $185,897,000 and $181,281,000 at December 31, 2019 and 2018, respectively. The fair value of servicing rights was insignificant at December 31, 2019 and 2018. There were no significant purchases or sales of portfolio loans during 2019, 2018 and 2017.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2019 and 2018 was $57,825,000 and $59,528,000, respectively. During 2019, new loans to such related parties were $17,504,000 and repayments were $19,207,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Loan and Lease Losses
The ALLL is a valuation allowance for probable incurred credit losses. The following tables summarize the activity in the ALLL by loan class:

	Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Provision for loan losses	57	(163)	(2,704)	(23)	(863)	3,810
Charge-offs	(15,178)	(608)	(2,460)	(4,189)	(90)	(7,831)
Recoveries	8,372	251	2,212	2,181	79	3,649
Balance at end of period	$124,490	10,111	69,496	36,129	4,937	3,817

	Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for loan losses	9,953	474	4,343	1,916	(471)	3,691
Charge-offs	(17,807)	(728)	(3,469)	(5,045)	(210)	(8,355)
Recoveries	9,525	87	3,059	1,986	288	4,105
Balance at end of period	$131,239	10,631	72,448	38,160	5,811	4,189

	Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,572	12,436	65,773	37,823	7,572	5,968
Provision for loan losses	10,824	(1,521)	7,152	2,545	(1,103)	3,751
Charge-offs	(19,331)	(199)	(6,188)	(2,856)	(489)	(9,599)
Recoveries	8,503	82	1,778	1,791	224	4,628
Balance at end of period	$129,568	10,798	68,515	39,303	6,204	4,748

The following tables disclose the recorded investment in loans and the balance in the ALLL by loan class:

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$94,504	7,804	58,609	21,475	3,745	2,871
Collectively evaluated for impairment	9,418,306	918,584	5,520,698	2,072,779	613,456	292,789
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660
ALLL
Individually evaluated for impairment	$95	—	73	10	—	12
Collectively evaluated for impairment	124,395	10,111	69,423	36,119	4,937	3,805
Total ALLL	$124,490	10,111	69,496	36,129	4,937	3,817

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$108,788	12,685	68,837	20,975	3,497	2,794
Collectively evaluated for impairment	8,178,761	875,057	4,588,724	1,890,196	541,191	283,593
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387
ALLL
Individually evaluated for impairment	$3,223	83	568	2,313	39	220
Collectively evaluated for impairment	128,016	10,548	71,880	35,847	5,772	3,969
Total ALLL	$131,239	10,631	72,448	38,160	5,811	4,189

Substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their obligations is dependent upon the economic performance in the Company’s market areas.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans by loan class:

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,944	3,403	4,946	4,685	1,040	1,870
Accruing loans 60-89 days past due	7,248	749	2,317	1,190	1,902	1,090
Accruing loans 90 days or more past due	1,412	753	64	143	—	452
Non-accrual loans	30,883	4,715	15,650	6,592	3,266	660
Total past due and non-accrual loans	55,487	9,620	22,977	12,610	6,208	4,072
Current loans receivable	9,457,323	916,768	5,556,330	2,081,644	610,993	291,588
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660

	December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$24,312	5,251	9,477	4,282	3,213	2,089
Accruing loans 60-89 days past due	9,255	860	3,231	3,838	735	591
Accruing loans 90 days or more past due	2,018	788	—	492	428	310
Non-accrual loans	47,252	8,021	27,264	8,619	2,575	773
Total past due and non-accrual loans	82,837	14,920	39,972	17,231	6,951	3,763
Current loans receivable	8,204,712	872,822	4,617,589	1,893,940	537,737	282,624
Total loans receivable	$8,287,549	887,742	4,657,561	1,911,171	544,688	286,387

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

	At or for the Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$5,388	—	5,343	10	—	35
Unpaid principal balance	5,388	—	5,343	10	—	35
Specific valuation allowance	95	—	73	10	—	12
Average balance	10,378	409	6,341	3,490	24	114
Loans without a specific valuation allowance
Recorded balance	89,116	7,804	53,266	21,465	3,745	2,836
Unpaid principal balance	99,355	9,220	57,735	24,758	4,494	3,148
Average balance	93,338	9,879	59,107	18,079	3,486	2,787
Total
Recorded balance	94,504	7,804	58,609	21,475	3,745	2,871
Unpaid principal balance	104,743	9,220	63,078	24,768	4,494	3,183
Specific valuation allowance	95	—	73	10	—	12
Average balance	103,716	10,288	65,448	21,569	3,510	2,901

	At or for the Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$19,197	1,957	9,345	7,268	120	507
Unpaid principal balance	19,491	2,220	9,345	7,268	120	538
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	19,519	2,686	8,498	7,081	82	1,172
Loans without a specific valuation allowance
Recorded balance	89,591	10,728	59,492	13,707	3,377	2,287
Unpaid principal balance	107,486	11,989	71,300	17,689	3,986	2,522
Average balance	106,747	10,269	73,889	17,376	3,465	1,748
Total
Recorded balance	108,788	12,685	68,837	20,975	3,497	2,794
Unpaid principal balance	126,977	14,209	80,645	24,957	4,106	3,060
Specific valuation allowance	3,223	83	568	2,313	39	220
Average balance	126,266	12,955	82,387	24,457	3,547	2,920

Interest income recognized on impaired loans for the years ended December 31, 2019, 2018, and 2017 was not significant.

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

	Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	18	1	6	6	2	3
Pre-modification recorded balance	$18,508	117	8,524	9,382	214	271
Post-modification recorded balance	$18,476	123	8,524	9,364	214	251
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$106	—	106	—	—	—

	Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	25	4	8	10	2	1
Pre-modification recorded balance	$21,995	724	12,901	7,813	252	305
Post-modification recorded balance	$21,881	724	12,787	7,813	252	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

	Year ended December 31, 2017
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	32	5	13	11	2	1
Pre-modification recorded balance	$41,521	841	31,109	9,403	158	10
Post-modification recorded balance	$38,838	841	28,426	9,403	158	10
TDRs that subsequently defaulted
Number of loans	1	—	—	1	—	—
Recorded balance	$18	—	—	18	—	—

The modifications for the loans designated as TDRs during the years ended December 31, 2019, 2018 and 2017 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,992,000, $6,793,000 and $5,987,000 for the years ended December 31, 2019, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in residential real estate for the year ended December 31, 2019 and in commercial real estate for the years ended December 31, 2018 and 2017. At December 31, 2019 and 2018, the Company had $1,744,000 and $350,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2019 and 2018, the Company had $1,504,000 and $698,000, respectively, of OREO secured by residential real estate properties.

There were $3,933,000 and $5,335,000 of additional unfunded commitments on TDRs outstanding at December 31, 2019 and 2018, respectively. The amount of charge-offs on TDRs during 2019, 2018 and 2017 was $709,000, $1,685,000 and $2,984,000, respectively.

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Land	$52,738	47,511
Buildings and construction in progress	251,151	231,854
Furniture, fixtures and equipment	96,576	90,030
Leasehold improvements	11,144	9,370
Accumulated depreciation	(148,373)	(137,237)
Net premises and equipment, excluding ROU assets	263,236	241,528
ROU assets	47,073	—
Net premises and equipment	$310,309	241,528

Leases
The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
ROU assets	$6,537
Accumulated depreciation	(917)
Net ROU assets	$5,620	41,453
Lease liabilities	$5,671	43,904
Weighted-average remaining lease term	24 years	19 years
Weighted-average discount rate	3.0%	3.7%

Maturities of lease liabilities consist of the following:

	December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$335	3,965
Maturing one year through two years	257	3,761
Maturing two years through three years	255	3,473
Maturing three years through four years	261	3,123
Maturing four years through five years	268	3,130
Thereafter	6,797	45,336
Total lease payments	8,173	62,788
Present value of lease payments
Short-term	170	2,421
Long-term	5,501	41,483
Total present value of lease payments	5,671	43,904
Difference between lease payments and present value of lease payments	$2,502	18,884

The components of lease expense consist of the following:

Year ended
(Dollars in thousands)	December 31, 2019
Finance lease cost
Amortization of ROU assets	$101
Interest on lease liabilities	34
Operating lease cost	4,063
Short-term lease cost	431
Variable lease cost	896
Sublease income	(6)
Total lease expense	$5,519

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$34	2,136
Financing cash flows	98	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2019 was not significant.

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Gross carrying value	$85,506	62,977	21,649
Accumulated amortization	(22,220)	(13,735)	(7,465)
Net carrying value	$63,286	49,242	14,184
Aggregate amortization expense	$8,485	6,270	2,494
Estimated amortization expense for the years ending December 31,
2020	$9,978
2021	9,519
2022	9,029
2023	8,276
2024	7,535

Core deposit intangibles increased $22,529,000, $41,328,000 and $4,331,000 during 2019, 2018 and 2017, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 22.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net carrying value at beginning of period	$289,586	177,811	147,053
Acquisitions and adjustments	166,832	111,775	30,758
Net carrying value at end of period	$456,418	289,586	177,811

The Company’s first step in evaluating goodwill for possible impairment is a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2019 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2019 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2019. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2019 and 2018.

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

Consolidated Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over seven years and is subject to recapture if certain events occur during such period. The maximum exposure to loss in the CDEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not individually meet the characteristics of a primary beneficiary; however, the related party group does meet the criteria as a group and substantially all of the activities of the CDEs either involve or are conducted on behalf of the Company. As a result, the Company is the primary beneficiary of the CDEs and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The primary activities of the CDEs are recognized in commercial loans interest income and other borrowed funds interest expense on the Company’s statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds.

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

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Loans receivable	$84,390	80,123
Accrued interest receivable	63	96
Other assets	54,692	45,779
Total assets	$139,145	125,998
Liabilities
Other borrowed funds	$23,149	14,527
Accrued interest payable	36	1
Other liabilities	123	125
Total liabilities	$23,308	14,653

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $41,521,000 and $35,112,000 as of December 31, 2019 and 2018, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2019, 2018 and 2017. Future unfunded contingent commitments related to the Company’s LIHTC investments at December 31, 2019 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2020	$11,916
2021	7,692
2022	7,471
2023	130
2024	309
Thereafter	419
Total	$27,937

The Company has elected to use the proportional amortization method, and more specifically, the practical expedient method, for the amortization of all eligible LIHTC investments and amortization expense is recognized as a component of income tax expense. The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the periods presented.

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Amortization expense	$6,289	4,926	2,507
Tax credits and other tax benefits recognized	8,547	6,550	3,827

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

Note 7. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2019 and 2018 were $281,054,000 and $244,999,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2020	$706,520
2021	150,925
2022	55,809
2023	23,584
2024	21,513
Thereafter	150
$958,501

The Company reclassified $5,514,000 and $5,992,000 of overdraft demand deposits to loans as of December 31, 2019 and 2018, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2019 and 2018 was $21,723,000 and $26,260,000, respectively.

Note 8. Borrowings

The Company’s repurchase agreements totaled $569,824,000 and $396,151,000 at December 31, 2019 and 2018, respectively, and are secured by debt securities with carrying values of $711,210,000 and $511,294,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$312,015	—	312,015
Commercial mortgage-backed securities	257,809	—	257,809
Total	$569,824	—	569,824

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Residential mortgage-backed securities	$328,174	—	328,174
Commercial mortgage-backed securities	66,339	1,638	67,977
Total	$394,513	1,638	396,151

The Company’s FHLB advances bear a fixed rate of interest and are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company's pay-fixed interest rate swaps and corresponding debt, including FHLB advances. A $3,531,000 loss was recognized on the early payment of the FHLB advances and was reported in loss on termination of hedging activities on the Company’s statements of operations. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$31,492	1.81%	$285,847	2.63%
Maturing one year through two years	5,000	2.95%	1,572	3.50%
Maturing two years through three years	889	5.25%	150,370	3.77%
Maturing three years through four years	165	5.45%	918	5.25%
Maturing four years through five years	780	4.31%	204	5.45%
Thereafter	285	6.31%	1,264	4.82%
Total	$38,611	2.14%	$440,175	3.03%

The Company’s other borrowings consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2019, the Company had $230,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

Note 9. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2019		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,395	5.227%	3 month LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,497	5.197%	3 month LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	4.736%	3 month LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	4.550%	3 month LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	3.276%	3 month LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	3.464%	3 month LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	1,970	3.734%	3 month LIBOR plus 1.82%	03/01/2037
FNB (UT) Statutory Trust I	4,124	5.061%	3 month LIBOR plus 3.10%	06/26/2033
FNB (UT) Statutory Trust II	1,752	3.614%	3 month LIBOR plus 1.72%	12/15/2036
Total subordinated debentures owed to trust subsidiaries	132,297
Tier 2 subordinated debentures	7,617	6.625%	Fixed	10/01/2025
Total subordinated debentures	$139,914

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

For regulatory capital purposes, the FRB has allowed bank holding companies to continue to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) require the FRB to exclude trust preferred securities from Tier 1 capital, but a permanent grandfather provision applicable to the Company permits bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they mature, even after the Company’s total assets exceed the $15 billion threshold as a result of organic growth.  Once the Company has crossed the $15 billion threshold, any subsequent merger or acquisition would result in disqualification of the Company’s combined trust preferred securities as Tier 1 capital; however, the trust preferred securities would be included in Tier 2 capital. If the Company crosses the $15 billion threshold as a direct result of an acquisition, neither the Company’s nor the acquired institution’s trust preferred securities would continue to qualify as Tier 1 capital, but instead would be included in Tier 2 capital. All of the Company’s trust preferred securities qualified as Tier 1 capital instruments at December 31, 2019.

Tier 2 Subordinated Debentures
The Company acquired subordinated debentures with the FSB acquisition that qualify as Tier 2 capital under the applicable capital adequacy rules and regulations promulgated by the FRB. The Tier 2 subordinated debentures are not deposits and are not insured by the FDIC or any other government agency. Such obligations are subordinated to the claims of general creditors, are unsecured and are ineligible as collateral. The principal amount is due at maturity and interest distributions are payable quarterly. The Tier 2 subordinated debentures shall not be prepaid prior to the fifth anniversary of the closing date, which is September 30, 2020, except in the event the obligation no longer qualifies as Tier 2 capital (“Tier 2 capital event”) or the interest payable is no longer deductible (“tax event”). Any prepayment made in connection with a Tier 2 capital event or a tax event will be subject to obtaining the prior approval of the FRB. The Company has the ability to prepay these obligations on or after the fifth anniversary of the closing date at any time with notice.

For additional information on regulatory capital, see Note 11.

Note 10. Derivatives and Hedging Activities

Interest Rate Swap Derivatives
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with forecasted variable rate borrowings. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations. The Company recognized interest rate swaps as either assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable.

The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were over-the-counter contracts. The contracts were entered into by the Company with a single counterparty, and the specific terms and conditions were negotiated, including forecasted notional amounts, interest rates and maturity dates. The Company was exposed to credit-related losses in the event of nonperformance by the counterparty to the agreements. The Company controlled the counterparty credit risk by maintaining bilateral collateral agreements and through monitoring policy and procedures. The Company only conducted business with primary dealers and believed that the credit risk inherent in these contracts was not significant.

The interest rate swaps that were terminated had $160,000,000 and $100,000,000 of notional amounts and began their payment terms in October 2014 and November 2015, respectively. The Company designated wholesale deposits and FHLB advances for the cash flow hedge and these hedged items were determined to be fully effective during current and prior periods. The aggregate fair value of the interest rate swaps was recorded in other liabilities with changes recorded in OCI. Interest expense recorded on the interest rate swaps totaled $5,532,000, $8,013,000 and $8,013,000 during 2019, 2018 and 2017, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

The following table presents the pre-tax gains or losses recorded in OCI and the Company’s statements of operations relating to the interest rate swap derivative financial instruments:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Interest rate swaps
Amount of (loss) gain recognized in OCI	$(7,047)	3,286	444
Amount of loss reclassified from OCI to interest expense	(10,816)	(2,334)	(4,892)

The following table discloses the offsetting of financial assets and interest rate swap derivative assets.

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Position	Net Amounts of Assets Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	139	(139)	—

The following table discloses the offsetting of financial liabilities and interest rate swap derivative liabilities.

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Liabilities Presented in the Statements of Financial Position
Interest rate swaps	$—	—	—	3,908	(139)	3,769

Residential Real Estate Derivatives
At December 31, 2019, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2019 and 2018, loan commitments with interest rate lock commitments totaled $84,803,000 and $59,974,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At December 31, 2019 and 2018, TBA commitments were $82,000,000 and $40,750,000, respectively, and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company doesn’t enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 11. Regulatory Capital

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income. As of December 31, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2019 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2019
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,661,249	14.95%	$888,986	8.00%	N/A	N/A
Glacier Bank	1,625,527	14.64%	888,110	8.00%	$1,110,137	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,528,683	13.76%	666,740	6.00%	N/A	N/A
Glacier Bank	1,500,461	13.52%	666,082	6.00%	888,110	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,398,183	12.58%	500,055	4.50%	N/A	N/A
Glacier Bank	1,500,461	13.52%	499,562	4.50%	721,589	6.50%
Tier 1 capital (to average assets)
Consolidated	1,528,683	11.65%	524,987	4.00%	N/A	N/A
Glacier Bank	1,500,461	11.50%	522,040	4.00%	652,550	5.00%

	December 31, 2018
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,437,889	14.70%	$782,453	8.00%	N/A	N/A
Glacier Bank	1,401,991	14.35%	781,430	8.00%	$976,787	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,308,017	13.37%	586,840	6.00%	N/A	N/A
Glacier Bank	1,279,778	13.10%	586,072	6.00%	781,430	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,183,517	12.10%	440,130	4.50%	N/A	N/A
Glacier Bank	1,279,778	13.10%	439,554	4.50%	634,911	6.50%
Tier 1 capital (to average assets)
Consolidated	1,308,017	11.35%	461,130	4.00%	N/A	N/A
Glacier Bank	1,279,778	11.08%	462,072	4.00%	577,590	5.00%
______________________________
N/A - Not applicable

Note 12. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2019, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 2,041,367.

During 2019 and 2018, the Company also assumed stock-based compensation plans through the Heritage and Collegiate acquisitions, respectively. No additional shares may be awarded from these plans.

Restricted Stock Units
The Company has awarded restricted stock units to select employees and directors under the 2015 Stock Incentive Plan. Common stock is issued as vesting restrictions lapse, which may be immediately or according to the terms of a vesting schedule. Restricted stock units may not be sold, pledged or otherwise transferred until restrictions have lapsed. The recipient does not have the right to vote or to receive dividends until the restricted stock unit has vested. The fair value of the restricted stock unit is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock units for the years ended December 31, 2019, 2018 and 2017 was $3,803,000, $3,684,000 and $3,764,000, respectively, and the recognized income tax benefit related to this expense was $964,000, $934,000 and $1,452,000. As of December 31, 2019, total unrecognized compensation expense of $4,434,000 related to restricted stock units is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $3,536,000, $3,319,000 and $3,746,000, respectively, and the income tax benefit related to these awards was $1,124,000, $1,126,000 and $1,998,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2018	181,983	$36.03
Granted	101,978	42.96
Vested	(103,473)	34.17
Forfeited	(3,827)	40.80
Non-vested at December 31, 2019	176,661	41.01

The average remaining contractual term on non-vested restricted stock units at December 31, 2019 is 0.9 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2019 was $8,125,000.

Stock Options
During 2019 and 2018, the Company assumed stock options through the Heritage and Collegiate acquisitions, respectively. All stock option shares and per share market values were adjusted at acquisition dates. The option price at which the Company's common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option was granted. Upon exercise of the stock options, the shares are obtained from the Company's authorized and unissued stock. Prior to the Heritage and Collegiate stock options being assumed, there were no outstanding stock options and there were no stock options granted during 2019, 2018 or 2017.

Compensation expense related to stock options for the years ended December 31, 2019 and 2018 was $5,415,000 and $19,000, respectively, and the recognized income tax benefit related to this expense was $1,372,000 and $5,000. As of December 31, 2019, total unrecognized compensation expense of $23,000 related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $4,491,000 and $13,000, respectively, and the income tax benefit related to these exercises was $934,000 and $0. Total cash received from options exercised during the years ended December 31, 2019 and 2018 was $2,896,000 and $24,000, respectively.

Changes in shares granted for stock options for the year ended December 31, 2019 are summarized as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	26,167	$25.84
Acquisitions	235,246	16.70
Exercised	(175,161)	16.53
Forfeited	(2,787)	25.84
Outstanding at December 31, 2019	83,465	19.61
Exercisable at December 31, 2019	72,315	18.65

The average remaining contractual term on outstanding stock options at December 31, 2019 is 5.7 years. The aggregate intrinsic value of the outstanding stock options at December 31, 2019 was $2,202,000.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2019, 2018, and 2017 was $17,227,000, $15,406,000 and $10,100,000 respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) for the years ended December 31, 2019, 2018 and 2017 was $4,236,000, $4,037,000, and $3,224,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2019 and 2018, the liability related to the plans was $8,660,000 and $8,371,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $766,000, $803,000, and $739,000, for the years ending December 31, 2019, 2018, and 2017, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense incurred for the years ended December 31, 2019, 2018, and 2017 for the plans was $480,000, $502,000 and $481,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2019 and 2018, the liability related to the acquired plans was $17,661,000 and $13,651,000, respectively, and was included in other liabilities. Total expense incurred for the years ended December 31, 2019, 2018, and 2017 for the acquired plans was $992,000, $801,000 and $588,000, respectively.

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”) which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2019 and 2018, the liability related to the SERP was $2,713,000 and $2,287,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2019, 2018 and 2017 was $662,000, $423,000, and $287,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense incurred for the years ended December 31, 2019, 2018, and 2017 for the SERP was $120,000, $122,000, and $105,000, respectively.

Note 14. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Mergers and acquisition expenses	$8,503	6,618	2,130
Consulting and outside services	8,276	7,219	5,331
Debit card expenses	5,968	5,104	7,189
Employee expenses	5,138	4,412	4,160
Telephone	4,827	4,487	3,891
Business development	4,446	4,172	3,333
VIE amortization and other expenses	4,341	3,618	3,109
Loan expenses	4,140	3,462	3,080
Postage	3,437	3,104	2,684
Printing and supplies	3,256	3,264	2,661
Checking and operating expenses	1,757	1,234	1,760
Accounting and audit fees	1,712	1,456	1,848
ATM expenses	1,700	1,217	1,720
Legal fees	1,245	1,763	1,106
Other	4,029	3,164	3,043
Total other expenses	$62,775	54,294	47,045

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

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Current
Federal	$34,461	21,510	29,555
State	14,545	11,960	9,183
Total current income tax expense	49,006	33,470	38,738
Deferred [1]
Federal	(279)	5,372	22,246
State	(77)	1,489	3,641
Total deferred income tax (benefit) expense	(356)	6,861	25,887
Total income tax expense	$48,650	40,331	64,625
______________________________
1 Includes tax benefit of operating loss carryforwards of $317,000, $443,000 and $644,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal income tax benefit	4.4%	4.8%	4.6%
Tax rate change	—%	—%	10.9%
Tax-exempt interest income	(3.7%)	(5.0%)	(10.5%)
Tax credits	(4.5%)	(4.2%)	(3.2%)
Other, net	1.6%	1.6%	(1.1%)
Effective income tax rate	18.8%	18.2%	35.7%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets
Allowance for loan and lease losses	$31,698	33,313
Operating lease liabilities	11,127	—
Deferred compensation	7,447	6,251
Employee benefits	6,646	5,652
Acquisition fair market value adjustments	5,480	6,380
Net operating loss carryforwards	2,209	2,525
Available-for-sale debt securities	—	2,244
Other	3,891	3,841
Total gross deferred tax assets	68,498	60,206
Deferred tax liabilities
Intangibles	(16,469)	(12,667)
Depreciation of premises and equipment	(13,987)	(10,776)
Available-for-sale debt securities	(13,652)	—
Operating lease ROU assets	(10,506)	—
Deferred loan costs	(7,311)	(6,436)
FHLB stock dividends	(1,486)	(2,722)
Other	(3,050)	(4,041)
Total gross deferred tax liabilities	(66,461)	(36,642)
Net deferred tax asset	$2,037	23,564

The Company has federal net operating loss carryforwards of $8,038,000 expiring between 2030 and 2035. The Company has Colorado net operating loss carryforwards of $11,989,000 expiring between 2031 and 2032. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns in the following jurisdictions: federal, Montana, Idaho, Utah, Colorado and Arizona. Wyoming, Washington and Nevada do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2019:

Years ended December 31,
Federal	2005, 2008, 2010, 2011, 2012, 2013, 2016, 2017 and 2018
Montana	2016, 2017 and 2018
Idaho	2016, 2017 and 2018
Utah	2016, 2017 and 2018
Colorado	2010, 2011, 2012, 2015, 2016, 2017 and 2018
Arizona	2015, 2016, 2017 and 2018

The Company had no unrecognized income tax benefits as of December 31, 2019 and 2018. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2019, 2018, and 2017 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2019 and 2018.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2019 and 2018. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 16. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2017	$1,639	(9,021)	(7,382)
Other comprehensive income before reclassifications	2,110	248	2,358
Reclassification adjustments for losses included in net income	391	3,005	3,396
Reclassifications to retained earnings [1]	891	(1,242)	(351)
Net current period other comprehensive income	3,392	2,011	5,403
Balance at December 31, 2017	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(11,653)	2,453	(9,200)
Reclassification adjustments for losses included in net income	9	1,743	1,752
Net current period other comprehensive (loss) income	(11,644)	4,196	(7,448)
Balance at December 31, 2018	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	57,607	(5,261)	52,346
Reclassification adjustments for (gains) losses included in net income	(10,768)	8,075	(2,693)
Net current period other comprehensive income	46,839	2,814	49,653
Balance at December 31, 2019	$40,226	—	40,226
______________________________
1 Reclassifications were due to the one-time revaluation of the net deferred tax asset as a result of the Tax Act. For additional information on the Tax Act, see Note 15.

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017
Net income available to common stockholders, basic and diluted	$210,544	181,878	116,377
Average outstanding shares - basic	88,255,290	83,603,515	77,537,664
Add: dilutive restricted stock units and stock options	130,485	73,670	69,941
Average outstanding shares - diluted	88,385,775	83,677,185	77,607,605
Basic earnings per share	$2.39	2.18	1.50
Diluted earnings per share	$2.38	2.17	1.50
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	—	1,357	—
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock units or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 18. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash on hand and in banks	$23,491	22,000
Interest bearing cash deposits	34,345	42,299
Cash and cash equivalents	57,836	64,299
Other assets	12,966	12,639
Investment in subsidiaries	2,063,011	1,612,115
Total assets	$2,133,813	1,689,053
Liabilities and Stockholders’ Equity
Dividends payable	$18,821	25,726
Subordinated debentures	139,914	134,051
Other liabilities	14,345	13,422
Total liabilities	173,080	173,199
Common stock	923	845
Paid-in capital	1,378,534	1,051,253
Retained earnings	541,050	473,183
Accumulated other comprehensive income (loss)	40,226	(9,427)
Total stockholders’ equity	1,960,733	1,515,854
Total liabilities and stockholders’ equity	$2,133,813	1,689,053

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Income
Dividends from subsidiaries	$142,000	153,574	119,000
Intercompany charges for services	20,661	16,523	14,299
Other income	513	1,284	228
Total income	163,174	171,381	133,527
Expenses
Compensation and employee benefits	25,806	20,873	17,864
Other operating expenses	15,118	12,201	10,425
Total expenses	40,924	33,074	28,289
Income before income tax benefit and equity in undistributed net income of subsidiaries	122,250	138,307	105,238
Income tax benefit	4,488	3,773	2,983
Income before equity in undistributed net income of subsidiaries	126,738	142,080	108,221
Equity in undistributed net income of subsidiaries	83,806	39,798	8,156
Net Income	$210,544	181,878	116,377
Comprehensive Income	$260,197	174,430	122,131

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Operating Activities
Net income	$210,544	181,878	116,377
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(83,806)	(39,798)	(8,156)
Stock-based compensation, net of tax benefits	1,320	1,219	1,460
Net change in other assets and other liabilities	1,854	(3,209)	5,191
Net cash provided by operating activities	129,912	140,090	114,872
Investing Activities
Sales of available-for-sale debt securities	—	—	27
Net additions of premises and equipment	(114)	(300)	(79)
Proceeds from sale of marketable equity securities	89	—	114
Equity contributions to subsidiaries	(13,485)	(24,989)	(17,565)
Net cash used in investing activities	(13,510)	(25,289)	(17,503)
Financing Activities
Net decrease in other borrowed funds	—	(11,543)	—
Cash dividends paid	(124,468)	(85,493)	(111,720)
Tax withholding payments for stock-based compensation	(1,293)	(1,214)	(1,531)
Proceeds from stock option exercises	2,896	24	—
Net cash used in financing activities	(122,865)	(98,226)	(113,251)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,463)	16,575	(15,882)
Cash, cash equivalents and restricted cash at beginning of period	64,299	47,724	63,606
Cash, cash equivalents and restricted cash at end of period	$57,836	64,299	47,724

Note 19. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2019
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$126,116	132,385	142,395	145,281
Interest expense	10,904	12,089	10,947	8,833
Net interest income	115,212	120,296	131,448	136,448
Provision for loan losses	57	—	—	—
Net interest income after provision for loan losses	115,155	120,296	131,448	136,448
Non-interest income	28,474	30,834	43,049	28,417
Non-interest expense	82,830	86,170	110,675	95,252
Income before income taxes	60,799	64,960	63,822	69,613
Federal and state income tax expense	11,667	12,568	12,212	12,203
Net income	$49,132	52,392	51,610	57,410
Basic earnings per share	$0.58	0.61	0.57	0.62
Diluted earnings per share	$0.58	0.61	0.57	0.62

	Quarters ended 2018
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$103,066	117,715	122,905	125,310
Interest expense	7,774	9,161	9,160	9,436
Net interest income	95,292	108,554	113,745	115,874
Provision for loan losses	795	4,718	3,194	1,246
Net interest income after provision for loan losses	94,497	103,836	110,551	114,628
Non-interest income	26,086	31,828	32,416	28,494
Non-interest expense	73,627	81,795	82,829	81,876
Income before income taxes	46,956	53,869	60,138	61,246
Federal and state income tax expense	8,397	9,485	10,802	11,647
Net income	$38,559	44,384	49,336	49,599
Basic earnings per share	$0.48	0.53	0.58	0.59
Diluted earnings per share	$0.48	0.52	0.58	0.59

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2019, 2018, and 2017.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2019.

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

Loans held for sale, at fair value: loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $661,000, net losses of $155,000 and net gains of $994,000 for the years ended December 31, 2019, 2018 and 2017, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$20,044	—	20,044	—
U.S. government sponsored enterprises	43,677	—	43,677	—
State and local governments	702,398	—	702,398	—
Corporate bonds	157,602	—	157,602	—
Residential mortgage-backed securities	738,724	—	738,724	—
Commercial mortgage-backed securities	912,807	—	912,807	—
Loans held for sale, at fair value	69,194	—	69,194	—
Total assets measured at fair value on a recurring basis	$2,644,446	—	2,644,446	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$23,649	—	23,649	—
U.S. government sponsored enterprises	120,208	—	120,208	—
State and local governments	852,250	—	852,250	—
Corporate bonds	290,817	—	290,817	—
Residential mortgage-backed securities	792,915	—	792,915	—
Commercial mortgage-backed securities	491,824	—	491,824	—
Loans held for sale, at fair value	33,156	—	33,156	—
Total assets measured at fair value on a recurring basis	$2,604,819	—	2,604,819	—
Interest rate swaps	$3,769	—	3,769	—
Total liabilities measured at fair value on a recurring basis	$3,769	—	3,769	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2019.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,983	—	—	1,983
Collateral-dependent impaired loans, net of ALLL	23	—	—	23
Total assets measured at fair value on a non-recurring basis	$2,006	—	—	2,006

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,011	—	—	1,011
Collateral-dependent impaired loans, net of ALLL	6,985	—	—	6,985
Total assets measured at fair value on a non-recurring basis	$7,996	—	—	7,996

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$1,983	Sales comparison approach	Selling costs	6.0% - 10.0% (7.3%)
			Adjustment to comparables	0.0% - 11.1% (4.5%)
Collateral-dependent impaired loans, net of ALLL	$9	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	14	Sales comparison approach	Adjustment to comparables	0.0% - 0.0% (0.0%)
	$23

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$1,011	Sales comparison approach	Selling costs	8.0% - 15.0% (9.2%)
Collateral-dependent impaired loans, net of ALLL	$2,384	Sales comparison approach	Selling costs	8.0% - 20.0% (9.9%)
	4,601	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$330,961	330,961	—	—
Debt securities, held-to-maturity	224,611	—	234,396	—
Loans receivable, net of ALLL	9,388,320	—	—	9,438,121
Total financial assets	$9,943,892	330,961	234,396	9,438,121
Financial liabilities
Term deposits	$1,011,798	—	1,017,505	—
FHLB advances	38,611	—	38,787	—
Repurchase agreements and other borrowed funds	598,644	—	598,644	—
Subordinated debentures	139,914	—	124,094	—
Total financial liabilities	$1,788,967	—	1,779,030	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$203,790	203,790	—	—
Debt securities, held-to-maturity	297,915	—	288,256	—
Loans receivable, net of ALLL	8,156,310	—	—	8,079,112
Total financial assets	$8,658,015	203,790	288,256	8,079,112
Financial liabilities
Term deposits	$1,070,208	—	1,069,777	—
FHLB advances	440,175	—	439,615	—
Repurchase agreements and other borrowed funds	410,859	—	410,859	—
Subordinated debentures	134,051	—	120,302	—
Total financial liabilities	$2,055,293	—	2,040,553	—

Note 21. Commitments and Contingent Liabilities

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Unused lines of credit	$2,422,828	1,948,516
Letters of credit	59,845	45,263
Total outstanding commitments	$2,482,673	1,993,779

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 22. Mergers and Acquisitions

The Company has completed the following acquisitions during the last two years:
•Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada
•FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton
•Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank
•Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank

The assets and liabilities of Heritage, FNB, FSB and Collegiate were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of their acquisition dates and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the acquisitions:

(Dollars in thousands)	Heritage July 31, 2019	FNB April 30, 2019	FSB February 28, 2018	Collegiate January 31, 2018
Fair value of consideration transferred
Fair value of Company shares issued	$229,385	87,153	181,043	69,764
Cash consideration	16,420	4	—	16,265
Effective settlement of a pre-existing relationship	—	—	—	10,054
Total fair value of consideration transferred	245,805	87,157	181,043	96,083
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	84,446	11,311	24,397	93,136
Debt securities	103,231	47,247	271,865	42,177
Loans receivable	615,279	245,485	627,767	354,252
Core deposit intangible [1]	13,566	8,963	31,053	10,275
Accrued income and other assets	35,891	24,848	78,274	15,911
Total identifiable assets acquired	852,413	337,854	1,033,356	515,751
Liabilities assumed
Deposits	722,220	274,646	877,586	437,171
Borrowings [2]	—	7,273	36,880	12,509
Accrued expenses and other liabilities	9,919	10,079	14,175	5,435
Total liabilities assumed	732,139	291,998	928,641	455,115
Total identifiable net assets	120,274	45,856	104,715	60,636
Goodwill recognized	$125,531	41,301	76,328	35,447
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.
2 Borrowings assumed with the FSB acquisition included Tier 2 subordinated debentures of $5,864,000.

2019 Acquisitions
On July 31, 2019, the Company acquired 100 percent of the outstanding common stock of Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada, a community bank based in Reno, Nevada. Heritage provides banking services to individuals and businesses throughout northern Nevada with locations in Carson City, Gardnerville, Reno and Sparks. The acquisition expands the Company’s franchise footprint into Northern Nevada. Heritage operates as a new division of the Bank under its existing name and management team. The Heritage acquisition was valued at $245,805,000 and resulted in the Company issuing 5,473,276 shares of its common stock and paying $16,420,000 in cash in exchange for all of Heritage’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the July 31, 2019 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Heritage. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

On April 30, 2019, the Company acquired 100 percent of the outstanding common stock of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah. FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield and Draper. The acquisition expands the Company’s presence in Utah and sets the stage for future growth. The branches of FNB, along with the Bank’s branches operating in Utah, operate as a new division of the Bank under the name “First Community Bank Utah, division of Glacier Bank.” The FNB acquisition was valued at $87,157,000 and resulted in the Company issuing 2,046,341 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2019 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and FNB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The fair values of the Heritage and FNB assets acquired include loans with fair values of $615,279,000 and $245,485,000, respectively. The gross principal and contractual interest due under the Heritage and FNB contracts was $617,214,000 and $248,226,000, respectively. The Company evaluated the principal and contractual interest due at each of the acquisition dates and determined that insignificant amounts were not expected to be collectible.

The Company incurred $3,032,000 and $4,979,000 of expenses in connection with the Heritage and FNB acquisitions, respectively, during the year ended December 31, 2019. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Heritage was approximately $15,506,000 and net income was approximately $2,286,000 from July 31, 2019 to December 31, 2019. Total income consisting of net interest income and non-interest income of the acquired operations of FNB was approximately $12,607,000 and net income was approximately $249,000 from April 30, 2019 to December 31, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the Heritage and FNB acquisitions had occurred on January 1, 2018:

	Year ended
(Dollars in thousands)	December 31, 2019	December 31, 2018
Net interest income and non-interest income	662,937	608,787
Net income	216,045	209,004

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2019, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

At the recommendation of its Compensation Committee, the Board of Directors of the Company recently approved amendments to its Employment Agreements with Randall M. Chesler, President and Chief Executive Officer, Ron J. Copher, Executive Vice President and Chief Financial Officer, and Don J. Chery, Executive Vice President and Chief Administrative Officer (the “Executives”). Under each Executive’s Amendment to Employment Agreement (each, an “Amendment”), the term of the Executive’s Employment Agreement is amended to continue for a period of two (2) years (the “Term”) and, subject to prior termination in accordance with the Employment Agreement, automatically extend for an additional one–year term from the anniversary of the Amended Commencement Date, as defined in the Amendment (the “Renewal Date”), under the same terms and conditions unless either the Company and the Bank or the Executive give(s) written notice of non–renewal to the other party(ies) at least one hundred twenty (120) days prior to a Renewal Date. In the event of such a notice of non–renewal, the Term and Employment Agreement will terminate at the end of the then–current two–year Term.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2020 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s Corporate Governance, including the Audit Committee, is set forth under the headings of “Corporate Governance” and “Report of Audit Committee” in the Company’s Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of Compensation Committee” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the headings “Voting Securities and Principal Holders Thereof,” “Compensation Discussion and Analysis,” “Compensation of Directors” and “Equity Compensation Plan Information” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1) Financial Statements and
(2) Financial Statement schedules required to be filed by Item 8 of this report.
(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(i) [1]	Amended and Restated Articles of Incorporation. Filed as Exhibit 3.i to Form 10-Q filed on August 8, 2008.
3(ii) [1]	Amended and Restated Bylaws. Filed as Exhibits 3.ii to Form 10-Q filed on August 8, 2008.
4(a)	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Shares Award Agreement under 2015 Stock Incentive Plan, Filed as Exhibit 99.3 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	Columbine Capital Corp. 2011 Executive Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-224223) filed on April 10, 2018.
10(i) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(j) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(k) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(l) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Don J. Chery. Filed as Exhibit 10.3 to Form 10-Q filed on May 1, 2018.
10(m) [2]	Form of Amendment to Employment Agreements of Randall M. Chesler, Ron J. Copher and Don J. Chery, effective February 19, 2020.
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
1 Exhibit has been previously filed with the United States Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
2 Compensatory Plan or Arrangement

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2020.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial Accounting Officer)

Board of Directors

/s/ Dallas I. Herron	Chairman
Dallas I. Herron

/s/ David C. Boyles	Director
David C. Boyles

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Craig A. Langel	Director
Craig A. Langel

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ George R. Sutton	Director
George R. Sutton