Form 10-Q
period 2020-03-31
GLACIER BANCORP, INC.
filed 2020-05-08
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 21, 2020 was 95,401,293. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ACL or allowance – allowance for credit losses
ALCO – Asset Liability Committee
ASC – Accounting Standards CodificationTM
ASU – Accounting Standards Update
ATM – automated teller machine
Bank – Glacier Bank
CARES Act – Coronavirus Aid, Relief, and Economic Security Act
CDE – Certified Development Entity
CDFI Fund – Community Development Financial Institutions Fund
CECL – current expected credit losses
CEO – Chief Executive Officer
CFO – Chief Financial Officer
Company – Glacier Bancorp, Inc.
COVID-19 – coronavirus disease of 2019
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
Freddie Mac – Federal Home Loan Mortgage Corporation
GAAP – accounting principles generally accepted in the United States of America
GDP – gross domestic product
Ginnie Mae – Government National Mortgage Association
Interest rate locks - residential real estate derivatives for commitments
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
NMTC – New Markets Tax Credit
NOW – negotiable order of withdrawal
NRSRO – Nationally Recognized Statistical Rating Organizations
OCI – other comprehensive income
OREO – other real estate owned
PCD – purchased credit-deteriorated
PPP – Paycheck Protection Program
Repurchase agreements – securities sold under agreements to repurchase
ROU – right-of-use
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
Assets
Cash on hand and in banks	$204,373	198,639
Interest bearing cash deposits	69,068	132,322
Cash and cash equivalents	273,441	330,961
Debt securities, available-for-sale	3,429,890	2,575,252
Debt securities, held-to-maturity	203,814	224,611
Total debt securities	3,633,704	2,799,863
Loans held for sale, at fair value	94,619	69,194
Loans receivable	10,088,206	9,512,810
Allowance for credit losses	(150,190)	(124,490)
Loans receivable, net	9,938,016	9,388,320
Premises and equipment, net	324,230	310,309
Other real estate owned	4,748	5,142
Accrued interest receivable	68,525	56,047
Deferred tax asset	—	2,037
Core deposit intangible, net	63,346	63,286
Goodwill	513,355	456,418
Non-marketable equity securities	30,597	11,623
Bank-owned life insurance	121,685	109,428
Other assets	92,118	81,371
Total assets	$15,158,384	13,683,999
Liabilities
Non-interest bearing deposits	$3,875,848	3,696,627
Interest bearing deposits	7,681,989	7,079,830
Securities sold under agreements to repurchase	580,335	569,824
Federal Home Loan Bank advances	513,055	38,611
Other borrowed funds	32,499	28,820
Subordinated debentures	139,916	139,914
Accrued interest payable	4,713	4,686
Deferred tax liability	15,210	—
Other liabilities	178,175	164,954
Total liabilities	13,021,740	11,723,266
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	954	923
Paid-in capital	1,491,651	1,378,534
Retained earnings - substantially restricted	544,315	541,050
Accumulated other comprehensive income	99,724	40,226
Total stockholders’ equity	2,136,644	1,960,733
Total liabilities and stockholders’ equity	$15,158,384	13,683,999
Number of common stock shares issued and outstanding	95,408,274	92,289,750
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2020	March 31, 2019
Interest Income
Investment securities	$21,014	21,351
Residential real estate loans	11,526	10,779
Commercial loans	98,684	83,539
Consumer and other loans	11,641	10,447
Total interest income	142,865	126,116
Interest Expense
Deposits	5,581	5,341
Securities sold under agreements to repurchase	989	802
Federal Home Loan Bank advances	346	3,055
Other borrowed funds	128	38
Subordinated debentures	1,452	1,668
Total interest expense	8,496	10,904
Net Interest Income	134,369	115,212
Credit loss expense	22,744	57
Net interest income after credit loss expense	111,625	115,155
Non-Interest Income
Service charges and other fees	14,020	18,015
Miscellaneous loan fees and charges	1,285	967
Gain on sale of loans	11,862	5,798
Gain on sale of debt securities	863	213
Other income	5,242	3,481
Total non-interest income	33,272	28,474
Non-Interest Expense
Compensation and employee benefits	59,660	52,728
Occupancy and equipment	9,219	8,437
Advertising and promotions	2,487	2,388
Data processing	5,282	3,892
Other real estate owned	112	139
Regulatory assessments and insurance	1,090	1,285
Core deposit intangibles amortization	2,533	1,694
Other expenses	11,545	12,267
Total non-interest expense	91,928	82,830
Income Before Income Taxes	52,969	60,799
Federal and state income tax expense	9,630	11,667
Net Income	$43,339	49,132
Basic earnings per share	$0.46	0.58
Diluted earnings per share	$0.46	0.58
Dividends declared per share	$0.29	0.26
Average outstanding shares - basic	93,287,670	84,549,974
Average outstanding shares - diluted	93,359,792	84,614,248

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net Income	$43,339	49,132
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	80,555	46,452
Reclassification adjustment for gains included in net income	(862)	(221)
Net unrealized gains on available-for-sale securities	79,693	46,231
Tax effect	(20,195)	(11,715)
Net of tax amount	59,498	34,516
Unrealized losses on derivatives used for cash flow hedges	—	(1,834)
Reclassification adjustment for losses included in net income	—	223
Net unrealized losses on derivatives used for cash flow hedges	—	(1,611)
Tax effect	—	409
Net of tax amount	—	(1,202)
Total other comprehensive income, net of tax	59,498	33,314
Total Comprehensive Income	$102,837	82,446

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2020 and 2019

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	49,132	—	49,132
Other comprehensive income	—	—	—	—	33,314	33,314
Cash dividends declared ($0.26 per share)	—	—	—	(22,039)	—	(22,039)
Stock issuances under stock incentive plans	66,507	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	47	—	—	47
Cumulative-effect of accounting changes	—	—	—	(25,458)	—	(25,458)
Balance at March 31, 2019	84,588,199	$846	1,051,299	474,818	23,887	1,550,850
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	43,339	—	43,339
Other comprehensive income	—	—	—	—	59,498	59,498
Cash dividends declared ($0.29 per share)	—	—	—	(27,727)	—	(27,727)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	111,480	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,015	—	—	1,015
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at March 31, 2020	95,408,274	$954	1,491,651	544,315	99,724	2,136,644

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Operating Activities
Net income	$43,339	49,132
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	22,744	57
Net amortization of debt securities	3,237	5,379
Net amortization (accretion) of purchase accounting adjustments	324	(1,788)
Amortization of debt modification costs	—	412
Origination of loans held for sale	(275,256)	(145,163)
Proceeds from loans held for sale	268,067	154,756
Gain on sale of loans	(11,862)	(5,798)
Gain on sale of debt securities	(863)	(213)
Bank-owned life insurance income, net	(656)	(497)
Stock-based compensation, net of tax benefits	1,199	1,197
Depreciation and amortization of premises and equipment	4,833	4,574
Gain on sale and write-downs of other real estate owned, net	(196)	(416)
Amortization of core deposit intangibles	2,533	1,694
Amortization of investments in variable interest entities	2,114	1,644
Net increase in accrued interest receivable	(10,690)	(2,959)
Net increase in other assets	(9,793)	(1,636)
Net (decrease) increase in accrued interest payable	(99)	457
Net decrease in other liabilities	(13,213)	(14,525)
Net cash provided by operating activities	25,762	46,307
Investing Activities
Sales of available-for-sale debt securities	—	269,616
Maturities, prepayments and calls of available-for-sale debt securities	176,926	120,368
Purchases of available-for-sale debt securities	(811,523)	(311,281)
Maturities, prepayments and calls of held-to-maturity debt securities	20,250	29,945
Principal collected on loans	810,652	617,236
Loan originations	(942,157)	(656,930)
Net additions to premises and equipment	(940)	(3,809)
Proceeds from sale of other real estate owned	1,198	1,208
Proceeds from redemption of non-marketable equity securities	36,244	39,436
Purchases of non-marketable equity securities	(51,598)	(28,000)
Investments in variable interest entities	(2,895)	(576)
Net cash received from acquisitions	43,713	—
Net cash (used in) provided by investing activities	(720,130)	77,213

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Financing Activities
Net increase in deposits	$178,132	94,322
Net increase in securities sold under agreements to repurchase	3,263	93,470
Net increase (decrease) in short-term Federal Home Loan Bank advances	475,000	(285,000)
Repayments of long-term Federal Home Loan Bank advances	(547)	(896)
Net (decrease) increase in other borrowed funds	(5)	27
Cash dividends paid	(18,652)	(25,562)
Tax withholding payments for stock-based compensation	(977)	(1,144)
Proceeds from stock option exercises	634	—
Net cash provided by (used in) financing activities	636,848	(124,783)
Net decrease in cash, cash equivalents and restricted cash	(57,520)	(1,263)
Cash, cash equivalents and restricted cash at beginning of period	330,961	203,790
Cash, cash equivalents and restricted cash at end of period	$273,441	202,527
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$8,595	10,447
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$215	—
Transfer of loans to other real estate owned	465	1,437
Right-of-use assets obtained in exchange for operating lease liabilities	2,241	647
Dividends declared during the period but not paid	27,727	22,039
Acquisitions
Fair value of common stock shares issued	112,133	—
Cash consideration	13,721	—
Fair value of assets acquired	744,109	—
Liabilities assumed	618,255	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results anticipated for the year ending December 31, 2020. The condensed consolidated statement of financial condition of the Company as of December 31, 2019 has been derived from the audited consolidated statements of the Company as of that date.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for credit losses (“ACL” or “allowance”) on loans; 2) the valuation of debt securities; 3) the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; and 4) the evaluation of goodwill impairment. For the determination of the ACL on loans and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to the valuation of debt securities are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using significant independent party inputs.

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank, which consists of sixteen bank divisions and a corporate division. The corporate division includes the Bank’s investment portfolio, wholesale borrowings and other centralized functions. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (“CEO”) (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

On February 29, 2020, the Company completed the acquisition of State Bank Corp., the bank holding company for State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information relating to mergers and acquisitions, see Note 13.

Debt Securities
On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses, which significantly changed the allowance for credit loss accounting policies for debt securities. The following debt securities and allowance for credit loss accounting policies are presented under Accounting Standards Codification™ (“ASC”) Topic 326, whereas prior periods are presented as described in the Company’s 2019 Annual Report on Form 10-K.

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities. When the Company acquires another entity, it designates all debt securities as available-for-sale at acquisition date and records the debt securities at fair value as of acquisition date.

The Company reviews and analyzes the various risks that may be present within the investment portfolio on an ongoing basis, including market risk, credit risk and liquidity risk. Market risk is the risk to an entity’s financial condition resulting from adverse changes in the value of its holdings arising from movements in interest rates, foreign exchange rates, equity prices or commodity prices. The Company assesses the market risk of individual debt securities as well as the investment portfolio as a whole. Credit risk, broadly defined, is the risk that an issuer or counterparty will fail to perform on an obligation. The credit rating of a security is considered the primary credit quality indicator for debt securities. Liquidity risk refers to the risk that a security will not have an active and efficient market into which the security can be sold.

A debt security is investment grade if the issuer has adequate capacity to meet its commitment over the expected life of the investment, i.e., the risk of default is low and full and timely repayment of interest and principal is expected. To determine investment grade status for debt securities, the Company conducts due diligence of the creditworthiness of the issuer or counterparty prior to acquisition and ongoing thereafter consistent with the risk characteristics of the security and the overall risk of the investment portfolio. Credit quality due diligence takes into account the extent to which a security is guaranteed by the U.S. government and other agencies of the U.S. government. The depth of the due diligence is based on the complexity of the structure, the size of the security, and takes into account material positions and specific groups of securities or stratifications for analysis and review of similar risk positions. The due diligence includes consideration of payment performance, collateral adequacy, internal analyses, third party research and analytics, external credit ratings and default statistics.

The Company has acquired debt securities through acquisitions and if the securities have more than insignificant credit deterioration since origination, they are designated as purchased credit-deteriorated (“PCD”) securities. An allowance is determined using the same methodology as with other debt securities. The sum of a security’s purchase price and allowance for credit losses becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the debt security is a noncredit discount or premium, which is amortized into interest income over the life of the security. Subsequent changes to the allowance are recorded through credit loss expense.

For additional information relating to debt securities, see Note 2.

Allowance for Credit Losses - Available-for-Sale Debt Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through other expense. For the available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which amortized cost, any changes to the investment grade of the security by a rating agency, and adverse conditions impacts the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

The Company has elected to exclude accrued interest from the estimate of credit losses for available-for-sale debt securities. As part of its non-accrual policy, the Company charges off uncollectable interest at the time it is determined to be uncollectable.

Allowance for Credit Losses - Held-to-Maturity Debt Securities
For estimating the allowance for held-to-maturity debt securities that share similar risk characteristics with other securities, such securities are pooled based on major security type. For pools of such securities with similar risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit losses on securities in the held-to-maturity portfolio that do not share similar risk characteristics with any of the pools of debt securities are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the securities.

The Company has elected to exclude accrued interest from the estimate of credit losses for held-to-maturity debt securities. As part of its non-accrual policy, the Company charges off uncollectable interest at the time it is determined to be uncollectable.

Loans Receivable
On January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting policies. The following loan and allowance for credit loss accounting policies are presented under ASC Topic 326, whereas prior periods are presented in accordance with the incurred loss model as disclosed in the Company’s 2019 Annual Report on Form 10-K.

The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. When a loan is paid off prior to maturity, the remaining fees and costs on originated loans and premiums or discounts on acquired loans are immediately recognized into interest income.

Loans that are thirty days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for ninety days or more. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments on non-accrual loans are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off loans. For other loans on non-accrual, interest accruals are resumed on such loans only when the loan is brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company has acquired loans through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. The Company considers all acquired non-accrual loans to be PCD loans. In addition, the Company considers loans accruing ninety days or more past due with estimated credit losses or substandard loans with estimated credit losses to be PCD loans. An allowance is determined using the same methodology as other loans held for investment. The allowance determined on a collective basis is allocated to individual loans. The sum of a loan’s purchase price and allowance for credit losses becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance are recorded through credit loss expense.

For additional information relating to loans, see Note 3.

Allowance for Credit Losses - Loans Receivable
The allowance for credit losses for loans receivable represents management’s estimate of credit losses over the expected contractual life of the loan portfolio. The estimate is determined based on the amortized cost of the loan portfolio including the loan balance adjusted for charge-offs, recoveries, deferred fees and costs, and loan discount and premiums. Recoveries are included only to the extent that such amounts were previously charged-off. The Company has elected to exclude accrued interest from the estimate of credit losses for loans. Determining the adequacy of the allowance is complex and requires a high degree of judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in those future periods.

The allowance is increased for estimated credit losses which is recorded as expense. The portion of loans and overdraft balances determined by management to be uncollectible are charged-off as a reduction to the allowance and recoveries of amounts previously charged-off increase the allowance. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.

The expected credit loss estimate process involves procedures to consider the unique characteristics of each of its portfolio segments, which consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. When computing the allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, credit and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The Company has determined a four consecutive quarter forecasting period is a reasonable and supportable period. Expected credit loss for periods beyond reasonable and supportable forecast periods are determined based on a reversion method which reverts back to historical loss estimate over a four consecutive quarter period on a straight-line basis.

Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and the process for estimating the expected credit losses. The following paragraphs describe the risk characteristics relevant to each portfolio segment.

Residential Real Estate.  Residential real estate loans are secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans is impacted by economic conditions within the Company’s market areas that affect the value of the property securing the loans and affect the borrowers' personal incomes. Mitigating risk factors for this loan segment include a large number of borrowers, geographic dispersion of market areas and the loans are originated for relatively smaller amounts.

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

Commercial.  Commercial loans consist of loans to commercial customers for use in financing working capital needs, equipment purchases and business expansions. The loans in this segment are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations across the Company’s diverse, geographic market areas.

Home Equity.  Home equity loans consist of junior lien mortgages and first and junior lien lines of credit (revolving open-end and amortizing closed-end) secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans is impacted by economic conditions within the Company’s market areas that affect the value of the residential property securing the loans and affect the borrowers' personal incomes. Mitigating risk factors for this loan segment are a large number of borrowers, geographic dispersion of market areas and the loans are originated for terms that range from 10 to 15 years.

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

The allowance is impacted by loan volumes, delinquency status, credit ratings, historical loss experiences, prepayment speeds, weighted average lives and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance has two basic components: 1) individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and 2) the expected credit losses for pools of loans that share similar risk characteristics.

Loans that do not Share Similar Risk Characteristics with Other Loans. For a loan that does not share similar risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the expected credit loss is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, that is, when foreclosure is probable or the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The Company has determined that non-accrual loans do not share similar risk characteristics with other loans and these loans are individually evaluated for estimated allowance for credit losses. The starting point for determining the fair value of collateral is through obtaining external appraisals or evaluations (new or updated) which are generally obtained annually. The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The Company’s credit department reviews appraisals, giving consideration to the highest and best use of the collateral. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. Adjustments may be made to the fair value of the collateral after review and acceptance of the collateral appraisal or evaluation (new or updated).

Loans that Share Similar Risk Characteristics with other Loans. For estimating the allowance for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type which is further segregated by the credit quality indicators. This model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment (calculated through an “open pool” method), multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. The annual historical loss rates are adjusted over a reasonable economic forecast period by a multiplier that is calculated based upon current national economic forecasts as a proportion of each segment’s historical average loss levels. The Company will then revert from the economic forecast period back to the historical average loss rate in a straight-line basis. After the reversion period, the loans will be assumed to experience their historical loss rate for the remainder of their contractual lives. The model applies the expected loss rate over the projected cash flows at the the individual loan level and then aggregates the losses by loan segment in determining their quantitative allowance. The Company will also include qualitative adjustments to adjust the portfolio over the remaining lives of the loans to the extent the current or future market conditions are believed to vary substantially from historical conditions in regards to:
•lending policies and procedures;
•international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio, including the condition of various markets;
•the nature and volume of the loan portfolio including the terms of the loans;
•the experience, ability, and depth of the lending management and other relevant staff;
•the volume and severity of past due and adversely classified or graded loans and the volume of non-accrual loans;
•the quality of our loan review system;
•the value of underlying collateral for collateralized loans;
•the existence and effect of any concentrations of credit, and changes in the level of concentrations; and
•the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The Company regularly reviews loans in the portfolio to assess credit quality indicators and to determine the appropriate loan classification and grading in accordance with applicable bank regulations. The primary credit quality indicator for residential and consumer loans is the days past due status, which consists of the following categories: 1) performing loans; 2) 30 to 89 days past due loans; and 3) non-accrual and ninety days or more past due loans. The primary credit quality indicator for commercial loans is the Company’s internal risk rating system, which includes the following categories: 1) pass loans; 2) special mention loans; 3) substandard loans; and 4) doubtful or loss loans. Such credit quality indicators are regularly monitored and incorporated into the Company’s allowance estimate. The following paragraphs further define the internal risk ratings for commercial loans.

Pass Loans. These ratings represent loans that are of acceptable, good or excellent quality with very limited to no risk. Loans that do not have one of the following ratings are considered pass loans.

Special Mention Loans. These ratings represent loans that are assigned special mention per the regulatory definition. Special mention loans are currently protected but are potentially weak. The credit risk may be relatively minor yet constitute an undue and unwarranted risk in light of the circumstances surrounding a specific loan. The rating may be used to identify credit with potential weaknesses that if not corrected may weaken the loan to the point of inadequately protecting the bank’s credit position. Examples include a lack of supervision, inadequate loan agreement, condition, or control of collateral, incomplete, or improper documentation, deviations from lending policy, and adverse trends in operations or economic conditions.

Substandard Loans. This rating represents loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. A loan so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregated amount of substandard loans, does not have to exist in an individual loan classified substandard.

Doubtful/Loss Loans. A loan classified as doubtful has the characteristics that make collection in full, on the basis of currently existing facts, conditions, and values, highly improbable. The possibility of loss is extremely high, but because of pending factors, which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Loans are classified as loss when they are deemed to be not collectible and of such little value that continuance as an active asset of the Bank is not warranted. Loans classified as loss must be charged-off. Assignment of this classification does not mean that an asset has absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off a basically worthless asset, even though partial recovery may be attained in the future.

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

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy borrowers who have the willingness and capacity for debt repayment. In determining whether non-restructured or performing loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are non-performing or are TDRs, the Company on a quarterly or more frequent basis performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:
•analysis of global, i.e., aggregate debt service for total debt obligations;
•assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and
•loan structures and related covenants.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the coronavirus disease of 2019 (“COVID-19”), and the CARES Act allows banks to not designate certain modifications as TDRS that otherwise may have been classified as TDRs. In general, in order to qualify for such treatment, the modifications need to be short-term and made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to the modification. The Company has made such modifications which generally include interest only or full deferrals up to six months.

The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment. For a TDR that is individually reviewed and not collateral-dependent, the value of the concession can only be measured using the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest of the loan.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank or for unfunded amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $14,458,000 and $18,446,000 for the three months ended March 31, 2020 and 2019, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2020 and December 31, 2019 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Accounting Guidance Adopted in 2020
The ASC is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of recently adopted ASU’s that may have had a material effect on the Company’s financial position or results of operations.

ASU 2017-04 - Intangibles - Goodwill and Other. In January 2017, FASB amended ASC Topic 350 to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, at adoption there was no impact from these amendments to the Company’s financial position and results of operations. In addition, the current accounting policies and processes were not changed, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note 5.

ASU 2016-13 - Financial Instruments - Credit Losses. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects current expected credit losses (“CECL”) over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 using the modified retrospective approach. The financial statement results and accounting policies beginning January 1, 2020 are presented under ASC Topic 326, whereas prior periods continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of $12,347,000 in retained earnings due to the adoption of the amendments. The transition adjustment included an increase in the ACL on loans of $3,720,000, an increase in the ACL on off-balance sheet credit exposures of $12,817,000, and a corresponding increase in deferred tax assets of $4,190,000. The Company developed internal implementation controls over the development of the ACL model and resulting financial statement disclosures. The Company has adjusted its processes and procedures to calculate the ACL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the prior accounting practice that utilized the incurred loss model. The Company also developed new procedures for determining an ACL related to held-to-maturity debt securities and the accounting policies and procedures for other-than-temporary impairment on available-for-sale debt securities were replaced with an allowance approach. The Company engaged a third-party vendor solution to evaluate the new methodology, including model validation, adjusting assumptions utilized, and to review the accuracy of the financial statement disclosures. For additional information on the allowances for credit losses, see Notes 2 and 3.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$44,112	489	(34)	44,567
U.S. government sponsored enterprises	31,083	168	—	31,251
State and local governments	1,198,841	60,006	(505)	1,258,342
Corporate bonds	330,982	2,601	(2,399)	331,184
Residential mortgage-backed securities	771,841	22,907	(15)	794,733
Commercial mortgage-backed securities	919,460	50,442	(89)	969,813
Total available-for-sale	$3,296,319	136,613	(3,042)	3,429,890
Held-to-maturity
State and local governments	$203,814	10,221	(5)	214,030
Total held-to-maturity	$203,814	10,221	(5)	214,030

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$20,061	48	(65)	20,044
U.S. government sponsored enterprises	42,724	953	—	43,677
State and local governments	679,784	22,694	(80)	702,398
Corporate bonds	155,665	1,938	(1)	157,602
Residential mortgage-backed securities	731,766	7,507	(549)	738,724
Commercial mortgage-backed securities	891,374	22,825	(1,392)	912,807
Total available-for-sale	$2,521,374	55,965	(2,087)	2,575,252
Held-to-maturity
State and local governments	$224,611	9,785	—	234,396
Total held-to-maturity	$224,611	9,785	—	234,396

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2020. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$125,320	125,118	—	—
Due after one year through five years	280,574	282,188	12,153	12,637
Due after five years through ten years	241,013	250,182	72,466	76,544
Due after ten years	958,111	1,007,856	119,195	124,849
	1,605,018	1,665,344	203,814	214,030
Mortgage-backed securities [1]	1,691,301	1,764,546	—	—
Total	$3,296,319	3,429,890	203,814	214,030
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Available-for-sale
Proceeds from sales and calls of debt securities	$77,073	304,048
Gross realized gains [1]	962	2,937
Gross realized losses [1]	(100)	(2,716)
Held-to-maturity
Proceeds from calls of debt securities	20,250	29,945
Gross realized gains [1]	1	2
Gross realized losses [1]	—	(10)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Allowance for Credit Losses - Available-For-Sale Debt Securities
In assessing whether a credit loss existed on available-for-sale debt securities with unrealized losses, the Company compared the present value of cash flows expected to be collected from the debt securities with the amortized cost basis of the debt securities. In addition, the following factors were evaluated individually and collectively in determining the existence of expected credit losses:
•credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO” entities such as Standard and Poor’s [“S&P”] and Moody’s);
•severity of the impaired securities;
•adverse conditions, if any, specifically related to the impaired securities, including the industry and geographic area;
•the overall deal and payment structure of the debt securities, including the investor entity’s position within the structure, underlying obligors, financial condition and near-term prospects of the issuer, including specific events which may affect the issuer’s operations or future earnings, and credit support or enhancements; and
•failure of the issuer and underlying obligors, if any, to make scheduled payments of interest and principal.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an allowance for credit losses has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of available-for-sale debt securities in an unrealized position is also disclosed.

	March 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	13	$835	(5)	5,442	(29)	6,277	(34)
State and local governments	64	38,635	(505)	—	—	38,635	(505)
Corporate bonds	36	137,831	(2,399)	—	—	137,831	(2,399)
Residential mortgage-backed securities	15	2,855	(15)	27	—	2,882	(15)
Commercial mortgage-backed securities	2	4,974	(89)	—	—	4,974	(89)
Total available-for-sale	130	$185,130	(3,013)	5,469	(29)	190,599	(3,042)

	December 31, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	20	$464	—	9,902	(65)	10,366	(65)
State and local governments	12	19,044	(80)	—	—	19,044	(80)
Corporate bonds	2	7,378	(1)	—	—	7,378	(1)
Residential mortgage-backed securities	35	85,562	(234)	29,038	(315)	114,600	(549)
Commercial mortgage-backed securities	19	177,051	(1,293)	7,697	(99)	184,748	(1,392)
Total available-for-sale	88	$289,499	(1,608)	46,637	(479)	336,136	(2,087)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at March 31, 2020 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at March 31, 2020 have been determined to be investment grade.

As of March 31, 2020, the Company did not have any available-for-sale debt securities past due. Accrued interest receivable on available-for-sale debt securities totaled $22,632,000 at March 31, 2020 and was excluded from the estimate of credit losses.

During the period ended March 31, 2020, the Company acquired available-for-sale debt securities from the secondary market and through the SBAZ acquisition. Such securities were evaluated and it was determined there were no PCD securities, so no allowance for credit losses was recorded.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2020, the Company determined the decline in value was unrelated to credit loss and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2020, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at March 31, 2020. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

Allowance for Credit Losses - Held-To-Maturity Debt Securities
The Company measured expected credit losses on held-to-maturity debt securities on a collective basis by major security type and NRSRO credit ratings, which is the Company’s primary credit quality indicator for state and local government securities. The estimate of expected credit losses considered historical credit loss information that was adjusted for current conditions as well as reasonable and supportable forecasts. The following table summarizes the amortized cost of held-to-maturity debt securities aggregated by NRSRO credit rating:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$47,511	65,217
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	128,616	130,316
S&P: A+, A, A- / Moody’s: A1, A2, A3	27,301	28,689
Not rated by either entity	386	389
Total held-to-maturity	$203,814	224,611

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at March 31, 2020 have been determined to be investment grade.

As of March 31, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $2,177,000 at March 31, 2020 and was excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at March 31, 2020.

Note 3. Loans Receivable, Net

On January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting disclosures. The following loan and allowance for credit loss accounting disclosures are presented in accordance with ASC Topic 326, whereas prior periods are presented in accordance with the incurred loss model as disclosed in the Company’s 2019 Annual Report on Form 10-K.

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Residential real estate	$957,830	926,388
Commercial real estate	5,928,303	5,579,307
Other commercial	2,239,878	2,094,254
Home equity	652,942	617,201
Other consumer	309,253	295,660
Loans receivable	10,088,206	9,512,810
Allowance for credit losses	(150,190)	(124,490)
Loans receivable, net	$9,938,016	9,388,320
Net deferred origination (fees) costs included in loans receivable	$(6,925)	(6,964)
Net purchase accounting (discounts) premiums included in loans receivable	$(19,864)	(21,574)
Accrued interest receivable on loans	$43,689	40,962

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant sales of loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2020.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—	—	—
Credit loss expense (reversal)	22,744	(4,369)	(9,433)	34,133	(508)	2,921
Charge-offs	(2,567)	(20)	(30)	(785)	(1)	(1,731)
Recoveries	1,754	9	470	454	106	715
Balance at end of period	$150,190	9,315	71,085	56,172	7,934	5,684

	Three Months ended March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Credit loss expense (reversal)	57	278	(148)	(915)	64	778
Charge-offs	(3,341)	(292)	(283)	(840)	(8)	(1,918)
Recoveries	1,831	94	311	444	13	969
Balance at end of period	$129,786	10,711	72,328	36,849	5,880	4,018

As a result of the adoption of the CECL accounting standard, the Company adjusted the January 1, 2020 ACL balances within each loan segment to reflect the changes from the incurred loss model to the current expected credit loss model which resulted in increases and decreases in each loan segment based on, among other factors, quantitative and qualitative assumptions and economic forecasts to estimate the credit loss expense over the expected life of the loans. During the three months ended March 31, 2020, primarily as a result of the COVID-19 pandemic, there was a significant increase in the overall ACL and increases and decreases within the loan segments. In addition, the acquisition of SBAZ resulted in a $4,794,000 increase in the ACL due to the credit loss expense recorded subsequent to the acquisition date. The COVID-19 pandemic significantly adjusted the economic forecasts used in the ACL model including a significant increase in national unemployment rates and a significant decrease in the gross domestic product (“GDP”). The changes in the economic forecasts necessitated a change in weighting of the historical loss factors and the combined result was a significant increase in losses expected in the other commercial segment while other loan segments remained stable or experienced decreases in expected credit losses.

There were no significant changes in charge-offs during the three months ended March 31, 2020 compared to the same period in the prior year. Nonetheless, the most notable change was in the other consumer loan segment which was primarily driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. During the three months ended March 31, 2020, there have been no significant changes to the types of collateral securing collateral-dependent loans.

During the period ended March 31, 2020, the Company acquired loans through the SBAZ acquisition. Such loans were evaluated at acquisition date and it was determined there were PCD loans totaling $3,401,000 with an ACL of $49,000. There was also a discount associated with such loans of $13,000, which was attributable to changes in interest rates and other factors such as liquidity as of acquisition date.

Aging Analysis
The following tables present an aging analysis of the amortized cost basis of loans:

	March 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$31,688	8,419	9,516	7,791	3,808	2,154
Accruing loans 60-89 days past due	9,687	45	3,311	3,727	1,877	727
Accruing loans 90 days or more past due	6,624	701	3,700	1,738	140	345
Non-accrual loans with no ACL	25,219	4,126	11,328	6,395	2,953	417
Non-accrual loans with ACL	2,787	307	2,137	257	50	36
Total past due and non-accrual loans	76,005	13,598	29,992	19,908	8,828	3,679
Current loans receivable	10,012,201	944,232	5,898,311	2,219,970	644,114	305,574
Total loans receivable	$10,088,206	957,830	5,928,303	2,239,878	652,942	309,253

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,944	3,403	4,946	4,685	1,040	1,870
Accruing loans 60-89 days past due	7,248	749	2,317	1,190	1,902	1,090
Accruing loans 90 days or more past due	1,412	753	64	143	—	452
Non-accrual loans	30,883	4,715	15,650	6,592	3,266	660
Total past due and non-accrual loans	55,487	9,620	22,977	12,610	6,208	4,072
Current loans receivable	9,457,323	916,768	5,556,330	2,081,644	610,993	291,588
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660

The Company had $49,000 of interest reversed on non-accrual loans during the three months ended March 31, 2020.

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The following tables present the loans modified as TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted:

	Three Months ended March 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	—	3	2	—	—
Pre-modification recorded balance	$7,268	—	6,857	411	—	—
Post-modification recorded balance	$7,268	—	6,857	411	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended March 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	4	—	1	2	1	—
Pre-modification recorded balance	$1,705	—	1,035	567	103	—
Post-modification recorded balance	$1,705	—	1,035	567	103	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

The modifications for the loans designated as TDRs during the three months ended March 31, 2020 and 2019 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $568,000 and $1,940,000 for the three months ended March 31, 2020 and 2019, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, the Company had $1,364,000 and $1,744,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At March 31, 2020 and December 31, 2019, the Company had $1,554,000 and $1,504,000, respectively, of OREO secured by residential real estate properties.

Credit Quality Indicators
The Company categorizes commercial real estate and other commercial loans into risk categories based on relevant information about the ability of borrowers to service their obligations. The following tables present the amortized cost in commercial real estate and other commercial loans based on the Company’s internal risk rating. The date of a modification, renewal or extension of a loan is considered for the year of origination if the terms of the loan are as favorable to the Company as the terms are for a comparable loan to other borrowers with similar credit risk.

	March 31, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020 (year-to-date)	$339,688	338,459	—	1,229	—
2019	1,177,694	1,170,434	—	7,260	—
2018	1,082,524	1,048,933	—	33,591	—
2017	823,352	801,190	3,421	18,741	—
2016	560,146	542,535	—	17,611	—
Prior	1,782,598	1,732,836	—	49,352	410
Revolving loans	162,301	154,117	—	8,182	2
Total	$5,928,303	5,788,504	3,421	135,966	412
Other commercial loans
Term loans by origination year
2020 (year-to-date)	$142,965	139,929	—	3,036	—
2019	386,443	380,272	—	6,171	—
2018	350,710	345,567	—	5,142	1
2017	340,398	334,937	—	5,020	441
2016	217,527	214,790	—	2,588	149
Prior	220,822	213,739	—	6,513	570
Revolving loans	581,013	567,842	—	13,060	111
Total	$2,239,878	2,197,076	—	41,530	1,272

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020 (year-to-date)	$30,716	30,716	—	—
2019	268,951	266,516	2,250	185
2018	186,895	183,955	2,521	419
2017	126,134	125,673	461	—
2016	83,637	82,608	244	785
Prior	258,882	252,149	2,988	3,745
Revolving loans	2,615	2,615	—	—
Total	$957,830	944,232	8,464	5,134
Home equity loans
Term loans by origination year
2020 (year-to-date)	$—	—	—	—
2019	2,140	2,102	38	—
2018	2,643	2,643	—	—
2017	2,706	2,706	—	—
2016	1,747	1,747	—	—
Prior	21,116	19,696	696	724
Revolving loans	622,590	615,220	4,951	2,419
Total	$652,942	644,114	5,685	3,143
Other consumer loans
Term loans by origination year
2020 (year-to-date)	$33,081	33,077	4	—
2019	106,151	105,790	317	44
2018	69,022	68,594	350	78
2017	30,799	30,261	472	66
2016	16,696	16,217	231	248
Prior	30,219	28,412	1,452	355
Revolving loans	23,285	23,223	55	7
Total	$309,253	305,574	2,881	798

Additional Disclosures
The implementation of FASB ASU 2016-13, Financial Instruments - Credit Losses significantly changed disclosures related to loans and, as a result, certain disclosures are no longer required. The following tables represent disclosures for the prior period that are no longer required as of January 1, 2020, but are included in this Form 10-Q since the Company is required to disclose comparative information.

The following table disclosed the recorded investment in loans and the balance in the allowance separated by loans individually evaluated and collectively evaluated for impairment:

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$94,504	7,804	58,609	21,475	3,745	2,871
Collectively evaluated for impairment	9,418,306	918,584	5,520,698	2,072,779	613,456	292,789
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660
Allowance for loan and lease losses
Individually evaluated for impairment	$95	—	73	10	—	12
Collectively evaluated for impairment	124,395	10,111	69,423	36,119	4,937	3,805
Total allowance for loan and lease losses	$124,490	10,111	69,496	36,129	4,937	3,817

The following table disclosed information related to impaired loans:

	At or for the Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$5,388	—	5,343	10	—	35
Unpaid principal balance	5,388	—	5,343	10	—	35
Specific valuation allowance	95	—	73	10	—	12
Average balance	10,378	409	6,341	3,490	24	114
Loans without a specific valuation allowance
Recorded balance	89,116	7,804	53,266	21,465	3,745	2,836
Unpaid principal balance	99,355	9,220	57,735	24,758	4,494	3,148
Average balance	93,338	9,879	59,107	18,079	3,486	2,787
Total
Recorded balance	$94,504	7,804	58,609	21,475	3,745	2,871
Unpaid principal balance	104,743	9,220	63,078	24,768	4,494	3,183
Specific valuation allowance	95	—	73	10	—	12
Average balance	103,716	10,288	65,448	21,569	3,510	2,901

Interest income recognized on impaired loans for the year ended December 31, 2019 was not significant.

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,618		6,537
Accumulated depreciation	(95)		(917)
Net ROU assets	$5,523	43,371	5,620	41,453
Lease liabilities	$5,580	45,967	5,671	43,904
Weighted-average remaining lease term	25 years	18 years	24 years	19 years
Weighted-average discount rate	2.9%	3.6%	3.0%	3.7%

Maturities of lease liabilities consist of the following:

	March 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$250	4,144
Maturing one year through two years	257	4,020
Maturing two years through three years	262	3,640
Maturing three years through four years	268	3,306
Maturing four years through five years	276	3,317
Thereafter	6,727	45,687
Total lease payments	8,040	64,114
Present value of lease payments
Short-term	89	2,725
Long-term	5,491	43,242
Total present value of lease payments	5,580	45,967
Difference between lease payments and present value of lease payments	$2,460	18,147

The components of lease expense consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Finance lease cost
Amortization of ROU assets	$57	16
Interest on lease liabilities	41	2
Operating lease cost	1,108	913
Short-term lease cost	90	109
Variable lease cost	385	199
Sublease income	(2)	(2)
Total lease expense	$1,679	1,237

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2020		March 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$41	615	2	479
Financing cash flows	23	N/A	21	N/A
The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2020 and 2019 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net carrying value at beginning of period	$456,418	289,586
Acquisitions and adjustments	56,937	—
Net carrying value at end of period	$513,355	289,586

The Company performed its annual goodwill impairment test during the third quarter of 2019 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. During the first quarter of 2020, the Company considered the impact of the COVID-19 pandemic and the current economic conditions and determined that such conditions would not likely reduce the fair value of a reporting unit below its carrying value, and therefore did not perform interim testing at March 31, 2020. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2020 and December 31, 2019.

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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Loans receivable	$90,183	84,390
Accrued interest receivable	91	63
Other assets	54,626	54,692
Total assets	$144,900	139,145
Liabilities
Other borrowed funds	$26,919	23,149
Accrued interest payable	56	36
Other liabilities	36	123
Total liabilities	$27,011	23,308

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $42,575,000 and $41,521,000 as of March 31, 2020 and December 31, 2019, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2020 and 2019. Future unfunded contingent commitments related to the Company’s LIHTC investments at March 31, 2020 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2020	$9,436
2021	9,296
2022	8,256
2023	222
2024	353
Thereafter	479
Total	$28,042

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

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Amortization expense	$1,842	1,417
Tax credits and other tax benefits recognized	2,485	1,958

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

Note 7. Securities Sold Under Agreements to Repurchase

The Company’s securities sold under agreements to repurchase (“repurchase agreements”) totaled $580,335,000 and $569,824,000 at March 31, 2020 and December 31, 2019, respectively, and are secured by debt securities with carrying values of $778,035,000 and $711,210,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Total
Residential mortgage-backed securities	$328,722	328,722
Commercial mortgage-backed securities	251,613	251,613
Total	$580,335	580,335

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous	Total
Residential mortgage-backed securities	$312,015	312,015
Commercial mortgage-backed securities	257,809	257,809
Total	$569,824	569,824

Note 8. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps and interest rate swaps have been entered into to manage interest rate risk associated with variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the three months ended March 31, 2020. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the contracts range from 1.5 percent to 2 percent 3 month LIBOR. At March 31, 2020, the interest rate caps had a fair value of $799,000 and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI and were insignificant during the current period.

Interest Rate Swap Derivatives. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations. The Company recognized interest rate swaps as other assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable. Changes in fair value were recorded in OCI. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances for the cash flow hedge and these hedged items were determined to be fully effective during all periods. Interest expense recorded on the interest rate swaps totaled $0 and $1,976,000 for the three months ended March 31, 2020 and 2019, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

The effect of cash flow hedge accounting on OCI for the periods ending March 31, 2020 and 2019 was as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Interest rate swaps
Amount of loss recognized in OCI	$—	(1,834)
Amount of loss reclassified from OCI to net income	—	(223)

Residential Real Estate Derivatives
At March 31, 2020, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2020 and December 31, 2019, loan commitments with interest rate lock commitments totaled $306,698,000 and $84,803,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At March 31, 2020 and December 31, 2019, TBA commitments were $264,750,000 and $82,000,000, respectively, and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company doesn’t enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 9. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Mergers and acquisition expenses	$2,791	214
Consulting and outside services	2,235	1,767
Telephone	1,238	1,175
Debit card expenses	1,093	1,869
Business development	1,048	890
Employee expenses	1,043	996
Printing and supplies	903	725
VIE amortization and other expenses	841	545
Postage	795	833
Accounting and audit fees	448	453
Legal fees	433	307
Checking and operating expenses	357	362
ATM expenses	100	494
Loan expenses [1]	(2,695)	859
Other	915	778
Total other expenses	$11,545	12,267
______________________________
1 Loan expenses for the three months ended March 31, 2020 includes a decrease in credit loss expense for off-balance sheet credit exposures.

Note 10. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	34,681	(1,369)	33,312
Reclassification adjustments for (gains) losses included in net income	(165)	167	2
Net current period other comprehensive income (loss)	34,516	(1,202)	33,314
Balance at March 31, 2019	$27,903	(4,016)	23,887
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income before reclassifications	60,142	—	60,142
Reclassification adjustments for gains included in net income	(644)	—	(644)
Net current period other comprehensive income	59,498	—	59,498
Balance at March 31, 2020	$99,724	—	99,724

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2020	March 31, 2019
Net income available to common stockholders, basic and diluted	$43,339	49,132
Average outstanding shares - basic	93,287,670	84,549,974
Add: dilutive restricted stock units and stock options	72,122	64,274
Average outstanding shares - diluted	93,359,792	84,614,248
Basic earnings per share	$0.46	0.58
Diluted earnings per share	$0.46	0.58
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	102,094	—
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2020 and 2019.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2020.

Debt securities, available-for-sale. The fair value for available-for-sale debt securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, market spreads, prepayments, defaults, recoveries, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 inputs are not available, such securities are classified as Level 3 within the hierarchy.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $1,432,000 and net losses of $1,000 for the three month periods ended March 31, 2020 and 2019, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Interest rate cap derivative financial instruments. Fair value estimates for interest rate cap derivative financial instruments were based upon the discounted cash flows of known payments plus the option value of each caplet which incorporates market rate forecasts and implied market volatilities. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy. The Company also obtained and compared the reasonableness of the pricing from independent third party valuations.

The following tables disclose the fair value measurement of assets measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$44,567	—	44,567	—
U.S. government sponsored enterprises	31,251	—	31,251	—
State and local governments	1,258,342	—	1,258,342	—
Corporate bonds	331,184	—	331,184	—
Residential mortgage-backed securities	794,733	—	794,733	—
Commercial mortgage-backed securities	969,813	—	969,813	—
Loans held for sale, at fair value	94,619	—	94,619	—
Interest rate caps	799	—	799	—
Total assets measured at fair value on a recurring basis	$3,525,308	—	3,525,308	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$20,044	—	20,044	—
U.S. government sponsored enterprises	43,677	—	43,677	—
State and local governments	702,398	—	702,398	—
Corporate bonds	157,602	—	157,602	—
Residential mortgage-backed securities	738,724	—	738,724	—
Commercial mortgage-backed securities	912,807	—	912,807	—
Loans held for sale, at fair value	69,194	—	69,194	—
Total assets measured at fair value on a recurring basis	$2,644,446	—	2,644,446	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2020.

Other real estate owned. OREO is initially recorded at fair value less estimated cost to sell, establishing a new cost basis. OREO is subsequently accounted for at lower of cost or fair value less estimated cost to sell. Estimated fair value of OREO is based on appraisals or evaluations (new or updated). OREO is classified within Level 3 of the fair value hierarchy.

Collateral-dependent loans, net of ACL. Fair value estimates of collateral-dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated cost to sell. Collateral-dependent individually reviewed loans are classified within Level 3 of the fair value hierarchy.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$150	—	—	150
Collateral-dependent loans, net of ACL	1,818	—	—	1,818
Total assets measured at fair value on a non-recurring basis	$1,968	—	—	1,968

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,983	—	—	1,983
Collateral-dependent loans, net of ACL	23	—	—	23
Total assets measured at fair value on a non-recurring basis	$2,006	—	—	2,006

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2020	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$150	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
Collateral-dependent loans, net of ACL	$297	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	225	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$1,818

	Fair Value December 31, 2019	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,983	Sales comparison approach	Selling costs	6.0% - 10.0% (7.3%)
			Adjustment to comparables	0.0% - 11.1% (4.5%)
Collateral-dependent loans, net of ACL	$9	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	14	Sales comparison approach	Adjustment to comparables	0.0% - 0.0% (0.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$273,441	273,441	—	—
Debt securities, held-to-maturity	203,814	—	214,030	—
Loans receivable, net of ACL	9,938,016	—	—	9,833,567
Total financial assets	$10,415,271	273,441	214,030	9,833,567
Financial liabilities
Term deposits	$1,088,161	—	1,096,573	—
FHLB advances	513,055	—	513,309	—
Repurchase agreements and other borrowed funds	612,834	—	612,834	—
Subordinated debentures	139,916	—	88,924	—
Total financial liabilities	$2,353,966	—	2,311,640	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$330,961	330,961	—	—
Debt securities, held-to-maturity	224,611	—	234,396	—
Loans receivable, net of ACL	9,388,320	—	—	9,438,121
Total financial assets	$9,943,892	330,961	234,396	9,438,121
Financial liabilities
Term deposits	$1,011,798	—	1,017,505	—
FHLB advances	38,611	—	38,787	—
Repurchase agreements and other borrowed funds	598,644	—	598,644	—
Subordinated debentures	139,914	—	124,094	—
Total financial liabilities	$1,788,967	—	1,779,030	—

Note 13. Mergers and Acquisitions

On February 29, 2020, the Company acquired 100 percent of the outstanding common stock of State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona, a community bank based in Lake Havasu City, Arizona. SBAZ has been merged into The Foothills Bank division of Glacier Bank. SBAZ provides banking services to individuals and businesses in Arizona with locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. The preliminary value of the SBAZ acquisition was $125,854,000 and resulted in the Company issuing 3,007,044 shares of its common stock and paying $13,721,000 in cash in exchange for all of SBAZ’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the February 29, 2020 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SBAZ. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of SBAZ were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the acquisition date and the results of operations have been included in the Company’s consolidated statements of operations since that date. The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the SBAZ acquisition. The Company is continuing to obtain information to determine the fair values of assets acquired and liabilities assumed.

(Dollars in thousands)	SBAZ February 29, 2020
Fair value of consideration transferred
Fair value of Company shares issued	$112,133
Cash consideration	13,721
Total fair value of consideration transferred	125,854
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	57,434
Debt securities	142,174
Loans receivable, net of ACL	451,653
Core deposit intangible [1]	2,593
Accrued income and other assets	33,318
Total identifiable assets acquired	687,172
Liabilities assumed
Deposits	603,289
Borrowings	10,904
Accrued expenses and other liabilities	4,062
Total liabilities assumed	618,255
Total identifiable net assets	68,917
Goodwill recognized	$56,937
______________________________
1 The core deposit intangible for the acquisition was determined to have an estimated life of 10 years.

The preliminary fair values of the SBAZ assets acquired include loans with preliminary fair values of $451,702,000. The gross principal and contractual interest due under the SBAZ contracts was $452,510,000. The Company evaluated the loans at the acquisition date and determined there were PCD loans of $3,401,000 with an ACL of $49,000.

The Company incurred $2,530,000 of expenses in connection with the SBAZ acquisition during the three months ended March 31, 2020. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of SBAZ was approximately $2,579,000 and net loss was approximately $3,474,000 from February 29, 2020 to March 31, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the SBAZ acquisition had occurred on January 1, 2019:

	Three Months ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net interest income and non-interest income	$172,893	151,065
Net income	42,228	50,956

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), the following factors, among others, could cause actual results to differ materially from the anticipated results:
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
•legislative or regulatory changes, such as the recently adopted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) addressing the economic effects of the coronavirus disease of 2019 (“COVID-19”), as well as increased banking and consumer protection regulation that adversely affect the Company’s business, both generally and as a result of the Company exceeding $10 billion in total consolidated assets;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
Operating results
Net income	$43,339	57,410	49,132
Basic earnings per share	$0.46	0.62	0.58
Diluted earnings per share	$0.46	0.62	0.58
Dividends declared per share [1]	$0.29	0.49	0.26
Market value per share
Closing	$34.01	45.99	40.07
High	$46.10	46.51	45.47
Low	$26.66	38.99	37.58
Selected ratios and other data
Number of common stock shares outstanding	95,408,274	92,289,750	84,588,199
Average outstanding shares - basic	93,287,670	92,243,133	84,549,974
Average outstanding shares - diluted	93,359,792	92,365,021	84,614,248
Return on average assets (annualized)	1.25%	1.67%	1.67%
Return on average equity (annualized)	8.52%	11.61%	13.02%
Efficiency ratio	52.55%	54.90%	55.37%
Dividend payout ratio	63.04%	79.03%	44.83%
Loan to deposit ratio	88.10%	88.92%	87.14%
Number of full time equivalent employees	2,955	2,826	2,634
Number of locations	192	181	169
Number of ATMs	247	248	222
______________________________
1 Includes a special dividend declared of $0.20 per share for the three months ended December 31, 2019.

The Company reported net income of $43.3 million for the current quarter, a decrease of $5.8 million, or 12 percent, from the $49.1 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.46 per share, a decrease of 21 percent from the prior year first quarter diluted earnings per share of $0.58.

In response to the rapidly changing COVID-19 pandemic, our Bank division Presidents, the Company's executive and senior management team, and all the front line staff have stepped up to lead the Company and the communities they serve through these uncertain times. The Company seeks to provide the best possible service for customers, while protecting employees and shareholder value. The Company believes it is well positioned to mitigate the potential financial impact of the COVID-19 pandemic with a strong liquidity and capital position. While the full impact of the pandemic is unknown at this time, the Company expects the strength of the Company and leadership team will ensure continued long-term success.

The Company has implemented several measures to manage through the pandemic, including:
•launched a pandemic team that addresses the daily impact to our business;
•contacted customers to assess their needs and provide funding, flexible repayment options or modifications as necessary;
•designated a “command center” that supports employees so they can work with customers to provide Paycheck Protection Program (“PPP”) loans;
•increased monitoring of credit quality and portfolio risk for industries determined to have elevated risk; and
•developed safety measures for the health of our employees including elimination of unnecessary business travel, social distancing precautions, additional wellness and education programs, and preventative cleaning practices.

As a result of the Company’s efforts to support its customers, the Company had approved 8,775 PPP loans in the amount of $1.088 billion and modified 1,688 loans in the amount of $716 million as of April 21, 2020. The Company will continue to support its customers and assist the government in deploying funding for customers under future approved plans.

The Company's first quarter net income results were significantly impacted by adoption of the current expected credit losses (“CECL”) accounting standard. The Company chose to adopt the standard on January 1, 2020, rather than delay the adoption as allowed by the CARES Act, since the Company was operationally prepared and already internally reporting under CECL. As a result, the following items impacted the results in the first quarter 2020:
•a $12.3 million reduction in retained earnings upon adoption of the standard;
•a $19.1 million credit loss expense as a result of the COVID-19 pandemic; and
•an additional $4.8 million credit loss expense due to the State Bank Corp. acquisition.

The current quarter results were also impacted by the following items:
•acquisition-related expenses of $2.8 million; and
•a gain of $2.4 million on the sale of a former branch building.

Recent Acquisition
On February 29, 2020, the Company completed the acquisition of State Bank Corp., the parent company of State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, "SBAZ"). SBAZ provides banking services to individuals and businesses in Arizona with ten banking offices located in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. Upon closing of the transaction, SBAZ merged into the Company's Foothills Bank division, which expanded the Company's footprint in Arizona to cover all major markets in the state and be a leading community bank in Arizona. During the current quarter, the Company also completed the system core conversion for SBAZ. The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 13 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

The following table discloses the preliminary fair value estimates of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	SBAZ February 29 2020
Total assets	$744,109
Debt securities	142,174
Loans receivable	451,702
Non-interest bearing deposits	141,620
Interest bearing deposits	461,669
Borrowings	10,904

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Cash and cash equivalents	$273,441	330,961	202,527	(57,520)	70,914
Debt securities, available-for-sale	3,429,890	2,575,252	2,522,322	854,638	907,568
Debt securities, held-to-maturity	203,814	224,611	255,572	(20,797)	(51,758)
Total debt securities	3,633,704	2,799,863	2,777,894	833,841	855,810
Loans receivable
Residential real estate	957,830	926,388	884,732	31,442	73,098
Commercial real estate	5,928,303	5,579,307	4,686,082	348,996	1,242,221
Other commercial	2,239,878	2,094,254	1,909,452	145,624	330,426
Home equity	652,942	617,201	562,381	35,741	90,561
Other consumer	309,253	295,660	283,423	13,593	25,830
Loans receivable	10,088,206	9,512,810	8,326,070	575,396	1,762,136
Allowance for credit losses	(150,190)	(124,490)	(129,786)	(25,700)	(20,404)
Loans receivable, net	9,938,016	9,388,320	8,196,284	549,696	1,741,732
Other assets	1,313,223	1,164,855	897,074	148,368	416,149
Total assets	$15,158,384	13,683,999	12,073,779	1,474,385	3,084,605

Total debt securities of $3.634 billion at March 31, 2020 increased $834 million, or 30 percent, during the current quarter and increased $856 million, or 31 percent, from the prior year first quarter. The current quarter increase in debt securities was the result of acquiring $142 million of debt securities with the SBAZ acquisition and purchasing $723 million of municipal and corporate bonds in March. These additional securities provide a low-risk, stable earnings stream. Debt securities represented 24 percent of total assets at March 31, 2020 compared to 20 percent at December 31, 2019 and 23 percent of total assets at March 31, 2019.

The loan portfolio of $10.088 billion increased $124 million, or 5 percent annualized, during the current quarter excluding the SBAZ acquisition, with the largest increase in other commercial loans which increased $100 million. Excluding the current year acquisition and the prior year acquisitions of Heritage Bank of Nevada and The First National Bank of Layton, the loan portfolio increased $450 million, or 5 percent, since the prior year first quarter with the largest increase in other commercial loans which increased $201 million, or 11 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Deposits
Non-interest bearing deposits	$3,875,848	3,696,627	3,051,119	179,221	824,729
NOW and DDA accounts	2,860,563	2,645,404	2,383,806	215,159	476,757
Savings accounts	1,578,062	1,485,487	1,373,544	92,575	204,518
Money market deposit accounts	2,155,203	1,937,141	1,689,962	218,062	465,241
Certificate accounts	1,025,237	958,501	896,731	66,736	128,506
Core deposits, total	11,494,913	10,723,160	9,395,162	771,753	2,099,751
Wholesale deposits	62,924	53,297	192,953	9,627	(130,029)
Deposits, total	11,557,837	10,776,457	9,588,115	781,380	1,969,722
Securities sold under agreements to repurchase	580,335	569,824	489,620	10,511	90,715
Federal Home Loan Bank advances	513,055	38,611	154,683	474,444	358,372
Other borrowed funds	32,499	28,820	14,738	3,679	17,761
Subordinated debentures	139,916	139,914	134,048	2	5,868
Deferred tax liability	15,210	—	—	15,210	15,210
Other liabilities	182,888	169,640	141,725	13,248	41,163
Total liabilities	$13,021,740	11,723,266	10,522,929	1,298,474	2,498,811

Core deposits of $11.495 billion as of March 31, 2020 increased $168 million or 6 percent annualized, from the prior quarter excluding the acquisition of SBAZ with non-interest bearing deposits increasing $37.6 million, or 4 percent annualized, during the current quarter. Excluding current and prior year acquisitions, core deposits increased $500 million, or 5 percent, from the prior year first quarter with non-interest bearing deposits increasing $293 million, or 10 percent. Non-interest bearing deposits were 34 percent of total core deposits at March 31, 2020, an increase of 2 percent from 32 percent of total core deposits at March 31, 2019.

Wholesale deposits of $62.9 million at March 31, 2020 increased $9.6 million from prior quarter and decreased $130 million from the prior year first quarter. Federal Home Loan Bank (“FHLB”) advances of $513 million at March 31, 2020 increased $474 million from the prior quarter and increased $358 million from the prior year first quarter, such increases were to supplement the current quarter deposit growth used to fund the asset growth, including the additional investment purchases. Wholesale deposits and FHLB advances will continue to fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

During March of the current quarter, the Company purchased interest rate caps with a notional amount of $131 million (tied to 3 month LIBOR) to limit interest expense on the Company’s trust preferred subordinated debt. The interest rate caps effectively convert the variable interest expense on the debt to a fixed rate of 3.93 percent when 3 month LIBOR exceeds 1.88 percent at anytime during the five-year term of the interest rate caps.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Common equity	$2,036,920	1,920,507	1,526,963	116,413	509,957
Accumulated other comprehensive income	99,724	40,226	23,887	59,498	75,837
Total stockholders’ equity	2,136,644	1,960,733	1,550,850	175,911	585,794
Goodwill and core deposit intangible, net	(576,701)	(519,704)	(337,134)	(56,997)	(239,567)
Tangible stockholders’ equity	$1,559,943	1,441,029	1,213,716	118,914	346,227

Stockholders’ equity to total assets	14.10%	14.33%	12.84%
Tangible stockholders’ equity to total tangible assets	10.70%	10.95%	10.34%
Book value per common share	$22.39	21.25	18.33	1.14	4.06
Tangible book value per common share	$16.35	15.61	14.35	0.74	2.00

Tangible stockholders’ equity of $1.560 billion at March 31, 2020 increased $119 million, or 8 percent, compared to the prior quarter which was the result of $112 million of Company stock issued for the acquisition of SBAZ and earnings retention; such increases more than offset the increase in goodwill and core deposits associated with the acquisition and the $12.3 million decrease from the adoption of the CECL accounting standard. Tangible book value per common share of $16.35 at current quarter end increased $0.74 per share from the prior quarter and increased $2.00 per share from a year ago. For additional information on the CECL accounting standard, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Cash Dividend
On March 25, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share. The dividend was payable April 16, 2020 to shareholders of record on April 7, 2020. The dividend was the 140th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2020
Compared to December 31, 2019, and March 31, 2019

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Net interest income
Interest income	$142,865	145,281	126,116	(2,416)	16,749
Interest expense	8,496	8,833	10,904	(337)	(2,408)
Total net interest income	134,369	136,448	115,212	(2,079)	19,157
Non-interest income
Service charges and other fees	14,020	14,756	18,015	(736)	(3,995)
Miscellaneous loan fees and charges	1,285	1,379	967	(94)	318
Gain on sale of loans	11,862	10,135	5,798	1,727	6,064
Gain on sale of investments	863	257	213	606	650
Other income	5,242	1,890	3,481	3,352	1,761
Total non-interest income	33,272	28,417	28,474	4,855	4,798
Total income	$167,641	164,865	143,686	2,776	23,955
Net interest margin (tax-equivalent)	4.36%	4.45%	4.34%

Net Interest Income
The current quarter net interest income of $134 million decreased $2.1 million, or 2 percent, over the prior quarter and increased $19.2 million, or 17 percent, from the prior year first quarter. The current quarter interest income of $143 million decreased $2.4 million, or 2 percent, over the prior quarter which was driven primarily by a decrease in loan interest rates. The current quarter interest income increased $16.7 million, or 13 percent, over prior year first quarter and was attributable to an increase in interest income on commercial loans due to an increase in loans, which increased $15.1 million, or 18 percent, from the prior year first quarter.

The current quarter interest expense of $8.5 million decreased $337 thousand, or 4 percent, over the prior quarter as a result of a decrease in interest rates. Current quarter interest expense decreased $2.4 million, or 22 percent, over prior year first quarter which was due to the decrease in higher cost FHLB advances. During the current quarter, the total cost of funding (including non-interest bearing deposits) declined 1 basis point to 29 basis points compared to 30 basis points for the prior quarter and 43 basis points for the prior year first quarter.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.36 percent compared to 4.45 percent in the prior quarter. The core net interest margin, excluding $1.2 million, or 4 basis points, of discount accretion and $655 thousand, or 2 basis points, of non-accrual interest recoveries, was 4.30 percent compared to 4.33 in the prior quarter and 4.26 percent in the prior year first quarter. The Company experienced a 3 basis points decrease in the core net interest margin during the current quarter from decreased yields on loans that more than offset the decrease in the cost of funding. The core net interest margin increased 4 basis points from the prior year first quarter primarily the result of a decrease in funding cost and reduced reliance on higher cost wholesale funding.

Non-interest Income
Non-interest income for the current quarter totaled $33.3 million which was an increase of $4.9 million, or 17 percent, over the prior quarter and an increase of $4.8 million, or 17 percent, over the same quarter last year. Service charges and other fees of $14.0 million for the current quarter decreased $4.0 million, or 22 percent, from the prior year first quarter due to the Company's decrease in interchange fees as a result of the Durbin Amendment that more than offset the increased transaction activity. As of July 1, 2019, the Company became subject to the Durbin Amendment which established limits on the amount of interchange fees that can be charged to merchants for debit card processing. Gain on the sale of loans of $11.9 million for the current quarter increased $1.7 million, or 17 percent, compared to the prior quarter and increased $6.1 million, or 105 percent, from the prior year first quarter principally due to the increased refinance activity driven by the decrease in interest rates. Other income of $5.2 million increased $3.4 million from the prior quarter and increased $1.8 million from the prior year first quarter, primarily as a result of a $2.4 million gain on the sale of a former branch building in the current quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Compensation and employee benefits	$59,660	55,543	52,728	4,117	6,932
Occupancy and equipment	9,219	9,149	8,437	70	782
Advertising and promotions	2,487	2,747	2,388	(260)	99
Data processing	5,282	4,972	3,892	310	1,390
Other real estate owned	112	609	139	(497)	(27)
Regulatory assessments and insurance	1,090	45	1,285	1,045	(195)
Core deposit intangibles amortization	2,533	2,566	1,694	(33)	839
Other expenses	11,545	19,621	12,267	(8,076)	(722)
Total non-interest expense	$91,928	95,252	82,830	(3,324)	9,098
Total non-interest expense of $92.0 million for the current quarter decreased $3.3 million, or 3 percent, over the prior quarter and increased $9.1 million, or 11 percent, over the prior year first quarter. Compensation and employee benefits increased by $4.1 million, or 7 percent, from the prior quarter as result of increased employees from the SBAZ acquisition and annual salary increases and benefit adjustments. Compensation and employee benefits increased $6.9 million, or 13 percent, from the prior year first quarter primarily due to an increased number of employees driven by current and prior year acquisitions. Occupancy and equipment expense increased $782 thousand, or 9 percent, over the prior year first quarter primarily as a result of increased costs from acquisitions. Data processing expense increased $310 thousand, or 6 percent, over the prior quarter and increased $1.4 million, or 36 percent, over the prior year first quarter as a result of the current and prior year acquisitions. Regulatory assessment and insurance increased $1.0 million from the prior quarter as a result of a decrease in the amount of Small Bank Assessment credits applied by the FDIC. The Company received $530 thousand of Small Bank Assessment credits during the current quarter compared to $1.3 million in the prior quarter. Regulatory assessment and insurance decreased $195 thousand, or 15 percent, over prior year first quarter and was driven by the current quarter FDIC credits which offset the increased cost from organic and acquisition growth. Other expenses of $11.5 million, decreased $8.1 million, or 41 percent, from the prior quarter and was due to a $3.6 million decrease in expense related to unfunded loan commitments, a $1.6 million decrease in acquisition-related expenses and smaller decreases in several other categories. The current quarter decrease in expense related to unfunded loan commitments was driven by a decreased loss rate on certain portfolio categories, primarily construction loans. Other expenses included acquisition-related expenses of $2.8 million in the current quarter compared to $4.4 million in the prior quarter and $214 thousand in the prior year first quarter.

Efficiency Ratio
The current quarter efficiency ratio was 52.55 percent, a 235 basis points decrease from the prior quarter efficiency ratio of 54.90 percent which was due to controlling costs, a decrease in expense related to unfunded loan commitments and the increase in non-interest income. The current quarter efficiency ratio decreased 282 basis points from the prior year first quarter efficiency ratio of 55.37 percent which was driven by the increased commercial loan interest income and gain on sale of loans which more than offset decreases in service fee income from the Durbin amendment and and increased operating costs.

Credit Loss Expense
The following table summarizes credit loss expense, net charge-offs and select ratios relating to credit loss expense for the previous eight quarters:

(Dollars in thousands)	Credit Loss Expense	Net Charge-Offs	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2020	$22,744	$813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%
Second quarter 2018	4,718	762	1.66%	0.50%	0.71%

Net charge-offs for the current quarter were $813 thousand compared to $1.0 million for the prior quarter and $1.5 million from the same quarter last year. The current quarter credit loss expense was $22.7 million compared to $57 thousand in the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the credit loss expense.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related credit loss expense is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as available-for-sale or held-to-maturity. Non-marketable equity securities consist of capital stock issued by the FHLB of Des Moines.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$44,567	1%	$20,044	1%	$21,521	1%
U.S. government sponsored enterprises	31,251	1%	43,677	1%	106,457	4%
State and local governments	1,258,342	34%	702,398	25%	725,191	26%
Corporate bonds	331,184	9%	157,602	6%	218,548	8%
Residential mortgage-backed securities	794,733	22%	738,724	26%	825,048	30%
Commercial mortgage-backed securities	969,813	27%	912,807	33%	625,557	22%
Total available-for-sale	3,429,890	94%	2,575,252	92%	2,522,322	91%
Held-to-maturity
State and local governments	203,814	6%	224,611	8%	255,572	9%
Total held-to-maturity	203,814	6%	224,611	8%	255,572	9%
Total debt securities	$3,633,704	100%	$2,799,863	100%	$2,777,894	100%

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

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$387,218	410,343	251,101	259,690
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	883,814	923,168	523,150	539,758
S&P: A+, A, A- / Moody’s: A1, A2, A3	117,569	124,529	113,275	120,048
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,279	3,217	3,302
Not rated by either entity	10,637	10,853	13,451	13,795
Below investment grade	200	200	201	201
Total	$1,402,655	1,472,372	904,395	936,794

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$638,959	670,543	445,584	465,066
General obligation - limited	146,978	153,223	119,884	124,939
Revenue	596,507	627,494	325,331	332,354
Certificate of participation	10,677	11,551	8,003	8,815
Other	9,534	9,561	5,593	5,620
Total	$1,402,655	1,472,372	904,395	936,794

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$158,378	168,613	14,701	14,870
Texas	157,729	166,907	112,397	121,641
Michigan	149,776	155,672	141,131	116,581
California	128,984	139,168	23,482	24,406
Washington	117,643	122,943	116,458	146,538
All other states	690,145	719,069	496,226	512,758
Total	$1,402,655	1,472,372	904,395	936,794

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2020. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$624	1.99%	$1,630	1.14%	$14,044	2.48%	$28,269	1.57%	$—	—%	$44,567	1.85%
U.S. government sponsored enterprises	15,424	4.00%	14,325	1.60%	1,502	2.08%	—	—%	—	—%	31,251	7.69%
State and local governments	4,255	2.85%	39,864	2.62%	234,636	3.56%	979,587	3.49%	—	—%	1,258,342	3.47%
Corporate bonds	104,815	3.71%	226,369	4.09%	—	—%	—	—%	—	—%	331,184	3.97%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	794,733	2.36%	794,733	2.36%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	969,813	2.83%	969,813	2.83%
Total available- for-sale	125,118	3.71%	282,188	3.75%	250,182	3.50%	1,007,856	3.44%	1,764,546	2.62%	3,429,890	3.06%
Held-to-maturity
State and local governments	—	—%	12,153	2.38%	72,466	2.70%	119,195	3.01%	—	—%	203,814	2.86%
Total held-to-maturity	—	—%	12,153	2.38%	72,466	2.70%	119,195	3.01%	—	—%	203,814	2.86%
Total debt securities	$125,118	3.71%	$294,341	3.69%	$322,648	3.32%	$1,127,051	3.39%	$1,764,546	2.62%	$3,633,704	3.05%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2020, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at March 31, 2020.

For additional information on debt securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Equity securities
Non-marketable equity securities primarily consist of capital stock issued by the FHLB of Des Moines and are carried at cost less impairment. The Company also has an insignificant amount of marketable equity securities that are included in other assets on the Company’s statements of financial condition.

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of March 31, 2020, the Company determined that none of such securities were impaired.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture and public entities; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification. The following table summarizes the Company’s loan portfolio as of the dates indicated:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$957,830	10%	$926,388	10%	$884,732	11%
Commercial real estate	5,928,303	60%	5,579,307	59%	4,686,082	57%
Other commercial	2,239,878	23%	2,094,254	22%	1,909,452	23%
Home equity	652,942	6%	617,201	7%	562,381	7%
Other consumer	309,253	3%	295,660	3%	283,423	4%
Loans receivable	10,088,206	102%	9,512,810	101%	8,326,070	102%
Allowance for credit losses	(150,190)	(2)%	(124,490)	(1)%	(129,786)	(2)%
Loans receivable, net	$9,938,016	100%	$9,388,320	100%	$8,196,284	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Other real estate owned	$4,748	5,142	8,125
Accruing loans 90 days or more past due
Residential real estate	701	753	998
Commercial real estate	3,700	64	234
Other commercial	1,738	143	998
Home equity	140	—	115
Other consumer	345	452	106
Total	6,624	1,412	2,451
Non-accrual loans
Residential real estate	4,433	4,715	6,219
Commercial real estate	13,465	15,650	24,096
Other commercial	6,652	6,592	6,766
Home equity	3,003	3,266	2,454
Other consumer	453	660	734
Total	28,006	30,883	40,269
Total non-performing assets	$39,378	37,437	50,845
Non-performing assets as a percentage of subsidiary assets	0.26%	0.27%	0.42%
Allowance for credit losses as a percentage of non-performing loans	434%	385%	304%
Accruing loans 30-89 days past due	$41,375	23,192	36,894
Accruing troubled debt restructurings	$44,371	34,055	24,468
Non-accrual troubled debt restructurings	$6,911	3,346	6,747
U.S. government guarantees included in non-performing assets	$3,204	1,786	2,649
Interest income [1]	$353	1,603	512
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $39.4 million at March 31, 2020 increased $1.9 million, or 5 percent, over the prior quarter and decreased $11.5 million, or 23 percent, over the prior year first quarter. Non-performing assets as a percentage of subsidiary assets at March 31, 2020 was 0.26 percent, a decrease of 1 basis point from the prior quarter, and a decrease of 16 basis points from the prior year first quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $41.4 million at March 31, 2020 increased $18.2 million from the prior quarter and increased $4.5 million from the prior year first quarter. Early stage delinquencies as a percentage of loans at March 31, 2020 was 0.41 percent, which was an increase of 17 basis points from prior quarter and a 3 basis points decrease from prior year first quarter.

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

For additional information on accounting policies relating to non-performing assets, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $51.3 million and $37.4 million at March 31, 2020 and December 31, 2019, respectively.

On March 27, 2020, the CARES Act was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the COVID-19 pandemic, and the CARES Act allows the bank to not designate certain modifications as TDRS that otherwise may have been classified as TDRs. As of April 21, 2020, the Company had modified 1,688 of such loans in the amount of $716 million and modifications generally included interest only or full deferrals up to six months.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2020 was $568 thousand. The fair value of the loan collateral acquired in foreclosure during 2020 was $465 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Balance at beginning of period	$5,142	7,480	7,480
Acquisitions	307	—	—
Additions	465	2,349	1,437
Capital improvements	51	63	—
Write-downs	(60)	(766)	(56)
Sales	(1,157)	(3,984)	(736)
Balance at end of period	$4,748	5,142	8,125

Allowance for Credit Losses - Loans Receivable
On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments - Credit Losses, which significantly changed the allowance for credit loss accounting policies. The following allowance for credit loss discussion was presented under Accounting Standards Codification™ (“ASC”) Topic 326, whereas prior periods are presented in accordance with the incurred loss model as disclosed in the Company’s 2019 Annual Report on Form 10-K.

The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2020			December 31, 2019			March 31, 2019
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$9,315	6%	10%	$10,111	8%	10%	$10,711	8%	11%
Commercial real estate	71,085	47%	59%	69,496	56%	59%	72,328	56%	56%
Other commercial	56,172	38%	22%	36,129	29%	22%	36,849	28%	23%
Home equity	7,934	5%	6%	4,937	4%	6%	5,880	5%	7%
Other consumer	5,684	4%	3%	3,817	3%	3%	4,018	3%	3%
Total	$150,190	100%	100%	$124,490	100%	100%	$129,786	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Balance at beginning of period	$124,490	131,239	131,239
Impact of adopting CECL	3,720	—	—
Acquisitions	49	—	—
Credit loss expense	22,744	57	57
Charge-offs
Residential real estate	(20)	(608)	(292)
Commercial real estate	(30)	(2,460)	(283)
Other commercial	(785)	(4,189)	(840)
Home equity	(1)	(90)	(8)
Other consumer	(1,731)	(7,831)	(1,918)
Total charge-offs	(2,567)	(15,178)	(3,341)
Recoveries
Residential real estate	9	251	94
Commercial real estate	470	2,212	312
Other commercial	454	2,181	443
Home equity	106	79	13
Other consumer	715	3,649	969
Total recoveries	1,754	8,372	1,831
Net charge-offs	(813)	(6,806)	(1,510)
Balance at end of period	$150,190	124,490	129,786
ACL as a percentage of total loans	1.49%	1.31%	1.56%
Net charge-offs as a percentage of total loans	0.01%	0.07%	0.02%

The Company’s adoption of the CECL accounting standard resulted in a $3.7 million increase in the allowance for credit losses. The allowance as a percentage of total loans outstanding at March 31, 2020 was 1.49 percent, which was an 18 basis point increase compared to the prior quarter. The increase in the allowance during the current quarter was attributable to the Company recognizing $19.1 million of credit loss expense related to the COVID-19 pandemic and an additional $4.8 million of credit loss expense related to the SBAZ acquisition. The Company’s ACL of $150 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2020 and 2019, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

While the Company has incorporated its estimate of the impact of the COVID-19 pandemic into its calculation of the allowance based on assumptions and forecasts that existed as of the reporting period end, the uncertainty of the current economic environment remains volatile and the Company cannot predict whether additional credit losses will be sustained as a result of the COVID-19 pandemic if assumptions and forecasts change in the future.

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ACL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Determining the adequacy of the ACL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ACL methodology is designed to reasonably estimate the probable credit losses within the Company’s loan portfolio. Accordingly, the ACL is maintained within a range of estimated losses. The determination of the ACL on loans, including credit loss expense and net charge-offs, is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses, including the credit risk inherent in the loan portfolio, economic forecasts nationally and in the local markets in which the Company operates, trends and changes in collateral values, delinquencies, non-performing assets, net charge-offs, credit-related policies and personnel, and other environmental factors.

In determining the allowance, the loan portfolio is separated into pools of loans that share similar risk characteristics which are the Company’s loan segments. The Company then derives estimated loss assumptions from its model by loan segment which is further segregated by the credit quality indicators. The loss assumptions are then applied to each segment of loan to estimate the allowance for credit losses on the pooled loans. For any loans that do not share similar risk characteristics, the estimated credit losses are determined on an individual loan basis and such loans primarily consist of non-accrual loans. An estimated credit loss is recorded on individually reviewed loans when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loans original effective interest rate) is less than the amortized cost of the loan.

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 192 locations, including 174 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of sixteen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process of identifying non-performing loans is necessary to support management’s evaluation of the ACL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer and management’s evaluation of the loan portfolio credit quality. The ACL evaluation is well documented and approved by the Company’s Board. In addition, the policy and procedures for determining the balance of the ACL are reviewed annually by the Company’s Board, the internal audit department, independent credit reviewers and state and federal bank regulatory agencies.

Although the Company continues to actively monitor economic trends and regulatory developments, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ACL amount, or that subsequent evaluations of the loan portfolio applying management’s judgment about then current factors will not require significant changes in the ACL. Under such circumstances, additional credit loss expense could result.

For additional information regarding the ACL, its relation to credit loss expense and risk related to asset quality, see Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Loans by Regulatory Classification
Supplemental information regarding identification of the Company’s loan portfolio and credit quality based on regulatory classification is provided in the following tables. The regulatory classification of loans is based primarily on the type of collateral for the loans. There may be differences when compared to loan tables and loan amounts appearing elsewhere which reflect the Company’s internal loan segments which are based on the purpose of the loan.

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Custom and owner occupied construction	$172,238	$143,479	$126,820	20%	36%
Pre-sold and spec construction	180,799	180,539	135,137	—%	34%
Total residential construction	353,037	324,018	261,957	9%	35%
Land development	101,644	101,592	126,417	—%	(20)%
Consumer land or lots	121,082	125,759	125,818	(4)%	(4)%
Unimproved land	65,355	62,563	75,113	4%	(13)%
Developed lots for operative builders	32,661	17,390	16,171	88%	102%
Commercial lots	59,023	46,408	35,511	27%	66%
Other construction	453,403	478,368	454,965	(5)%	—%
Total land, lot, and other construction	833,168	832,080	833,995	—%	—%
Owner occupied	1,813,284	1,667,526	1,367,530	9%	33%
Non-owner occupied	2,200,664	2,017,375	1,662,390	9%	32%
Total commercial real estate	4,013,948	3,684,901	3,029,920	9%	32%
Commercial and industrial	1,151,817	991,580	922,124	16%	25%
Agriculture	694,444	701,363	641,146	(1)%	8%
1st lien	1,213,232	1,186,889	1,102,920	2%	10%
Junior lien	49,071	53,571	54,964	(8)%	(11)%
Total 1-4 family	1,262,303	1,240,460	1,157,884	2%	9%
Multifamily residential	352,379	342,498	268,156	3%	31%
Home equity lines of credit	656,953	617,900	557,895	6%	18%
Other consumer	180,832	174,643	163,568	4%	11%
Total consumer	837,785	792,543	721,463	6%	16%
States and political subdivisions	566,953	533,023	398,848	6%	42%
Other	116,991	139,538	119,966	(16)%	(2)%
Total loans receivable, including loans held for sale	10,182,825	9,582,004	8,355,459	6%	22%
Less loans held for sale [1]	(94,619)	(69,194)	(29,389)	37%	222%
Total loans receivable	$10,088,206	$9,512,810	$8,326,070	6%	21%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Mar 31, 2020	Mar 31, 2020	Mar 31, 2020
Custom and owner occupied construction	$188	185	—	188	—	—
Pre-sold and spec construction	96	743	456	96	—	—
Total residential construction	284	928	456	284	—	—
Land development	1,432	852	2,272	1,184	—	248
Consumer land or lots	471	330	1,126	124	186	161
Unimproved land	680	1,181	9,222	404	—	276
Developed lots for operative builders	—	—	67	—	—	—
Commercial lots	529	529	663	—	—	529
Other construction	—	—	111	—	—	—
Total land, lot and other construction	3,112	2,892	13,461	1,712	186	1,214
Owner occupied	5,269	4,608	7,229	3,717	107	1,445
Non-owner occupied	5,133	8,229	7,368	4,983	150	—
Total commercial real estate	10,402	12,837	14,597	8,700	257	1,445
Commercial and industrial	5,438	5,297	3,893	4,724	525	189
Agriculture	7,263	2,288	4,488	2,658	4,605	—
1st lien	8,410	8,671	10,279	6,155	701	1,554
Junior lien	640	569	582	601	39	—
Total 1-4 family	9,050	9,240	10,861	6,756	740	1,554
Multifamily residential	402	201	—	95	—	307
Home equity lines of credit	2,617	2,618	2,288	2,464	153	—
Other consumer	520	837	453	329	152	39
Total consumer	3,137	3,455	2,741	2,793	305	39
Other	290	299	348	284	6	—
Total	$39,378	37,437	50,845	28,006	6,624	4,748

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Dec 31, 2019	Mar 31, 2019
Custom and owner occupied construction	$2,176	$637	$282	242%	672%
Pre-sold and spec construction	328	148	553	122%	(41)%
Total residential construction	2,504	785	835	219%	200%
Land development	840	—	—	n/m	n/m
Consumer land or lots	321	672	510	(52)%	(37)%
Unimproved land	934	558	685	67%	36%
Developed lots for operative builders	—	2	4	(100)%	(100)%
Commercial lots	216	—	331	n/m	(35)%
Other construction	—	—	1,234	n/m	(100)%
Total land, lot and other construction	2,311	1,232	2,764	88%	(16)%
Owner occupied	3,235	3,052	4,463	6%	(28)%
Non-owner occupied	4,764	1,834	6,604	160%	(28)%
Total commercial real estate	7,999	4,886	11,067	64%	(28)%
Commercial and industrial	6,122	2,036	4,070	201%	50%
Agriculture	6,210	4,298	5,709	44%	9%
1st lien	7,419	4,711	7,179	57%	3%
Junior lien	795	624	583	27%	36%
Total 1-4 family	8,214	5,335	7,762	54%	6%
Home equity lines of credit	5,549	2,352	2,925	136%	90%
Other consumer	1,456	1,187	1,357	23%	7%
Total consumer	7,005	3,539	4,282	98%	64%
Other	1,010	1,081	405	(7)%	149%
Total	$41,375	$23,192	$36,894	78%	12%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Mar 31, 2020	Mar 31, 2020
Custom and owner occupied construction	$—	98	—	—	—
Pre-sold and spec construction	(6)	(18)	(4)	—	6
Total residential construction	(6)	80	(4)	—	6
Land development	(275)	(30)	23	—	275
Consumer land or lots	3	(138)	(20)	7	4
Unimproved land	(37)	(311)	(9)	—	37
Developed lots for operative builders	—	(18)	—	—	—
Commercial lots	(1)	(6)	(2)	—	1
Other construction	—	(142)	—	—	—
Total land, lot and other construction	(310)	(645)	(8)	7	317
Owner occupied	(16)	(479)	75	30	46
Non-owner occupied	(20)	2,015	30	—	20
Total commercial real estate	(36)	1,536	105	30	66
Commercial and industrial	61	1,472	(4)	404	343
Agriculture	36	21	14	37	1
1st lien	14	(12)	198	21	7
Junior lien	(110)	(303)	(52)	1	111
Total 1-4 family	(96)	(315)	146	22	118
Multifamily residential	(43)	—	—	—	43
Home equity lines of credit	(103)	19	(5)	—	103
Other consumer	88	603	223	151	63
Total consumer	(15)	622	218	151	166
Other	1,222	4,035	1,043	1,916	694
Total	$813	6,806	1,510	2,567	1,754

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

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$3,875,848	34%	$3,696,627	34%	$3,051,119	32%
NOW and DDA accounts	2,860,563	25%	2,645,404	25%	2,383,806	25%
Savings accounts	1,578,062	14%	1,485,487	14%	1,373,544	14%
Money market deposit accounts	2,155,203	18%	1,937,141	18%	1,689,962	18%
Certificate accounts	1,025,237	9%	958,501	9%	896,731	9%
Wholesale deposits	62,924	—%	53,297	—%	192,953	2%
Total interest bearing deposits	7,681,989	66%	7,079,830	66%	6,536,996	68%
Total deposits	$11,557,837	100%	$10,776,457	100%	$9,588,115	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2020	December 31, 2019
Repurchase agreements
Amount outstanding at end of period	$580,335	569,824
Weighted interest rate on outstanding amount	0.63%	0.74%
Maximum outstanding at any month-end	$580,335	569,824
Average balance	$542,822	470,351
Weighted-average interest rate	0.73%	0.79%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2020. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the current quarter, the Company’s acquisition of SBAZ resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now excluded from Tier 1 capital. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of March 31, 2020 were $140 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2020 and determined its ACL of $10.4 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB advances
Borrowing capacity	$2,321,194	2,360,599
Amount utilized	(513,041)	(38,589)
Amount available	$1,808,153	2,322,010
FRB discount window
Borrowing capacity	$1,254,170	1,061,872
Amount utilized	—	—
Amount available	$1,254,170	1,061,872
Unsecured lines of credit available	$380,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$44,060	19,540
U.S. government sponsored enterprises	31,251	7,416
State and local governments	974,179	527,348
Corporate bonds	331,183	157,602
Residential mortgage-backed securities	155,617	210,356
Commercial mortgage-backed securities	409,914	401,849
Total unencumbered debt securities	$1,946,204	1,324,111

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,408,274 have been issued as of March 31, 2020. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2020. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2020, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2020:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	14.13%	12.99%	12.99%	11.86%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the CECL accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company will add back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of Common Tier 1 capital over the three-year period.

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

Income tax expense for the three months ended March 31, 2020 and 2019 was $9.6 million and $11.7 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 18.2 percent and 19.2 percent, respectively. The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $12.5 million and $12.1 million for the three months ended March 31, 2020 and 2019, respectively. Benefits from federal income tax credits were $2.5 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $18.1 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2020	$5,351	8,399	794	14,544
2021	5,642	9,474	736	15,852
2022	4,993	9,805	673	15,471
2023	4,398	9,706	640	14,744
2024	2,466	9,556	604	12,626
Thereafter	720	37,830	905	39,455
	$23,570	84,770	4,352	112,692

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$980,647	$11,526	4.70%	$917,324	$10,779	4.70%
Commercial loans [1]	7,809,482	99,956	5.15%	6,524,190	84,613	5.26%
Consumer and other loans	926,924	11,641	5.05%	839,011	10,447	5.05%
Total loans [2]	9,717,053	123,123	5.10%	8,280,525	105,839	5.18%
Tax-exempt investment securities [3]	930,601	9,409	4.04%	960,569	9,950	4.14%
Taxable investment securities [4]	2,059,581	13,772	2.67%	1,845,677	13,729	2.98%
Total earning assets	12,707,235	146,304	4.63%	11,086,771	129,518	4.74%
Goodwill and intangibles	539,431			337,963
Non-earning assets	690,338			520,353
Total assets	$13,937,004			$11,945,087
Liabilities
Non-interest bearing deposits	$3,672,959	$—	—%	$2,943,770	$—	—%
NOW and DDA accounts	2,675,152	915	0.14%	2,320,928	961	0.17%
Savings accounts	1,518,809	239	0.06%	1,359,807	234	0.07%
Money market deposit accounts	2,031,799	1,624	0.32%	1,690,305	1,010	0.24%
Certificate accounts	965,908	2,595	1.08%	905,005	2,014	0.90%
Total core deposits	10,864,627	5,373	0.20%	9,219,815	4,219	0.19%
Wholesale deposits [5]	57,110	208	1.46%	169,361	1,122	2.69%
FHLB advances	108,672	346	1.26%	352,773	3,055	3.46%
Repurchase agreements and other borrowed funds	712,787	2,569	1.45%	556,325	2,508	1.83%
Total interest bearing liabilities	11,743,196	8,496	0.29%	10,298,274	10,904	0.43%
Other liabilities	147,361			116,143
Total liabilities	11,890,557			10,414,417
Stockholders’ Equity
Common stock	933			846
Paid-in capital	1,417,004			1,051,261
Retained earnings	562,951			471,626
Accumulated other comprehensive income	65,559			6,937
Total stockholders’ equity	2,046,447			1,530,670
Total liabilities and stockholders’ equity	$13,937,004			$11,945,087
Net interest income (tax-equivalent)		$137,808			$118,614
Net interest spread (tax-equivalent)			4.34%			4.31%
Net interest margin (tax-equivalent)			4.36%			4.34%
______________________________
1Includes tax effect of $1.3 million and $1.1 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2020, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.9 million and $2.0 million on tax-exempt debt securities income for the three months ended March 31, 2020, respectively.
4Includes tax effect of $266 thousand and $293 thousand on federal income tax credits for the three months ended March 31, 2020, respectively.
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

	Three Months ended
	2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$744	3	747
Commercial loans (tax-equivalent)	17,795	(2,452)	15,343
Consumer and other loans	1,223	(29)	1,194
Investment securities (tax-equivalent)	1,553	(2,051)	(498)
Total interest income	21,315	(4,529)	16,786
Interest expense
NOW and DDA accounts	159	(205)	(46)
Savings accounts	31	(26)	5
Money market deposit accounts	217	397	614
Certificate accounts	160	421	581
Wholesale deposits	(739)	(175)	(914)
FHLB advances	(2,103)	(606)	(2,709)
Repurchase agreements and other borrowed funds	742	(681)	61
Total interest expense	(1,533)	(875)	(2,408)
Net interest income (tax-equivalent)	$22,848	(3,654)	19,194

Net interest income (tax-equivalent) increased $19.2 million for the three months ended March 31, 2020 compared to the same period in 2019. The interest income for the first three months of 2020 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Total interest expense decreased from the prior year primarily from decreased balances of FHLB advances.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of March 31, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in the 2019 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s 2019 Annual Report on Form 10-K. The risks and uncertainties described in the 2019 Annual Report should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be adversely affected.

The effects of the COVID-19 pandemic could adversely affect our customers’ future results of operations and/or the market price of our stock.
The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has adversely affected the market price of our stock and stocks in general.

The Company believes it is well positioned to mitigate the potential financial impact of the COVID-19 pandemic with a strong liquidity and capital position. The Company has implemented several measures to manage through the pandemic, including:
•launched a pandemic team that addresses the daily impact to our business;
•contacted customers to assess their needs and provide funding, flexible repayment options or modifications as necessary;
•designated a “command center” that supports employees so they can work with customers to provide the PPP loans;
•increased monitoring of credit quality and portfolio risk for industries determined to have elevated risk; and
•developed safety measures for the health of our employees including elimination of unnecessary business travel, social distancing precautions, additional wellness and education programs, and preventative cleaning practices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

The following legislation represents material updates and additions to the Supervision and Regulation section previously disclosed in the Company’s 2019 Annual Report on Form 10-K.

COVID-19 Legislation and Regulation
Governments at all levels are rapidly taking steps to address and remediate the COVID-19 pandemic. On March 27, 2020, the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act was signed into law, which includes many provisions that will impact us and our customers. For example, the CARES Act includes $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program” of the U.S. Small Business Administration (“SBA”) and an additional $500 billion for the U.S. Department of Treasury to make loans to distressed American businesses. The various banking agencies have strongly encouraged banks to work with borrowers impacted by the COVID-19 pandemic, and the CARES Act authorizes banks to elect to suspend GAAP for certain loan modifications that would otherwise be classified as a TDR (which, in part, allows banks to provide immediate relief to their impacted borrowers). To ease the financial impacts of the COVID-19 pandemic, these agencies have further encouraged banks to consider offering responsible small-dollar loans to their consumers and small businesses affected by the pandemic.

The initial amounts available under the PPP were quickly exhausted in less than two weeks, leaving many pending loan applications in limbo as Congress negotiated additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law to replenish funding to the PPP and to provide other spending for hospitals and virus testing. In part, the bill included an additional $320 billion to make new loans under the PPP, and set aside $30 billion of the loans for banks and credit unions with $10 billion to $50 billion in assets, and another $30 billion for even smaller institutions. The bill also included $60 billion in loans and grants under the Economic Industry Disaster Loan program, and made farms and ranches eligible for loans. The SBA resumed accepting applications under the PPP on April 27, 2020.

The CARES Act also provides for direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans, subject to certain income thresholds. These economic impact payments will typically range from $1,200 to $3,400 and are designed to provide a level of financial relief to those most impacted by the COVID-19 pandemic. We anticipate that many of our customers will receive these economic impact payments, which the IRS intends to distribute via direct deposit to their accounts or by mailing paper checks. Overall, the legislative and regulatory landscape surrounding the COVID-19 pandemic is rapidly changing, and we cannot predict with certainty the impact it will have on our operations or business.

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

GLACIER BANCORP, INC.

May 8, 2020	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 8, 2020	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO