Form 10-Q
period 2020-06-30
GLACIER BANCORP, INC.
filed 2020-07-31
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 17, 2020 was 95,409,061. No preferred shares are issued or outstanding.

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
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Assets
Cash on hand and in banks	$212,681	198,639
Interest bearing cash deposits	334,929	132,322
Cash and cash equivalents	547,610	330,961
Debt securities, available-for-sale	3,533,950	2,575,252
Debt securities, held-to-maturity	203,275	224,611
Total debt securities	3,737,225	2,799,863
Loans held for sale, at fair value	115,345	69,194
Loans receivable	11,453,378	9,512,810
Allowance for credit losses	(162,509)	(124,490)
Loans receivable, net	11,290,869	9,388,320
Premises and equipment, net	326,005	310,309
Other real estate owned	4,743	5,142
Accrued interest receivable	77,363	56,047
Deferred tax asset	—	2,037
Core deposit intangible, net	60,733	63,286
Goodwill	513,355	456,418
Non-marketable equity securities	11,592	11,623
Bank-owned life insurance	122,388	109,428
Other assets	99,420	81,371
Total assets	$16,906,648	13,683,999
Liabilities
Non-interest bearing deposits	$5,043,704	3,696,627
Interest bearing deposits	8,337,828	7,079,830
Securities sold under agreements to repurchase	881,227	569,824
Federal Home Loan Bank advances	37,963	38,611
Other borrowed funds	32,546	28,820
Subordinated debentures	139,917	139,914
Accrued interest payable	4,211	4,686
Deferred tax liability	25,213	—
Other liabilities	200,324	164,954
Total liabilities	14,702,933	11,723,266
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	954	923
Paid-in capital	1,492,817	1,378,534
Retained earnings - substantially restricted	580,035	541,050
Accumulated other comprehensive income	129,909	40,226
Total stockholders’ equity	2,203,715	1,960,733
Total liabilities and stockholders’ equity	$16,906,648	13,683,999
Number of common stock shares issued and outstanding	95,409,061	92,289,750
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income
Investment securities	$25,833	21,892	46,847	43,243
Residential real estate loans	12,098	11,410	23,624	22,189
Commercial loans	106,343	88,043	205,027	171,582
Consumer and other loans	11,130	11,040	22,771	21,487
Total interest income	155,404	132,385	298,269	258,501
Interest Expense
Deposits	4,587	5,624	10,168	10,965
Securities sold under agreements to repurchase	908	886	1,897	1,688
Federal Home Loan Bank advances	268	3,847	614	6,902
Other borrowed funds	172	38	300	76
Subordinated debentures	1,250	1,694	2,702	3,362
Total interest expense	7,185	12,089	15,681	22,993
Net Interest Income	148,219	120,296	282,588	235,508
Credit loss expense	13,552	—	36,296	57
Net interest income after credit loss expense	134,667	120,296	246,292	235,451
Non-Interest Income
Service charges and other fees	11,366	20,025	25,386	38,040
Miscellaneous loan fees and charges	1,682	1,192	2,967	2,159
Gain on sale of loans	25,858	7,762	37,720	13,560
Gain on sale of debt securities	128	134	991	347
Other income	2,190	1,721	7,432	5,202
Total non-interest income	41,224	30,834	74,496	59,308
Non-Interest Expense
Compensation and employee benefits	57,981	51,973	117,641	104,701
Occupancy and equipment	9,357	8,180	18,576	16,617
Advertising and promotions	2,138	2,767	4,625	5,155
Data processing	5,042	4,062	10,324	7,954
Other real estate owned	75	191	187	330
Regulatory assessments and insurance	1,037	1,848	2,127	3,133
Core deposit intangibles amortization	2,613	1,865	5,146	3,559
Other expenses	19,898	15,284	31,443	27,551
Total non-interest expense	98,141	86,170	190,069	169,000
Income Before Income Taxes	77,750	64,960	130,719	125,759
Federal and state income tax expense	14,306	12,568	23,936	24,235
Net Income	$63,444	52,392	106,783	101,524
Basic earnings per share	$0.67	0.61	1.13	1.19
Diluted earnings per share	$0.66	0.61	1.13	1.19
Dividends declared per share	$0.29	0.27	0.58	0.53
Average outstanding shares - basic	95,405,493	85,826,290	94,346,582	85,191,658
Average outstanding shares - diluted	95,430,403	85,858,286	94,395,930	85,241,238

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$63,444	52,392	106,783	101,524
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	41,014	29,877	121,569	76,329
Reclassification adjustment for gains included in net income	(128)	(134)	(990)	(355)
Net unrealized gains on available-for-sale securities	40,886	29,743	120,579	75,974
Tax effect	(10,360)	(7,537)	(30,555)	(19,252)
Net of tax amount	30,526	22,206	90,024	56,722
Unrealized losses on derivatives used for cash flow hedges	(456)	(3,820)	(456)	(5,654)
Reclassification adjustment for losses included in net income	—	278	—	501
Net unrealized losses on derivatives used for cash flow hedges	(456)	(3,542)	(456)	(5,153)
Tax effect	115	897	115	1,306
Net of tax amount	(341)	(2,645)	(341)	(3,847)
Total other comprehensive income, net of tax	30,185	19,561	89,683	52,875
Total Comprehensive Income	$93,629	71,953	196,466	154,399

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2020 and 2019

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at April 1, 2019	84,588,199	$846	1,051,299	474,818	23,887	1,550,850
Net income	—	—	—	52,392	—	52,392
Other comprehensive income	—	—	—	—	19,561	19,561
Cash dividends declared ($0.27 per share)	—	—	—	(23,437)	—	(23,437)
Stock issued in connection with acquisitions	2,046,341	20	87,133	—	—	87,153
Stock issuances under stock incentive plans	2,854	—	—	—	—	—
Stock-based compensation and related taxes	—	—	857	—	—	857
Balance at June 30, 2019	86,637,394	$866	1,139,289	503,773	43,448	1,687,376
Balance at April 1, 2020	95,408,274	$954	1,491,651	544,315	99,724	2,136,644
Net income	—	—	—	63,444	—	63,444
Other comprehensive income	—	—	—	—	30,185	30,185
Cash dividends declared ($0.29 per share)	—	—	—	(27,724)	—	(27,724)
Stock issuances under stock incentive plans	787	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,166	—	—	1,166
Balance at June 30, 2020	95,409,061	$954	1,492,817	580,035	129,909	2,203,715

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2020 and 2019

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	101,524	—	101,524
Other comprehensive income	—	—	—	—	52,875	52,875
Cash dividends declared ($0.53 per share)	—	—	—	(45,476)	—	(45,476)
Stock issued in connection with acquisitions	2,046,341	20	87,133	—	—	87,153
Stock issuances under stock incentive plans	69,361	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	904	—	—	904
Cumulative-effect of accounting changes	—	—	—	(25,458)	—	(25,458)
Balance at June 30, 2019	86,637,394	$866	1,139,289	503,773	43,448	1,687,376
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	106,783	—	106,783
Other comprehensive income	—	—	—	—	89,683	89,683
Cash dividends declared ($0.58 per share)	—	—	—	(55,451)	—	(55,451)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	112,267	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,181	—	—	2,181
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at June 30, 2020	95,409,061	$954	1,492,817	580,035	129,909	2,203,715

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Operating Activities
Net income	$106,783	101,524
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	36,296	57
Net amortization of debt securities	6,831	8,707
Net amortization (accretion) of purchase accounting adjustments and deferred loan fees and costs	33,329	(2,187)
Amortization of debt modification costs	—	825
Origination of loans held for sale	(847,288)	(353,921)
Proceeds from loans held for sale	849,626	346,144
Gain on sale of loans	(37,720)	(13,560)
Gain on sale of debt securities	(991)	(347)
Bank-owned life insurance income, net	(1,356)	(1,021)
Stock-based compensation, net of tax benefits	1,994	1,850
Depreciation and amortization of premises and equipment	9,907	9,011
Gain on sale and write-downs of other real estate owned, net	(169)	(334)
Amortization of core deposit intangibles	5,146	3,559
Amortization of investments in variable interest entities	4,973	3,885
Net increase in accrued interest receivable	(19,529)	(3,213)
Net increase in other assets	(15,048)	(6,520)
Net (decrease) increase in accrued interest payable	(602)	749
Net increase (decrease) in other liabilities	4,992	(9,518)
Net cash provided by operating activities	137,174	85,690
Investing Activities
Sales of available-for-sale debt securities	—	415,093
Maturities, prepayments and calls of available-for-sale debt securities	341,724	247,854
Purchases of available-for-sale debt securities	(1,042,423)	(457,915)
Maturities, prepayments and calls of held-to-maturity debt securities	20,250	32,575
Principal collected on loans	1,835,968	1,364,270
Loan originations	(3,371,733)	(1,675,181)
Net additions to premises and equipment	(4,861)	(11,882)
Proceeds from sale of other real estate owned	1,523	2,440
Proceeds from redemption of non-marketable equity securities	75,049	76,948
Purchases of non-marketable equity securities	(71,398)	(71,198)
Investments in variable interest entities	(7,321)	(6,451)
Net cash received from acquisitions	43,713	11,307
Net cash used in investing activities	(2,179,509)	(72,140)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Financing Activities
Net increase in deposits	$2,001,950	86,429
Net increase in securities sold under agreements to repurchase	304,154	97,091
Net decrease in short-term Federal Home Loan Bank advances	(30,000)	(120,000)
Proceeds from long-term Federal Home Loan Bank advances	30,000	—
Repayments of long-term Federal Home Loan Bank advances	(631)	(987)
Net increase in other borrowed funds	43	54
Cash dividends paid	(46,324)	(47,560)
Tax withholding payments for stock-based compensation	(1,003)	(1,158)
Proceeds from stock option exercises	795	—
Net cash provided by financing activities	2,258,984	13,869
Net increase in cash, cash equivalents and restricted cash	216,649	27,419
Cash, cash equivalents and restricted cash at beginning of period	330,961	203,790
Cash, cash equivalents and restricted cash at end of period	$547,610	231,209
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,282	22,244
Cash paid during the period for income taxes	8,550	21,680
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$215	7
Transfer of loans to other real estate owned	791	1,914
Right-of-use assets obtained in exchange for operating lease liabilities	5,253	3,862
Dividends declared during the period but not paid	27,785	23,482
Acquisitions
Fair value of common stock shares issued	112,133	87,153
Cash consideration	13,721	4
Fair value of assets acquired	744,109	379,155
Liabilities assumed	618,255	291,998

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results anticipated for the year ending December 31, 2020. The condensed consolidated statement of financial condition of the Company as of December 31, 2019 has been derived from the audited consolidated statements of the Company as of that date.

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

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in other assets on the Company's statements of financial condition.

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

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities. When the Company acquires another entity, it designates all debt securities as available-for-sale at acquisition date and records the debt securities at fair value.

The Company reviews and analyzes the various risks that may be present within the investment portfolio on an ongoing basis, including market risk, credit risk and liquidity risk. Market risk is the risk to an entity’s financial condition resulting from adverse changes in the value of its holdings arising from movements in interest rates, foreign exchange rates, equity prices or commodity prices. The Company assesses the market risk of individual debt securities as well as the investment portfolio as a whole. Credit risk, broadly defined, is the risk that an issuer or counterparty will fail to perform on an obligation. The credit rating of a security is considered the primary credit quality indicator for debt securities. Liquidity risk refers to the risk that a security will not have an active and efficient market in which the security can be sold.

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

The Company has acquired debt securities through acquisitions and if the securities have more than insignificant credit deterioration since origination, they are designated as purchased credit-deteriorated (“PCD”) securities. An ACL is determined using the same methodology as with other debt securities. The sum of a security’s purchase price and ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the debt security is a noncredit discount or premium, which is amortized into interest income over the life of the security. Subsequent changes to the allowance are recorded through credit loss expense.

For additional information relating to debt securities, see Note 2.

Allowance for Credit Losses - Available-for-Sale Debt Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through other expense. For the available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which fair value is less than amortized cost, if there are any changes to the investment grade of the security by a rating agency, and if there any adverse conditions that impact the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

The Company has elected to exclude accrued interest from the estimate of credit losses for available-for-sale debt securities. As part of its non-accrual policy, the Company charges-off uncollectable interest at the time it is determined to be uncollectable.

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

The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest or straight-line methods. The interest method is utilized for loans with scheduled payment terms and the objective is to calculate periodic interest income at a constant effective yield. The straight-line method is utilized for revolving lines of credit or loans with no scheduled payment terms. When a loan is paid off prior to maturity, the remaining fees and costs on originated loans and premiums or discounts on acquired loans are immediately recognized into interest income.

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

The Company has acquired loans through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. The Company considers all acquired non-accrual loans to be PCD loans. In addition, the Company considers loans accruing ninety days or more past due with estimated credit losses or substandard loans with estimated credit losses to be PCD loans. An ACL is determined using the same methodology as other loans held for investment. The ACL determined on a collective basis is allocated to individual loans. The sum of a loan’s purchase price and ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through credit loss expense.

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

Loans that do not Share Similar Risk Characteristics with Other Loans. For a loan that does not share similar risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the expected credit loss is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral-dependent, that is, when foreclosure is probable or the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The Company has determined that non-accrual loans do not share similar risk characteristics with other loans and these loans are individually evaluated for estimated allowance for credit losses. The Company, through its credit monitoring process, may also identify other loans that do no share similar risk characteristics and individually evaluate such loans. The starting point for determining the fair value of collateral is to obtain external appraisals or evaluations (new or updated) which are generally obtained annually. The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The Company’s credit department reviews appraisals, giving consideration to the highest and best use of the collateral. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. Adjustments may be made to the fair value of the collateral after review and acceptance of the collateral appraisal or evaluation (new or updated).

Loans that Share Similar Risk Characteristics with other Loans. For estimating the allowance for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the ACL, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type which is further segregated by the credit quality indicators. This model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment (calculated through an “open pool” method), multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. The annual historical loss rates are adjusted over a reasonable economic forecast period by a multiplier that is calculated based upon current national economic forecasts as a proportion of each segment’s historical average loss levels. The Company will then revert from the economic forecast period back to the historical average loss rate in a straight-line basis. After the reversion period, the loans will be assumed to experience their historical loss rate for the remainder of their contractual lives. The model applies the expected loss rate over the projected cash flows at the the individual loan level and then aggregates the losses by loan segment in determining their quantitative allowance. The Company will also include qualitative adjustments to adjust the portfolio over the remaining lives of the loans to the extent the current or future market conditions are believed to vary substantially from historical conditions in regards to:
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the coronavirus disease of 2019 (“COVID-19”) and the CARES Act, along with related regulatory guidance, allows banks to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. In general, in order to qualify for such treatment, the modifications need to be short-term and made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to the modification. The Company has made such modifications which generally include interest only or full deferrals up to six months.

The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment. For a TDR that is individually reviewed and not collateral-dependent, the value of the concession can only be measured using the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest of the loan.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $26,239,000 and $38,943,000 for the six months ended June 30, 2020 and 2019, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2020 and December 31, 2019 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$42,016	391	(172)	42,235
U.S. government sponsored enterprises	10,788	75	—	10,863
State and local governments	1,198,293	79,406	(147)	1,277,552
Corporate bonds	374,193	14,389	(207)	388,375
Residential mortgage-backed securities	835,036	22,648	(43)	857,641
Commercial mortgage-backed securities	899,167	58,117	—	957,284
Total available-for-sale	$3,359,493	175,026	(569)	3,533,950
Held-to-maturity
State and local governments	$203,275	12,608	—	215,883
Total held-to-maturity	$203,275	12,608	—	215,883

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$20,061	48	(65)	20,044
U.S. government sponsored enterprises	42,724	953	—	43,677
State and local governments	679,784	22,694	(80)	702,398
Corporate bonds	155,665	1,938	(1)	157,602
Residential mortgage-backed securities	731,766	7,507	(549)	738,724
Commercial mortgage-backed securities	891,374	22,825	(1,392)	912,807
Total available-for-sale	$2,521,374	55,965	(2,087)	2,575,252
Held-to-maturity
State and local governments	$224,611	9,785	—	234,396
Total held-to-maturity	$224,611	9,785	—	234,396

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2020. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$144,070	145,977	—	—
Due after one year through five years	269,452	281,526	17,132	18,339
Due after five years through ten years	261,463	275,179	71,471	76,970
Due after ten years	950,305	1,016,343	114,672	120,574
	1,625,290	1,719,025	203,275	215,883
Mortgage-backed securities [1]	1,734,203	1,814,925	—	—
Total	$3,359,493	3,533,950	203,275	215,883
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Available-for-sale
Proceeds from sales and calls of debt securities	$37,711	172,323	114,784	476,371
Gross realized gains [1]	142	1,347	1,104	4,284
Gross realized losses [1]	(14)	(1,213)	(114)	(3,929)
Held-to-maturity
Proceeds from calls of debt securities	—	2,630	20,250	32,575
Gross realized gains [1]	—	—	1	2
Gross realized losses [1]	—	—	—	(10)
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

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of available-for-sale debt securities in an unrealized position is also disclosed.

	June 30, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	9	$4,999	(163)	738	(9)	5,737	(172)
State and local governments	31	21,080	(147)	—	—	21,080	(147)
Corporate bonds	9	20,148	(207)	—	—	20,148	(207)
Residential mortgage-backed securities	15	17,637	(43)	27	—	17,664	(43)
Total available-for-sale	64	$63,864	(560)	765	(9)	64,629	(569)

	December 31, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	20	$464	—	9,902	(65)	10,366	(65)
State and local governments	12	19,044	(80)	—	—	19,044	(80)
Corporate bonds	2	7,378	(1)	—	—	7,378	(1)
Residential mortgage-backed securities	35	85,562	(234)	29,038	(315)	114,600	(549)
Commercial mortgage-backed securities	19	177,051	(1,293)	7,697	(99)	184,748	(1,392)
Total available-for-sale	88	$289,499	(1,608)	46,637	(479)	336,136	(2,087)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at June 30, 2020 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at June 30, 2020 have been determined to be investment grade.

As of June 30, 2020, the Company did not have any available-for-sale debt securities past due. Accrued interest receivable on available-for-sale debt securities totaled $18,970,000 at June 30, 2020 and was excluded from the estimate of credit losses.

During the period ended June 30, 2020, the Company acquired available-for-sale debt securities from the secondary market and through the SBAZ acquisition. Such securities were evaluated and it was determined there were no PCD securities, so no allowance for credit losses was recorded.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2020, the Company determined the decline in value was unrelated to credit loss and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2020, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at June 30, 2020. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$47,360	65,217
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	128,281	130,316
S&P: A+, A, A- / Moody’s: A1, A2, A3	27,252	28,689
Not rated by either entity	382	389
Total held-to-maturity	$203,275	224,611

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at June 30, 2020 have been determined to be investment grade.

As of June 30, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $1,956,000 at June 30, 2020 and was excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at June 30, 2020.

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

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Residential real estate	$903,198	926,388
Commercial real estate	6,047,692	5,579,307
Other commercial	3,547,249	2,094,254
Home equity	654,392	617,201
Other consumer	300,847	295,660
Loans receivable	11,453,378	9,512,810
Allowance for credit losses	(162,509)	(124,490)
Loans receivable, net	$11,290,869	9,388,320
Net deferred origination (fees) costs included in loans receivable	$(41,811)	(6,964)
Net purchase accounting (discounts) premiums included in loans receivable	$(18,954)	(21,574)
Accrued interest receivable on loans	$56,415	40,962

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant sales of loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2020.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$150,190	9,315	70,848	56,409	7,934	5,684
Credit loss expense (reversal)	13,552	662	18,309	(6,974)	2,174	(619)
Charge-offs	(2,668)	(1)	(150)	(1,088)	(193)	(1,236)
Recoveries	1,435	10	97	491	47	790
Balance at end of period	$162,509	9,986	89,104	48,838	9,962	4,619

	Three Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,786	10,711	72,328	36,849	5,880	4,018
Credit loss expense (reversal)	—	(105)	(196)	(829)	(73)	1,203
Charge-offs	(2,859)	(49)	(126)	(358)	(20)	(2,306)
Recoveries	2,127	138	441	597	14	937
Balance at end of period	$129,054	10,695	72,447	36,259	5,801	3,852

	Six Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—	—	—
Credit loss expense (reversal)	36,296	(3,707)	8,876	27,159	1,666	2,302
Charge-offs	(5,235)	(21)	(180)	(1,873)	(194)	(2,967)
Recoveries	3,189	19	330	1,182	153	1,505
Balance at end of period	$162,509	9,986	89,104	48,838	9,962	4,619

	Six Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Credit loss expense (reversal)	57	173	(344)	(1,744)	(9)	1,981
Charge-offs	(6,200)	(341)	(409)	(1,198)	(28)	(4,224)
Recoveries	3,958	232	752	1,041	27	1,906
Balance at end of period	$129,054	10,695	72,447	36,259	5,801	3,852

As a result of the adoption of the CECL accounting standard, the Company adjusted the January 1, 2020 ACL balances within each loan segment to reflect the changes from the incurred loss model to the current expected credit loss model which resulted in increases and decreases in each loan segment based on, among other factors, quantitative and qualitative assumptions and the economic forecast to estimate the credit loss expense over the expected life of the loans. During the six months ended June 30, 2020, primarily as a result of the COVID-19 pandemic, there was a significant increase in the overall ACL and increases and decreases within certain loan segments. In addition, the acquisition of SBAZ resulted in a $4,794,000 increase in the ACL due to the credit loss expense recorded subsequent to the acquisition date. The COVID-19 pandemic significantly adjusted the economic forecast used in the ACL model including a significant increase in national and regional unemployment rates and a significant decrease in the gross domestic product (“GDP”). The changes in the economic forecast necessitated a change in weighting of the historical loss factors and the combined result was a significant increase in losses expected in the other commercial segment while other loan segments remained stable or experienced decreases in expected credit losses.

There were no significant changes in charge-offs during the six months ended June 30, 2020 compared to the same period in the prior year. Nonetheless, the most notable change was in the other consumer loan segment which was primarily driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. During the six months ended June 30, 2020, there have been no significant changes to the types of collateral securing collateral-dependent loans.

During the six month period ended June 30, 2020, the Company acquired loans through the SBAZ acquisition. Such loans were evaluated at acquisition date and it was determined there were PCD loans totaling $3,401,000 with an ACL of $49,000. There was also a discount associated with such loans of $13,000, which was attributable to changes in interest rates and other factors such as liquidity as of acquisition date.

Aging Analysis
The following tables present an aging analysis of the amortized cost basis of loans:

	June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$11,607	—	2,737	4,904	2,437	1,529
Accruing loans 60-89 days past due	13,618	231	8,117	3,905	1,192	173
Accruing loans 90 days or more past due	6,071	206	3,110	2,519	98	138
Non-accrual loans with no ACL	30,578	3,774	17,767	5,676	2,971	390
Non-accrual loans with ACL	4,579	469	1,915	2,037	115	43
Total past due and non-accrual loans	66,453	4,680	33,646	19,041	6,813	2,273
Current loans receivable	11,386,925	898,518	6,014,046	3,528,208	647,579	298,574
Total loans receivable	$11,453,378	903,198	6,047,692	3,547,249	654,392	300,847

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,944	3,403	4,946	4,685	1,040	1,870
Accruing loans 60-89 days past due	7,248	749	2,317	1,190	1,902	1,090
Accruing loans 90 days or more past due	1,412	753	64	143	—	452
Non-accrual loans	30,883	4,715	15,650	6,592	3,266	660
Total past due and non-accrual loans	55,487	9,620	22,977	12,610	6,208	4,072
Current loans receivable	9,457,323	916,768	5,556,330	2,081,644	610,993	291,588
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660

The Company had $517,000 of interest reversed on non-accrual loans during the six months ended June 30, 2020.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$4,631	—	109	4,522	—	—
Residential real estate	4,937	1,942	891	117	1,932	55
Other real estate	14,310	32	13,415	825	22	16
Other	163	—	—	28	—	135
Total	$24,041	1,974	14,415	5,492	1,954	206

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The following tables present the loans modified as TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted:

	Three Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	8	1	3	3	1	—
Pre-modification recorded balance	$1,672	210	1,263	160	39	—
Post-modification recorded balance	$1,672	210	1,263	160	39	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	4	1	—	—	—	3
Pre-modification recorded balance	$388	117	—	—	—	271
Post-modification recorded balance	$374	123	—	—	—	251
TDRs that subsequently defaulted
Number of loans	1	—	—	—	—	1
Recorded balance	$305	—	—	—	—	305

	Six Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	13	1	6	5	1	—
Pre-modification recorded balance	$8,940	210	8,120	571	39	—
Post-modification recorded balance	$8,940	210	8,120	571	39	—
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$106	—	106	—	—	—

	Six Months ended June 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	8	1	1	2	1	3
Pre-modification recorded balance	$2,093	117	1,035	567	103	271
Post-modification recorded balance	$2,079	123	1,035	567	103	251
TDRs that subsequently defaulted
Number of loans	1	—	—	—	—	1
Recorded balance	$305	—	—	—	—	305

The modifications for the loans designated as TDRs during the six months ended June 30, 2020 and 2019 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $904,000 and $2,528,000 for the six months ended June 30, 2020 and 2019, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, the Company had $1,001,000 and $1,744,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At June 30, 2020 and December 31, 2019, the Company had $1,896,000 and $1,504,000, respectively, of OREO secured by residential real estate properties.

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

	June 30, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020 (year-to-date)	$659,384	656,332	—	3,052	—
2019	1,185,582	1,176,792	—	8,790	—
2018	1,037,111	1,003,201	—	33,910	—
2017	809,549	786,960	—	22,589	—
2016	553,420	534,881	—	18,539	—
Prior	1,654,405	1,622,710	66	31,256	373
Revolving loans	148,241	146,605	—	1,636	—
Total	$6,047,692	5,927,481	66	119,772	373
Other commercial loans
Term loans by origination year
2020 (year-to-date)	$1,646,307	1,641,537	—	4,770	—
2019	359,481	353,800	—	5,679	2
2018	311,638	305,819	—	5,818	1
2017	312,198	306,956	—	4,747	495
2016	201,794	199,013	—	2,582	199
Prior	253,062	243,393	2,767	5,738	1,164
Revolving loans	462,769	450,404	849	10,541	975
Total	$3,547,249	3,500,922	3,616	39,875	2,836

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020 (year-to-date)	$81,889	81,789	100	—
2019	256,534	256,352	—	182
2018	156,524	156,280	—	244
2017	107,758	107,652	—	106
2016	73,516	72,483	—	1,033
Prior	224,321	221,306	131	2,884
Revolving loans	2,656	2,656	—	—
Total	$903,198	898,518	231	4,449
Home equity loans
Term loans by origination year
2020 (year-to-date)	$—	—	—	—
2019	2,039	2,001	—	38
2018	2,202	2,202	—	—
2017	2,015	2,015	—	—
2016	1,571	1,571	—	—
Prior	18,947	17,864	381	702
Revolving loans	627,618	621,926	3,248	2,444
Total	$654,392	647,579	3,629	3,184
Other consumer loans
Term loans by origination year
2020 (year-to-date)	$62,392	62,371	21	—
2019	89,495	89,300	154	41
2018	59,295	59,099	140	56
2017	26,418	25,848	511	59
2016	14,793	14,713	3	77
Prior	26,035	24,864	839	332
Revolving loans	22,419	22,379	34	6
Total	$300,847	298,574	1,702	571

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

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,618		6,537
Accumulated depreciation	(153)		(917)
Net ROU assets	$5,465	45,131	5,620	41,453
Lease liabilities	$5,559	47,807	5,671	43,904
Weighted-average remaining lease term	24 years	18 years	24 years	19 years
Weighted-average discount rate	2.9%	3.6%	3.0%	3.7%

Maturities of lease liabilities consist of the following:

	June 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$251	4,388
Maturing one year through two years	258	4,272
Maturing two years through three years	264	3,808
Maturing three years through four years	270	3,507
Maturing four years through five years	277	3,453
Thereafter	6,658	47,744
Total lease payments	7,978	67,172
Present value of lease payments
Short-term	92	2,755
Long-term	5,467	45,052
Total present value of lease payments	5,559	47,807
Difference between lease payments and present value of lease payments	$2,419	19,365

The components of lease expense consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance lease cost
Amortization of ROU assets	$58	16	115	32
Interest on lease liabilities	40	2	81	4
Operating lease cost	1,191	997	2,299	1,910
Short-term lease cost	88	119	178	228
Variable lease cost	328	222	713	421
Sublease income	(1)	(1)	(3)	(3)
Total lease expense	$1,704	1,355	3,383	2,592

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$40	673	2	497
Financing cash flows	21	N/A	21	N/A

	Six Months ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$81	1,288	4	976
Financing cash flows	44	N/A	42	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2020 and 2019 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net carrying value at beginning of period	$513,355	289,586	456,418	289,586
Acquisitions and adjustments	—	41,301	56,937	41,301
Net carrying value at end of period	$513,355	330,887	513,355	330,887

The Company performed its annual goodwill impairment test during the third quarter of 2019 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. During the current quarter, the Company considered the impact of the COVID-19 pandemic and the economic conditions and the Company’s stock price remained significantly above tangible book value, so it was determined that such conditions would not likely reduce the fair value of a reporting unit below its carrying value. As a result, the Company did not perform interim testing at June 30, 2020. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2020 and December 31, 2019.

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Loans receivable	$90,183	84,390
Accrued interest receivable	254	63
Other assets	55,537	54,692
Total assets	$145,974	139,145
Liabilities
Other borrowed funds	$26,988	23,149
Accrued interest payable	98	36
Other liabilities	42	123
Total liabilities	$27,128	23,308

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $45,012,000 and $41,521,000 as of June 30, 2020 and December 31, 2019, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2020 and 2019. Future unfunded contingent commitments related to the Company’s LIHTC investments at June 30, 2020 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2020	$7,767
2021	13,154
2022	8,930
2023	1,777
2024	398
Thereafter	687
Total	$32,713

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization expense	$1,988	1,478	3,830	2,895
Tax credits and other tax benefits recognized	2,678	2,009	5,163	3,967

The Company also owns the following trust subsidiaries, each of which issued trust preferred securities: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, First Company Statutory Trust 2003, FNB (UT) Statutory Trust I and FNB (UT) Statutory Trust II. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition.

Note 7. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2020	December 31, 2019
State and local governments	$670,210	—
Corporate bonds	211,017	—
Residential mortgage-backed securities	—	312,015
Commercial mortgage-backed securities	—	257,809
Total	$881,227	569,824

The repurchase agreements are secured by debt securities with carrying values of $976,567,000 and $711,210,000 at June 30, 2020 and December 31, 2019, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 8. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps and interest rate swaps have been entered into to manage interest rate risk associated with variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the six months ended June 30, 2020. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month LIBOR. At June 30, 2020, the interest rate caps had a fair value of $300,000 and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Interest expense recorded on the interest rate caps totaled $123,000 for the six months ended June 30, 2020 and was reported as a component of interest expense on subordinated debentures.

Interest Rate Swap Derivatives. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations. The Company recognized interest rate swaps as other assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable. Changes in fair value were recorded in OCI. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances for the cash flow hedge and these hedged items were determined to be fully effective during all periods. Interest expense recorded on the interest rate swaps totaled $0 and $3,973,000 for the six months ended June 30, 2020 and 2019, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

The effect of cash flow hedge accounting on OCI for the periods ending June 30, 2020 and 2019 was as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amount of loss recognized in OCI	$(456)	(3,820)	(456)	(5,654)
Amount of loss reclassified from OCI to net income	—	(278)	—	(501)

Residential Real Estate Derivatives
At June 30, 2020, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2020 and December 31, 2019, loan commitments with interest rate lock commitments totaled $261,403,000 and $84,803,000, respectively, and the fair value of the related derivatives was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At June 30, 2020 and December 31, 2019, TBA commitments were $207,500,000 and $82,000,000, respectively, and the fair value of the related derivatives was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company doesn’t enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 9. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Mergers and acquisition expenses	$3,728	1,831	6,519	2,045
Consulting and outside services	2,319	2,010	4,554	3,777
Telephone	1,313	1,210	2,551	2,385
Debit card expenses	1,197	1,435	2,290	3,304
Business development	923	1,123	1,971	2,013
VIE amortization and other expenses	1,045	906	1,886	1,451
Printing and supplies	924	786	1,827	1,511
Loan expenses [1]	4,502	943	1,807	1,802
Employee expenses	644	1,405	1,687	2,401
Postage	833	823	1,628	1,656
Accounting and audit fees	550	472	998	925
Checking and operating expenses	551	630	908	992
Legal fees	386	281	819	588
ATM expenses	28	519	128	1,013
Other	955	910	1,870	1,688
Total other expenses	$19,898	15,284	31,443	27,551
______________________________
1 Loan expenses include credit loss expense for off-balance sheet credit exposures.

Note 10. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	56,988	(4,222)	52,766
Reclassification adjustments for (gains) losses included in net income	(266)	375	109
Net current period other comprehensive income (loss)	56,722	(3,847)	52,875
Balance at June 30, 2019	$50,109	(6,661)	43,448
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income (loss) before reclassifications	90,763	(341)	90,422
Reclassification adjustments for gains included in net income (loss)	(739)	—	(739)
Net current period other comprehensive income (loss)	90,024	(341)	89,683
Balance at June 30, 2020	$130,250	(341)	129,909

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income available to common stockholders, basic and diluted	$63,444	52,392	106,783	101,524
Average outstanding shares - basic	95,405,493	85,826,290	94,346,582	85,191,658
Add: dilutive restricted stock units and stock options	24,910	31,996	49,348	49,580
Average outstanding shares - diluted	95,430,403	85,858,286	94,395,930	85,241,238
Basic earnings per share	$0.67	0.61	1.13	1.19
Diluted earnings per share	$0.66	0.61	1.13	1.19
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	143,938	—	121,533	—
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

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2020 and 2019.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2020.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $3,236,000 and net gains of $593,000 for the six month periods ended June 30, 2020 and 2019, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$42,235	—	42,235	—
U.S. government sponsored enterprises	10,863	—	10,863	—
State and local governments	1,277,552	—	1,277,552	—
Corporate bonds	388,375	—	388,375	—
Residential mortgage-backed securities	857,641	—	857,641	—
Commercial mortgage-backed securities	957,284	—	957,284	—
Loans held for sale, at fair value	115,345	—	115,345	—
Interest rate caps	300	—	300	—
Total assets measured at fair value on a recurring basis	$3,649,595	—	3,649,595	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$20,044	—	20,044	—
U.S. government sponsored enterprises	43,677	—	43,677	—
State and local governments	702,398	—	702,398	—
Corporate bonds	157,602	—	157,602	—
Residential mortgage-backed securities	738,724	—	738,724	—
Commercial mortgage-backed securities	912,807	—	912,807	—
Loans held for sale, at fair value	69,194	—	69,194	—
Total assets measured at fair value on a recurring basis	$2,644,446	—	2,644,446	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2020.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$150	—	—	150
Collateral-dependent loans, net of ACL	2,272	—	—	2,272
Total assets measured at fair value on a non-recurring basis	$2,422	—	—	2,422

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,983	—	—	1,983
Collateral-dependent loans, net of ACL	23	—	—	23
Total assets measured at fair value on a non-recurring basis	$2,006	—	—	2,006

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2020	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$150	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
Collateral-dependent loans, net of ACL	$976	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$2,272

	Fair Value December 31, 2019	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,983	Sales comparison approach	Selling costs	6.0% - 10.0% (7.3%)
			Adjustment to comparables	0.0% - 11.1% (4.5%)
Collateral-dependent loans, net of ACL	$9	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	14	Sales comparison approach	Adjustment to comparables	0.0% - 0.0% (0.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$547,610	547,610	—	—
Debt securities, held-to-maturity	203,275	—	215,883	—
Loans receivable, net of ACL	11,290,869	—	—	11,444,388
Total financial assets	$12,041,754	547,610	215,883	11,444,388
Financial liabilities
Term deposits	$1,063,821	—	1,069,748	—
FHLB advances	37,963	—	38,219	—
Repurchase agreements and other borrowed funds	913,773	—	913,773	—
Subordinated debentures	139,917	—	100,750	—
Total financial liabilities	$2,155,474	—	2,122,490	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$330,961	330,961	—	—
Debt securities, held-to-maturity	224,611	—	234,396	—
Loans receivable, net of ACL	9,388,320	—	—	9,438,121
Total financial assets	$9,943,892	330,961	234,396	9,438,121
Financial liabilities
Term deposits	$1,011,798	—	1,017,505	—
FHLB advances	38,611	—	38,787	—
Repurchase agreements and other borrowed funds	598,644	—	598,644	—
Subordinated debentures	139,914	—	124,094	—
Total financial liabilities	$1,788,967	—	1,779,030	—

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

The Company incurred $3,819,000 of expenses in connection with the SBAZ acquisition during the six months ended June 30, 2020. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of SBAZ was approximately $10,944,000 and net loss was approximately $47,000 from February 29, 2020 to June 30, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the SBAZ acquisition had occurred on January 1, 2019:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income and non-interest income	$189,443	158,580	362,336	309,645
Net income	63,444	54,645	105,672	105,601

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Company’s 2019 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Operating results
Net income	$63,444	43,339	52,392	106,783	101,524
Basic earnings per share	$0.67	0.46	0.61	1.13	1.19
Diluted earnings per share	$0.66	0.46	0.61	1.13	1.19
Dividends declared per share	$0.29	0.29	0.27	0.58	0.53
Market value per share
Closing	$35.29	34.01	40.55	35.29	40.55
High	$46.54	46.10	43.44	46.54	45.47
Low	$30.30	26.66	38.65	26.66	37.58
Selected ratios and other data
Number of common stock shares outstanding	95,409,061	95,408,274	86,637,394	95,409,061	86,637,394
Average outstanding shares - basic	95,405,493	93,287,670	85,826,290	94,346,582	85,191,658
Average outstanding shares - diluted	95,430,403	93,359,792	85,858,286	94,395,930	85,241,238
Return on average assets (annualized)	1.57%	1.25%	1.69%	1.42%	1.68%
Return on average equity (annualized)	11.68%	8.52%	12.82%	10.15%	12.91%
Efficiency ratio	49.29%	52.55%	54.50%	50.81%	54.93%
Dividend payout ratio	43.28%	63.04%	44.26%	51.33%	44.54%
Loan to deposit ratio	86.45%	88.10%	90.27%	86.45%	90.27%
Number of full time equivalent employees	2,954	2,955	2,703	2,954	2,703
Number of locations	192	192	175	192	175
Number of ATMs	251	247	228	251	228

The Company reported net income of $63.4 million for the current quarter, an increase of $11.1 million, or 21 percent, from the $52.4 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.66 per share, an increase of 8 percent from the prior year second quarter diluted earnings per share of $0.61. Included in the current quarter was $3.7 million of acquisition-related expenses.

Net income for the six months ended June 30, 2020 was $106.8 million, an increase of $5.3 million, or 5 percent, from the $101.5 million net income from the first six months of the prior year. Diluted earnings per share for the first half of the current year was $1.13 per share, a decrease of 5 percent, from the diluted earnings per share of $1.19 for the same period last year.

The Company continues to navigate through the COVID-19 pandemic to ensure the safety of its employees and customers along with monitoring credit quality and protecting shareholder value. The Company’s pandemic team remains flexible in responding to the changing conditions in all the markets that it serves.

In order to meet the needs of customers impacted by the pandemic, the Company has contacted customers to assess their needs and provide funding, flexible repayment options or modifications as necessary. During the current quarter, the Company modified 3,054 loans in the amount of $1.515 billion primarily with short-term payment deferrals under six months.

In addition, the Company originated U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans for businesses in its communities. The Company funded 15,291 PPP loans in the amount of $1.427 billion during the current quarter. These loans provided an additional $7.3 million of interest income (including net deferred fees and costs) during the current quarter and $8.4 million of deferred compensation costs for a total increase in income of $15.7 million ($11.7 million net of tax).

The Company's net income results for the first six months were significantly impacted by the adoption of the current expected credit losses (“CECL”) accounting standard. The Company chose to adopt the standard on January 1, 2020, rather than delay the adoption as allowed by the CARES Act, since the Company was operationally prepared and already internally reporting under CECL. As a result, the following items impacted the first half of 2020:
•a $12.3 million reduction in retained earnings upon adoption of the standard;
•a $37.6 million credit loss expense related to the COVID-19 pandemic; and
•an additional $4.8 million credit loss expense due to the State Bank Corp. acquisition.

During the current quarter, S&P Dow Jones Indices selected the Company to transition from the S&P SmallCap 600® to the S&P MidCap 400® effective prior to the opening trading on Monday, June 22, 2020. The S&P MidCap 400® index consists of 400 companies that are chosen with regard to market capitalization, liquidity and industry representation.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019
Cash and cash equivalents	$547,610	273,441	330,961	231,209	274,169	216,649	316,401
Debt securities, available-for-sale	3,533,950	3,429,890	2,575,252	2,470,634	104,060	958,698	1,063,316
Debt securities, held-to-maturity	203,275	203,814	224,611	252,097	(539)	(21,336)	(48,822)
Total debt securities	3,737,225	3,633,704	2,799,863	2,722,731	103,521	937,362	1,014,494
Loans receivable
Residential real estate	903,198	957,830	926,388	920,715	(54,632)	(23,190)	(17,517)
Commercial real estate	6,047,692	5,928,303	5,579,307	4,959,863	119,389	468,385	1,087,829
Other commercial	3,547,249	2,239,878	2,094,254	2,076,605	1,307,371	1,452,995	1,470,644
Home equity	654,392	652,942	617,201	596,041	1,450	37,191	58,351
Other consumer	300,847	309,253	295,660	288,553	(8,406)	5,187	12,294
Loans receivable	11,453,378	10,088,206	9,512,810	8,841,777	1,365,172	1,940,568	2,611,601
Allowance for credit losses	(162,509)	(150,190)	(124,490)	(129,054)	(12,319)	(38,019)	(33,455)
Loans receivable, net	11,290,869	9,938,016	9,388,320	8,712,723	1,352,853	1,902,549	2,578,146
Other assets	1,330,944	1,313,223	1,164,855	1,009,698	17,721	166,089	321,246
Total assets	$16,906,648	15,158,384	13,683,999	12,676,361	1,748,264	3,222,649	4,230,287

Total debt securities of $3.737 billion at June 30, 2020 increased $104 million, or 3 percent, during the current quarter and increased $1.014 billion, or 37 percent, from the prior year second quarter. Debt securities represented 22 percent of total assets at June 30, 2020 compared to 20 percent at December 31, 2019 and 21 percent of total assets at June 30, 2019.

Excluding $1.427 billion of the PPP loans, the loan portfolio of $11.453 billion decreased $61.6 million, or 61 basis points, during the current quarter. Excluding the PPP loans, the notable changes during the current quarter included other commercial loans which decreased $119 million, or 5 percent, and commercial real estate which increased $119 million or 2 percent. Excluding the PPP loans, the current year SBAZ acquisition and the prior year acquisition of Heritage Bank of Nevada, the loan portfolio increased $118 million, or 1 percent, since the prior year second quarter with the largest increase in commercial real estate loans which increased $204 million, or 4 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019
Deposits
Non-interest bearing deposits	$5,043,704	3,875,848	3,696,627	3,265,077	1,167,856	1,347,077	1,778,627
NOW and DDA accounts	3,113,863	2,860,563	2,645,404	2,487,806	253,300	468,459	626,057
Savings accounts	1,756,503	1,578,062	1,485,487	1,412,046	178,441	271,016	344,457
Money market deposit accounts	2,403,641	2,155,203	1,937,141	1,647,372	248,438	466,500	756,269
Certificate accounts	995,536	1,025,237	958,501	897,625	(29,701)	37,035	97,911
Core deposits, total	13,313,247	11,494,913	10,723,160	9,709,926	1,818,334	2,590,087	3,603,321
Wholesale deposits	68,285	62,924	53,297	144,949	5,361	14,988	(76,664)
Deposits, total	13,381,532	11,557,837	10,776,457	9,854,875	1,823,695	2,605,075	3,526,657
Securities sold under agreements to repurchase	881,227	580,335	569,824	494,651	300,892	311,403	386,576
Federal Home Loan Bank advances	37,963	513,055	38,611	319,996	(475,092)	(648)	(282,033)
Other borrowed funds	32,546	32,499	28,820	14,765	47	3,726	17,781
Subordinated debentures	139,917	139,916	139,914	139,912	1	3	5
Deferred tax liability	25,213	15,210	—	—	10,003	25,213	25,213
Other liabilities	204,535	182,888	169,640	164,786	21,647	34,895	39,749
Total liabilities	$14,702,933	13,021,740	11,723,266	10,988,985	1,681,193	2,979,667	3,713,948

Core deposits of $13.313 billion as of June 30, 2020 increased $1.818 billion or 16 percent, from the prior quarter and was primarily the result of the PPP loan proceeds deposited by customers, increased customer savings rate, and federal stimulus deposits. Excluding current and prior year acquisitions, core deposits increased $2.278 billion, or 23 percent, from the prior year second quarter, with non-interest bearing deposits increasing $1.341 billion, or 41 percent. Non-interest bearing deposits were 38 percent of total core deposits at June 30, 2020 compared to 34 percent of total core deposits at June 30, 2019.

Federal Home Loan Bank (“FHLB”) advances of $38.0 million at June 30, 2020 decreased $475 million from the prior quarter and decreased $282 million from the prior year second quarter. These decreases were the result of the significant increase in core deposits that more than funded the loans and debt security growth. FHLB advances will continue to fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

During March 2020, the Company purchased interest rate caps with a notional amount of $131 million (tied to 3 month LIBOR) to limit interest expense on the Company’s trust preferred subordinated debt. The interest rate caps effectively convert the variable interest expense on the debt to a fixed rate of 3.93 percent when 3 month LIBOR exceeds 1.88 percent at anytime during the five-year term of the interest rate caps.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019
Common equity	$2,073,806	2,036,920	1,920,507	1,643,928	36,886	153,299	429,878
Accumulated other comprehensive income	129,909	99,724	40,226	43,448	30,185	89,683	86,461
Total stockholders’ equity	2,203,715	2,136,644	1,960,733	1,687,376	67,071	242,982	516,339
Goodwill and core deposit intangible, net	(574,088)	(576,701)	(519,704)	(385,533)	2,613	(54,384)	(188,555)
Tangible stockholders’ equity	$1,629,627	1,559,943	1,441,029	1,301,843	69,684	188,598	327,784

Stockholders’ equity to total assets	13.03%	14.10%	14.33%	13.31%
Tangible stockholders’ equity to total tangible assets	9.98%	10.70%	10.95%	10.59%
Book value per common share	$23.10	22.39	21.25	19.48	0.71	1.85	3.62
Tangible book value per common share	$17.08	16.35	15.61	15.03	0.73	1.47	2.05

Tangible stockholders’ equity of $1.630 billion at June 30, 2020 increased $70 million, or 4 percent, from the prior quarter and was primarily the result of earnings retention and an increase in other comprehensive income. Tangible stockholders’ equity increased $328 million over the prior year second quarter which was the result of $342 million of Company stock issued for the acquisitions of SBAZ and Heritage Bank of Nevada, an increase in other comprehensive income and earnings retention. These increases more than offset the increase in goodwill and core deposit intangible associated with the acquisitions. The current quarter decrease in both the stockholder’s equity to total assets ratio and the tangible stockholders’ equity to total tangible assets ratio was the result of adding $1.427 billion in the PPP loans. Both ratios would have increased if the PPP loans were excluded from total assets. Tangible book value per common share of $17.08 at current quarter end increased $0.73 per share from the prior quarter and increased $2.05 per share from a year ago. For additional information on the CECL accounting standard, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Cash Dividend
On June 24, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per share. The dividend was payable July 16, 2020 to shareholders of record on July 7, 2020. The dividend was the 141st consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2020
Compared to March 31, 2020, and June 30, 2019

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2019
Net interest income
Interest income	$155,404	142,865	132,385	12,539	23,019
Interest expense	7,185	8,496	12,089	(1,311)	(4,904)
Total net interest income	148,219	134,369	120,296	13,850	27,923
Non-interest income
Service charges and other fees	11,366	14,020	20,025	(2,654)	(8,659)
Miscellaneous loan fees and charges	1,682	1,285	1,192	397	490
Gain on sale of loans	25,858	11,862	7,762	13,996	18,096
Gain on sale of investments	128	863	134	(735)	(6)
Other income	2,190	5,242	1,721	(3,052)	469
Total non-interest income	41,224	33,272	30,834	7,952	10,390
Total income	$189,443	167,641	151,130	21,802	38,313
Net interest margin (tax-equivalent)	4.12%	4.36%	4.33%

Net Interest Income
The current quarter net interest income of $148 million increased $13.9 million, or 10 percent, over the prior quarter and increased $27.9 million, or 23 percent, from the prior year second quarter. The current quarter interest income of $155 million increased $12.5 million, or 9 percent, over the prior quarter which was driven by an increase debt security income and an increase in income from the PPP loans. The current quarter interest income increased $23.0 million, or 17 percent, over prior year second quarter and was due to an increase in income from commercial loans and an increase in income on debt securities.

The current quarter interest expense of $7.2 million decreased $1.3 million, or 15 percent, over the prior quarter primarily as result of a decrease in deposit and borrowing interest rates. Current quarter interest expense decreased $4.9 million, or 41 percent, over prior year second quarter which was due to the decrease in higher cost FHLB advances. During the current quarter, the total cost of funding (including non-interest bearing deposits) declined 8 basis points to 21 basis points compared to 29 basis points for the prior quarter primarily as a result of a decrease in rates on both deposits and borrowings. The total cost of funding decreased 24 basis points from the prior year second quarter of 45 basis points and was attributable to a decrease in rates and a shift from higher cost borrowings to low cost deposits.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.12 percent compared to 4.36 percent in the prior quarter. The core net interest margin, excluding 3 basis points of discount accretion, 1 basis point of non-accrual interest income reversals, and 11 basis points of income from the PPP loans was 4.21 percent compared to 4.30 in the prior quarter and 4.27 percent in the prior year second quarter. The Company experienced a 9 basis points decrease in the core net interest margin during the current quarter from decreased yields on loans that more than offset the increase in yields on debt securities and the decrease in the cost of funding. The core net interest margin decreased 6 basis points from the prior year second quarter primarily from a decrease in earning asset yields, primarily loan yields, that were more than the decrease in funding costs.

Non-interest Income
Non-interest income for the current quarter totaled $41.2 million which was an increase of $8.0 million, or 24 percent, over the prior quarter and an increase of $10.4 million, or 34 percent, over the same quarter last year. Service charges and other fees of $11.4 million for the current quarter decreased $2.7 million, or 19 percent, from the prior quarter as a result of decreased overdraft activity as customers received federal stimulus funds and had decreased activity during the second quarter of 2020. Service charges and other fees decreased $8.7 million from the prior year second quarter due to the decrease in overdraft activity and the decrease in interchange fees as a result of the Durbin Amendment. As of July 1, 2019, the Company became subject to the Durbin Amendment which established limits on the amount of interchange fees that can be charged to merchants for debit card processing. Gain on the sale of loans of $25.9 million for the current quarter increased $14.0 million, or 118 percent, compared to the prior quarter and increased $18.1 million, or 233 percent, from the prior year second quarter due to the significant increase in refinance activity driven by the decrease in interest rates. Other income of $2.2 million decreased $3.1 million, or 58 percent, from the prior quarter primarily as a result of a $2.4 million gain on the sale of a former branch building in the prior quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2019
Compensation and employee benefits	$57,981	59,660	51,973	(1,679)	6,008
Occupancy and equipment	9,357	9,219	8,180	138	1,177
Advertising and promotions	2,138	2,487	2,767	(349)	(629)
Data processing	5,042	5,282	4,062	(240)	980
Other real estate owned	75	112	191	(37)	(116)
Regulatory assessments and insurance	1,037	1,090	1,848	(53)	(811)
Core deposit intangibles amortization	2,613	2,533	1,865	80	748
Other expenses	19,898	11,545	15,284	8,353	4,614
Total non-interest expense	$98,141	91,928	86,170	6,213	11,971

Total non-interest expense of $98.1 million for the current quarter increased $6.2 million, or 7 percent, over the prior quarter and increased $12.0 million, or 14 percent, over the prior year second quarter. Compensation and employee benefits decreased by $1.7 million, or 3 percent, from the prior quarter and included a decrease of $8.4 million from deferring compensation on originating the PPP loans with offsetting increases in commission expense and increases in compensation expense as result of increased employees from the SBAZ acquisition. Compensation and employee benefits increased $6.0 million, or 12 percent, from the prior year second quarter primarily due to an increased number of employees driven by acquisitions and organic growth which more than offset the impact from originating the PPP loans. Occupancy and equipment expense increased $1.2 million, or 14 percent, over the prior year second quarter primarily as a result of increased costs from acquisitions. Data processing expense increased $980 thousand, or 24 percent, over the prior year second quarter as a result of the current and prior year acquisitions along with general cost increases. Regulatory assessment and insurance decreased $811 thousand from the prior year second quarter primarily due to an accrual adjustment for the State of Montana regulatory semi-annual assessment which was waived for the first half of 2020. Other expenses of $19.9 million, increased $8.4 million, or 72 percent, from the prior quarter and was largely due to a $6.9 million increase in expense related to unfunded loan commitments. In the current quarter, there was a $3.4 million expense related to unfunded loan commitments compared to the prior quarter which had a $3.5 million reversal of expense related to unfunded loan commitments. The current quarter unfunded loan commitment expense reflects changes in the economic forecast related to COVID-19. Other expenses increased $4.6 million, or 30 percent, from the prior year second quarter and was due to the increase in expense related to unfunded loan commitments and $1.9 million increase in acquisition-related expenses. Other expenses included acquisition-related expenses of $3.7 million in the current quarter compared to $2.8 million in the prior quarter and $1.8 million in the prior year second quarter.

Efficiency Ratio
The current quarter efficiency ratio was 49.29 percent. Excluding the $15.7 million impact from the PPP loans, the efficiency ratio would have been 55.73 percent, which was a 318 basis points increase from the prior quarter efficiency ratio of 52.55 percent and was primarily due to an increase in expenses related to unfunded loan commitments and increases in compensation that were greater than the increase in gain on sale of loans. Excluding the impact of the PPP loans, the current quarter efficiency ratio increased 123 basis points from the prior year second quarter efficiency ratio of 54.50 percent which was driven by the increased compensation costs and decreases in service fee income from the Durbin Amendment that outpaced the increases in commercial loan interest income and gain on sale of loans.

Credit Loss Expense
The following table summarizes credit loss expense, net charge-offs and select ratios relating to credit loss expense for the previous eight quarters:

(Dollars in thousands)	Credit Loss Expense	Net Charge-Offs	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2020	$13,552	$1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%
Third quarter 2018	3,194	2,223	1.63%	0.31%	0.61%

Net charge-offs for the current quarter were $1.2 million compared to $813 thousand for the prior quarter and $732 thousand from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the credit loss expense.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related credit loss expense is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months Ended June 30, 2020
Compared to June 30, 2019

Income Summary

	Six Months ended
(Dollars in thousands)	Jun 30, 2020	Jun 30, 2019	$ Change	% Change
Net interest income
Interest income	$298,269	$258,501	$39,768	15%
Interest expense	15,681	22,993	(7,312)	(32)%
Total net interest income	282,588	235,508	47,080	20%
Non-interest income
Service charges and other fees	25,386	38,040	(12,654)	(33)%
Miscellaneous loan fees and charges	2,967	2,159	808	37%
Gain on sale of loans	37,720	13,560	24,160	178%
Gain on sale of investments	991	347	644	186%
Other income	7,432	5,202	2,230	43%
Total non-interest income	74,496	59,308	15,188	26%
	$357,084	$294,816	$62,268	21%
Net interest margin (tax-equivalent)	4.23%	4.33%

Net Interest Income
Net-interest income of $283 million for the first half of 2020 increased $47.1 million, or 20 percent, over the first half of 2019. Interest income of $298 million for the first six months of 2020 increased $39.8 million, or 15 percent, from the first six months of 2019 and was primarily attributable to a $33.4 million increase in income from commercial loans. Interest expense of $15.7 million for the first six months of 2020 decreased $7.3 million, or 32 percent over the prior year same period primarily as a result of decreased higher cost FHLB advances and the decrease in the cost of deposits and borrowings. The total funding cost (including non-interest bearing deposits) for the first six months of 2020 was 25 basis points compared to 44 basis points for the first six months of 2019.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first six months of 2020 was 4.23 percent, a 10 basis points decrease from the net interest margin of 4.33 percent for the first six months of 2019. The core net interest margin, excluding 3 basis points of discount accretion and 6 basis points of income from the PPP loans was 4.26 which was the same as the prior year first half core margin. The Company has benefited this year with a reduction in higher cost FHLB advances and decreases in interest rates that has lowered the cost of funds, the combination of which offset the decrease in yields on the earning assets.

Non-interest Income
Non-interest income of $74.5 million for the first six months of 2020 increased $15.2 million, or 26 percent, over the same period last year. Service charges and other fees of $25.4 million for 2020 year to date decreased $12.7 million, or 33 percent, from the same period prior year as a result of a decrease in overdraft activity and the impact of the Durbin Amendment. Gain on the sale of loans of $37.7 million for the first six months of 2020, increased $24.2 million, or 178 percent, compared to the prior year as a result of increased refinance activity. Other income increased $2.2 million from the prior year and was the result of a gain of $2.4 million on the sale of a former branch building in the first quarter of 2020.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2020	Jun 30, 2019	$ Change	% Change
Compensation and employee benefits	$117,641	$104,701	$12,940	12%
Occupancy and equipment	18,576	16,617	1,959	12%
Advertising and promotions	4,625	5,155	(530)	(10)%
Data processing	10,324	7,954	2,370	30%
Other real estate owned	187	330	(143)	(43)%
Regulatory assessments and insurance	2,127	3,133	(1,006)	(32)%
Core deposit intangibles amortization	5,146	3,559	1,587	45%
Other expenses	31,443	27,551	3,892	14%
Total non-interest expense	$190,069	$169,000	$21,069	12%

Total non-interest expense of $190 million for the first six months of 2020 increased $21.1 million, or 12 percent, over the prior year same period. Compensation and employee benefits for the first six months of 2020 increased $12.9 million, or 12 percent, from the same period last year due to the increased number of employees from acquisitions and organic growth and annual salary increases which more than offset the deferral of compensation cost from the PPP loans. Occupancy and equipment expense for the first six months of 2020 increased $2.0 million, or 12 percent from the prior year primarily from increased cost from acquisitions. Data processing expense for the first six months of 2020 increased $2.4 million, or 30 percent, from the prior year as a result of recent acquisitions along with general cost increases. Regulatory assessments and insurance decreased $1.0 million from the prior year primarily as a result of the State of Montana waiving the first semi-annual regulatory assessment of 2020 and Small Bank Assessment credits applied by the FDIC in the first quarter of 2020. Other expenses of $31.4 million, increased $3.9 million, or 14 percent, from the prior year and was primarily driven by an increase in acquisition-related expenses which were $6.5 million in the current year first half compared to $2.0 million in the prior year first half.

Efficiency Ratio
The efficiency ratio was 50.81 percent for the six months of 2020. Excluding the $15.7 million impact from the PPP loans, the efficiency ratio would have been 54.21 percent, which was an improvement of 71 basis points from the prior year efficiency ratio of 54.93 percent which was the result of increases in gain on sale of loans and commercial loan interest income that more than offset the decreases in service fee income from the Durbin Amendment and increases in compensation expenses.

Credit Loss Expense
The credit loss expense was $36.3 million for the first six months of 2020, an increase of $36.2 million from the same period in the prior year, this increase was primarily attributable to changes in the economic forecast related to COVID-19. Net charge-offs during the first six months of 2020 were $2.0 million compared to $2.2 million during the same period in 2019.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$42,235	1%	$20,044	1%	$19,487	1%
U.S. government sponsored enterprises	10,863	1%	43,677	1%	119,950	4%
State and local governments	1,277,552	34%	702,398	25%	700,193	26%
Corporate bonds	388,375	10%	157,602	6%	179,684	7%
Residential mortgage-backed securities	857,641	23%	738,724	26%	700,789	26%
Commercial mortgage-backed securities	957,284	26%	912,807	33%	750,531	27%
Total available-for-sale	3,533,950	95%	2,575,252	92%	2,470,634	91%
Held-to-maturity
State and local governments	203,275	5%	224,611	8%	252,097	9%
Total held-to-maturity	203,275	5%	224,611	8%	252,097	9%
Total debt securities	$3,737,225	100%	$2,799,863	100%	$2,722,731	100%

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

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$385,131	415,953	251,101	259,690
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	883,833	937,058	523,150	539,758
S&P: A+, A, A- / Moody’s: A1, A2, A3	116,767	124,248	113,275	120,048
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,259	3,217	3,302
Not rated by either entity	12,420	12,717	13,451	13,795
Below investment grade	200	200	201	201
Total	$1,401,568	1,493,435	904,395	936,794
State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$628,333	670,680	445,584	465,066
General obligation - limited	146,111	153,082	119,884	124,939
Revenue	607,164	648,293	325,331	332,354
Certificate of participation	15,872	17,164	8,003	8,815
Other	4,088	4,216	5,593	5,620
Total	$1,401,568	1,493,435	904,395	936,794

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$160,617	176,472	14,701	14,870
Texas	156,241	166,450	112,397	121,641
Michigan	143,008	151,033	141,131	116,581
California	128,048	143,490	23,482	24,406
Washington	114,808	120,726	116,458	146,538
All other states	698,846	735,264	496,226	512,758
Total	$1,401,568	1,493,435	904,395	936,794

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2020. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$504	2.03%	$1,640	1.13%	$12,970	1.47%	$27,121	1.62%	$—	—%	$42,235	1.59%
U.S. government sponsored enterprises	8,042	1.12%	2,821	0.95%	—	—%	—	—%	—	—%	10,863	1.08%
State and local governments	3,697	2.48%	39,239	2.65%	245,394	3.56%	989,222	3.46%	—	—%	1,277,552	3.45%
Corporate bonds	133,734	3.26%	237,826	3.63%	16,815	3.98%	—	—%	—	—%	388,375	3.51%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	857,641	1.90%	857,641	1.90%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	957,284	2.82%	957,284	2.82%
Total available-for-sale	145,977	3.12%	281,526	3.45%	275,179	3.48%	1,016,343	3.41%	1,814,925	2.38%	3,533,950	2.87%
Held-to-maturity
State and local governments	—	—%	17,132	2.47%	71,471	2.72%	114,672	3.04%	—	—%	203,275	2.88%
Total held-to-maturity	—	—%	17,132	2.47%	71,471	2.72%	114,672	3.04%	—	—%	203,275	2.88%
Total debt securities	$145,977	3.12%	$298,658	3.39%	$346,650	3.32%	$1,131,015	3.37%	$1,814,925	2.38%	$3,737,225	2.87%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2020, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at June 30, 2020.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of June 30, 2020, the Company determined that none of such securities were impaired.

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

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$903,198	8%	$926,388	10%	$920,715	11%
Commercial real estate	6,047,692	54%	5,579,307	59%	4,959,863	57%
Other commercial	3,547,249	31%	2,094,254	22%	2,076,605	24%
Home equity	654,392	6%	617,201	7%	596,041	7%
Other consumer	300,847	3%	295,660	3%	288,553	3%
Loans receivable	11,453,378	102%	9,512,810	101%	8,841,777	102%
Allowance for credit losses	(162,509)	(2)%	(124,490)	(1)%	(129,054)	(2)%
Loans receivable, net	$11,290,869	100%	$9,388,320	100%	$8,712,723	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Other real estate owned	$4,743	4,748	5,142	7,281
Accruing loans 90 days or more past due
Residential real estate	206	701	753	1,333
Commercial real estate	3,110	3,700	64	1,385
Other commercial	2,519	1,738	143	254
Home equity	98	140	—	229
Other consumer	138	345	452	262
Total	6,071	6,624	1,412	3,463
Non-accrual loans
Residential real estate	4,243	4,433	4,715	5,744
Commercial real estate	19,682	13,465	15,650	23,517
Other commercial	7,713	6,652	6,592	2,513
Home equity	3,086	3,003	3,266	1,585
Other consumer	433	453	660	7,836
Total	35,157	28,006	30,883	41,195
Total non-performing assets	$45,971	39,378	37,437	51,939
Non-performing assets as a percentage of subsidiary assets	0.27%	0.26%	0.27%	0.41%
Allowance for credit losses as a percentage of non-performing loans	394%	434%	385%	289%
Accruing loans 30-89 days past due	$25,225	41,375	23,192	37,937
Accruing troubled debt restructurings	$41,759	44,371	34,055	25,019
Non-accrual troubled debt restructurings	$8,204	6,911	3,346	6,041
U.S. government guarantees included in non-performing assets	$3,305	3,204	1,786	2,785
Interest income [1]	$851	353	1,603	1,057
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $46.0 million at June 30, 2020 increased $6.6 million, or 17 percent, over the prior quarter and decreased $6.0 million, or 11 percent, over the prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2020 was 0.27 percent. Excluding the government guaranteed PPP loans, the non-performing assets as a percentage of subsidiary assets at June 30, 2020 was 0.30 percent at June 30, 2020, an increase of 4 basis points from the prior quarter, and a decrease of 11 basis points from the prior year second quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $25.2 million at June 30, 2020 decreased $16.2 million from the prior quarter and decreased $12.7 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2020 was 0.22 percent, which was a decrease of 19 basis points from prior quarter and a 21 basis points decrease from prior year second quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $50.0 million and $37.4 million at June 30, 2020 and December 31, 2019, respectively.

On March 27, 2020, the CARES Act was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the COVID-19 pandemic, and the CARES Act, along with related regulatory guidance, allows the Bank to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. For additional information on modifications related to the COVID-19 pandemic, see the COVID-19 Total Loan Modifications and PPP Loans section under “Additional Management’s Discussion and Analysis.”

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2020 was $904 thousand. The fair value of the loan collateral acquired in foreclosure during 2020 was $791 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Balance at beginning of period	$5,142	5,142	7,480	7,480
Acquisitions	307	307	—	—
Additions	791	465	2,349	1,914
Capital improvements	72	51	63	—
Write-downs	(60)	(60)	(766)	(144)
Sales	(1,509)	(1,157)	(3,984)	(1,969)
Balance at end of period	$4,743	4,748	5,142	7,281

COVID-19 Total Loan Modifications and PPP Loans
The following table summarizes information regarding COVID-19 loan modifications and PPP loans:

	June 30, 2020
(Dollars in thousands)	Number of Loan Modifi-cations	Amount of Loan Modifi-cations	Number of PPP Loans	Amount of PPP Loans	Loans Receivable, Net of PPP Loans	Loan Modifi-cations (Amount) as a Percent of Loans Receivable, Net of PPP Loans	PPP Loans (Amount) as a Percent of Loans Receivable, Net of PPP Loans
Residential real estate	227	$66,395	—	$—	$903,198	7.35%	—%
Commercial real estate and other commercial
Real estate rental and leasing	607	587,609	1,072	62,382	3,244,073	18.11%	1.92%
Accommodation and food services	413	395,882	1,373	144,036	644,648	61.41%	22.34%
Healthcare	264	126,808	1,752	263,259	792,272	16.01%	33.23%
Manufacturing	134	49,338	728	69,370	202,151	24.41%	34.32%
Retail and wholesale trade	159	46,623	1,532	159,433	476,841	9.78%	33.44%
Construction	122	38,751	2,045	193,606	765,539	5.06%	25.29%
Other	580	192,060	6,789	534,660	2,042,671	9.40%	26.17%
Home equity and other consumer	548	11,326	—	—	955,239	1.19%	—%
Total	3,054	$1,514,792	15,291	$1,426,746	$10,026,632	15.11%	14.23%

In response to the COVID-19 pandemic, the Company modified 3,054 loans in the amount of $1.515 billion during the current quarter. These modifications were primarily short-term payment deferrals under six months.

The PPP loan originations generated $53.6 million of SBA processing fees, or an average of 3.75 percent, and $8.4 million of deferred compensation costs for total net deferred fees of $45.2 million. Net deferred fees remaining on the PPP loans at June 30, 2020 were $40.6 million, which will be recognized into interest income over the life of the loans, generally two years, or when the loans are forgiven by the SBA.

Higher Risk Industries
The Company has certain industries for which it has identified as higher risk. The following table summarizes information regarding these higher risk loans:

	June 30, 2020
(Dollars in thousands)	Loans Receivable, Net of PPP Loans	Percent of Total Loans Receivable, Net of PPP Loans	Average Loan-To- Value on Loans Receivable, Net of PPP Loans	Amount of Loan Modifi-cations	Loan Modifi-cations as a Percent of Loans Receivable, Net of PPP Loans	Amount of PPP Loans
Hotel and motel	$421,569	4.20%	50.75%	$300,747	71.34%	$36,933
Restaurant	150,515	1.50%	68.97%	76,632	50.91%	93,853
Travel and tourism	20,758	0.21%	52.66%	7,845	37.79%	9,969
Gaming	15,118	0.15%	72.13%	9,214	60.95%	1,084
Oil and gas	22,748	0.23%	57.61%	6,013	26.43%	24,315
Total	$630,708	6.29%		$400,451	63.49%	$166,154

Excluding the PPP loans, the Company has $631 million, or 6 percent, of its loan portfolio with direct exposure to higher risk industries, requiring enhanced monitoring. The Company modified 63 percent of the higher risk loans which accounted for 26 percent of the total loan modifications during the current quarter. The Company also originated $166 million in PPP loans to support these customers which was 12 percent of the total PPP loans originated during the current quarter. Although there is limited exposure, the Company is conducting enhanced portfolio reviews and monitoring for potential credit deterioration related to the COVID-19 pandemic.

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

The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2020			December 31, 2019			June 30, 2019
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$9,986	6%	8%	$10,111	8%	10%	$10,695	8%	10%
Commercial real estate	89,104	55%	53%	69,496	56%	59%	72,447	56%	56%
Other commercial	48,838	30%	31%	36,129	29%	22%	36,259	28%	24%
Home equity	9,962	6%	6%	4,937	4%	6%	5,801	5%	7%
Other consumer	4,619	3%	2%	3,817	3%	3%	3,852	3%	3%
Total	$162,509	100%	100%	$124,490	100%	100%	$129,054	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Balance at beginning of period	$124,490	124,490	131,239	131,239
Impact of adopting CECL	3,720	3,720	—	—
Acquisitions	49	49	—	—
Credit loss expense	36,296	22,744	57	57
Charge-offs
Residential real estate	(21)	(20)	(608)	(341)
Commercial real estate	(180)	(30)	(2,460)	(409)
Other commercial	(1,873)	(785)	(4,189)	(1,198)
Home equity	(194)	(1)	(90)	(28)
Other consumer	(2,967)	(1,731)	(7,831)	(4,224)
Total charge-offs	(5,235)	(2,567)	(15,178)	(6,200)
Recoveries
Residential real estate	19	9	251	232
Commercial real estate	330	470	2,212	752
Other commercial	1,182	454	2,181	1,041
Home equity	153	106	79	27
Other consumer	1,505	715	3,649	1,906
Total recoveries	3,189	1,754	8,372	3,958
Net charge-offs	(2,046)	(813)	(6,806)	(2,242)
Balance at end of period	$162,509	150,190	124,490	129,054
ACL as a percentage of total loans	1.42%	1.49%	1.31%	1.46%
Net charge-offs as a percentage of total loans	0.02%	0.01%	0.07%	0.03%

The Company’s adoption of the CECL accounting standard resulted in a $3.7 million increase in the allowance for credit losses. The current quarter credit loss expense was $13.6 million, a decrease of $9.2 million from the prior quarter credit loss expense of $22.7 million. The increase in the ACL during the first six months was primarily attributable to the Company recognizing $37.6 million of credit loss expense related to the COVID-19 pandemic and an additional $4.8 million of credit loss expense related to the SBAZ acquisition. The ACL as a percentage of total loans outstanding at June 30, 2020 was 1.42 percent, which was a 7 basis points decrease compared to the prior quarter. The decrease was the result of originating $1.427 billion of government guaranteed PPP loans for which no ACL was recorded. Excluding the PPP loans, the ACL as percentage of loans was 1.62 percent, a 13 basis points increase over the prior quarter and was primarily the result of changes in the economic forecast related to the COVID-19 pandemic. The Company’s ACL of $163 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2020 and 2019, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

In determining the allowance, the loan portfolio is separated into pools of loans that share similar risk characteristics which are the Company’s loan segments. The Company then derives estimated loss assumptions from its model by loan segment which is further segregated by the credit quality indicators. The loss assumptions are then applied to each segment of loan to estimate the ACL on the pooled loans. For any loans that do not share similar risk characteristics, the estimated credit losses are determined on an individual loan basis and such loans primarily consist of non-accrual loans. An estimated credit loss is recorded on individually reviewed loans when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loans original effective interest rate) is less than the amortized cost of the loan.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019
Custom and owner occupied construction	$177,172	$172,238	$143,479	$140,186	3%	23%	26%
Pre-sold and spec construction	161,964	180,799	180,539	171,464	(10)%	(10)%	(6)%
Total residential construction	339,136	353,037	324,018	311,650	(4)%	5%	9%
Land development	94,667	101,644	101,592	120,052	(7)%	(7)%	(21)%
Consumer land or lots	120,015	121,082	125,759	128,544	(1)%	(5)%	(7)%
Unimproved land	63,459	65,355	62,563	74,244	(3)%	1%	(15)%
Developed lots for operative builders	26,647	32,661	17,390	14,117	(18)%	53%	89%
Commercial lots	60,563	59,023	46,408	57,447	3%	31%	5%
Other construction	477,922	453,403	478,368	453,782	5%	—%	5%
Total land, lot, and other construction	843,273	833,168	832,080	848,186	1%	1%	(1)%
Owner occupied	1,855,994	1,813,284	1,667,526	1,418,190	2%	11%	31%
Non-owner occupied	2,238,586	2,200,664	2,017,375	1,780,988	2%	11%	26%
Total commercial real estate	4,094,580	4,013,948	3,684,901	3,199,178	2%	11%	28%
Commercial and industrial	2,342,081	1,151,817	991,580	1,024,828	103%	136%	129%
Agriculture	714,227	694,444	701,363	697,893	3%	2%	2%
1st lien	1,227,514	1,213,232	1,186,889	1,154,221	1%	3%	6%
Junior lien	47,121	49,071	53,571	53,055	(4)%	(12)%	(11)%
Total 1-4 family	1,274,635	1,262,303	1,240,460	1,207,276	1%	3%	6%
Multifamily residential	343,870	352,379	342,498	278,539	(2)%	—%	23%
Home equity lines of credit	655,492	656,953	617,900	592,355	—%	6%	11%
Other consumer	181,402	180,832	174,643	167,964	—%	4%	8%
Total consumer	836,894	837,785	792,543	760,319	—%	6%	10%
States and political subdivisions	581,673	566,953	533,023	454,085	3%	9%	28%
Other	198,354	116,991	139,538	114,534	70%	42%	73%
Total loans receivable, including loans held for sale	11,568,723	10,182,825	9,582,004	8,896,488	14%	21%	30%
Less loans held for sale [1]	(115,345)	(94,619)	(69,194)	(54,711)	22%	67%	111%
Total loans receivable	$11,453,378	$10,088,206	$9,512,810	$8,841,777	14%	20%	30%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Jun 30, 2020	Jun 30, 2020	Jun 30, 2020
Custom and owner occupied construction	$440	188	185	283	440	—	—
Pre-sold and spec construction	—	96	743	1,261	—	—	—
Total residential construction	440	284	928	1,544	440	—	—
Land development	659	1,432	852	1,272	411	—	248
Consumer land or lots	427	471	330	1,075	239	26	162
Unimproved land	663	680	1,181	8,864	387	—	276
Commercial lots	529	529	529	575	—	—	529
Other construction	—	—	—	241	—	—	—
Total land, lot and other construction	2,278	3,112	2,892	12,027	1,037	26	1,215
Owner occupied	9,424	5,269	4,608	6,998	7,770	209	1,445
Non-owner occupied	5,482	5,133	8,229	7,198	5,482	—	—
Total commercial real estate	14,906	10,402	12,837	14,196	13,252	209	1,445
Commercial and industrial	5,039	5,438	5,297	5,690	4,609	265	165
Agriculture	11,087	7,263	2,288	4,228	6,288	4,799	—
1st lien	7,634	8,410	8,671	10,211	5,426	401	1,807
Junior lien	746	640	569	592	567	179	—
Total 1-4 family	8,380	9,050	9,240	10,803	5,993	580	1,807
Multifamily residential	92	402	201	—	92	—	—
Home equity lines of credit	3,048	2,617	2,618	2,474	2,879	80	89
Other consumer	412	520	837	597	290	100	22
Total consumer	3,460	3,137	3,455	3,071	3,169	180	111
Other	289	290	299	380	277	12	—
Total	$45,971	39,378	37,437	51,939	35,157	6,071	4,743

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019
Custom and owner occupied construction	$—	$2,176	$637	$49	(100)%	(100)%	(100)%
Pre-sold and spec construction	—	328	148	219	(100)%	(100)%	(100)%
Total residential construction	—	2,504	785	268	(100)%	(100)%	(100)%
Land development	—	840	—	1,990	(100)	n/m	(100)%
Consumer land or lots	248	321	672	206	(23)%	(63)%	20%
Unimproved land	411	934	558	658	(56)%	(26)%	(38)%
Developed lots for operative builders	—	—	2	—	n/m	(100)%	n/m
Commercial lots	153	216	—	—	(29)%	n/m	n/m
Total land, lot and other construction	812	2,311	1,232	2,854	(65)%	(34)%	(72)%
Owner occupied	1,512	3,235	3,052	5,322	(53)%	(50)%	(72)%
Non-owner occupied	966	4,764	1,834	11,700	(80)%	(47)%	(92)%
Total commercial real estate	2,478	7,999	4,886	17,022	(69)%	(49)%	(85)%
Commercial and industrial	4,127	6,122	2,036	3,006	(33)%	103%	37%
Agriculture	12,084	6,210	4,298	3,125	95%	181%	287%
1st lien	656	7,419	4,711	2,776	(91)%	(86)%	(76)%
Junior lien	160	795	624	1,302	(80)%	(74)%	(88)%
Total 1-4 family	816	8,214	5,335	4,078	(90)%	(85)%	(80)%
Multifamily residential	—	—	—	1,598	n/m	n/m	(100)
Home equity lines of credit	3,330	5,549	2,352	3,931	(40)%	42%	(15)%
Other consumer	739	1,456	1,187	1,683	(49)%	(38)%	(56)%
Total consumer	4,069	7,005	3,539	5,614	(42)%	15%	(28)%
States and political subdivisions	124	—	—	—	n/m	n/m	n/m
Other	715	1,010	1,081	372	(29)%	(34)%	92%
Total	$25,225	$41,375	$23,192	$37,937	(39)%	9%	(34)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Jun 30, 2019	Jun 30, 2020	Jun 30, 2020
Custom and owner occupied construction	$—	—	98	—	—	—
Pre-sold and spec construction	(12)	(6)	(18)	(6)	—	12
Total residential construction	(12)	(6)	80	(6)	—	12
Land development	(50)	(275)	(30)	15	—	50
Consumer land or lots	(17)	3	(138)	(2)	7	24
Unimproved land	(287)	(37)	(311)	(54)	—	287
Developed lots for operative builders	—	—	(18)	(18)	—	—
Commercial lots	(3)	(1)	(6)	(3)	—	3
Other construction	—	—	(142)	(32)	—	—
Total land, lot and other construction	(357)	(310)	(645)	(94)	7	364
Owner occupied	(49)	(16)	(479)	139	30	79
Non-owner occupied	115	(20)	2,015	7	150	35
Total commercial real estate	66	(36)	1,536	146	180	114
Commercial and industrial	576	61	1,472	37	1,034	458
Agriculture	33	36	21	(32)	37	4
1st lien	—	14	(12)	56	21	21
Junior lien	(129)	(110)	(303)	(222)	27	156
Total 1-4 family	(129)	(96)	(315)	(166)	48	177
Multifamily residential	(43)	(43)	—	—	—	43
Home equity lines of credit	24	(103)	19	(11)	166	142
Other consumer	161	88	603	313	281	120
Total consumer	185	(15)	622	302	447	262
Other	1,727	1,222	4,035	2,055	3,482	1,755
Total	$2,046	813	6,806	2,242	5,235	3,189

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

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$5,043,704	38%	$3,696,627	34%	$3,265,077	33%
NOW and DDA accounts	3,113,863	23%	2,645,404	25%	2,487,806	25%
Savings accounts	1,756,503	13%	1,485,487	14%	1,412,046	14%
Money market deposit accounts	2,403,641	18%	1,937,141	18%	1,647,372	17%
Certificate accounts	995,536	7%	958,501	9%	897,625	9%
Wholesale deposits	68,285	1%	53,297	—%	144,949	2%
Total interest bearing deposits	8,337,828	62%	7,079,830	66%	6,589,798	67%
Total deposits	$13,381,532	100%	$10,776,457	100%	$9,854,875	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2020	December 31, 2019
Repurchase agreements
Amount outstanding at end of period	$881,227	569,824
Weighted interest rate on outstanding amount	0.49%	0.74%
Maximum outstanding at any month-end	$881,227	569,824
Average balance	$641,785	470,351
Weighted-average interest rate	0.59%	0.79%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2020. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the current year, the Company’s acquisition of SBAZ resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now included in Tier 2 capital. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of June 30, 2020 were $140 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2020 and determined its ACL of $13.8 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB advances
Borrowing capacity	$2,665,832	2,360,599
Amount utilized	(37,958)	(38,589)
Amount available	$2,627,874	2,322,010
FRB discount window
Borrowing capacity	$1,187,601	1,061,872
Amount utilized	—	—
Amount available	$1,187,601	1,061,872
Unsecured lines of credit available	$445,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$41,731	19,540
U.S. government sponsored enterprises	10,863	7,416
State and local governments	233,570	527,348
Corporate bonds	154,529	157,602
Residential mortgage-backed securities	643,660	210,356
Commercial mortgage-backed securities	759,066	401,849
Total unencumbered debt securities	$1,843,419	1,324,111

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,409,061 have been issued as of June 30, 2020. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2020. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2020, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2020:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	14.43%	13.20%	13.20%	10.41%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the CECL accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company will add back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of Common Tier 1 capital evenly over the three-year period.

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Income Before Income Taxes	$130,719	125,759
Federal and state income tax expense	23,936	24,235
Net Income	$106,783	101,524
Effective tax rate [1]	18.3%	19.3%
Income from tax-exempt debt securities, municipal loans and leases	$29,021	12,459
Benefits from federal income tax credits	$5,862	4,774
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $25.9 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2020	$5,351	8,399	794	14,544
2021	5,642	9,569	736	15,947
2022	4,993	10,088	673	15,754
2023	4,398	10,013	640	15,051
2024	2,466	9,863	604	12,933
Thereafter	720	39,887	905	41,512
	$23,570	87,819	4,352	115,741

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2020			June 30, 2020
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,048,095	$12,098	4.62%	$1,014,371	$23,624	4.66%
Commercial loans [1]	9,235,881	107,632	4.69%	8,522,681	207,588	4.90%
Consumer and other loans	957,798	11,130	4.67%	942,361	22,771	4.86%
Total loans [2]	11,241,774	130,860	4.68%	10,479,413	253,983	4.87%
Tax-exempt investment securities [3]	1,401,603	14,248	4.07%	1,166,102	23,657	4.06%
Taxable investment securities [4]	2,266,707	14,730	2.60%	2,163,144	28,502	2.64%
Total earning assets	14,910,084	159,838	4.31%	13,808,659	306,142	4.46%
Goodwill and intangibles	575,296			557,363
Non-earning assets	797,403			743,871
Total assets	$16,282,783			$15,109,893
Liabilities
Non-interest bearing deposits	$4,733,485	$—	—%	$4,203,222	$—	—%
NOW and DDA accounts	3,018,706	687	0.09%	2,846,928	1,602	0.11%
Savings accounts	1,687,448	175	0.04%	1,603,129	414	0.05%
Money market deposit accounts	2,300,787	1,240	0.22%	2,166,293	2,864	0.27%
Certificate accounts	1,013,188	2,408	0.96%	989,548	5,003	1.02%
Total core deposits	12,753,614	4,510	0.14%	11,809,120	9,883	0.17%
Wholesale deposits [5]	68,503	77	0.46%	62,806	285	0.91%
FHLB advances	182,061	268	0.58%	145,366	614	0.84%
Repurchase agreements and other borrowed funds	913,744	2,330	1.03%	813,266	4,899	1.21%
Total interest bearing liabilities	13,917,922	7,185	0.21%	12,830,558	15,681	0.25%
Other liabilities	180,935			164,148
Total liabilities	14,098,857			12,994,706
Stockholders’ Equity
Common stock	954			944
Paid-in capital	1,492,230			1,454,617
Retained earnings	575,455			569,203
Accumulated other comprehensive income	115,287			90,423
Total stockholders’ equity	2,183,926			2,115,187
Total liabilities and stockholders’ equity	$16,282,783			$15,109,893
Net interest income (tax-equivalent)		$152,653			$290,461
Net interest spread (tax-equivalent)			4.10%			4.21%
Net interest margin (tax-equivalent)			4.12%			4.23%
______________________________
1Includes tax effect of $1.3 million and $2.6 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2020, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $2.9 million and $4.8 million on tax-exempt debt securities income for the three and six months ended June 30, 2020, respectively.
4Includes tax effect of $266 thousand and $532 thousand on federal income tax credits for the three and six months ended June 30, 2020, respectively.
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

	Six Months ended
	2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,066	(631)	1,435
Commercial loans (tax-equivalent)	49,683	(15,899)	33,784
Consumer and other loans	2,355	(1,071)	1,284
Investment securities (tax-equivalent)	8,303	(4,051)	4,252
Total interest income	62,407	(21,652)	40,755
Interest expense
NOW and DDA accounts	417	(762)	(345)
Savings accounts	84	(158)	(74)
Money market deposit accounts	639	91	730
Certificate accounts	429	338	767
Wholesale deposits	(1,338)	(537)	(1,875)
FHLB advances	(4,470)	(1,818)	(6,288)
Repurchase agreements and other borrowed funds	2,161	(2,388)	(227)
Total interest expense	(2,078)	(5,234)	(7,312)
Net interest income (tax-equivalent)	$64,485	(16,418)	48,067

Net interest income (tax-equivalent) increased $48.1 million for the six months ended June 30, 2020 compared to the same period in 2019. The interest income for the first six months of 2020 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio which included increases from the PPP loans. Total interest expense decreased from the prior year primarily from decreased balances of FHLB advances and a decrease in rates on both borrowings and deposits.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of June 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’s 2019 Annual Report on Form 10-K. The risks and uncertainties described in the 2019 Annual Report on Form 10-K should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be adversely affected.

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

COVID-19 Legislation and Regulation
Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 pandemic. On March 27, 2020 the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act was signed into law, which included $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program,” along with direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans. The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, which prompted Congress to negotiate additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enforcement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing. Further, on July 3, 2020 the President extended the deadline for potential borrowers to apply for Paycheck Protection Program funds until August 8, 2020. The legislative and regulatory landscape surrounding the COVID-19 pandemic is rapidly changing, and neither the Company nor the Bank can predict with certainty the impact it will have on our operations or business.

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

GLACIER BANCORP, INC.

July 31, 2020	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

July 31, 2020	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO