Form 10-Q
period 2020-09-30
GLACIER BANCORP, INC.
filed 2020-10-30
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 15, 2020 was 95,414,850. No preferred shares are issued or outstanding.

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
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Assets
Cash on hand and in banks	$249,245	198,639
Federal funds sold	590	—
Interest bearing cash deposits	520,044	132,322
Cash and cash equivalents	769,879	330,961
Debt securities, available-for-sale	4,125,548	2,575,252
Debt securities, held-to-maturity	193,509	224,611
Total debt securities	4,319,057	2,799,863
Loans held for sale, at fair value	147,937	69,194
Loans receivable	11,618,731	9,512,810
Allowance for credit losses	(164,552)	(124,490)
Loans receivable, net	11,454,179	9,388,320
Premises and equipment, net	326,925	310,309
Other real estate owned	5,361	5,142
Accrued interest receivable	91,393	56,047
Deferred tax asset	—	2,037
Core deposit intangible, net	58,121	63,286
Goodwill	514,013	456,418
Non-marketable equity securities	10,366	11,623
Bank-owned life insurance	123,095	109,428
Other assets	105,741	81,371
Total assets	$17,926,067	13,683,999
Liabilities
Non-interest bearing deposits	$5,479,311	3,696,627
Interest bearing deposits	8,820,577	7,079,830
Securities sold under agreements to repurchase	965,668	569,824
Federal Home Loan Bank advances	7,318	38,611
Other borrowed funds	32,967	28,820
Subordinated debentures	139,918	139,914
Accrued interest payable	3,951	4,686
Deferred tax liability	17,227	—
Other liabilities	204,041	164,954
Total liabilities	15,670,978	11,723,266
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	954	923
Paid-in capital	1,493,928	1,378,534
Retained earnings - substantially restricted	629,109	541,050
Accumulated other comprehensive income	131,098	40,226
Total stockholders’ equity	2,255,089	1,960,733
Total liabilities and stockholders’ equity	$17,926,067	13,683,999
Number of common stock shares issued and outstanding	95,413,743	92,289,750
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Income
Investment securities	$25,381	21,357	72,228	64,600
Residential real estate loans	11,592	12,156	35,216	34,345
Commercial loans	109,514	97,224	314,541	268,806
Consumer and other loans	11,000	11,658	33,771	33,145
Total interest income	157,487	142,395	455,756	400,896
Interest Expense
Deposits	3,952	6,214	14,120	17,179
Securities sold under agreements to repurchase	886	999	2,783	2,687
Federal Home Loan Bank advances	70	2,035	684	8,937
Other borrowed funds	173	47	473	123
Subordinated debentures	1,003	1,652	3,705	5,014
Total interest expense	6,084	10,947	21,765	33,940
Net Interest Income	151,403	131,448	433,991	366,956
Credit loss expense	2,869	—	39,165	57
Net interest income after credit loss expense	148,534	131,448	394,826	366,899
Non-Interest Income
Service charges and other fees	13,404	15,138	38,790	53,178
Miscellaneous loan fees and charges	2,084	1,775	5,051	3,934
Gain on sale of loans	35,516	10,369	73,236	23,929
Gain on sale of debt securities	24	13,811	1,015	14,158
Other income	2,639	1,956	10,071	7,158
Total non-interest income	53,667	43,049	128,163	102,357
Non-Interest Expense
Compensation and employee benefits	64,866	62,509	182,507	167,210
Occupancy and equipment	9,369	8,731	27,945	25,348
Advertising and promotions	2,779	2,719	7,404	7,874
Data processing	5,597	4,466	15,921	12,420
Other real estate owned	186	166	373	496
Regulatory assessments and insurance	1,495	593	3,622	3,726
Loss on termination of hedging activities	—	13,528	—	13,528
Core deposit intangibles amortization	2,612	2,360	7,758	5,919
Other expenses	18,786	15,603	50,229	43,154
Total non-interest expense	105,690	110,675	295,759	279,675
Income Before Income Taxes	96,511	63,822	227,230	189,581
Federal and state income tax expense	18,754	12,212	42,690	36,447
Net Income	$77,757	51,610	184,540	153,134
Basic earnings per share	$0.81	0.57	1.95	1.76
Diluted earnings per share	$0.81	0.57	1.95	1.76
Dividends declared per share	$0.30	0.29	0.88	0.82
Average outstanding shares - basic	95,411,656	90,294,811	94,704,198	86,911,402
Average outstanding shares - diluted	95,442,576	90,449,195	94,747,894	87,082,178

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income	$77,757	51,610	184,540	153,134
Other Comprehensive Income, Net of Tax
Unrealized gains on available-for-sale securities	1,693	11,113	123,262	87,442
Reclassification adjustment for gains included in net income	(24)	(13,811)	(1,014)	(14,166)
Net unrealized gains (losses) on available-for-sale securities	1,669	(2,698)	122,248	73,276
Tax effect	(424)	684	(30,979)	(18,568)
Net of tax amount	1,245	(2,014)	91,269	54,708
Unrealized losses on derivatives used for cash flow hedges	(76)	(1,393)	(532)	(7,047)
Reclassification adjustment for losses included in net income	—	10,315	—	10,816
Net unrealized (losses) gains on derivatives used for cash flow hedges	(76)	8,922	(532)	3,769
Tax effect	20	(2,261)	135	(955)
Net of tax amount	(56)	6,661	(397)	2,814
Total other comprehensive income, net of tax	1,189	4,647	90,872	57,522
Total Comprehensive Income	$78,946	56,257	275,412	210,656

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2020 and 2019

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at July 1, 2019	86,637,394	$866	1,139,289	503,773	43,448	1,687,376
Net income	—	—	—	51,610	—	51,610
Other comprehensive income	—	—	—	—	4,647	4,647
Cash dividends declared ($0.29 per share)	—	—	—	(26,784)	—	(26,784)
Stock issued in connection with acquisitions	5,473,276	55	229,330	—	—	229,385
Stock issuances under stock incentive plans	69,948	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	7,167	—	—	7,167
Balance at September 30, 2019	92,180,618	$922	1,375,785	528,599	48,095	1,953,401
Balance at July 1, 2020	95,409,061	$954	1,492,817	580,035	129,909	2,203,715
Net income	—	—	—	77,757	—	77,757
Other comprehensive income	—	—	—	—	1,189	1,189
Cash dividends declared ($0.30 per share)	—	—	—	(28,683)	—	(28,683)
Stock issuances under stock incentive plans	4,682	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,111	—	—	1,111
Balance at September 30, 2020	95,413,743	$954	1,493,928	629,109	131,098	2,255,089

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2020 and 2019

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	153,134	—	153,134
Other comprehensive income	—	—	—	—	57,522	57,522
Cash dividends declared ($0.82 per share)	—	—	—	(72,260)	—	(72,260)
Stock issued in connection with acquisitions	7,519,617	75	316,463	—	—	316,538
Stock issuances under stock incentive plans	139,309	2	(2)	—	—	—
Stock-based compensation and related taxes	—	—	8,071	—	—	8,071
Cumulative-effect of accounting changes	—	—	—	(25,458)	—	(25,458)
Balance at September 30, 2019	92,180,618	$922	1,375,785	528,599	48,095	1,953,401
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	184,540	—	184,540
Other comprehensive income	—	—	—	—	90,872	90,872
Cash dividends declared ($0.88 per share)	—	—	—	(84,134)	—	(84,134)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	116,949	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,292	—	—	3,292
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at September 30, 2020	95,413,743	$954	1,493,928	629,109	131,098	2,255,089

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Operating Activities
Net income	$184,540	153,134
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	39,165	57
Net amortization of debt securities	10,830	11,687
Net accretion of purchase accounting adjustments and deferred loan fees and costs	(23,369)	(2,680)
Amortization of debt modification costs	—	4,630
Origination of loans held for sale	(1,393,224)	(671,038)
Proceeds from loans held for sale	1,400,697	633,085
Gain on sale of loans	(73,236)	(23,929)
Gain on sale of debt securities	(1,015)	(14,158)
Bank-owned life insurance income, net	(2,059)	(1,629)
Stock-based compensation, net of tax benefits	2,829	6,554
Depreciation and amortization of premises and equipment	15,124	13,713
Gain on sale and write-downs of other real estate owned, net	(64)	(288)
Amortization of core deposit intangibles	7,758	5,919
Amortization of investments in variable interest entities	8,244	6,767
Net increase in accrued interest receivable	(33,558)	(5,348)
Net increase in other assets	(22,729)	(367)
Net (decrease) increase in accrued interest payable	(861)	61
Net decrease in other liabilities	(5,315)	(1,730)
Net cash provided by operating activities	113,757	114,440
Investing Activities
Sales of available-for-sale debt securities	—	711,268
Maturities, prepayments and calls of available-for-sale debt securities	545,191	457,299
Purchases of available-for-sale debt securities	(1,839,308)	(839,835)
Maturities, prepayments and calls of held-to-maturity debt securities	29,530	48,940
Principal collected on loans	2,978,796	2,497,073
Loan originations	(4,627,653)	(2,900,692)
Net additions to premises and equipment	(8,140)	(14,230)
Proceeds from sale of other real estate owned	2,140	2,960
Proceeds from redemption of non-marketable equity securities	76,275	115,436
Purchases of non-marketable equity securities	(71,397)	(93,397)
Investments in variable interest entities	(7,975)	(7,956)
Net cash received from acquisitions	43,713	79,334
Net cash (used in) provided by investing activities	(2,878,828)	56,200

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Financing Activities
Net increase in deposits	$2,920,429	377,986
Net increase in securities sold under agreements to repurchase	388,595	161,191
Net decrease in short-term Federal Home Loan Bank advances	(30,000)	(285,000)
Proceeds from long-term Federal Home Loan Bank advances	30,000	—
Repayments of long-term Federal Home Loan Bank advances	(31,271)	(151,073)
Net increase in other borrowed funds	463	97
Cash dividends paid	(73,999)	(70,970)
Tax withholding payments for stock-based compensation	(1,023)	(277)
Proceeds from stock option exercises	795	—
Net cash provided by financing activities	3,203,989	31,954
Net increase in cash, cash equivalents and restricted cash	438,918	202,594
Cash, cash equivalents and restricted cash at beginning of period	330,961	203,790
Cash, cash equivalents and restricted cash at end of period	$769,879	406,384
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$22,626	33,878
Cash paid during the period for income taxes	43,944	33,032
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$215	7
Transfer of loans to other real estate owned	2,062	2,347
Right-of-use assets obtained in exchange for operating lease liabilities	7,343	3,910
Dividends declared during the period but not paid	28,799	26,874
Acquisitions
Fair value of common stock shares issued	112,133	316,538
Cash consideration	13,721	16,424
Fair value of assets acquired	745,420	1,190,267
Liabilities assumed	619,565	1,024,141

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results anticipated for the year ending December 31, 2020. The condensed consolidated statement of financial condition of the Company as of December 31, 2019 has been derived from the audited consolidated statements of the Company as of that date.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the coronavirus disease of 2019 (“COVID-19”) and the CARES Act, along with related regulatory guidance, allows banks to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. In general, in order to qualify for such treatment, the modifications need to be short-term and made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to the modification. The Company has made such modifications to assist borrowers impacted by the COVID-19 pandemic.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $40,184,000 and $54,608,000 for the nine months ended September 30, 2020 and 2019, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2020 and December 31, 2019 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$40,082	297	(239)	40,140
U.S. government sponsored enterprises	9,767	58	—	9,825
State and local governments	1,192,905	82,509	(38)	1,275,376
Corporate bonds	347,400	13,647	(23)	361,024
Residential mortgage-backed securities	1,255,016	21,551	(709)	1,275,858
Commercial mortgage-backed securities	1,104,252	59,075	(2)	1,163,325
Total available-for-sale	$3,949,422	177,137	(1,011)	4,125,548
Held-to-maturity
State and local governments	$193,509	13,068	—	206,577
Total held-to-maturity	$193,509	13,068	—	206,577

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$20,061	48	(65)	20,044
U.S. government sponsored enterprises	42,724	953	—	43,677
State and local governments	679,784	22,694	(80)	702,398
Corporate bonds	155,665	1,938	(1)	157,602
Residential mortgage-backed securities	731,766	7,507	(549)	738,724
Commercial mortgage-backed securities	891,374	22,825	(1,392)	912,807
Total available-for-sale	$2,521,374	55,965	(2,087)	2,575,252
Held-to-maturity
State and local governments	$224,611	9,785	—	234,396
Total held-to-maturity	$224,611	9,785	—	234,396

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2020. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$119,874	121,303	—	—
Due after one year through five years	264,927	277,758	19,543	20,996
Due after five years through ten years	263,208	277,022	69,924	75,680
Due after ten years	942,145	1,010,282	104,042	109,901
	1,590,154	1,686,365	193,509	206,577
Mortgage-backed securities [1]	2,359,268	2,439,183	—	—
Total	$3,949,422	4,125,548	193,509	206,577
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Available-for-sale
Proceeds from sales and calls of debt securities	$69,304	401,701	184,088	878,072
Gross realized gains [1]	102	14,329	1,206	18,613
Gross realized losses [1]	(78)	(518)	(192)	(4,447)
Held-to-maturity
Proceeds from calls of debt securities	9,280	16,365	29,530	48,940
Gross realized gains [1]	—	—	1	2
Gross realized losses [1]	—	—	—	(10)
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

	September 30, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	19	$13,656	(230)	663	(9)	14,319	(239)
State and local governments	11	5,383	(38)	—	—	5,383	(38)
Corporate bonds	6	11,029	(23)	—	—	11,029	(23)
Residential mortgage-backed securities	28	282,912	(709)	27	—	282,939	(709)
Commercial mortgage-backed securities	1	11,035	(2)	—	—	11,035	(2)
Total available-for-sale	65	$324,015	(1,002)	690	(9)	324,705	(1,011)

	December 31, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	20	$464	—	9,902	(65)	10,366	(65)
State and local governments	12	19,044	(80)	—	—	19,044	(80)
Corporate bonds	2	7,378	(1)	—	—	7,378	(1)
Residential mortgage-backed securities	35	85,562	(234)	29,038	(315)	114,600	(549)
Commercial mortgage-backed securities	19	177,051	(1,293)	7,697	(99)	184,748	(1,392)
Total available-for-sale	88	$289,499	(1,608)	46,637	(479)	336,136	(2,087)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at September 30, 2020 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at September 30, 2020 have been determined to be investment grade.

As of September 30, 2020, the Company did not have any available-for-sale debt securities past due. Accrued interest receivable on available-for-sale debt securities totaled $23,491,000 at September 30, 2020 and was excluded from the estimate of credit losses.

During the period ended September 30, 2020, the Company acquired available-for-sale debt securities from the secondary market and through the SBAZ acquisition. Such securities were evaluated and it was determined there were no PCD securities, so no allowance for credit losses was recorded.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2020, the Company determined the decline in value was unrelated to credit loss and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2020, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at September 30, 2020. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$40,735	65,217
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	125,573	130,316
S&P: A+, A, A- / Moody’s: A1, A2, A3	27,201	28,689
Not rated by either entity	—	389
Total held-to-maturity	$193,509	224,611

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at September 30, 2020 have been determined to be investment grade.

As of September 30, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $2,079,000 at September 30, 2020 and was excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at September 30, 2020.

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

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Residential real estate	$862,614	926,388
Commercial real estate	6,201,817	5,579,307
Other commercial	3,593,322	2,094,254
Home equity	646,850	617,201
Other consumer	314,128	295,660
Loans receivable	11,618,731	9,512,810
Allowance for credit losses	(164,552)	(124,490)
Loans receivable, net	$11,454,179	9,388,320
Net deferred origination (fees) costs included in loans receivable	$(38,712)	(6,964)
Net purchase accounting (discounts) premiums included in loans receivable	$(18,063)	(21,574)
Accrued interest receivable on loans	$65,806	40,962

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant sales of loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2020.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$162,509	9,986	89,104	48,838	9,962	4,619
Credit loss expense (reversal)	2,869	(216)	5,208	1,199	(2,526)	(796)
Charge-offs	(2,630)	—	(445)	(1,598)	(99)	(488)
Recoveries	1,804	35	530	314	93	832
Balance at end of period	$164,552	9,805	94,397	48,753	7,430	4,167

	Three Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,054	10,695	72,447	36,259	5,801	3,852
Credit loss expense (reversal)	—	(325)	(1,480)	1,220	(777)	1,362
Charge-offs	(5,890)	(141)	(1,858)	(1,399)	—	(2,492)
Recoveries	2,371	8	549	778	17	1,019
Balance at end of period	$125,535	10,237	69,658	36,858	5,041	3,741

	Nine Months ended September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—	—	—
Credit loss expense (reversal)	39,165	(3,923)	14,084	28,358	(860)	1,506
Charge-offs	(7,865)	(21)	(625)	(3,471)	(293)	(3,455)
Recoveries	4,993	54	860	1,496	246	2,337
Balance at end of period	$164,552	9,805	94,397	48,753	7,430	4,167

	Nine Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Credit loss expense (reversal)	57	(152)	(1,824)	(524)	(786)	3,343
Charge-offs	(12,090)	(482)	(2,267)	(2,597)	(28)	(6,716)
Recoveries	6,329	240	1,301	1,819	44	2,925
Balance at end of period	$125,535	10,237	69,658	36,858	5,041	3,741

As a result of the adoption of the CECL accounting standard, the Company adjusted the January 1, 2020 ACL balances within each loan segment to reflect the changes from the incurred loss model to the current expected credit loss model which resulted in increases and decreases in each loan segment based on, among other factors, quantitative and qualitative assumptions and the economic forecast to estimate the credit loss expense over the expected life of the loans. During the nine months ended September 30, 2020, primarily as a result of the COVID-19 pandemic, there was a significant increase in the overall ACL and increases and decreases within certain loan segments. In addition, the acquisition of SBAZ resulted in a $4,794,000 increase in the ACL due to the credit loss expense recorded subsequent to the acquisition date. The COVID-19 pandemic significantly adjusted the economic forecast used in the ACL model including a significant increase in national and regional unemployment rates and a significant decrease in the gross domestic product (“GDP”).

The most notable change in charge-offs was in the other consumer loan segment which was primarily driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. During the nine months ended September 30, 2020, there have been no significant changes to the types of collateral securing collateral-dependent loans.

During the nine month period ended September 30, 2020, the Company acquired loans through the SBAZ acquisition. Such loans were evaluated at acquisition date and it was determined there were PCD loans totaling $3,401,000 with an ACL of $49,000. There was also a discount associated with such loans of $13,000, which was attributable to changes in interest rates and other factors such as liquidity as of acquisition date.

Aging Analysis
The following tables present an aging analysis of the amortized cost basis of loans:

	September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$9,534	520	2,662	2,782	2,160	1,410
Accruing loans 60-89 days past due	8,097	1,666	2,954	2,263	977	237
Accruing loans 90 days or more past due	2,952	217	1,426	1,102	80	127
Non-accrual loans with no ACL	32,047	3,213	16,318	9,441	2,804	271
Non-accrual loans with ACL	4,303	275	1,980	1,930	87	31
Total past due and non-accrual loans	56,933	5,891	25,340	17,518	6,108	2,076
Current loans receivable	11,561,798	856,723	6,176,477	3,575,804	640,742	312,052
Total loans receivable	$11,618,731	862,614	6,201,817	3,593,322	646,850	314,128

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,944	3,403	4,946	4,685	1,040	1,870
Accruing loans 60-89 days past due	7,248	749	2,317	1,190	1,902	1,090
Accruing loans 90 days or more past due	1,412	753	64	143	—	452
Non-accrual loans	30,883	4,715	15,650	6,592	3,266	660
Total past due and non-accrual loans	55,487	9,620	22,977	12,610	6,208	4,072
Current loans receivable	9,457,323	916,768	5,556,330	2,081,644	610,993	291,588
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660

The Company had $628,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2020.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$5,080	—	84	4,996	—	—
Residential real estate	4,201	1,536	658	—	1,954	53
Other real estate	13,572	31	12,880	624	21	16
Other	132	—	—	16	—	116
Total	$22,985	1,567	13,622	5,636	1,975	185

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The following tables present the loans modified as TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted:

	Three Months ended September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	6	—	5	1	—	—
Pre-modification recorded balance	$7,482	—	6,648	834	—	—
Post-modification recorded balance	$7,482	—	6,648	834	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	6	—	4	2	—	—
Pre-modification recorded balance	$3,168	—	3,067	101	—	—
Post-modification recorded balance	$3,168	—	3,067	101	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Nine Months ended September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	16	1	10	4	1	—
Pre-modification recorded balance	$14,945	210	13,392	1,304	39	—
Post-modification recorded balance	$14,945	210	13,392	1,304	39	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Nine Months ended September 30, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	14	1	5	4	1	3
Pre-modification recorded balance	$5,261	117	4,102	668	103	271
Post-modification recorded balance	$5,247	123	4,102	668	103	251
TDRs that subsequently defaulted
Number of loans	1	—	—	—	—	1
Recorded balance	$305	—	—	—	—	305

The modifications for the loans designated as TDRs during the nine months ended September 30, 2020 and 2019 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,265,000 and $2,982,000 for the nine months ended September 30, 2020 and 2019, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, the Company had $765,000 and $1,744,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At September 30, 2020 and December 31, 2019, the Company had $1,917,000 and $1,504,000, respectively, of OREO secured by residential real estate properties.

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

	September 30, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020 (year-to-date)	$1,023,640	1,018,529	697	4,414	—
2019	1,149,893	1,141,014	335	8,544	—
2018	986,619	947,230	1,190	38,199	—
2017	786,907	756,583	—	30,324	—
2016	526,236	507,694	206	18,336	—
Prior	1,581,948	1,546,314	—	35,286	348
Revolving loans	146,574	143,265	691	2,617	1
Total	$6,201,817	6,060,629	3,119	137,720	349
Other commercial loans
Term loans by origination year
2020 (year-to-date)	$1,790,810	1,784,359	606	5,845	—
2019	335,126	330,303	—	4,820	3
2018	281,578	275,011	—	6,566	1
2017	287,150	281,371	—	5,323	456
2016	191,092	188,849	—	2,066	177
Prior	239,070	229,806	—	8,100	1,164
Revolving loans	468,496	453,105	—	14,416	975
Total	$3,593,322	3,542,804	606	47,136	2,776

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020 (year-to-date)	$141,655	141,655	—	—
2019	228,558	228,558	—	—
2018	129,077	128,043	791	243
2017	92,899	92,899	—	—
2016	65,216	64,382	—	834
Prior	202,810	198,787	1,395	2,628
Revolving loans	2,399	2,399	—	—
Total	$862,614	856,723	2,186	3,705
Home equity loans
Term loans by origination year
2020 (year-to-date)	$75	75	—	—
2019	1,028	992	—	36
2018	1,862	1,861	—	1
2017	1,745	1,745	—	—
2016	1,047	1,047	—	—
Prior	17,337	15,599	1,059	679
Revolving loans	623,756	619,423	2,078	2,255
Total	$646,850	640,742	3,137	2,971
Other consumer loans
Term loans by origination year
2020 (year-to-date)	$106,569	106,501	56	12
2019	75,743	75,340	354	49
2018	49,929	49,737	144	48
2017	21,930	21,829	62	39
2016	12,424	12,278	80	66
Prior	22,250	21,106	932	212
Revolving loans	25,283	25,261	19	3
Total	$314,128	312,052	1,647	429

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

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,999		6,537
Accumulated depreciation	(212)		(917)
Net ROU assets	$5,787	47,329	5,620	41,453
Lease liabilities	$5,917	50,089	5,671	43,904
Weighted-average remaining lease term	24 years	17 years	24 years	19 years
Weighted-average discount rate	2.6%	3.5%	3.0%	3.7%

Maturities of lease liabilities consist of the following:

	September 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$259	4,608
Maturing one year through two years	265	4,431
Maturing two years through three years	270	3,961
Maturing three years through four years	277	3,914
Maturing four years through five years	285	3,869
Thereafter	6,808	48,432
Total lease payments	8,164	69,215
Present value of lease payments
Short-term	214	2,973
Long-term	5,703	47,116
Total present value of lease payments	5,917	50,089
Difference between lease payments and present value of lease payments	$2,247	19,126

The components of lease expense consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Finance lease cost
Amortization of ROU assets	$59	16	174	48
Interest on lease liabilities	40	2	121	6
Operating lease cost	1,254	1,057	3,553	2,967
Short-term lease cost	88	102	266	330
Variable lease cost	264	236	977	657
Sublease income	(2)	(2)	(5)	(5)
Total lease expense	$1,703	1,411	5,086	4,003

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$40	706	2	565
Financing cash flows	23	N/A	21	N/A

	Nine Months ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$121	1,994	6	1,541
Financing cash flows	67	N/A	63	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2020 and 2019 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net carrying value at beginning of period	$513,355	330,887	456,418	289,586
Acquisitions and adjustments	658	125,535	57,595	166,836
Net carrying value at end of period	$514,013	456,422	514,013	456,422

The Company performed its annual goodwill impairment test during the third quarter of 2020 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2020 and December 31, 2019.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Loans receivable	$90,183	84,390
Accrued interest receivable	457	63
Other assets	55,863	54,692
Total assets	$146,503	139,145
Liabilities
Other borrowed funds	$27,050	23,149
Accrued interest payable	167	36
Other liabilities	47	123
Total liabilities	$27,264	23,308

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $43,730,000 and $41,521,000 as of September 30, 2020 and December 31, 2019, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2020 and 2019. Future unfunded contingent commitments related to the Company’s LIHTC investments at September 30, 2020 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2020	$7,608
2021	14,883
2022	14,165
2023	5,277
2024	427
Thereafter	812
Total	$43,172

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization expense	$1,936	1,609	5,766	4,504
Tax credits and other tax benefits recognized	2,608	2,202	7,771	6,169

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

Note 7. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2020	December 31, 2019
State and local governments	$742,753	—
Corporate bonds	222,915	—
Residential mortgage-backed securities	—	312,015
Commercial mortgage-backed securities	—	257,809
Total	$965,668	569,824

The repurchase agreements are secured by debt securities with carrying values of $1,096,781,000 and $711,210,000 at September 30, 2020 and December 31, 2019, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 8. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps and interest rate swaps have been entered into to manage interest rate risk associated with variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the nine months ended September 30, 2020. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month LIBOR. At September 30, 2020, the interest rate caps had a fair value of $183,000 and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $84,000 and was reported as a component of interest expense on subordinated debentures for the nine months ended September 30, 2020.

Interest Rate Swap Derivatives. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations. The Company recognized interest rate swaps as other assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable. Changes in fair value were recorded in OCI. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances for the cash flow hedge and these hedged items were determined to be fully effective during all periods. Interest expense recorded on the interest rate swaps totaled $0 and $5,532,000 for the nine months ended September 30, 2020 and 2019, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

The effect of cash flow hedge accounting on OCI for the periods ending September 30, 2020 and 2019 was as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amount of loss recognized in OCI	$(76)	(1,393)	(532)	(7,047)
Amount of loss reclassified from OCI to net income	—	(10,315)	—	(10,816)

Residential Real Estate Derivatives
At September 30, 2020, the Company had residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2020 and December 31, 2019, loan commitments with interest rate lock commitments totaled $408,859,000 and $84,803,000, respectively. At September 30, 2020 and December 31, 2019, the fair value of the related derivatives on the interest rate lock commitments was $14,967,000 and $1,852,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At September 30, 2020 and December 31, 2019, TBA commitments were $353,750,000 and $82,000,000, respectively. At September 30, 2020 and December 31, 2019, the fair value of the related derivatives on the TBA securities was $1,344,000 and $236,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company doesn’t enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 9. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Consulting and outside services	4,050	1,938	8,604	5,715
Mergers and acquisition expenses	$792	2,058	7,311	4,103
Loan expenses [1]	4,060	924	5,867	2,726
Telephone	1,314	1,216	3,865	3,601
Debit card expenses	1,414	1,699	3,704	5,003
VIE amortization and other expenses	1,510	1,427	3,396	2,878
Business development	1,139	1,176	3,110	3,189
Printing and supplies	877	735	2,704	2,246
Postage	851	831	2,479	2,487
Employee expenses	560	1,245	2,247	3,646
Accounting and audit fees	455	365	1,453	1,290
Checking and operating expenses	355	361	1,263	1,353
Legal fees	206	338	1,025	926
ATM expenses	245	299	373	1,312
Other	958	991	2,828	2,679
Total other expenses	$18,786	15,603	50,229	43,154
______________________________
1 Loan expenses include credit loss expense for off-balance sheet credit exposures.

Note 10. Accumulated Other Comprehensive Income

The following table illustrates the activity within accumulated other comprehensive income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale Debt Securities	Losses on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	65,284	(5,261)	60,023
Reclassification adjustments for (gains) losses included in net income	(10,576)	8,075	(2,501)
Net current period other comprehensive income	54,708	2,814	57,522
Balance at September 30, 2019	$48,095	—	48,095
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income (loss) before reclassifications	92,027	(397)	91,630
Reclassification adjustments for gains included in net income (loss)	(758)	—	(758)
Net current period other comprehensive income (loss)	91,269	(397)	90,872
Balance at September 30, 2020	$131,495	(397)	131,098

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income available to common stockholders, basic and diluted	$77,757	51,610	184,540	153,134
Average outstanding shares - basic	95,411,656	90,294,811	94,704,198	86,911,402
Add: dilutive restricted stock units and stock options	30,920	154,384	43,696	170,776
Average outstanding shares - diluted	95,442,576	90,449,195	94,747,894	87,082,178
Basic earnings per share	$0.81	0.57	1.95	1.76
Diluted earnings per share	$0.81	0.57	1.95	1.76
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	93,253	4,037	78,605	1,360
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2020 and 2019.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2020.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $3,435,000 and net gains of $993,000 for the nine month periods ended September 30, 2020 and 2019, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loan interest rate lock commitments. Fair value estimates for loan interest rate lock commitments were based upon the estimated sales price, origination fees, direct costs, interest rate changes, etc. and were obtained from an independent third party. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy.

Forward commitments to sell TBA securities. Forward commitments to sell TBA securities are used to economically hedge the interest rate risk associated with certain loan commitments. The fair value estimates for the TBA commitments were based upon the estimated sale of the TBA hedge obtained from an independent third party. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy.

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

The following tables disclose the fair value measurement of assets measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$40,140	—	40,140	—
U.S. government sponsored enterprises	9,825	—	9,825	—
State and local governments	1,275,376	—	1,275,376	—
Corporate bonds	361,024	—	361,024	—
Residential mortgage-backed securities	1,275,858	—	1,275,858	—
Commercial mortgage-backed securities	1,163,325	—	1,163,325	—
Loans held for sale, at fair value	147,937	—	147,937	—
Interest rate caps	182	—	182	—
Interest rate lock commitment	14,967	—	14,967	—
Total assets measured at fair value on a recurring basis	$4,288,634	—	4,288,634	—
TBA hedge	$1,344	—	1,344	—
Total liabilities measured at fair value on a recurring basis	$1,344	—	1,344	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$20,044	—	20,044	—
U.S. government sponsored enterprises	43,677	—	43,677	—
State and local governments	702,398	—	702,398	—
Corporate bonds	157,602	—	157,602	—
Residential mortgage-backed securities	738,724	—	738,724	—
Commercial mortgage-backed securities	912,807	—	912,807	—
Loans held for sale, at fair value	69,194	—	69,194	—
Interest rate lock commitment	1,852	—	1,852	—
Total assets measured at fair value on a recurring basis	$2,646,298	—	2,646,298	—
TBA hedge	$236	—	236	—
Total liabilities measured at fair value on a recurring basis	$236	—	236	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2020.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$297	—	—	297
Collateral-dependent loans, net of ACL	2,284	—	—	2,284
Total assets measured at fair value on a non-recurring basis	$2,581	—	—	2,581

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,983	—	—	1,983
Collateral-dependent loans, net of ACL	23	—	—	23
Total assets measured at fair value on a non-recurring basis	$2,006	—	—	2,006

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2020	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$297	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)
Collateral-dependent loans, net of ACL	$943	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	45	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$2,284

	Fair Value December 31, 2019	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$1,983	Sales comparison approach	Selling costs	6.0% - 10.0% (7.3%)
			Adjustment to comparables	0.0% - 11.1% (4.5%)
Collateral-dependent loans, net of ACL	$9	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	14	Sales comparison approach	Adjustment to comparables	0.0% - 0.0% (0.0%)
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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$769,879	769,879	—	—
Debt securities, held-to-maturity	193,509	—	206,577	—
Loans receivable, net of ACL	11,454,179	—	—	11,619,887
Total financial assets	$12,417,567	769,879	206,577	11,619,887
Financial liabilities
Term deposits	$1,098,988	—	1,104,273	—
FHLB advances	7,318	—	7,537	—
Repurchase agreements and other borrowed funds	998,635	—	998,635	—
Subordinated debentures	139,918	—	119,318	—
Total financial liabilities	$2,244,859	—	2,229,763	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$330,961	330,961	—	—
Debt securities, held-to-maturity	224,611	—	234,396	—
Loans receivable, net of ACL	9,388,320	—	—	9,438,121
Total financial assets	$9,943,892	330,961	234,396	9,438,121
Financial liabilities
Term deposits	$1,011,798	—	1,017,505	—
FHLB advances	38,611	—	38,787	—
Repurchase agreements and other borrowed funds	598,644	—	598,644	—
Subordinated debentures	139,914	—	124,094	—
Total financial liabilities	$1,788,967	—	1,779,030	—

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

(Dollars in thousands)	SBAZ February 29, 2020
Fair value of consideration transferred
Fair value of Company shares issued	$112,133
Cash consideration	13,721
Total fair value of consideration transferred	125,854
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	57,434
Debt securities	142,174
Loans receivable, net of ACL	451,653
Core deposit intangible [1]	2,593
Accrued income and other assets	33,971
Total identifiable assets acquired	687,825
Liabilities assumed
Deposits	603,289
Borrowings	10,904
Accrued expenses and other liabilities	5,373
Total liabilities assumed	619,566
Total identifiable net assets	68,259
Goodwill recognized	$57,595
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

The Company incurred $4,167,000 of expenses in connection with the SBAZ acquisition during the nine months ended September 30, 2020. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of SBAZ was approximately $21,144,000 and net income was approximately $3,921,000 from February 29, 2020 to September 30, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the SBAZ acquisition had occurred on January 1, 2019:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income and non-interest income	$205,070	182,185	567,406	491,830
Net income	77,757	54,000	183,429	159,601

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Operating results
Net income	$77,757	63,444	43,339	51,610	184,540	153,134
Basic earnings per share	$0.81	0.67	0.46	0.57	1.95	1.76
Diluted earnings per share	$0.81	0.66	0.46	0.57	1.95	1.76
Dividends declared per share	$0.30	0.29	0.29	0.29	0.88	0.82
Market value per share
Closing	$32.05	35.29	34.01	40.46	32.05	40.46
High	$38.13	46.54	46.10	42.61	46.54	45.47
Low	$30.05	30.30	26.66	37.70	26.66	37.58
Selected ratios and other data
Number of common stock shares outstanding	95,413,743	95,409,061	95,408,274	92,180,618	95,413,743	92,180,618
Average outstanding shares - basic	95,411,656	95,405,493	93,287,670	90,294,811	94,704,198	86,911,402
Average outstanding shares - diluted	95,442,576	95,430,403	93,359,792	90,449,195	94,747,894	87,082,178
Return on average assets (annualized)	1.80%	1.57%	1.25%	1.55%	1.56%	1.63%
Return on average equity (annualized)	13.73%	11.68%	8.52%	10.92%	11.40%	12.17%
Efficiency ratio	49.16%	49.29%	52.55%	65.95%	50.21%	58.82%
Dividend payout ratio	37.04%	43.28%	63.04%	50.88%	45.13%	46.59%
Loan to deposit ratio	82.29%	86.45%	88.10%	88.71%	82.29%	88.71%
Number of full time equivalent employees	2,946	2,954	2,955	2,802	2,946	2,802
Number of locations	193	192	192	182	193	182
Number of ATMs	250	251	247	238	250	238

The Company reported net income of $77.8 million for the current quarter, an increase of $26.2 million, or 51 percent, from the $51.6 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.81 per share, an increase of 42 percent from the prior year third quarter diluted earnings per share of $0.57. Included in the current quarter was $793 thousand of acquisition-related expenses.

Net income for the nine months ended September 30, 2020 was $185 million, an increase of $31.4 million, or 21 percent, from the $153 million net income from the first nine months of the prior year. Diluted earnings per share for the first nine months of the current year was $1.95 per share, an increase of 11 percent, from the diluted earnings per share of $1.76 for the same period last year.

The Company continues to navigate through the COVID-19 pandemic to ensure the safety of its employees and customers along with monitoring credit quality and protecting shareholder value. The Company’s geographic footprint has experienced varying levels of exposure and impact from COVID-19 and the Company’s pandemic team remains flexible in responding to the changing conditions in all the markets that it serves.

In order to meet the needs of customers impacted by the pandemic, during the second quarter of 2020 the Company modified 3,054 loans in the amount of $1.515 billion primarily with short-term payment deferrals under six months. The majority of these modified loan deferral periods expired and the loans returned to regular payment status with only $466 million loans, or 5 percent, remaining deferred as of September 30, 2020.

In addition, the Company originated SBA Payroll Protection Program (“PPP”) loans for businesses in its communities. The Company originated 16,090 PPP loans in the amount of $1.472 billion during the current year. During the current quarter, these loans provided an additional $9.3 million of interest income (including net deferred fees and costs) and $438 thousand of deferred compensation costs for a total increase in income of $9.8 million ($7.3 million net of tax).

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

The following table discloses the preliminary fair value estimates of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	State Bank Corp. February 29, 2020
Total assets	$745,420
Debt securities	142,174
Loans receivable	451,702
Non-interest bearing deposits	141,620
Interest bearing deposits	461,669
Borrowings	10,904

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019
Cash and cash equivalents	$769,879	547,610	330,961	406,384	222,269	438,918	363,495
Debt securities, available-for-sale	4,125,548	3,533,950	2,575,252	2,459,036	591,598	1,550,296	1,666,512
Debt securities, held-to-maturity	193,509	203,275	224,611	234,992	(9,766)	(31,102)	(41,483)
Total debt securities	4,319,057	3,737,225	2,799,863	2,694,028	581,832	1,519,194	1,625,029
Loans receivable
Residential real estate	862,614	903,198	926,388	936,877	(40,584)	(63,774)	(74,263)
Commercial real estate	6,201,817	6,047,692	5,579,307	5,548,174	154,125	622,510	653,643
Other commercial	3,593,322	3,547,249	2,094,254	2,145,257	46,073	1,499,068	1,448,065
Home equity	646,850	654,392	617,201	615,781	(7,542)	29,649	31,069
Other consumer	314,128	300,847	295,660	294,999	13,281	18,468	19,129
Loans receivable	11,618,731	11,453,378	9,512,810	9,541,088	165,353	2,105,921	2,077,643
Allowance for credit losses	(164,552)	(162,509)	(124,490)	(125,535)	(2,043)	(40,062)	(39,017)
Loans receivable, net	11,454,179	11,290,869	9,388,320	9,415,553	163,310	2,065,859	2,038,626
Other assets	1,382,952	1,330,944	1,164,855	1,202,827	52,008	218,097	180,125
Total assets	$17,926,067	16,906,648	13,683,999	13,718,792	1,019,419	4,242,068	4,207,275

Total debt securities of $4.319 billion at September 30, 2020 increased $582 million, or 16 percent, during the current quarter and increased $1.625 billion, or 60 percent, from the prior year third quarter. The Company continues to purchase debt securities with the excess liquidity produced from the increase in core deposits. Debt securities represented 24 percent of total assets at September 30, 2020 compared to 20 percent at December 31, 2019 and 20 percent of total assets at September 30, 2019.

The loan portfolio of $11.619 billion increased $165 million, or 1 percent, during the current quarter with the largest increase in commercial real estate which increased $154 million, or 3 percent. Excluding the PPP loans and the SBAZ acquisition, the loan portfolio increased $178 million, or 2 percent, since the prior year third quarter with the largest increase in commercial real estate loans which increased $318 million, or 6 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019
Deposits
Non-interest bearing deposits	$5,479,311	5,043,704	3,696,627	3,772,766	435,607	1,782,684	1,706,545
NOW and DDA accounts	3,300,152	3,113,863	2,645,404	2,592,483	186,289	654,748	707,669
Savings accounts	1,864,143	1,756,503	1,485,487	1,472,465	107,640	378,656	391,678
Money market deposit accounts	2,557,294	2,403,641	1,937,141	1,940,517	153,653	620,153	616,777
Certificate accounts	979,857	995,536	958,501	955,765	(15,679)	21,356	24,092
Core deposits, total	14,180,757	13,313,247	10,723,160	10,733,996	867,510	3,457,597	3,446,761
Wholesale deposits	119,131	68,285	53,297	134,629	50,846	65,834	(15,498)
Deposits, total	14,299,888	13,381,532	10,776,457	10,868,625	918,356	3,523,431	3,431,263
Securities sold under agreements to repurchase	965,668	881,227	569,824	558,752	84,441	395,844	406,916
Federal Home Loan Bank advances	7,318	37,963	38,611	8,707	(30,645)	(31,293)	(1,389)
Other borrowed funds	32,967	32,546	28,820	14,808	421	4,147	18,159
Subordinated debentures	139,918	139,917	139,914	139,913	1	4	5
Deferred tax liability	17,227	25,213	—	—	(7,986)	17,227	17,227
Other liabilities	207,992	204,535	169,640	174,586	3,457	38,352	33,406
Total liabilities	$15,670,978	14,702,933	11,723,266	11,765,391	968,045	3,947,712	3,905,587

Core deposits of $14.181 billion as of September 30, 2020 increased $868 million, or 7 percent, from the prior quarter. Excluding the SBAZ acquisition, core deposits increased $2.843 billion, or 26 percent, from the prior year third quarter, with non-interest bearing deposits increasing $1.565 billion, or 41 percent. The current year significant increase in deposits was attributable to a number of factors including the PPP loan proceeds deposited by customers, and the increase in customer savings rate. Non-interest bearing deposits were 39 percent of total core deposits at September 30, 2020 compared to 35 percent of total core deposits at September 30, 2019.

Federal Home Loan Bank (“FHLB”) advances of $7.3 million at September 30, 2020 decreased $31 million from the prior quarter and decreased $1.4 million from the prior year third quarter. The low level of FHLB advances was the result of the significant increase in core deposits which funded loans and debt security growth. FHLB advances will continue to fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019
Common equity	$2,123,991	2,073,806	1,920,507	1,905,306	50,185	203,484	218,685
Accumulated other comprehensive income	131,098	129,909	40,226	48,095	1,189	90,872	83,003
Total stockholders’ equity	2,255,089	2,203,715	1,960,733	1,953,401	51,374	294,356	301,688
Goodwill and core deposit intangible, net	(572,134)	(574,088)	(519,704)	(522,274)	1,954	(52,430)	(49,860)
Tangible stockholders’ equity	$1,682,955	1,629,627	1,441,029	1,431,127	53,328	241,926	251,828

Stockholders’ equity to total assets	12.58%	13.03%	14.33%	14.24%
Tangible stockholders’ equity to total tangible assets	9.70%	9.98%	10.95%	10.84%
Book value per common share	$23.63	23.10	21.25	21.19	0.53	2.38	2.44
Tangible book value per common share	$17.64	17.08	15.61	15.53	0.56	2.03	2.11

Tangible stockholders’ equity of $1.683 billion at September 30, 2020 increased $53 million, or 3 percent, from the prior quarter and was primarily the result of earnings retention. Tangible stockholders’ equity increased $252 million over the prior year third quarter, which was the result of $112 million of Company stock issued for the acquisitions of SBAZ and an increase in other comprehensive income and earnings retention. These increases more than offset the increase in goodwill and core deposit intangible associated with the acquisition. The current year decrease in both the stockholder’s equity to total assets ratio and the tangible stockholders’ equity to total tangible assets ratio was primarily the result of adding $1.448 billion of PPP loans. Tangible book value per common share of $17.64 at the current quarter end increased $0.56 per share from the prior quarter and increased $2.11 per share from a year ago. For additional information on the current expected credit loss (“CECL”) accounting standard, see Note 1 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Cash Dividend
On September 30, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share. The dividend was payable October 22, 2020 to shareholders of record on October 13, 2020. The dividend was the 142nd consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

S&P MidCap 400® Index
During the second quarter of 2020, Standard and Poor’s [“S&P”] Dow Jones Indices selected the Company to transition from the S&P SmallCap 600® to the S&P MidCap 400® effective prior to the opening trading on Monday, June 22, 2020. The S&P MidCap 400® index consists of 400 companies that are chosen with regard to market capitalization, liquidity and industry representation.

Operating Results for Three Months Ended September 30, 2020
Compared to June 30, 2020, and March 31, 2020

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Sep 30, 2019	Jun 30, 2020	Mar 31, 2020	Sep 30, 2019
Net interest income
Interest income	$157,487	155,404	142,865	142,395	2,083	14,622	15,092
Interest expense	6,084	7,185	8,496	10,947	(1,101)	(2,412)	(4,863)
Total net interest income	151,403	148,219	134,369	131,448	3,184	17,034	19,955
Non-interest income
Service charges and other fees	13,404	11,366	14,020	15,138	2,038	(616)	(1,734)
Miscellaneous loan fees and charges	2,084	1,682	1,285	1,775	402	799	309
Gain on sale of loans	35,516	25,858	11,862	10,369	9,658	23,654	25,147
Gain on sale of investments	24	128	863	13,811	(104)	(839)	(13,787)
Other income	2,639	2,190	5,242	1,956	449	(2,603)	683
Total non-interest income	53,667	41,224	33,272	43,049	12,443	20,395	10,618
Total income	$205,070	189,443	167,641	174,497	15,627	37,429	30,573
Net interest margin (tax-equivalent)	3.92%	4.12%	4.36%	4.42%

Net Interest Income
The current quarter net interest income of $151 million increased $3.2 million, or 2 percent, over the prior quarter and increased $20.0 million, or 15 percent, from the prior year third quarter. The current quarter interest income of $157 million increased $2.1 million, or 1 percent, compared to the prior quarter which was driven by an increase in income from commercial loans primarily from the PPP loans. The current quarter interest income increased $15.1 million, or 11 percent, over prior year third quarter and was due to an increase in income from commercial loans and an increase in income on debt securities. Included in interest income was interest from the PPP loans of $9.3 million in the current quarter and $7.3 million in the prior quarter.

The current quarter interest expense of $6.1 million decreased $1.1 million, or 15 percent, over the prior quarter primarily as result of a decrease in deposit rates and borrowing interest rates. Current quarter interest expense decreased $4.9 million, or 44 percent, over prior year third quarter which was due to the decrease in higher cost borrowings and a decrease in deposit rates. During the current quarter, the total cost of funding (including non-interest bearing deposits) declined 5 basis points to 16 basis points compared to 21 basis points for the prior quarter primarily as a result of a decrease in rates on both deposits and borrowings. The total cost of funding decreased 23 basis points from the prior year third quarter and was attributable to a decrease in rates and a shift from higher cost borrowings to low cost deposits.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.92 percent compared to 4.12 percent in the prior quarter. The core net interest margin, excluding 2 basis points of discount accretion, 1 basis point of non-accrual interest, and 13 basis points of interest income from the PPP loans, was 4.02 percent compared to 4.21 in the prior quarter and 4.35 percent in the prior year third quarter. The Company experienced a 19 basis points decrease in the core net interest margin during the current quarter from decreased yields on loans and debt securities which were partially offset by the decrease in the cost of funding. The core net interest margin decreased 33 basis points from the prior year third quarter primarily from a decrease in earning asset yields, primarily loan yields, that outpaced the decrease in the total cost of funding.

Non-interest Income
Non-interest income for the current quarter totaled $53.7 million which was an increase of $12.4 million, or 30 percent, over the prior quarter and an increase of $10.6 million, or 25 percent, over the same quarter last year. Service charges and other fees of $13.4 million for the current quarter increased $2.0 million, or 18 percent, from the prior quarter. Service charges and other fees decreased $1.7 million from the prior year third quarter due to the decreased overdraft activity. Gain on the sale of loans of $35.5 million for the current quarter increased $9.7 million, or 37 percent, compared to the prior quarter and increased $25.1 million, or 242 percent, from the prior year third quarter due to the significant increase in refinance activity driven by the decrease in interest rates.

During the prior year third quarter, the Company terminated $260 million notional pay-fixed interest rate swaps and corresponding debt along with the sale of $308 million of available-for-sale debt securities. Sale of the investment securities resulted in a gain of $13.8 million in the prior year third quarter. Offsetting the gain was a $10 million loss recognized on the early termination of the interest swaps and a $3.5 million write-off of deferred prepayment penalties on FHLB borrowings.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Sep 30, 2019	Jun 30, 2020	Mar 31, 2020	Sep 30, 2019
Compensation and employee benefits	$64,866	57,981	59,660	62,509	6,885	5,206	2,357
Occupancy and equipment	9,369	9,357	9,219	8,731	12	150	638
Advertising and promotions	2,779	2,138	2,487	2,719	641	292	60
Data processing	5,597	5,042	5,282	4,466	555	315	1,131
Other real estate owned	186	75	112	166	111	74	20
Regulatory assessments and insurance	1,495	1,037	1,090	593	458	405	902
Loss on termination of hedging activities	—	—	—	13,528	—	—	(13,528)
Core deposit intangibles amortization	2,612	2,613	2,533	2,360	(1)	79	252
Other expenses	18,786	19,898	11,545	15,603	(1,112)	7,241	3,183
Total non-interest expense	$105,690	98,141	91,928	110,675	7,549	13,762	(4,985)

Total non-interest expense of $106 million for the current quarter increased $7.5 million, or 8 percent, over the prior quarter and decreased $5.0 million, or 5 percent, over the prior year third quarter. Compensation and employee benefits increased by $6.9 million, or 12 percent, from the prior quarter which was primarily driven by the decrease in deferring compensation on originating the PPP loans which was $438 thousand in the current quarter compared to $8.4 million in the prior quarter. Compensation and employee benefits increased $2.4 million, or 4 percent, from the prior year third quarter primarily due to an increased number of employees driven by acquisitions and organic growth which more than offset the decrease from the $5.4 million of stock compensation expense in the prior year third quarter related to the Heritage Bancorp acquisition. Occupancy and equipment expense increased $638 thousand, or 7 percent, over the prior year third quarter primarily as a result of increased costs from acquisitions. Data processing expense increased $555 thousand, or 11 percent, over the prior quarter and increased $1.1 million, or 25 percent over the prior year third quarter as a result of the increased cost from acquisitions along with increased investment in technology infrastructure. Regulatory assessment and insurance increased $458 thousand from the prior quarter primarily due to an accrual adjustment in the prior quarter for waiver of the State of Montana regulatory semi-annual assessment for the first half of 2020. Regulatory assessment and insurance increased $902 thousand from the prior year third quarter quarter primarily due to $1.3 million in Small Bank Assessment credits applied in the prior year third quarter. The prior year loss on termination of hedging activities included $3.5 million write-off of the remaining unamortized deferred prepayment penalties on FHLB debt and a $10 million loss on the termination of pay-fixed interest rate swaps with notional amount of $260 million in the prior year third quarter.

Other expenses of $18.8 million, decreased $1.1 million, or 6 percent, from the prior quarter primarily due to a decrease in acquisition-related expenses. Other expenses increased $3.2 million, or 20 percent, over the prior year third quarter and was driven primarily from an increase in expense related to unfunded loan commitments. Current quarter other expenses included acquisition-related expenses of $793 thousand compared to $3.7 million in the prior quarter and $2.1 million in the prior year third quarter. Expense related to unfunded loan commitments was $2.3 million in the current quarter compared to $3.4 million in the prior quarter and no expense in the prior year third quarter. Also included in the current quarter other expenses was $1.9 million for third party consulting regarding improvements in technology, product and service offerings.

Efficiency Ratio
The efficiency ratio was 49.16 percent in the current quarter and 49.29 percent in the prior quarter. Excluding the impact from the PPP loans, the efficiency ratio would have been 51.67 percent in the current quarter, which was a 406 basis points decrease from the prior quarter efficiency ratio of 55.73 percent and was primarily due to the increase in gain on sale of loans. The prior year third quarter efficiency was 65.95 and excluding the impact from the termination of the cash flow hedges and the accelerated stock compensation expense, the efficiency ratio would have been 54.41 percent. Excluding these adjustments, the current quarter efficiency ratio decreased 274 basis points from the prior year third quarter efficiency ratio which was also driven by the increased gain on sale of loans.

Credit Loss Expense
The following table summarizes credit loss expense, net charge-offs and select ratios relating to credit loss expense for the previous eight quarters:

(Dollars in thousands)	Credit Loss Expense	Net Charge-Offs	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2020	$2,869	$826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%
Fourth quarter 2018	1,246	2,542	1.58%	0.41%	0.47%

Net charge-offs for the current quarter were $826 thousand compared to $1.2 million for the prior quarter and $3.5 million from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the credit loss expense.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related credit loss expense is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months Ended September 30, 2020
Compared to September 30, 2019

Income Summary

	Nine Months ended
(Dollars in thousands)	Sep 30, 2020	Sep 30, 2019	$ Change	% Change
Net interest income
Interest income	$455,756	$400,896	$54,860	14%
Interest expense	21,765	33,940	(12,175)	(36)%
Total net interest income	433,991	366,956	67,035	18%
Non-interest income
Service charges and other fees	38,790	53,178	(14,388)	(27)%
Miscellaneous loan fees and charges	5,051	3,934	1,117	28%
Gain on sale of loans	73,236	23,929	49,307	206%
Gain on sale of investments	1,015	14,158	(13,143)	(93)%
Other income	10,071	7,158	2,913	41%
Total non-interest income	128,163	102,357	25,806	25%
Total income	$562,154	$469,313	$92,841	20%
Net interest margin (tax-equivalent)	4.12%	4.36%
Net Interest Income
Net-interest income of $434 million for the first nine months of 2020 increased $67.0 million, or 18 percent, over the first nine months of 2019. Interest income of $456 million for the first nine months of 2020 increased $54.9 million, or 14 percent, from the first nine months of 2019 and was primarily attributable to a $45.7 million increase in income from commercial loans, including $16.6 million from the PPP loans. Interest expense of $21.8 million for the first nine months of 2020 decreased $12.2 million, or 36 percent over the prior year same period primarily as a result of decreased higher cost FHLB advances and the decrease in the cost of deposits and borrowings. The total funding cost (including non-interest bearing deposits) for the first nine months of 2020 was 22 basis points, which decreased 20 basis points, or 48 percent, compared to 42 basis points for the first nine months of 2019.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the first nine months of 2020 was 4.12 percent, a 24 basis points decrease from the net interest margin of 4.36 percent for the first nine months of 2019. The core net interest margin, excluding 3 basis points of discount accretion, 1 basis point of non-accrual interest, and 9 basis points of interest income from the PPP loans was 4.17 compared to a core margin of 4.29 percent in the prior year first nine months. Although the Company was successful in reducing the cost of funding, it was not enough to outpace the decrease in yields on loans and debt securities driven by the current interest rate environment.

Non-interest Income
Non-interest income of $128 million for the first nine months of 2020 increased $25.8 million, or 25 percent, over the same period last year. Service charges and other fees of $38.8 million for 2020 year-to-date decreased $14.4 million, or 27 percent, from the same period prior year as a result of a decrease in overdraft activity and the impact of the Durbin Amendment. As of July 1, 2019, the Company became subject to the Durbin Amendment which established limits on the amount of interchange fees that can be charged to merchants for debit card processing. Gain on the sale of loans of $73.2 million for the first nine months of 2020, increased $49.3 million, or 206 percent, compared to the prior year as a result significant increase in refinance activity driven by the decrease in interest rates. Other income increased $2.9 million from the prior year and was primarily the result of a gain of $2.4 million on the sale of a former branch building in the first quarter of 2020.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2020	Sep 30, 2019	$ Change	% Change
Compensation and employee benefits	$182,507	$167,210	$15,297	9%
Occupancy and equipment	27,945	25,348	2,597	10%
Advertising and promotions	7,404	7,874	(470)	(6)%
Data processing	15,921	12,420	3,501	28%
Other real estate owned	373	496	(123)	(25)%
Regulatory assessments and insurance	3,622	3,726	(104)	(3)%
Loss on termination of hedging activities	—	13,528	(13,528)	(100)%
Core deposit intangibles amortization	7,758	5,919	1,839	31%
Other expenses	50,229	43,154	7,075	16%
Total non-interest expense	$295,759	$279,675	$16,084	6%

Total non-interest expense of $296 million for the first nine months of 2020 increased $16.1 million, or 6 percent, over the prior year same period. Compensation and employee benefits for the first nine months of 2020 increased $15.3 million, or 9 percent, from the same period last year due to the increased number of employees from acquisitions and organic growth and annual salary increases which more than offset the $8.9 million deferral of compensation cost from the PPP loans in the current year and the $5.4 million of stock compensation expense in the prior year from the Heritage Bancorp acquisition. Occupancy and equipment expense for the first nine months of 2020 increased $2.6 million, or 10 percent from the prior year primarily from increased cost from acquisitions. Data processing expense for the first nine months of 2020 increased $3.5 million, or 28 percent, from the prior year as a result of the increased costs from acquisitions along with increased investment in technology infrastructure. Other expenses of $50.2 million, increased $7.1 million, or 16 percent, from the prior year and was primarily driven by an increase in expense related to unfunded loan commitments and an increase in acquisition-related expenses. Acquisition-related expenses were $7.3 million in the current year first nine months compared to $4.1 million in the prior year first nine months. In the current year-to-date period, there was $2.1 million of expense related to unfunded loan commitments which was primarily attributable to the economic forecast related to COVID-19.

Efficiency Ratio
The efficiency ratio was 50.21 percent for the first nine months of 2020. Excluding the impact from the PPP loans, the efficiency ratio would have been 53.30 percent. The prior year first nine months efficiency ratio was 58.82 and excluding the impact from the termination of the cash flow hedges and the accelerated stock compensation expense, the efficiency ratio would have been 54.74 percent. Excluding these adjustments, the current year efficiency ratio decreased 144 basis points from the prior year efficiency ratio which was driven by the increased gain on sale of loans and increase in net interest income that more than offset the decrease in service fee income from the Durbin Amendment and increases in compensation expense.

Credit Loss Expense
The credit loss expense was $39.2 million for the first nine months of 2020, an increase of $39.1 million from the same period in the prior year, this increase was primarily attributable to changes in the economic forecast related to COVID-19. Net charge-offs during the first nine months of 2020 were $2.9 million compared to $5.8 million during the same period in 2019.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$40,140	1%	$20,044	1%	$147,434	5%
U.S. government sponsored enterprises	9,825	1%	43,677	1%	67,189	3%
State and local governments	1,275,376	29%	702,398	25%	613,865	23%
Corporate bonds	361,024	8%	157,602	6%	147,383	5%
Residential mortgage-backed securities	1,275,858	30%	738,724	26%	767,253	28%
Commercial mortgage-backed securities	1,163,325	26%	912,807	33%	715,912	27%
Total available-for-sale	4,125,548	95%	2,575,252	92%	2,459,036	91%
Held-to-maturity
State and local governments	193,509	5%	224,611	8%	234,992	9%
Total held-to-maturity	193,509	5%	224,611	8%	234,992	9%
Total debt securities	$4,319,057	100%	$2,799,863	100%	$2,694,028	100%

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

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO” entities such as S&P and Moody’s) as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$355,351	386,927	251,101	259,690
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	910,314	966,159	523,150	539,758
S&P: A+, A, A- / Moody’s: A1, A2, A3	107,568	115,407	113,275	120,048
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,245	3,217	3,302
Not rated by either entity	9,964	10,215	13,451	13,795
Below investment grade	—	—	201	201
Total	$1,386,414	1,481,953	904,395	936,794

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$598,871	642,518	445,584	465,066
General obligation - limited	137,821	144,919	119,884	124,939
Revenue	630,456	673,690	325,331	332,354
Certificate of participation	15,199	16,599	8,003	8,815
Other	4,067	4,227	5,593	5,620
Total	$1,386,414	1,481,953	904,395	936,794

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$187,681	204,225	14,701	14,870
Texas	143,709	154,138	112,397	121,641
Michigan	140,018	148,274	141,131	116,581
California	128,744	144,328	23,482	24,406
Washington	108,527	114,678	116,458	146,538
All other states	677,735	716,310	496,226	512,758
Total	$1,386,414	1,481,953	904,395	936,794

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2020. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$73	0.49%	$2,641	1.47%	$13,089	1.63%	$24,337	1.63%	$—	—%	$40,140	1.59%
U.S. government sponsored enterprises	8,022	1.07%	1,803	0.95%	—	—%	—	—%	—	—%	9,825	1.08%
State and local governments	6,248	2.15%	34,628	2.60%	248,555	3.59%	985,945	3.36%	—	—%	1,275,376	3.45%
Corporate bonds	106,960	3.29%	238,686	3.32%	15,378	3.76%	—	—%	—	—%	361,024	3.51%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,275,858	1.48%	1,275,858	1.90%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,163,325	2.57%	1,163,325	2.82%
Total available-for-sale	121,303	3.09%	277,758	3.20%	277,022	3.50%	1,010,282	3.32%	2,439,183	1.99%	4,125,548	2.87%
Held-to-maturity
State and local governments	—	—%	19,543	2.63%	69,924	2.78%	104,042	3.10%	—	—%	193,509	2.88%
Total held-to-maturity	—	—%	19,543	2.63%	69,924	2.78%	104,042	3.10%	—	—%	193,509	2.88%
Total debt securities	$121,303	3.09%	$297,301	3.16%	$346,946	3.35%	$1,114,324	3.30%	$2,439,183	1.99%	$4,319,057	2.87%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2020, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at September 30, 2020.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of September 30, 2020, the Company determined that none of such securities were impaired.

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

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$862,614	8%	$926,388	10%	$936,877	10%
Commercial real estate	6,201,817	54%	5,579,307	59%	5,548,174	59%
Other commercial	3,593,322	31%	2,094,254	22%	2,145,257	23%
Home equity	646,850	6%	617,201	7%	615,781	6%
Other consumer	314,128	3%	295,660	3%	294,999	3%
Loans receivable	11,618,731	102%	9,512,810	101%	9,541,088	101%
Allowance for credit losses	(164,552)	(2)%	(124,490)	(1)%	(125,535)	(1)%
Loans receivable, net	$11,454,179	100%	$9,388,320	100%	$9,415,553	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Other real estate owned	$5,361	4,743	5,142	7,148
Accruing loans 90 days or more past due
Residential real estate	217	206	753	1,212
Commercial real estate	1,426	3,110	64	4,350
Other commercial	1,102	2,519	143	1,045
Home equity	80	98	—	681
Other consumer	127	138	452	624
Total	2,952	6,071	1,412	7,912
Non-accrual loans
Residential real estate	3,488	4,243	4,715	5,295
Commercial real estate	18,298	19,682	15,650	23,781
Other commercial	11,371	7,713	6,592	2,876
Home equity	2,891	3,086	3,266	766
Other consumer	302	433	660	7,299
Total	36,350	35,157	30,883	40,017
Total non-performing assets	$44,663	45,971	37,437	55,077
Non-performing assets as a percentage of subsidiary assets	0.25%	0.27%	0.27%	0.40%
Allowance for credit losses as a percentage of non-performing loans	419%	394%	385%	262%
Accruing loans 30-89 days past due	$17,631	25,225	23,192	29,954
Accruing troubled debt restructurings	$39,999	41,759	34,055	32,949
Non-accrual troubled debt restructurings	$7,579	8,204	3,346	6,723
U.S. government guarantees included in non-performing assets	$4,411	3,305	1,786	3,000
Interest income [1]	$1,296	851	1,603	1,544
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $44.7 million at September 30, 2020 decreased $1.3 million, or 3 percent, over the prior quarter and decreased $10.4 million, or 19 percent, over the prior year third quarter. Non-performing assets as a percentage of subsidiary assets at September 30, 2020 was 0.25 percent. Excluding the government guaranteed PPP loans, the non-performing assets as a percentage of subsidiary assets at September 30, 2020 was 0.27 percent, a decrease of 3 basis points from the prior quarter, and a decrease of 13 basis points from the prior year third quarter. Early stage delinquencies (accruing loans 30-89 days past due) of $17.6 million at September 30, 2020 decreased $7.6 million from the prior quarter and decreased $12.3 million from the prior year third quarter. Early stage delinquencies as a percentage of loans at September 30, 2020 was 0.15 percent, which was a decrease of 7 basis points from prior quarter and a 16 basis points decrease from prior year third quarter. Excluding PPP loans, early stage delinquencies as a percentage of loans at September 30, 2020 was 0.17 percent, which was a decrease of 8 basis points from prior quarter and a 14 basis points decrease from prior year third quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $47.6 million and $37.4 million at September 30, 2020 and December 31, 2019, respectively.

On March 27, 2020, the CARES Act was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the COVID-19 pandemic, and the CARES Act, along with related regulatory guidance, allows the Bank to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. For additional information on modifications related to the COVID-19 pandemic, see the PPP and COVID-19 Bank Loan Modifications sections under “Additional Management’s Discussion and Analysis.”

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2020 was $2,265 thousand. The fair value of the loan collateral acquired in foreclosure during 2020 was $2,062 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Balance at beginning of period	$5,142	5,142	7,480	7,480
Acquisitions	307	307	—	—
Additions	2,062	791	2,349	2,347
Capital improvements	141	72	63	—
Write-downs	(189)	(60)	(766)	(271)
Sales	(2,102)	(1,509)	(3,984)	(2,408)
Balance at end of period	$5,361	4,743	5,142	7,148

PPP and COVID-19 Bank Loan Modifications
The following table summarizes information regarding PPP loans:

	September 30, 2020
(Dollars in thousands)	Number of PPP Loans	Amount of PPP Loans	Total Loans Receivable, Net of PPP Loans	PPP Loans (Amount) as a Percent of Total Loans Receivable, Net of PPP Loans
Residential real estate	—	$—	862,614	—%
Commercial real estate and other commercial
Real estate rental and leasing	1,221	64,647	3,361,074	1.92%
Accommodation and food services	1,502	160,295	644,627	24.87%
Healthcare	1,928	288,612	826,809	34.91%
Manufacturing	830	80,483	193,216	41.65%
Retail and wholesale trade	1,672	168,837	471,115	35.84%
Construction	2,297	214,652	774,069	27.73%
Other	6,640	470,891	2,075,812	22.68%
Home equity and other consumer	—	—	960,978	—%
Total	16,090	$1,448,417	10,170,314	14.24%

The PPP loan originations generated $55.2 million of SBA processing fees, or an average of 3.75 percent, and $8.9 million of deferred compensation costs for total net deferred fees of $46.3 million. Net deferred fees remaining on the PPP loans at September 30, 2020 were $36.1 million, which will be recognized into interest income over the life of the loans, generally two years, or when the loans are forgiven in whole or part by the SBA. The Company has actively been working with its customers to submit applications to the SBA for forgiveness of the loans and the Company started receiving forgiveness payments in the fourth quarter of 2020.

COVID-19 Bank Loan Modifications

	September 30, 2020					June 30, 2020
(Dollars in thousands)	Total Loans Receivable, Net of PPP Loans	Amount of Unexpired Original Loan Modifications	Amount of Re-deferral Loan Modifications	Amount of Remaining Loan Modifications	Loan Modifications (Amount) as a Percent of Total Loans Receivable, Net of PPP Loans	Amount of Remaining Loan Modifications	Loan Modifications (Amount) as a Percent of Total Loans Receivable, Net of PPP Loans
Residential real estate	$862,614	28,571	—	28,571	3.31%	$66,395	7.35%
Commercial real estate and other commercial
Real estate rental and leasing	3,361,074	163,103	43,735	206,838	6.15%	587,609	18.11%
Accommodation and food services	644,627	69,328	12,854	82,182	12.75%	395,882	61.41%
Healthcare	826,809	29,136	14,117	43,253	5.23%	126,808	16.01%
Manufacturing	193,216	15,263	3,296	18,559	9.61%	49,338	24.41%
Retail and wholesale trade	471,115	13,299	2,554	15,853	3.36%	46,623	9.78%
Construction	774,069	13,337	1,188	14,525	1.88%	38,751	5.06%
Other	2,075,812	23,146	27,442	50,588	2.44%	192,060	9.40%
Home equity and other consumer	960,978	5,767	—	5,767	0.60%	11,326	1.19%
Total	$10,170,314	360,950	105,186	466,136	4.58%	$1,514,792	15.11%

In response to COVID-19, the Company modified 3,054 loans in the amount of $1.515 billion during the second quarter of 2020. These modifications were primarily short-term payment deferrals under six months. During the third quarter of 2020, the majority of the modified loan deferral periods expired, and the loans returned to regular payment status. During the current quarter, the re-deferral rate was 9.12 percent for modified loans whose original deferral period had expired, with no industry category exceeding 20 percent. As of September 30, 2020, $466 million of the modifications, or 4.58 percent of the $10.170 billion of loans, net of the PPP loans, remain in the deferral period, a reduction of $1.049 billion from the $1.515 billion of loan modifications at the end of the prior quarter.

In addition to the Bank loan modifications presented above, the state of Montana created the Montana Loan Deferment Program for only Montana-based businesses and was implemented only in the third quarter. Cares Act Funds were used to provide interest payments upfront and directly to lenders on behalf of participating borrowers to convert existing commercial loans to interest only status, resulting in the deferral of principal and interest for a period of six to twelve months. None of the interest payments are required to be repaid by the borrowers, thus providing a grant to the borrowers. This program was unique to Montana, had minimal qualification requirements, and required that participating lenders modify eligible loans to conform to the program in order for borrowers to qualify for the grant. As of September 30, 2020, the Company had $237 million in eligible loans benefiting from this grant program, which was 2.33 percent of total loans receivable, net of PPP loans. Given the unique nature of the Montana only grant program, the $237 million was not included in the Bank loan modifications presented above.

COVID-19 Higher Risk Industries - Enhanced Monitoring
The Company has certain industries for which it has identified as higher risk. The following table summarizes information regarding these higher risk loans:

	September 30, 2020
(Dollars in thousands)	Enhanced Monitoring Loans Receivable, Net of PPP Loans	Percent of Total Loans Receivable, Net of PPP Loans	Amount of Unexpired Original Loan Modifications	Amount of Re-deferral Loan Modifications	Amount of Remaining Loan Modifications	Loan Modifications (Amount) as a Percent of Enhanced Monitoring Loans Receivable, Net of PPP Loans
Hotel and motel	$422,500	4.15%	44,091	6,679	50,770	12.02%
Restaurant	138,944	1.37%	12,977	6,175	19,152	13.78%
Travel and tourism	19,726	0.19%	4,605	397	5,002	25.36%
Gaming	14,500	0.14%	1,101	—	1,101	7.59%
Oil and gas	22,178	0.22%	1,474	—	1,474	6.65%
Total	$617,848	6.08%	64,248	13,251	77,499	12.54%

	June 30, 2020
(Dollars in thousands)	Amount of Remaining Loan Modifications	Percent of Loans Receivable, Net of PPP Loans	Loan Modifications (Amount) as a Percent of Enhanced Monitoring Loans Receivable, Net of PPP Loans
Hotel and motel	$300,747	4.20%	71.34%
Restaurant	76,632	1.50%	50.91%
Travel and tourism	7,845	0.21%	37.79%
Gaming	9,214	0.15%	60.95%
Oil and gas	6,013	0.23%	26.43%
Total	$400,451	6.29%	63.49%

Excluding the PPP loans, the Company has $618 million, or 6 percent, of its total loan portfolio with direct exposure to industries for which it has identified as higher risk, requiring enhanced monitoring. As of September 30, 2020, $77.5 million have modifications, which was a reduction of $323 million, or 81 percent, from the $400 million of modifications at the end of the prior quarter. During the current quarter the re-deferral rate was 3.94 percent for modified loans whose original deferral period had expired, with no industry category exceeding 15 percent. The Company continues to conduct enhanced portfolio reviews and monitoring for potential credit deterioration.

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

The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2020			December 31, 2019			September 30, 2019
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$9,805	6%	7%	$10,111	8%	10%	$10,237	8%	10%
Commercial real estate	94,397	57%	53%	69,496	56%	59%	69,658	56%	58%
Other commercial	48,753	30%	31%	36,129	29%	22%	36,858	29%	22%
Home equity	7,430	5%	6%	4,937	4%	6%	5,041	4%	7%
Other consumer	4,167	2%	3%	3,817	3%	3%	3,741	3%	3%
Total	$164,552	100%	100%	$124,490	100%	100%	$125,535	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Balance at beginning of period	$124,490	124,490	131,239	131,239
Impact of adopting CECL	3,720	3,720	—	—
Acquisitions	49	49	—	—
Credit loss expense	39,165	36,296	57	57
Charge-offs
Residential real estate	(21)	(21)	(608)	(482)
Commercial real estate	(625)	(180)	(2,460)	(2,266)
Other commercial	(3,471)	(1,873)	(4,189)	(2,598)
Home equity	(293)	(194)	(90)	(28)
Other consumer	(3,455)	(2,967)	(7,831)	(6,716)
Total charge-offs	(7,865)	(5,235)	(15,178)	(12,090)
Recoveries
Residential real estate	54	19	251	240
Commercial real estate	860	330	2,212	1,301
Other commercial	1,496	1,182	2,181	1,819
Home equity	246	153	79	44
Other consumer	2,337	1,505	3,649	2,925
Total recoveries	4,993	3,189	8,372	6,329
Net charge-offs	(2,872)	(2,046)	(6,806)	(5,761)
Balance at end of period	$164,552	162,509	124,490	125,535
ACL as a percentage of total loans	1.42%	1.42%	1.31%	1.32%
Net charge-offs as a percentage of total loans	0.03%	0.02%	0.07%	0.06%

The current quarter credit loss expense was $2.9 million, a decrease of $10.7 million from the prior quarter credit loss expense of $13.6 million. The current year-to-date credit loss expense was $39.2 million and primarily attributable to credit loss expense related to COVID-19 and an additional $4.8 million of credit loss expense related to the SBAZ acquisition. The allowance for credit losses (“ACL”) as a percentage of total loans outstanding at September 30, 2020 was 1.42 percent which remained unchanged compared to the prior quarter. Excluding the PPP loans, the ACL as percentage of loans was 1.62 percent which also remained unchanged compared to the prior quarter. The Company’s ACL of $165 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2020 and 2019, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 193 locations, including 175 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of sixteen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019
Custom and owner occupied construction	$166,195	$177,172	$143,479	$147,626	(6)%	16%	13%
Pre-sold and spec construction	157,242	161,964	180,539	207,596	(3)%	(13)%	(24)%
Total residential construction	323,437	339,136	324,018	355,222	(5)%	—%	(9)%
Land development	96,814	94,667	101,592	103,090	2%	(5)%	(6)%
Consumer land or lots	122,019	120,015	125,759	128,668	2%	(3)%	(5)%
Unimproved land	64,770	63,459	62,563	71,467	2%	4%	(9)%
Developed lots for operative builders	30,871	26,647	17,390	13,782	16%	78%	124%
Commercial lots	62,445	60,563	46,408	64,904	3%	35%	(4)%
Other construction	537,105	477,922	478,368	443,947	12%	12%	21%
Total land, lot, and other construction	914,024	843,273	832,080	825,858	8%	10%	11%
Owner occupied	1,889,512	1,855,994	1,667,526	1,666,211	2%	13%	13%
Non-owner occupied	2,259,062	2,238,586	2,017,375	2,023,262	1%	12%	12%
Total commercial real estate	4,148,574	4,094,580	3,684,901	3,689,473	1%	13%	12%
Commercial and industrial	2,308,710	2,342,081	991,580	1,009,310	(1)%	133%	129%
Agriculture	747,145	714,227	701,363	718,255	5%	7%	4%
1st lien	1,256,111	1,227,514	1,186,889	1,208,096	2%	6%	4%
Junior lien	43,355	47,121	53,571	53,931	(8)%	(19)%	(20)%
Total 1-4 family	1,299,466	1,274,635	1,240,460	1,262,027	2%	5%	3%
Multifamily residential	359,030	343,870	342,498	350,622	4%	5%	2%
Home equity lines of credit	651,546	655,492	617,900	612,775	(1)%	5%	6%
Other consumer	191,761	181,402	174,643	171,633	6%	10%	12%
Total consumer	843,307	836,894	792,543	784,408	1%	6%	8%
States and political subdivisions	617,624	581,673	533,023	471,599	6%	16%	31%
Other	205,351	198,354	139,538	174,755	4%	47%	18%
Total loans receivable, including loans held for sale	11,766,668	11,568,723	9,582,004	9,641,529	2%	23%	22%
Less loans held for sale [1]	(147,937)	(115,345)	(69,194)	(100,441)	28%	114%	47%
Total loans receivable	$11,618,731	$11,453,378	$9,512,810	$9,541,088	1%	22%	22%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Sep 30, 2020	Sep 30, 2020	Sep 30, 2020
Custom and owner occupied construction	$249	440	185	283	249	—	—
Pre-sold and spec construction	—	—	743	1,219	—	—	—
Total residential construction	249	440	928	1,502	249	—	—
Land development	450	659	852	1,006	202	—	248
Consumer land or lots	223	427	330	828	61	—	162
Unimproved land	417	663	1,181	8,781	270	—	147
Commercial lots	682	529	529	575	153	—	529
Total land, lot and other construction	1,772	2,278	2,892	11,190	686	—	1,086
Owner occupied	9,077	9,424	4,608	8,251	7,338	—	1,739
Non-owner occupied	4,879	5,482	8,229	9,271	4,879	—	—
Total commercial real estate	13,956	14,906	12,837	17,522	12,217	—	1,739
Commercial and industrial	8,571	5,039	5,297	6,135	7,614	396	561
Agriculture	8,972	11,087	2,288	3,469	7,011	1,961	—
1st lien	6,559	7,634	8,671	9,420	4,698	217	1,644
Junior lien	986	746	569	669	815	171	—
Total 1-4 family	7,545	8,380	9,240	10,089	5,513	388	1,644
Multifamily residential	—	92	201	206	—	—	—
Home equity lines of credit	2,903	3,048	2,618	3,553	2,550	80	273
Other consumer	407	412	837	1,098	241	108	58
Total consumer	3,310	3,460	3,455	4,651	2,791	188	331
Other	288	289	299	313	269	19	—
Total	$44,663	45,971	37,437	55,077	36,350	2,952	5,361

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019
Custom and owner occupied construction	$448	$—	$637	$49	n/m	(30)%	814%
Pre-sold and spec construction	—	—	148	8	n/m	(100)%	(100)%
Total residential construction	448	—	785	57	n/m	(43)%	686%
Land development	—	—	—	1,282	n/m	n/m	(100)%
Consumer land or lots	220	248	672	836	(11)%	(67)%	(74)%
Unimproved land	381	411	558	8	(7)%	(32)%	4,663%
Developed lots for operative builders	—	—	2	—	n/m	(100)%	n/m
Commercial lots	—	153	—	—	(100)%	n/m	n/m
Total land, lot and other construction	601	812	1,232	2,268	(26)%	(51)%	(74)%
Owner occupied	3,163	1,512	3,052	2,949	109%	4%	7%
Non-owner occupied	1,157	966	1,834	1,286	20%	(37)%	(10)%
Total commercial real estate	4,320	2,478	4,886	4,235	74%	(12)%	2%
Commercial and industrial	2,354	4,127	2,036	12,780	(43)%	16%	(82)%
Agriculture	2,795	12,084	4,298	1,290	(77)%	(35)%	117%
1st lien	2,589	656	4,711	2,521	295%	(45)%	3%
Junior lien	738	160	624	715	361%	18%	3%
Total 1-4 family	3,327	816	5,335	3,236	308%	(38)%	3%
Multifamily residential	—	—	—	149	n/m	n/m	(100)
Home equity lines of credit	2,200	3,330	2,352	4,162	(34)%	(6)%	(47)%
Other consumer	789	739	1,187	1,388	7%	(34)%	(43)%
Total consumer	2,989	4,069	3,539	5,550	(27)%	(16)%	(46)%
States and political subdivisions	—	124	—	—	(100)	n/m	n/m
Other	797	715	1,081	389	11%	(26)%	105%
Total	$17,631	$25,225	$23,192	$29,954	(30)%	(24)%	(41)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Dec 31, 2019	Sep 30, 2019	Sep 30, 2020	Sep 30, 2020
Custom and owner occupied construction	$(9)	—	98	—	—	9
Pre-sold and spec construction	(19)	(12)	(18)	(12)	—	19
Total residential construction	(28)	(12)	80	(12)	—	28
Land development	(63)	(50)	(30)	(25)	—	63
Consumer land or lots	(217)	(17)	(138)	(160)	7	224
Unimproved land	(489)	(287)	(311)	(271)	—	489
Developed lots for operative builders	—	—	(18)	(18)	—	—
Commercial lots	(5)	(3)	(6)	(4)	—	5
Other construction	—	—	(142)	(142)	—	—
Total land, lot and other construction	(774)	(357)	(645)	(620)	7	781
Owner occupied	(82)	(49)	(479)	(35)	52	134
Non-owner occupied	246	115	2,015	1,861	295	49
Total commercial real estate	164	66	1,536	1,826	347	183
Commercial and industrial	740	576	1,472	1,066	1,317	577
Agriculture	309	33	21	(32)	315	6
1st lien	(27)	—	(12)	189	21	48
Junior lien	(169)	(129)	(303)	(254)	28	197
Total 1-4 family	(196)	(129)	(315)	(65)	49	245
Multifamily residential	(244)	(43)	—	—	—	244
Home equity lines of credit	79	24	19	(25)	310	231
Other consumer	233	161	603	380	445	212
Total consumer	312	185	622	355	755	443
Other	2,589	1,727	4,035	3,243	5,075	2,486
Total	$2,872	2,046	6,806	5,761	7,865	4,993

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

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$5,479,311	38%	$3,696,627	34%	$3,772,766	35%
NOW and DDA accounts	3,300,152	23%	2,645,404	25%	2,592,483	24%
Savings accounts	1,864,143	13%	1,485,487	14%	1,472,465	13%
Money market deposit accounts	2,557,294	18%	1,937,141	18%	1,940,517	18%
Certificate accounts	979,857	7%	958,501	9%	955,765	9%
Wholesale deposits	119,131	1%	53,297	—%	134,629	1%
Total interest bearing deposits	8,820,577	62%	7,079,830	66%	7,095,859	65%
Total deposits	$14,299,888	100%	$10,776,457	100%	$10,868,625	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2020	December 31, 2019
Repurchase agreements
Amount outstanding at end of period	$965,668	569,824
Weighted interest rate on outstanding amount	0.40%	0.74%
Maximum outstanding at any month-end	$965,668	569,824
Average balance	$720,593	470,351
Weighted-average interest rate	0.51%	0.79%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2020. Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the current year, the Company’s acquisition of SBAZ resulted in total consolidated assets exceeding $15 billion; accordingly, trust preferred securities are now included in Tier 2 capital. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of September 30, 2020 were $140 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2020 and determined its ACL of $16.1 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB advances
Borrowing capacity	$2,606,534	2,360,599
Amount utilized	(7,318)	(38,589)
Amount available	$2,599,216	2,322,010
FRB discount window
Borrowing capacity	$1,300,146	1,061,872
Amount utilized	—	—
Amount available	$1,300,146	1,061,872
Unsecured lines of credit available	$635,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$40,140	19,540
U.S. government sponsored enterprises	9,825	7,416
State and local governments	137,222	527,348
Corporate bonds	107,843	157,602
Residential mortgage-backed securities	1,062,492	210,356
Commercial mortgage-backed securities	956,345	401,849
Total unencumbered debt securities	$2,313,867	1,324,111

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,413,743 have been issued as of September 30, 2020. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2020. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2020, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2020:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	14.35%	13.12%	13.12%	10.08%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Income Before Income Taxes	$227,230	189,581
Federal and state income tax expense	42,690	36,447
Net Income	$184,540	153,134
Effective tax rate [1]	18.8%	19.2%
Income from tax-exempt debt securities, municipal loans and leases	$45,378	36,879
Benefits from federal income tax credits	$9,626	7,947
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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2020	$5,351	8,435	794	14,580
2021	5,642	10,031	736	16,409
2022	4,993	11,146	673	16,812
2023	4,398	11,167	640	16,205
2024	2,466	11,032	604	14,102
Thereafter	720	47,686	905	49,311
	$23,570	99,497	4,352	127,419

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2020			September 30, 2020
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,010,503	$11,592	4.59%	$1,013,072	$35,216	4.63%
Commercial loans [1]	9,636,631	110,847	4.58%	8,896,708	318,435	4.78%
Consumer and other loans	957,284	11,000	4.57%	947,372	33,771	4.76%
Total loans [2]	11,604,418	133,439	4.57%	10,857,152	387,422	4.77%
Tax-exempt investment securities [3]	1,379,577	13,885	4.03%	1,237,779	37,542	4.04%
Taxable investment securities [4]	2,809,545	14,568	2.07%	2,380,184	43,070	2.41%
Total earning assets	15,793,540	161,892	4.08%	14,475,115	468,034	4.32%
Goodwill and intangibles	572,759			562,533
Non-earning assets	794,165			760,758
Total assets	$17,160,464			$15,798,406
Liabilities
Non-interest bearing deposits	$5,171,984	$—	—%	$4,528,500	$—	—%
NOW and DDA accounts	3,218,536	642	0.08%	2,971,702	2,244	0.10%
Savings accounts	1,804,438	166	0.04%	1,670,722	580	0.05%
Money market deposit accounts	2,453,659	1,161	0.19%	2,262,781	4,025	0.24%
Certificate accounts	981,385	1,936	0.78%	986,807	6,940	0.94%
Total core deposits	13,630,002	3,905	0.11%	12,420,512	13,789	0.15%
Wholesale deposits [5]	86,852	47	0.22%	70,880	332	0.63%
FHLB advances	21,273	70	1.30%	103,700	684	0.87%
Repurchase agreements and other borrowed funds	1,049,002	2,062	0.78%	892,418	6,960	1.04%
Total interest bearing liabilities	14,787,129	6,084	0.16%	13,487,510	21,765	0.22%
Other liabilities	120,294			149,423
Total liabilities	14,907,423			13,636,933
Stockholders’ Equity
Common stock	954			947
Paid-in capital	1,493,353			1,467,623
Retained earnings	622,099			586,963
Accumulated other comprehensive income	136,635			105,940
Total stockholders’ equity	2,253,041			2,161,473
Total liabilities and stockholders’ equity	$17,160,464			$15,798,406
Net interest income (tax-equivalent)		$155,808			$446,269
Net interest spread (tax-equivalent)			3.92%			4.10%
Net interest margin (tax-equivalent)			3.92%			4.12%
______________________________
1Includes tax effect of $1.3 million and $3.9 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2020, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $2.8 million and $7.6 million on tax-exempt debt securities income for the three and nine months ended September 30, 2020, respectively.
4Includes tax effect of $266 thousand and $798 thousand on federal income tax credits for the three and nine months ended September 30, 2020, respectively.
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

	Nine Months ended
	2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,260	(1,389)	871
Commercial loans (tax-equivalent)	79,812	(33,646)	46,166
Consumer and other loans	3,016	(2,390)	626
Investment securities (tax-equivalent)	19,872	(10,698)	9,174
Total interest income	104,960	(48,123)	56,837
Interest expense
NOW and DDA accounts	742	(1,536)	(794)
Savings accounts	151	(328)	(177)
Money market deposit accounts	1,140	(790)	350
Certificate accounts	569	(278)	291
Wholesale deposits	(1,694)	(1,035)	(2,729)
FHLB advances	(6,280)	(1,973)	(8,253)
Repurchase agreements and other borrowed funds	3,877	(4,740)	(863)
Total interest expense	(1,495)	(10,680)	(12,175)
Net interest income (tax-equivalent)	$106,455	(37,443)	69,012

Net interest income (tax-equivalent) increased $69.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The interest income for the first nine months of 2020 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio which included increases from the PPP loans. Total interest expense decreased from the prior year primarily from decreased balances of FHLB advances and a decrease in rates on both borrowings and deposits.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of September 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

October 30, 2020	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

October 30, 2020	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO