Form 10-K
period 2020-12-31
GLACIER BANCORP, INC.
filed 2021-03-01
CIK 868671

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
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3,355,430,758 (based on the average bid and asked price as quoted on the NASDAQ Global Select Market as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on February 2, 2021 was 95,426,364. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2021 Annual Meeting Proxy Statement dated on or about March 16, 2021 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ACL – allowance for credit losses	GAAP – accounting principles generally accepted in the
ALCO – Asset Liability Committee	United States of America
ARRC – Alternative Reference Rates Committee	GDP - Gross domestic product
ASC – Accounting Standards CodificationTM	Ginnie Mae – Government National Mortgage Association
ASU – Accounting Standards Update	GLBA – Gramm-Leach-Bliley Financial Services
ATM – automated teller machine	Modernization Act of 1999
Bank – Glacier Bank	Heritage – Heritage Bancorp and its subsidiary, Heritage Bank of Nevada
Basel III – third installment of the Basel Accords	HTM - Held-to-maturity
BHCA – Bank Holding Company Act of 1956, as amended	Interest rate locks – residential real estate derivatives for commitments
Board – Glacier Bancorp, Inc.’s Board of Directors	Interstate Act – Riegle-Neal Interstate Banking and Branching
bp or bps – basis point(s)	Efficiency Act of 1994
BSA – Bank Secrecy Act	IRS – Internal Revenue Service
CARES Act - Coronavirus Aid, Relief, and Economic Security Act	KWB NASDAQ Regional Banking Index - KBW Regional
CDE – Certified Development Entity	Banking Index
CDFI Fund – Community Development Financial Institutions Fund	LIBOR – London Interbank Offered Rate
CEO – Chief Executive Officer	LIHTC – Low-Income Housing Tax Credit
CECL – current expected credit losses	MT Division of Banking – Montana Department of Administration’s
CFO – Chief Financial Officer	Division of Banking and Financial Institutions
CFPB – Consumer Financial Protection Bureau	NII – net interest income
Collegiate – Columbine Capital Corp. and its subsidiary,	NMTC – New Markets Tax Credits
Collegiate Peaks Bank	NOW – negotiable order of withdrawal
Company – Glacier Bancorp, Inc.	NRSRO – Nationally Recognized Statistical Rating Organizations
COSO – Committee of Sponsoring Organizations of the	OCI – other comprehensive income
Treadway Commission	OREO – other real estate owned
COVID-19 – coronavirus disease of 2019	Patriot Act – Uniting and Strengthening America by Providing Appropriate
CRA – Community Reinvestment Act of 1977	Tools Required to Intercept and Obstruct Terrorism Act of 2001
DDA – demand deposit account	PCAOB – Public Company Accounting Oversight Board (United States)
DIF – federal Deposit Insurance Fund	PCD – purchased credit-deteriorated
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	PPP – Paycheck Protection Program
Consumer Protection Act of 2010	Proxy Statement – the 2021 Annual Meeting Proxy Statement
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	Repurchase agreements – securities sold under agreements
Protection Act	to repurchase
Fannie Mae – Federal National Mortgage Association	ROU – right-of-use
FASB – Financial Accounting Standards Board	S&P – Standard and Poor’s
FDIC – Federal Deposit Insurance Corporation	SBA – United States Small Business Administration
FHLB – Federal Home Loan Bank	SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
Final Rules – final rules implemented by the federal banking	SEC – United States Securities and Exchange Commission
agencies that amended regulatory risk-based capital rules	SERP – Supplemental Executive Retirement Plan
FNB – FNB Bancorp and its subsidiary, The First National Bank	SOFR – Secured Overnight Financing Rate
of Layton	SOX Act – Sarbanes-Oxley Act of 2002
FRB – Federal Reserve Bank	Tax Act – The Tax Cuts and Jobs Act
Freddie Mac – Federal Home Loan Mortgage Corporation	TBA – to-be-announced
FSB – Inter-Mountain Bancorp., Inc., and its subsidiary,	TDR – troubled debt restructuring
First Security Bank	VIE – variable interest entity

PART I

Item 1. Business

General
Glacier Bancorp, Inc., headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The terms “Company,” "we," "us" and "our" mean Glacier Bancorp, Inc. and its subsidiaries, when appropriate. The Company is a publicly-traded company and its common stock trades on the NASDAQ Global Select Market under the symbol GBCI. We provide a full range of banking services to individuals and businesses from 193 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through our wholly-owned bank subsidiary, Glacier Bank (“Bank”). We offer a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. We serve individuals, small to medium-sized businesses, community organizations and public entities. For information regarding our lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2020, the Bank consists of sixteen bank divisions and a corporate division. The bank divisions operate under separate names, management teams and advisory directors and include the following:
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

The corporate division includes the Bank’s investment portfolio and wholesale borrowings, and other centralized functions. We consider the Bank to be our sole operating segment.

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

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities which qualify as Tier 2 regulatory capital instruments. The trust subsidiaries are not included in our consolidated financial statements. Our investments in the trust subsidiaries are included in other assets on our statements of financial condition.

As of December 31, 2020, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent Acquisitions
Our strategy is to profitably grow our business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain and Western states. We have completed the following acquisitions during the last five years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona (collectively, "SBAZ")	February 29, 2020	$745,420	451,702	603,289
Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada (collectively, "Heritage")	July 31, 2019	$977,944	615,279	722,220
FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton (collectively, "FNB")	April 30, 2019	379,155	245,485	274,646
Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank (collectively, “FSB”)	February 28, 2018	1,109,684	627,767	877,586
Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank (collectively, “Collegiate”)	January 31, 2018	551,198	354,252	437,171
TFB Bancorp, Inc. and its subsidiary, The Foothills Bank	April 30, 2017	385,839	292,529	296,760
Treasure State Bank	August 31, 2016	76,165	51,875	58,364

See Note 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the 2020 and 2019 acquisitions.

Market Area and Competition
We have 193 locations, which consists of 172 branches and 21 loan or administration offices, in 71 counties within 8 states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The market area’s economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including savings and loans, commercial banks, and credit unions in the markets in which we have locations. Competition is also increasing for deposit and lending services from internet-based competitors. Non-depository financial service institutions, primarily in the securities, insurance and retail industries, have also become competitors for retail savings, investment funds and lending activities. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including on-line banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, relationships with customers and the quality of service.
The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the eight states we operate in. Percent of deposits are based on the FDIC summary of deposits survey as of June 30, 2020.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	72	18	24.9%
Idaho	28	9	7.8%
Utah	10	5	0.1%
Washington	16	7	2.4%
Wyoming	18	9	15.1%
Colorado	26	13	1.5%
Arizona	16	7	0.7%
Nevada	7	3	6.0%
	193	71

Human Capital
As of December 31, 2020, we employed 3,032 persons, 2,837 of whom were employed full time. No employees were represented by a collective bargaining group. We believe our employees are united by our commitment to serve our customers and communities and that our customers are best served by a staff of competent, caring employees who are customer oriented. Our employees are one of our most valuable assets. We consider our employee relations to be excellent.

We strive to provide a safe and gratifying workplace for our employees. We promote and support a work environment free from any form of harassment, discrimination, bullying, or retaliation, and we are committed to principles of equal employment opportunity and to taking affirmative steps to hire and advance qualified minorities, women, individuals with disabilities, and protected veterans. We also encourage employee growth and development in a variety of ways, including through formal and informal training, relationships with colleagues and internal mentors, and by making a variety of resources available.

The Company has established a Training Committee charged with creating company-wide training expectations for employees to encourage adherence to internal policies and procedures and compliance with the variety of laws and regulations applicable to our operations. We also strive to offer multidisciplinary educational opportunities for employees to improve their knowledge and skills for their current positions, as well as to create opportunities to advance within the organization. Other targeted development opportunities are available for group leaders and promising employees, such as tuition support for employees seeking additional degrees or certifications through our Tuition Reimbursement program.

Our employee’s overall health and well-being is a top priority. It is our goal for all employees to work hard and experience a high quality work life, but we also encourage employees to be active participants in our communities, and to enjoy quality time with their families and cultivate their independent interests. We have developed several programs to encourage a safe and healthy workplace, including:

• GBCI Injury and Illness Prevention Program
• Work-life Balance Employee Assistance Program (EAP)
• WellSteps program offering assessments, goal setting tools, activities, incentives, and rewards
• The appointment of Safety & Wellness Ambassadors
• Quarterly Wellness Campaigns
• Workstation Ergonomics Assessments

Through our Injury and Illness Prevention Program, we have established protocols for minimizing work place injuries and incidents. Instilling safety as a standard of practice is facilitated by a Safety Committee at each of our banking divisions and by Safety & Wellness Ambassadors at each location.

We also believe employee retention is critical to our success, and we are proud of our track record when it comes to retaining employees, including many employees at institutions we acquire. Retention strategies are woven into all our compensation and retirement programs, and even our efforts at expansion. We provide our qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave. In addition we offer a Profit Sharing and 401(k) Plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan for certain employees (“SERP”). For select management-level employees, we also offer our Short and Long-Term Incentive Plans, which are cash and equity-based compensation plans, respectively, that are designed to encourage achievement of short and long-term financial goals as our determined by our Board of Directors from time to time, and to further retention through long-term vesting of certain awards earned. See Note 14 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

We adapted quickly during the COVID-19 pandemic, to ensure that our employees were able to continue to work, receive a paycheck and to assist those who could not work. We quickly provided work from home capabilities for those employees who were able to do their jobs remotely. This action helped to create space for our employees and help slow the spread of the virus. We established a special time off benefit provided to those due to virus exposure or childcare issues so that they could remain at home, receive their pay and not exhaust their usual time off benefits. In addition we moved our vacation accrual caps to allow additional accruals for employees who continued to work during the pandemic. For employees who continued to work on site, we implemented safety protocols to mitigate risk of exposure. In addition, we expanded the scope of our EAP and regularly provided resources to employees to encourage wellness during the course of the pandemic.

Board of Directors and Committees
The Company's Board of Directors (“Board”) has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committee Membership” in the Company’s 2021 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

The Federal Reserve has also issued a policy statement on the payment of cash dividends by bank holding companies. In general, the policy statement expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the bank holding company’s earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. These various regulatory policies may affect our ability to pay dividends or otherwise engage in capital distributions.

The Dodd-Frank Act
General. The Dodd-Frank Act significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading, and operating activities of banks and bank holding companies. Some of the provisions of the Dodd-Frank Act that may impact our business and operations are summarized below.

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

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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
•positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and
•focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile and student loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

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
The Final Rules also require a capital conservation buffer designed to absorb losses during periods of economic stress. Failure to comply with this buffer requirement may result in constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The Final Rules change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. For additional information regarding trust preferred securities and their impact to regulatory capital, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements to qualify as “well capitalized”: 1) a Tier 1 common equity capital ratio of at least 6.5 percent; 2) a Tier 1 capital ratio of at least 8 percent; 3) a total capital ratio of at least 10 percent; 4) a Tier 1 leverage ratio of at least 5 percent; and 5) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on certain capital ratios. Undercapitalized institutions are subject to certain mandatory restrictions, including on capital distributions and growth. Significantly undercapitalized and critically undercapitalized institutions are subject to additional restrictions. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

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

Corporate Governance and Accounting
The Sarbanes-Oxley Act of 2002 (“SOX Act”) addressed, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. In general, the SOX Act among other matters 1) requires chief executive officers and chief financial officers to certify to the accuracy and completeness of periodic reports filed with the SEC and to certain matters relating to disclosure and accounting controls at public companies; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting insider transactions and periodic disclosures by public companies; and 4) requires companies to adopt and disclose information about corporate governance practices. As a publicly reporting company with the SEC, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ.

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

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on the average consolidated total assets less average tangible equity capital of a financial institution. Under the FDIC’s assessment system for determining payments to the DIF, insured depository institutions with more than $10 billion in assets are assessed under a “scorecard” methodology that seeks to capture both the probability that such an institution will fail and the magnitude of the impact on the DIF if such a failure occurs. In addition, the Dodd-Frank Act 1) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15 percent to 1.35 percent; 2) required that the DIF reserve ratio meet 1.35 percent by 2020; and 3) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent by imposing a surcharge on those institutions. The surcharge continued through September of 2018 when the DIF reserve ratio reached 1.36 percent, which was ahead of the Dodd-Frank Act’s 2020 deadline to meet the 1.35 percent reserve ratio. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state government agencies may also significantly impact our business. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), and the new administration under President Biden has demonstrated a general intent to regulate the financial services industry more strictly than the administration of his predecessor.

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

COVID-19 Legislation and Regulation
Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 pandemic. On March 27, 2020, the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which included $350 billion in stimulus for small businesses under the so-called Paycheck Protection Program (“PPP”), along with direct stimulus payments (i.e., “economic impact payments” or “stimulus payments”) for many eligible Americans. The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, which prompted Congress to negotiate additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enforcement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing. Further, on July 3, 2020, the President extended the deadline for potential borrowers to apply for Paycheck Protection Program funds until August 8, 2020. And recently, on December 21, 2020, Congress passed the Consolidated Appropriations Act, which was signed into law by the President on December 27th, and included another $284 billion to fund an expansion to the PPP, subject to certain changes in eligibility requirements and program design. The Bank is taking additional loan applications, and making new loans, under the program, as most recently updated. The legislative and regulatory landscape surrounding the COVID-19 pandemic is rapidly changing, and neither the Company nor the Bank can predict with certainty the impact it will have on our operations or business.

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

Economy and Our Markets

The effects of the COVID-19 pandemic could adversely affect our customers’ future results of operations and/or the market price of our stock.
The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting U.S. governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and U.S. markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has led to increased volatility in the market price of our stock and stocks in general.

The Company believes it is well positioned to mitigate the potential financial impact of the COVID-19 pandemic with a strong liquidity and capital position. The Company has implemented several measures to manage through the pandemic, including:
•launched a pandemic team that addresses the daily impact to our business;
•proactively reaching out to, and working with customers, to assess their needs and provide funding, flexible repayment options or modifications as necessary;
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

Nonetheless, any future deterioration in economic conditions in the markets the Bank serves as a consequence of the pandemic, or a failure of the economy to recover from pandemic related disruptions as quickly as anticipated, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

National and international economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.
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
Commercial banking is a highly competitive business and a consolidating industry. The Bank competes with other commercial banks, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Bank is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Bank while others have greater financial resources than the Bank. If the Bank is unable to effectively compete in its market areas, the Bank’s business, our results of operations and prospects could be adversely affected.

We may not be able to continue to grow organically or through acquisitions.
Historically, we have expanded through a combination of organic growth and acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully compete for, complete, or integrate potential future acquisitions at the same pace. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock could have an impact on future acquisitions. Furthermore, there can be no assurance that we can successfully complete such transactions, since they are subject to regulatory review and approval.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
In the past, we have been active in acquiring banks and we may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into our operations, and being unable to profitably deploy funds acquired in an acquisition. We may not be able to continue to grow through acquisitions, and if we do, there is a risk of negative impacts of such acquisitions on our operating results and financial condition.

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

We anticipate that we might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share, book value per share, and the percentage ownership of current shareholders. In acquisitions involving the use of cash as consideration, there will be an impact on our capital position.

If goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2020 and 2019; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $514 million in goodwill, representing 22 percent of our stockholders' equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.

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

Credit and Asset Quality

The allowance for credit losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Bank maintains an allowance for credit losses (“ACL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ACL. This, in turn, could require material increases in the Bank’s provision for credit losses and ACL. By closely monitoring credit quality, the Bank attempts to identify deteriorating loans before they become non-performing assets and adjust the ACL accordingly. However, because future events are uncertain, and if difficult economic conditions occur, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ACL may be necessary beyond the levels commensurate with any loan growth. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ACL. Additionally, future significant additions to the ACL may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ACL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Bank’s loan portfolio and the adequacy of the ACL. These regulatory authorities may require the Bank to recognize further provision for credit losses or charge-offs based upon their judgments, which may be different from the Bank’s judgments. Any increase in the ACL could have an adverse effect, which could be material, on our financial condition and results of operations.

The Bank’s loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Bank’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, or an increase in charge-offs, which could have a material adverse impact on our results of operations and financial condition.

The Bank has a high concentration of loans secured by real estate, so any future deterioration in the real estate markets could require material increases in the ACL and adversely affect our financial condition and results of operations.
The Bank has a high degree of concentration in loans secured by real estate. Any future deterioration in the real estate markets could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Bank’s ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that the Bank will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ACL. This, in turn, could require material increases in the ACL which would adversely affect our financial condition and results of operations.

Non-performing assets could increase, which could adversely affect our results of operations and financial condition.
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which include OREO) adversely affect our financial condition and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for credit losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Bank’s control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and our directors, which reduces the time they have to focus on profitably growing our business.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings and capital.
The fair value of the Bank’s debt securities could decline as a result of factors including changes in market interest rates, tax reform, credit quality and credit ratings, lack of market liquidity and other economic conditions. For debt securities in an unrealized loss position, the Company may be required to record an allowance for credit losses or write down the security depending on the type of security and the circumstances. Any such impairment charge would have an adverse effect, which could be material, on our results of operations and financial condition, including its capital.

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

The Bank is subject to environmental liability risk associated with our lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We face competition from technologies used to support and enable banking and financial services.
Emerging technologies and advances and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading, marketplace lending, financial data aggregation and payment processing, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.

Interest Rates, Operations and Risk Management

Fluctuating interest rates can adversely affect profitability.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. While the Federal Reserve increased the federal funds target range seven times in 2017 and 2018, the target rate was decreased three times in 2019 and 2020 saw a return to target rates at or near historical lows as part of the fiscal response to the pandemic.

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
With Bank branches located in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, our business could be affected by a major natural catastrophe, such as a fire, flood, earthquake, or other natural disaster. The occurrence of any of these events may result in a prolonged interruption of our business, which could have a material adverse effect on our financial condition and operations.

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

We could suffer operational, reputational and financial harm if we fail to properly anticipate and manage risk.
We use models and strategies to forecast losses, project revenue, measure and assess capital requirements for credit, market, operational and strategic risks, and assess and control our operations and financial condition. These models require oversight, ongoing monitoring, and periodic reassessment. Models are subject to inherent limitations due to the use of historical trends and simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from the use of applications that may rely on artificial intelligence. Our models and strategies may not be adequate due to limited historical data and shocks caused by extreme or unanticipated market changes, especially during severe market downturns or stress events. Regardless of the steps we take to ensure effective controls, governance, monitoring and testing, and implement new risk management tools, we could suffer operational, reputational and financial harm if our models and strategies and other risk management tools fail to properly anticipate and manage current and evolving risks.

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

Regulatory Matters

We are subject to heightened regulatory requirements related to our having exceeded $10 billion in assets.
Because our total consolidated assets exceeded $10 billion during the first quarter of 2018, the Dodd-Frank Act and its implementing regulations impose additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with specific sections of the Federal Reserve's prudential oversight requirements. The Durbin Amendment, which was passed as part of the Dodd-Frank Act, instructed the Federal Reserve to establish rules limiting the amount of interchange fees that can be charged to merchants for debit card processing. The Federal Reserve's Final rules contained several key pieces, including in relevant part an interchange fee cap, certain fraud prevention adjustments, and, most notably, an exemption from the interchange fee cap for small issuers. Issuers with less than $10 billion in total assets (as of the end of the previous calendar year) are exempt from the Federal Reserve's interchange fee cap. As our total assets exceeded $10 billion, the interchange fee cap of the Durbin Amendment negatively affected the interchange income the Bank receives from electronic payment transactions. The interchange fee cap became effective to us commencing in July of 2019.

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
Periodically, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For information regarding the impact of recently issued accounting standards, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. In addition, the Dodd-Frank Act established 1.35 percent as the minimum DIF reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent (which is beyond what is required by law) and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. The increase is effective for banks in the first quarter following four consecutive quarters of total consolidated assets exceeding $10 billion. Since the Bank exceeded the $10 billion asset threshold in the first quarter of 2018, the increase in deposit insurance assessments to be paid by the Bank was effective in the first quarter of 2019. Additionally, under the FDIC’s assessment system for determining payments to the DIF, insured depository institutions with more than $10 billion in assets are assessed under a “scorecard” system.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 193 properties as of December 31, 2020:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	10	62	$122,014
Idaho	6	22	38,279
Utah	1	9	11,170
Washington	4	12	5,642
Wyoming	3	15	10,667
Colorado	5	21	31,118
Arizona	6	10	14,488
Nevada	1	6	11,116
Total	36	157	$244,494

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

The Company’s stock trades on the NASDAQ Global Select Market under the symbol: GBCI. As of December 31, 2020, there were approximately 1,669 shareholders of record for the Company’s common stock. The market range of high and low market prices for the Company’s common stock for the periods indicated are shown below:

	2020		2019
	High	Low	High	Low
First quarter	$46.10	26.66	45.47	37.58
Second quarter	46.54	30.30	43.44	38.65
Third quarter	38.13	30.05	42.61	37.70
Fourth quarter	47.05	31.29	46.51	38.99

The following table summarizes the Company’s dividends declared during the periods indicated:

	Years ended
	December 31, 2020	December 31, 2019
First quarter	$0.29	0.26
Second quarter	0.29	0.27
Third quarter	0.30	0.29
Fourth quarter	0.30	0.29
Special	0.15	0.20
Total	$1.33	1.31

Future cash dividends will depend on a variety of factors, including earnings, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulation considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2020.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the each investment was $100 on December 31, 2015 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Glacier Bancorp, Inc.	100.00	142.27	162.05	167.03	200.59	208.22
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
KBW Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91

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

The reconciling item between the GAAP and non-GAAP financial measures was due to the one-time tax expense of $19.7 million during the year ended December 31, 2017. The one-time tax expense was driven by The Tax Cuts and Jobs Act (“Tax Act”) and the change in the federal marginal corporate income tax rate from 35 percent to 21 percent for 2018 and future years, which resulted in the revaluation of its deferred tax assets and deferred tax liabilities (“net deferred tax asset”). The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset.

Basic earnings per share is calculated by dividing net income by average outstanding shares and diluted earnings per share is calculated by dividing net income by diluted average outstanding shares. The one-time tax expense of $19.7 million was included in determining income for both the GAAP basic earnings per share and the GAAP diluted earnings per share. Conversely, the one-time tax expense of $19.7 million was excluded in determining income for both the non-GAAP basic earnings per share and the non-GAAP diluted earnings per share. Average outstanding shares of 77,537,664 was used in the GAAP and non-GAAP basic earnings per share for the year ended December 31, 2017. Diluted average outstanding shares of 77,607,605 was used in the GAAP and non-GAAP diluted earnings per share for the year ended December 31, 2017.

The return on average assets ratio is calculated by dividing net income by average assets and the return on average equity ratio is calculated by dividing net income by average equity. The one-time tax expense of $19.7 million was included in determining income for both the GAAP return on average assets and the GAAP return on average equity. Conversely, the one-time tax expense of $19.7 million was excluded in determining income for both the non-GAAP return on average assets and the non-GAAP return on average equity. Average assets of $9.678 billion was used in the GAAP and non-GAAP return on average assets ratios for the year ended December 31, 2017. Average equity of $1.188 billion was used in the GAAP and non-GAAP return on average equity ratios for the year ended December 31, 2017.

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$18,504,206	$13,683,999	$12,115,484	$9,706,349	$9,450,600	35.2%	14.4%
Debt securities	5,527,650	2,799,863	2,869,578	2,426,556	3,101,151	97.4%	12.3%
Loans receivable, net	10,964,453	9,388,320	8,156,310	6,448,256	5,554,891	16.8%	14.6%
Allowance for credit losses	(158,243)	(124,490)	(131,239)	(129,568)	(129,572)	27.1%	4.1%
Goodwill and intangibles	569,522	519,704	338,828	191,995	159,400	9.6%	29.0%
Deposits	14,797,529	10,776,457	9,493,767	7,579,747	7,372,279	37.3%	15.0%
Federal Home Loan Bank advances	—	38,611	440,175	353,995	251,749	(100.0)%	(100.0)%
Securities sold under agreements to repurchase and other borrowed funds	1,037,651	598,644	410,859	370,797	478,090	73.3%	16.8%
Stockholders’ equity	2,307,041	1,960,733	1,515,854	1,199,057	1,116,869	17.7%	15.6%
Equity per share	24.18	21.25	17.93	15.37	14.59	13.8%	10.6%
Equity as a percentage of total assets	12.5%	14.3%	12.5%	12.4%	11.8%	(13.0)%	1.1%

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016	1-Year	5-Year
Summary Statements of Operations
Interest income	$627,064	$546,177	$468,996	$375,022	$344,153	14.8%	12.7%
Interest expense	27,315	42,773	35,531	29,864	29,631	(36.1)%	(1.6)%
Net interest income	599,749	503,404	433,465	345,158	314,522	19.1%	13.8%
Provision for credit losses	39,765	57	9,953	10,824	2,333	69,663.2%	76.3%
Non-interest income	172,867	130,774	118,824	112,239	107,318	32.2%	10.0%
Non-interest expense	404,811	374,927	320,127	265,571	258,714	8.0%	9.4%
Income before income taxes	328,040	259,194	222,209	181,002	160,793	26.6%	15.3%
Federal and state income tax expense [1]	61,640	48,650	40,331	44,926	39,662	26.7%	9.2%
Net income [1]	$266,400	$210,544	$181,878	$136,076	$121,131	26.5%	17.1%
Basic earnings per share [1]	$2.81	$2.39	$2.18	$1.75	$1.59	17.6%	12.1%
Diluted earnings per share [1]	$2.81	$2.38	$2.17	$1.75	$1.59	18.1%	12.1%
Dividends declared per share	$1.33	$1.31	$1.31	$1.14	$1.10	1.5%	3.9%

	At or for the Years ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Selected Ratios and Other Data
Return on average assets [1]	1.62%	1.64%	1.59%	1.41%	1.32%
Return on average equity [1]	12.15%	12.01%	12.56%	11.46%	10.79%
Dividend payout ratio [1]	47.33%	54.81%	60.09%	65.14%	69.18%
Average equity to average asset ratio	13.35%	13.69%	12.67%	12.27%	12.27%
Total capital (to risk-weighted assets)	14.63%	14.95%	14.70%	15.64%	16.38%
Tier 1 capital (to risk-weighted assets)	12.42%	13.76%	13.37%	14.39%	15.12%
Common Equity Tier 1 (to risk-weighted assets)	12.42%	12.58%	12.10%	12.81%	13.42%
Tier 1 capital (to average assets)	9.12%	11.65%	11.35%	11.90%	11.90%
Net interest margin on average earning assets (tax-equivalent)	4.09%	4.39%	4.21%	4.12%	4.02%
Efficiency ratio [2]	49.97%	57.78%	54.73%	53.94%	55.88%
Allowance for credit losses as a percent of loans	1.42%	1.31%	1.58%	1.97%	2.28%
Allowance for credit losses as a percent of nonperforming loans	470%	385%	266%	255%	257%
Non-performing assets as a percentage of subsidiary assets	0.19%	0.27%	0.47%	0.68%	0.76%
Non-performing assets	$35,433	37,437	56,750	65,179	71,385
Loans originated and acquired	$7,934,881	4,607,536	4,301,678	3,629,493	3,474,000
Number of full time equivalent employees	2,970	2,826	2,623	2,278	2,222
Number of locations	193	181	167	145	142
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates”, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements, including those factors set forth under “Risk Factors” and in other sections in this Annual Report on Form 10-K, or the documents incorporated by reference:
•the risks associated with lending and potential adverse changes of the credit quality of loans in the Company’s portfolio;
•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, which could adversely affect the Company’s net interest income and profitability;
•changes in the cost and scope of insurance from the FDIC and other third parties;
•the scope, duration, and effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions;
•legislative or regulatory changes, including actions taken by governmental authorities in response to the COVID-19 pandemic;
•ability to complete prospective future acquisitions;
•costs or difficulties related to the completion and integration of acquisitions;
•the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;
•changes in interest rates, deposit flows, costs of funds, demand for loan products and the demand for financial services in each case as may be further affected by the COVID-19 pandemic;
•the reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain and maintain customers;
•competition among financial institutions in the Company's markets may increase significantly, including due to the entry of new participants that rely on emerging technologies to make loans and acquire deposits which may not be as heavily regulated as we are;
•the risks presented by continued public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to grow the Company through acquisitions or raise capital in the future;
•the projected business and profitability of an expansion or the opening of a new branch could be lower than expected;
•consolidation in the financial services industry in the Company’s markets resulting in larger financial institutions with greater resources and decreasing opportunities to pursue acquisitions;
•dependence on the CEO, the senior management team and the Presidents of Glacier Bank divisions;
•material failure, potential interruption or breach in security of the Company’s systems or those of our vendors and technological changes or changes in actors and techniques used by cyber criminals which could expose us to new risks (e.g., cybersecurity), fraud or system failures;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2020 COMPARED TO DECEMBER 31, 2019

Highlights and Overview
The Company’s oversight of strategy was salient following the onset of the COVID-19 pandemic. The Company worked diligently to assess the impact of the pandemic on all facets of the Company, examining financial impacts, the ability to meet customer needs, the effect of regulatory actions to combat the pandemic on our operations, measures taken to protect the health and safety of our employees and customers and our business continuity strategy. The Company remained engaged on each of these initiatives throughout the year by receiving regular updates from management and providing input and oversight. Through continuous monitoring, the Company was able to take actions to ensure that disruptions to customers were minimal while preventing any furloughs, layoffs, or reductions in compensation for our employees.

In order to meet the needs of its customers impacted by the pandemic, the Company provided funding, flexible repayment options or modifications if necessary. During the year, the Company modified 3,054 loans in the amount of $1.515 billion primarily with short-term payment deferrals under six months. As of year end, only $94.9 million of the modifications remain in the deferral period. In addition, the Company originated Small Business Association (“SBA”) Paycheck Protection Program (“PPP”) loans for small businesses in its communities. The Company originated 16,090 PPP in the amount of $1.472 billion during the current year of which $539 million, or 37 percent, were forgiven by the SBA during the year. In the coming year, the Company will continue to remain flexible in responding to changing conditions due to COVD-19 in the markets it serves and remains optimistic it can continue to deliver profitable results.

During 2020, the Company acquired all the outstanding stock of SBAZ, a community bank based in Lake Havasu City, Arizona with total assets of $745 million. SBAZ provides banking services to individuals and business in Arizona with ten locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. Upon closing of the transaction, SBAZ was merged into the Company’s Foothills Bank division, which expanded the Company’s footprint in Arizona to cover all major markets and established it as a leading community bank in Arizona. See Note 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.

The Company ended the year at $18.504 billion in assets, which was a 35 percent increase over the prior year and was driven primarily by the current year acquisition along with increases from the PPP loans and debt securities purchased as a result of excess liquidity. Organic loan growth was $1.158 billion, or 12 percent, during the current year and excluding the PPP loans, organic loan growth was $249 million, or 3 percent. The Company experienced another great year in core deposit which organically increased $3.433 billion, or 32 percent, with non-interest bearing deposits increasing $1.616 billion, or 44 percent, during the year.

Tangible stockholders’ equity increased $296 million, or $2.60 per share, as a result of earnings retention, an increase in other comprehensive income (“OCI”) and Company stock issued in connection with the current year acquisition. The Company increased its total regular quarterly dividends declared from $1.11 per share during 2019 to $1.18 per share in 2020. During the current year, S&P Dow Jones Indices selected the Company to transition from the S&P SmallCap 600® to the S&P MidCap 400®. The S&P MidCap 400® index consist of 400 companies that are chosen with regard to market capitalizing, liquidity and industry representation.

The Company continued to decrease its non-performing assets and ended the year at $35.4 million, or 0.19 percent of assets, which was a decrease of $2.0 million, or 5 percent, from the prior year end. In addition, early stage delinquencies (accruing 30-89 days past due) as a percentage of loans at December 31, 2020 was 0.20 percent compared to 0.24 percent at the prior year end.

The Company had record net income for the year of $266 million, which was an increase of $55.9 million, or 27 percent, over the prior year net income of $211 million. Diluted earnings per share for the year was $2.81, an increase of 18 percent, from the 2019 diluted earnings per share of $2.38. The improvement in net income for 2020 was due to recent acquisitions, organic growth, the significant increase in commercial interest income from the PPP loans and the record year for gain on sale of loans. The Company's net interest margin for 2020 was 4.09 percent, a 30 basis points decrease from the net interest margin of 4.39 percent from 2019 which was primarily driven by the low rate environment and the shift in the earning asset mix from higher yielding loans to lower yielding debt securities.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and managing regulatory burden.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2020	December 31, 2019
Operating results
Net income	$266,400	210,544
Basic earnings per share	$2.81	2.39
Diluted earnings per share	$2.81	2.38
Dividends declared per share	$1.33	1.31
Market value per share
Closing	$46.01	45.99
High	$47.05	46.51
Low	$26.66	37.58
Selected ratios and other data
Number of common stock shares outstanding	95,426,364	92,289,750
Average outstanding shares - basic	94,883,864	88,255,290
Average outstanding shares - diluted	94,932,353	88,385,775
Return on average assets (annualized)	1.62%	1.64%
Return on average equity (annualized)	12.15%	12.01%
Efficiency ratio	49.97%	57.78%
Dividend payout ratio	47.33%	54.81%
Loan to deposit ratio	76.29%	88.92%
Number of full time equivalent employees	2,970	2,826
Number of locations	193	181
Number of ATMs	250	248

Recent Acquisitions
The Company completed the following acquisitions during the last two years:
•State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona;
•Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada; and
•FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton.

The business combinations were accounted for using the acquisition method with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information regarding acquisitions, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” The following table discloses the fair value of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	SBAZ February 29, 2020	Heritage July 31, 2019	FNB April 30, 2019
Total assets	$745,420	977,944	379,155
Debt securities	142,174	103,231	47,247
Loans receivable	451,702	615,279	245,485
Non-interest bearing deposits	141,620	296,393	93,647
Interest bearing deposits	461,669	425,827	180,999
Borrowings	10,904	—	7,273

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$633,142	$330,961	$302,181	91%
Debt securities, available-for-sale	5,337,814	2,575,252	2,762,562	107%
Debt securities, held-to-maturity	189,836	224,611	(34,775)	(15%)
Total debt securities	5,527,650	2,799,863	2,727,787	97%
Loans receivable
Residential real estate	802,508	926,388	(123,880)	(13%)
Commercial real estate	6,315,895	5,579,307	736,588	13%
Other commercial	3,054,817	2,094,254	960,563	46%
Home equity	636,405	617,201	19,204	3%
Other consumer	313,071	295,660	17,411	6%
Loans receivable	11,122,696	9,512,810	1,609,886	17%
Allowance for credit losses	(158,243)	(124,490)	(33,753)	27%
Loans receivable, net	10,964,453	9,388,320	1,576,133	17%
Other assets	1,378,961	1,164,855	214,106	18%
Total assets	$18,504,206	$13,683,999	$4,820,207	35%

Total debt securities of $5.528 billion at December 31, 2020 increased $2.728 billion, or 97 percent, from the prior year end. During 2020, the Company purchased debt securities with excess liquidity from the increase in core deposits and SBA forgiveness of PPP loans. Debt securities represented 30 percent of total assets at December 31, 2020 compared to 20 percent of total assets at December 31, 2019. The loan portfolio of $11.123 billion increased $1.610 billion, or 17 percent during the current year. Excluding the PPP loans and the SBAZ acquisition, the loan portfolio increased $249 million, or 3 percent, from the prior year end with the largest increase in commercial real estate loans which increased $401 million, or 7 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest bearing deposits	$5,454,539	$3,696,627	$1,757,912	48%
NOW and DDA accounts	3,698,559	2,645,404	1,053,155	40%
Savings accounts	2,000,174	1,485,487	514,687	35%
Money market deposit accounts	2,627,336	1,937,141	690,195	36%
Certificate accounts	978,779	958,501	20,278	2%
Core deposits, total	14,759,387	10,723,160	4,036,227	38%
Wholesale deposits	38,142	53,297	(15,155)	(28%)
Deposits, total	14,797,529	10,776,457	4,021,072	37%
Securities sold under agreements to repurchase	1,004,583	569,824	434,759	76%
Federal Home Loan Bank advances	—	38,611	(38,611)	(100%)
Other borrowed funds	33,068	28,820	4,248	15%
Subordinated debentures	139,959	139,914	45	—%
Other liabilities	222,026	169,640	52,386	31%
Total liabilities	$16,197,165	$11,723,266	$4,473,899	38%

Excluding the SBAZ acquisition, core deposits increased $3.433 billion, or 32 percent, from the prior year end, with non-interest bearing deposits increasing $1.616 billion, or 44 percent. The current year significant increase in deposits was attributable to a number of factors including the PPP loan proceeds deposited by customers and the increase in customer savings. Non-interest bearing deposits were 37 percent of total core deposits at December 31, 2020 compared to 34 percent at December 31, 2019.

Wholesale deposits of $38.1 million at December 31, 2020 decreased $15.2 million, or 28 percent, from the prior year end. Federal Home Loan Bank (“FHLB”) advances were paid off in full as of December 31, 2020, which resulted in a decrease of $38.6 million from the prior year. The reduction in wholesale deposits and FHLB advances were the result of the significant increase in core deposits which funded loans and debt security growth. Wholesale deposits and FHLB advances will continue to fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2020	December 31, 2019	$ Change	% Change
Common equity	$2,163,951	$1,920,507	$243,444	13%
Accumulated other comprehensive income	143,090	40,226	102,864	256%
Total stockholders’ equity	2,307,041	1,960,733	346,308	18%
Goodwill and core deposit intangible, net	(569,522)	(519,704)	(49,818)	10%
Tangible stockholders’ equity	$1,737,519	$1,441,029	$296,490	21%
Stockholders’ equity to total assets	12.47%	14.33%		(13%)
Tangible stockholders’ equity to total tangible assets	9.69%	10.95%		(12%)
Book value per common share	$24.18	$21.25	$2.93	14%
Tangible book value per common share	$18.21	$15.61	$2.60	17%

Tangible stockholders’ equity increased $296 million over the prior year, which was the result of $112 million of Company stock issued for the acquisitions of SBAZ and an increase in other comprehensive income and earnings retention. These increases more than offset the increase in goodwill and core deposit intangible associated with the acquisition. The current year decrease in both the stockholders’ equity to total assets ratio and the tangible stockholders’ equity to total tangible assets ratio was primarily the result of adding $909 million of PPP loans and $2.7 billion in debt securities. Tangible book value per common share of $18.21 at the current year end increased $2.60 per share from a year ago.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 2019.

Income Summary
The following table summarizes income for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2020	December 31, 2019
Net interest income
Interest income	$627,064	$546,177	$80,887	15%
Interest expense	27,315	42,773	(15,458)	(36%)
Total net interest income	599,749	503,404	96,345	19%
Non-interest income
Service charges and other fees	52,503	67,934	(15,431)	(23%)
Miscellaneous loan fees and charges	7,344	5,313	2,031	38%
Gain on sale of loans	99,450	34,064	65,386	192%
Gain on sale of investments	1,139	14,415	(13,276)	(92%)
Other income	12,431	9,048	3,383	37%
Total non-interest income	172,867	130,774	42,093	32%
Total income	$772,616	$634,178	$138,438	22%
Net interest margin (tax-equivalent)	4.09%	4.39%

Net Interest Income
Net-interest income of $600 million for 2020 increased $96.3 million, or 19 percent, over 2019. Interest income of $627 million for the current year increased $80.9 million, or 15 percent, from the prior year and was primarily attributable to a $67.4 million increase in income from commercial loans, including $38.2 million from the PPP loans. Additionally, interest income on debt securities increased $14.1 million, or 17 percent, over the prior year which resulted from the increased volume of debt securities. Interest expense of $27.3 million for 2020 decreased $15.5 million, or 36 percent over the prior year primarily as a result of decreased higher cost FHLB advances combined with the decrease in the cost of deposits and borrowings. The total funding cost (including non-interest bearing deposits) for 2020 was 19 basis points, which decreased 20 basis points compared to 39 basis points in 2019.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during 2020 was 4.09 percent, a 30 basis points decrease from the net interest margin of 4.39 percent for 2019. The core net interest margin, excluding 3 basis points of discount accretion and, 1 basis point of non-accrual interest, was 4.05 compared to a core margin of 4.30 percent in the prior year. Although the Company was successful in reducing the total, cost of funding, it was not enough to outpace the decrease in yields on loans and debt securities driven by the current interest rate environment and the shift in the earning asset mix from higher yielding loans to lower yielding debt securities.

Non-interest Income
Non-interest income of $173 million for 2020 increased $42.1 million, or 32 percent, over last year. Service charges and other fees of $52.5 million for 2020 decreased $15.4 million, or 23 percent, from the prior year as a result of a decrease in overdraft activity and the impact of the Durbin Amendment which outpaced the additional fees from increased customer accounts. As of July 1, 2019, the Company became subject to the Durbin Amendment which established limits on the amount of interchange fees that can be charged to merchants for debit card processing. Miscellaneous loan fees increased $2.0 million, or 38 percent, driven by increased activity primarily in residential real estate. Gain of $99.5 million on the sale of loans for 2020, increased $65.4 million, or 192 percent, compared to the prior year as a result of a significant increase in purchase and refinance activity driven by the decrease in interest rates. Other income increased $3.4 million from the prior year and was primarily the result of a gain of $2.4 million on the sale of a former branch building in the first quarter of 2020.

During the prior year third quarter, the Company terminated $260 million notional pay-fixed interest rate swaps and corresponding debt along with the sale of $308 million of available-for-sale debt securities. Sale of the investment securities resulted in a gain of $13.8 million in the prior year third quarter. Offsetting the gain was a $10 million loss recognized on the early termination of the interest swaps and a $3.5 million write-off of the remaining unamortized deferred prepayment penalties on FHLB borrowings.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2020	December 31, 2019
Compensation and employee benefits	$253,047	$222,753	$30,294	14%
Occupancy and equipment	37,673	34,497	3,176	9%
Advertising and promotions	10,201	10,621	(420)	(4%)
Data processing	21,132	17,392	3,740	22%
Other real estate owned	923	1,105	(182)	(16%)
Regulatory assessments and insurance	4,656	3,771	885	23%
Loss on termination of hedging activities	—	13,528	(13,528)	(100%)
Core deposit intangible amortization	10,370	8,485	1,885	22%
Other expenses	66,809	62,775	4,034	6%
Total non-interest expense	$404,811	$374,927	$29,884	8%

Total non-interest expense of $405 million for 2020 increased $29.9 million, or 8 percent, over the prior year. Compensation and employee benefits for 2020 increased $30.3 million, or 14 percent, from last year due to the increased number of employees from acquisitions and organic growth, increased real estate commissions, increased performance-related compensation and annual salary increases which more than offset the $8.9 million deferral of compensation cost from the PPP loans in the current year and the $5.4 million of stock compensation expense in the prior year from the Heritage acquisition. Occupancy and equipment expense for current year increased $3.2 million, or 9 percent from the prior year primarily from increased cost from acquisitions. Data processing expense for the current year increased $3.7 million, or 22 percent, from the prior year as a result of the increased costs from acquisitions along with increased investment in technology infrastructure. Regulatory assessment and insurance for the current year increased $885 thousand from the prior year primarily due to $2.5 million in Small Bank Assessment credits applied in 2019 that more than offset the $530 thousand in Small Bank Assessment credits applied in 2020 and the current year waiver of the State of Montana regulatory assessment. Other expenses of $66.8 million, increased $4.0 million, or 6 percent, from the prior year, including $1.9 million for third party consulting regarding improvements in technology, product and service offerings. Acquisition-related expenses were $7.8 million in the current year compared to $8.5 million in the prior year.

The prior year $13.5 million loss on termination of hedging activities included a $3.5 million write-off of the remaining unamortized deferred prepayment penalties on FHLB debt and a $10 million loss on the termination of pay-fixed interest rate swaps with notional amount of $260 million in the prior year third quarter.

Provision for Credit Losses
The following table summarizes the provision for credit losses on the loan portfolio, net charge-offs and select ratios relating to the provision for credit losses on loans for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs	ACL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2020	$(1,528)	$4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%
First quarter 2019	57	1,510	1.56%	0.44%	0.42%

The provision for credit losses was $39.8 million for 2020, including provision for credit losses of $37.6 million on the loan portfolio, $2.1 million of provision for credit losses on unfunded loan commitments, and no provision for credit losses on debt securities. The provision for credit losses was $37.6 million in the current year compared to $57 thousand prior year provision for credit losses on the loan portfolio. The current year increase was primarily attributable to changes in the economic forecast related to COVID-19. Net charge-offs during the current year were $7.7 million compared to $6.8 million during the prior year.

Efficiency Ratio
The efficiency ratio was 49.97 percent for 2020. Excluding the impact from the PPP loans, the efficiency ratio would have been 53.70 percent. The prior year efficiency ratio was 57.78 and excluding the impact from the termination of the cash flow hedges and the accelerated stock compensation expense, the efficiency ratio would have been 54.79 percent. Excluding these adjustments, the current year efficiency ratio decreased 109 basis points from the prior year efficiency ratio which was driven primarily by the combined increased on gain on sale of loans and the increased net interest income that more than offset the decrease in service fee income from the Durbin Amendment and increased compensation expense.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as available-for-sale or held-to-maturity. Non-marketable equity securities consist primarily of capital stock issued by the FHLB of Des Moines.

Debt Securities
In November 2018, the Company adopted FASB ASU 2017-12, Derivatives and Hedging, and in doing so redesignated state and local government securities with a carrying value of $270 million, from held-to-maturity classification to available-for-sale classification. The Company considers the available-for-sale classification of these debt securities to be appropriate since it no longer had the intent to hold them to maturity. Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to OCI. The Company’s debt securities are summarized below:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$38,588	1%	$20,044	1%	$23,649	1%	$31,127	1%	$39,407	1%
U.S. government sponsored enterprises	9,781	1%	43,677	1%	120,208	4%	19,091	1%	19,570	1%
State and local governments	1,416,683	26%	702,398	25%	852,250	30%	629,501	26%	786,373	25%
Corporate bonds	349,098	6%	157,602	6%	290,817	10%	216,762	9%	471,951	15%
Residential mortgage-backed securities	2,289,090	41%	738,724	26%	792,915	28%	779,283	32%	1,007,515	33%
Commercial mortgage-backed securities	1,234,574	22%	912,807	33%	491,824	17%	102,479	4%	100,661	3%
Total available-for-sale	5,337,814	97%	2,575,252	92%	2,571,663	90%	1,778,243	73%	2,425,477	78%
Held-to-maturity
State and local governments	189,836	3%	224,611	8%	297,915	10%	648,313	27%	675,674	22%
Total held-to-maturity	189,836	3%	224,611	8%	297,915	10%	648,313	27%	675,674	22%
Total debt securities	$5,527,650	100%	$2,799,863	100%	$2,869,578	100%	$2,426,556	100%	$3,101,151	100%

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

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSROx”) such as Standard and Poor’s (“S&P”) and Moody’s, as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$385,773	420,646	251,101	259,690
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,015,634	1,080,972	523,150	539,758
S&P: A+, A, A- / Moody’s: A1, A2, A3	101,494	109,504	113,275	120,048
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,230	3,217	3,302
Not rated by either entity	5,481	5,547	13,451	13,795
Below investment grade	—	—	201	201
Total	$1,511,599	1,619,899	904,395	936,794

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$625,660	672,610	445,584	465,066
General obligation - limited	121,886	129,250	119,884	124,939
Revenue	745,908	798,188	325,331	332,354
Certificate of participation	14,098	15,636	8,003	8,815
Other	4,047	4,215	5,593	5,620
Total	$1,511,599	1,619,899	904,395	936,794

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$235,036	254,976	14,701	14,870
California	148,564	166,311	23,482	24,406
Texas	143,421	154,511	112,397	121,641
Michigan	139,836	148,544	141,131	116,581
Washington	99,699	106,012	116,458	146,538
All other states	745,043	789,545	496,226	512,758
Total	$1,511,599	1,619,899	904,395	936,794

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2020. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$4	1.69%	$2,499	1.31%	$12,398	1.56%	$23,687	1.53%	$—	—%	$38,588	1.53%
U.S. government sponsored enterprises	9,002	1.05%	779	0.95%	—	—%	—	—%	—	—%	9,781	1.05%
State and local governments	9,255	2.31%	32,196	2.60%	252,176	3.52%	1,123,056	3.05%	—	—%	1,416,683	3.12%
Corporate bonds	111,085	3.46%	222,566	3.27%	15,447	3.76%	—	—%	—	—%	349,098	3.35%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,289,090	1.17%	2,289,090	1.17%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,234,574	2.38%	1,234,574	2.38%
Total available-for-sale	129,346	3.21%	258,040	3.16%	280,021	3.44%	1,146,743	3.02%	3,523,664	1.59%	5,337,814	2.09%
Held-to-maturity
State and local governments	484	1.82%	22,032	2.60%	67,678	2.75%	99,642	3.08%	—	—%	189,836	2.90%
Total held-to-maturity	484	1.82%	22,032	2.60%	67,678	2.75%	99,642	3.08%	—	—%	189,836	2.90%
Total debt securities	$129,830	3.20%	$280,072	3.12%	$347,699	3.30%	$1,246,385	3.02%	$3,523,664	1.59%	$5,527,650	2.12%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2020, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit loss is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at December 31, 2020.

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

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate loans	$802,508	7%	$926,388	10%	$887,742	11%	$720,728	11%	$674,347	12%
Commercial loans
Real estate	6,315,895	58%	5,579,307	59%	4,657,561	57%	3,577,139	55%	2,990,141	54%
Other commercial	3,054,817	28%	2,094,254	22%	1,911,171	23%	1,579,353	25%	1,342,250	24%
Total	9,370,712	86%	7,673,561	81%	6,568,732	80%	5,156,492	80%	4,332,391	78%
Consumer and other loans
Home equity	636,405	6%	617,201	7%	544,688	7%	457,918	7%	434,774	8%
Other consumer	313,071	3%	295,660	3%	286,387	4%	242,686	4%	242,951	4%
Total	949,476	9%	912,861	10%	831,075	11%	700,604	11%	677,725	12%
Loans receivable	11,122,696	102%	9,512,810	101%	8,287,549	102%	6,577,824	102%	5,684,463	102%
ACL	(158,243)	(2%)	(124,490)	(1%)	(131,239)	(2%)	(129,568)	(2%)	(129,572)	(2%)
Loans receivable, net	$10,964,453	100%	$9,388,320	100%	$8,156,310	100%	$6,448,256	100%	$5,554,891	100%
The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2020 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$210,290	1,943,066	336,277	2,489,633
After one year through five years	294,636	3,213,553	287,725	3,795,914
Thereafter	40,752	253,689	5,584	300,025
Fixed rate maturing
In one year or less	126,330	1,829,434	103,140	2,058,904
After one year through five years	114,965	1,647,208	180,312	1,942,485
Thereafter	15,535	483,762	36,438	535,735
Total	$802,508	9,370,712	949,476	11,122,696

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and on-line applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow for higher loan-to-values with appropriate risk mitigation such as documented compensating factors, credit enhancement, etc. For loans held for sale, the Company complies with each investor’s loan-to-value guidelines. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment.

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

PPP Loans
A PPP loan is a small business loan designed to assist qualifying businesses in keeping workers on the payroll during the Covid-19 pandemic. The program commenced on April 3, 2020 with June 30, 2020 (subsequently changed to August 8, 2020) as the last day to apply for and receive a PPP loan. As originally enacted, each PPP loan is 100% guaranteed by the SBA, has a 1% interest rate, 2-year maturity and 6-month payment deferral period starting from the loan disbursement date. The PPP program was further amended as of June 5, 2020 under the Paycheck Protection Program Flexibility Act with the primary changes to extend the period of qualifying expenditures from 8 weeks to 24 weeks, reduce the required use of funds for payroll expenses from 75% to 60%, change the deferral date from 6 months to the date of forgiveness, and extend the maturity from 2 years to 5 years for loans originated after the June 5, 2020 enactment date.

Home Equity Loans
The Company’s home equity loans of $636 million and $617 million as of December 31, 2020 and 2019, respectively, consist of 1-4 family junior lien mortgages and first and junior lien lines of credit secured by residential real estate. At December 31, 2020, the home equity loan portfolio consisted of 97 percent variable interest rate and 3 percent fixed interest rate loans. Approximately 58 percent of the home equity loans were in a first lien status with the remaining 42 percent in junior lien status. Approximately 3 percent of the home equity loans were closed-end amortizing loans and 97 percent were open-end, revolving home equity lines of credit. At December 31, 2019, the home equity loan portfolio consisted of 92 percent variable interest rate and 8 percent fixed interest rate loans. Approximately 56 percent of the home equity loans were in a first lien status with the remaining 44 percent in junior lien status. Approximately 5 percent of the home equity loans were closed-end amortizing loans and 95 percent were open-end, revolving home equity lines of credit.

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

States and Political Subdivisions Lending
The Company lends directly to state and local political subdivisions. The loans are typically secured by the full faith and credit of the municipality or a specific revenue stream such as water or sewer fees.  In general, state and local political subdivision loans carry a low risk of default and offer other complementary business opportunities such as deposits and cash management. The loans are generally long-term in nature and interest on many of these loans is tax-exempt for federal income tax purposes.

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

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. There are four additional loan approval levels: 1) the Bank divisions’ Officer Loan Committees, consisting of senior lenders and members of senior management; 2) the Bank divisions’ advisory boards; 3) the Bank’s Executive Loan Committee, consisting of the Bank divisions’ senior loan officers and the Company’s Chief Credit Administrator; and 4) Bank’s Board of Directors. Under banking laws, loans-to-one-borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $155 million and $240 million of loans with remaining interest reserves of $6.2 million and $8.6 million as of December 31, 2020 and 2019, respectively. During 2020 and 2019, the Company extended, renewed or restructured 6 loans and 42 loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $12.2 million and $30.4 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

Loan Purchases, Sales, and Servicing
Fixed rate, long-term mortgage loans are generally sold in the secondary market. The Company is active in the secondary market, primarily through the origination of conventional, Rural Development, Federal Housing Administration and Department of Veterans Affairs residential mortgages. The sale of loans in the secondary mortgage market reduces the Company’s risk of holding long-term, fixed rate loans during periods of rising interest rates. In connection with conventional loan sales, the Company typically sells the majority of mortgage loans originated with servicing released. In certain circumstances, the Company strategically retains servicing and in the current year has been more active in retaining the servicing. For the loans that are sold with servicing retained, the Company records a servicing right asset that is subsequently amortized over the life of the loan. The servicing assets are also evaluated for impairment based on the fair value of the servicing asset compared to the carrying value.

The Company has also been very active in generating commercial Small Business Administration (“SBA”) loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased debt securities collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions, and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

Loan Origination and Other Fees
In addition to interest earned on loans, the Company receives fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan. Loan origination fees are generally 1.0 to 1.5 percent on residential mortgages and 0.5 to 1.5 percent on commercial loans, excluding PPP loans. Consumer loans generally require a fixed fee amount. The Company also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications.

As enticement to financial institutions to administer the program, the SBA reimburses PPP lenders for processing a PPP loan via loan fees. The fee structure has changed with the new program with the following covering the fee structure for each program:

•5% for loans of not more than $350,000.
•3% for loans of more than $350,000 and less than $2 million.
•1% for loans of $2 million up to a maximum loan of $10 million that were available under the original PPP.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Other real estate owned	$1,744	5,142	7,480	14,269	20,954
Accruing loans 90 days or more past due
Residential real estate	934	753	788	2,366	266
Commercial	231	64	—	609	145
Other commercial	293	143	492	2,973	283
Home equity	135	—	428	—	192
Other consumer	132	452	310	129	213
Total	1,725	1,412	2,018	6,077	1,099
Non-accrual loans
Residential real estate	3,403	4,715	8,021	4,924	4,528
Commercial	15,817	15,650	27,264	27,331	30,216
Other commercial	9,509	6,592	8,619	8,298	8,817
Home equity	2,713	3,266	2,575	3,338	5,240
Other consumer	522	660	773	942	531
Total	31,964	30,883	47,252	44,833	49,332
Total non-performing assets	$35,433	37,437	56,750	65,179	71,385
Non-performing assets as a percentage of subsidiary assets	0.19%	0.27%	0.47%	0.68%	0.76%
ACL as a percentage of non-performing loans	470%	385%	266%	255%	257%
Accruing loans 30-89 days past due	$22,721	23,192	33,567	37,687	25,617
Accruing troubled debt restructurings	$42,003	34,055	25,833	38,491	52,077
Non-accrual troubled debt restructurings	$3,507	3,346	10,660	23,709	21,693
U.S. government guarantees included in non-performing assets	$3,011	1,786	4,811	2,513	1,746
Interest income [1]	$1,545	1,603	2,340	2,162	2,364
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $35.4 million at December 31, 2020 decreased $2.0 million, or 5 percent, over the prior year. Non-performing assets as a percentage of subsidiary assets at December 31, 2020 was 0.19 percent. Excluding the government guaranteed PPP loans, the non-performing assets as a percentage of subsidiary assets at December 31, 2020 was 0.20 percent, a decrease of 7 basis points from the prior year end. Early stage delinquencies (accruing loans 30-89 days past due) of $22.7 million at December 31, 2020 decreased $471 thousand from the prior year end. Early stage delinquencies as a percentage of loans at December 31, 2020 was 0.20 percent, which was a decrease of 4 basis points from prior year end. Excluding PPP loans, early stage delinquencies as a percentage of loans at December 31, 2020 was 0.22 percent, which was a 2 basis points decrease from prior year end.

Most of the Company’s non-performing assets are secured by real estate, and based on the most current information available to management, including updated appraisals or evaluations (new or updated), the Company believes the value of the underlying real estate collateral is adequate to minimize significant charge-offs or losses to the Company. Through pro-active credit administration, the Company works closely with its borrowers to seek favorable resolution to the extent possible, thereby attempting to minimize net charge-offs or losses to the Company. With very limited exceptions, the Company does not disburse additional funds on non-

performing loans. Instead, the Company proceeds to collection and foreclosure actions in order to reduce the Company’s exposure to loss on such loans.

For additional information on accounting policies relating to non-performing assets, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service the debt as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company’s TDR loans were $45.5 million and $37.4 million as of December 31, 2020 and December 31, 2019, respectively.

On March 27, 2020, the CARES Act was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the COVID-19 pandemic, and the CARES Act, along with related regulatory guidance, allows the Bank to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. For additional information on modifications related to the COVID-19 pandemic, see the COVID-19 Bank Loan Modifications and COVID-19 Higher Risk Industries - Enhanced Monitoring sections under “Additional Management’s Discussion and Analysis” below.

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO during 2020 was $2.3 million. The fair value of the loan collateral acquired in foreclosure during 2020 was $2.1 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of period	$5,142	7,480	14,269	20,954	26,815
Acquisitions	307	—	187	96	882
Additions	2,076	2,349	4,924	4,466	5,198
Capital improvements	145	63	21	—	149
Write-downs	(451)	(766)	(2,727)	(604)	(1,821)
Sales	(5,475)	(3,984)	(9,194)	(10,643)	(10,269)
Balance at end of period	$1,744	5,142	7,480	14,269	20,954

PPP, COVID-19 Bank Loan Modifications, and Higher Risk Industries
The following table summarizes information regarding PPP loans:

	December 31, 2020
(Dollars in thousands)	Number of PPP Loans	Amount of PPP Loans	Total Loans Receivable, Net of PPP Loans	PPP Loans (Amount) as a Percent of Total Loans Receivable, Net of PPP Loans
Residential real estate	—	$—	802,508	—%
Commercial real estate and other commercial
Real estate rental and leasing	896	37,285	3,484,537	1.07%
Accommodation and food services	1,200	108,273	657,770	16.46%
Healthcare	1,389	210,349	835,642	25.17%
Manufacturing	594	43,798	182,565	23.99%
Retail and wholesale trade	1,166	99,504	471,282	21.11%
Construction	1,607	128,101	758,308	16.89%
Other	4,532	281,863	2,071,435	13.61%
Home equity and other consumer	—	—	949,476	—%
Total	11,384	$909,173	10,213,523	8.90%

The Company originated SBA PPP loans primarily for small businesses in its communities. During the current year, the Company originated 16,090 PPP loans in the amount of $1.472 billion. During the fourth quarter of 2020, the Company actively worked with its customers to submit applications to the SBA for PPP loan forgiveness which resulted in a decrease of $539 million, or 37 percent, of the PPP loans.

The PPP loan originations generated $55.2 million of SBA processing fees, or an average of 3.75 percent, and $8.9 million of deferred compensation costs for total net deferred fees of $46.3 million. The Company recognized $38.2 million of interest income (including deferred fees and costs) from the PPP loans in 2020, which included $14.0 million acceleration of net deferred fees in interest income resulting from the SBA forgiveness of loans. Net deferred fees remaining on the balance of PPP loans at December 31, 2020 were $17.6 million, which will be recognized into interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

COVID-19 Bank Loan Modifications
In response to COVID-19, the Company modified 3,054 loans in the amount of $1.515 billion during the second quarter of 2020. These modifications were primarily short-term payment deferrals under six months. During the second half of 2020, the majority of the modified loan deferral periods expired, and the loans returned to regular payment status. As of December 31, 2020, $94.9 million of the modifications, or 93 basis points of the $10.214 billion of loans, net of the PPP loans, remain in the deferral period, a reduction of $1.420 billion from the $1.515 billion of the original loan modifications in the second quarter.

In addition to the Bank loan modifications presented above, the state of Montana created the Montana Loan Deferment Program for only Montana-based businesses that was implemented only in the third quarter. Cares Act funds were used to provide interest payments upfront and directly to lenders on behalf of participating borrowers to convert existing commercial loans to interest only status, resulting in the deferral of principal and interest for a period of six to twelve months. None of the interest payments are required to be repaid by the borrowers, thus providing a grant to the borrowers. This program was unique to Montana, had minimal qualification requirements, and required that participating lenders modify eligible loans to conform to the program in order for borrowers to qualify for the grant. As of December 31, 2020, the Company had $278 million in eligible loans benefiting from this grant program, which was 2.8 percent of total loans receivable, net of PPP loans.

COVID-19 Higher Risk Industries - Enhanced Monitoring
The Company has certain industries it has identified as at higher risk from COVID-19. The following table summarizes information regarding these higher risk loans:

	December 31, 2020
(Dollars in thousands)	Enhanced Monitoring Total Loans Receivable, Net of PPP Loans	Percent of Total Loans Receivable, Net of PPP Loans	Amount of Loan Modifications	Loan Modifications (Amount) as a Percent of Enhanced Monitoring Loans Receivable, Net of PPP Loans
Hotel and motel	$428,868	4.20%	14,032	3.27%
Restaurant	154,055	1.51%	7,999	5.19%
Travel and tourism	22,018	0.22%	—	—%
Gaming	14,220	0.14%	—	—%
Oil and gas	23,158	0.23%	1,435	6.20%
Total	$642,319	6.29%	23,466	3.65%

Excluding the PPP loans, the Company has $642 million, or 6 percent, of its total loan portfolio, with direct exposure to industries for which it has identified as higher risk, requiring enhanced monitoring. During the year, the Company modified $400 million of the loans in the higher risk industries. As of December 31, 2020, only $23.5 million, or 3.65 percent, of the loans in the higher risk industries have continuing modifications. The Company continues to conduct enhanced portfolio reviews and monitoring for potential credit deterioration within these industries.

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

The following table summarizes the allocation of the ACL as of the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category
Residential real estate	$9,604	7%	$10,111	10%	$10,631	11%	$10,798	11%	$12,436	12%
Commercial real estate	86,999	57%	69,496	59%	72,448	56%	68,515	54%	65,773	52%
Other commercial	49,133	27%	36,129	22%	38,160	23%	39,303	24%	37,823	24%
Home equity	8,182	6%	4,937	6%	5,811	7%	6,204	7%	7,572	8%
Other consumer	4,325	3%	3,817	3%	4,189	3%	4,748	4%	5,968	4%
Total	$158,243	100%	$124,490	100%	$131,239	100%	$129,568	100%	$129,572	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of period	$124,490	131,239	129,568	129,572	129,697
Impact of adopting CECL	3,720	—	—	—	—
Acquisitions	49	—	—	—	—
Provision for credit losses	37,637	57	9,953	10,824	2,333
Charge-offs
Residential real estate	(21)	(608)	(728)	(199)	(464)
Commercial real estate	(3,497)	(2,460)	(3,469)	(6,188)	(3,082)
Other commercial	(4,860)	(4,189)	(5,044)	(2,856)	(1,144)
Home equity	(384)	(90)	(210)	(488)	(1,185)
Other consumer	(5,046)	(7,831)	(8,356)	(9,600)	(5,621)
Total charge-offs	(13,808)	(15,178)	(17,807)	(19,331)	(11,496)
Recoveries
Residential real estate	61	251	87	82	207
Commercial real estate	1,094	2,212	3,058	1,778	3,664
Other commercial	1,811	2,181	1,986	1,791	1,607
Home equity	256	79	289	224	279
Other consumer	2,933	3,649	4,105	4,628	3,282
Total recoveries	6,155	8,372	9,525	8,503	9,039
Charge-offs, net of recoveries	(7,653)	(6,806)	(8,282)	(10,828)	(2,457)
Balance at end of period	$158,243	$124,490	$131,239	$129,568	$129,573
ACL as a percentage of total loans	1.42%	1.31%	1.58%	1.97%	2.28%
Net charge-offs as a percentage of average loans	0.07%	0.08%	0.11%	0.17%	0.05%
The ACL as a percentage of total loans outstanding at December 31, 2020 was 1.42 percent compared to 1.31 percent at the prior year end. The Company’s ACL of $158 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended December 31, 2020 and 2019, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2020, provision for credit losses exceeded the charge-offs, net of recoveries by $30.0 million. During the same period in 2019, the charge-offs, net of recoveries exceeded provision for credit losses by $6.7 million.

While the Company has incorporated its estimate of the impact of the COVID-19 pandemic into its calculation of the allowance based on assumptions and forecasts that existed as of the reporting period end, the current economic environment remains volatile and the Company cannot predict whether additional credit losses will be sustained as a result of the COVID-19 pandemic if assumptions and forecasts change in the future.

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ACL at a level that is determined determined to be appropriate in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Determining the adequacy of the ACL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ACL methodology is designed to reasonably estimate the probable credit losses within the Company’s loan portfolio. Accordingly, the ACL is maintained within a range of estimated losses. The determination of the ACL on loans, including provision for credit losses and net charge-offs, is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses, including the credit risk inherent in the loan portfolio, economic forecasts nationally and in the local markets in which the Company operates, trends and changes in collateral values, delinquencies, non-performing assets, net charge-offs, credit-related policies and personnel, and other environmental factors.

In determining the ACL, the loan portfolio is separated into pools of loans that share similar risk characteristics which are the Company’s loan segments. The Company then derives estimated loss assumptions from its model by loan segment which is further segregated by the credit quality indicators. The loss assumptions are then applied to each segment of loan to estimate the ACL on the pooled loans. For any loans that do not share similar risk characteristics, the estimated credit losses are determined on an individual loan basis and such loans primarily consist of non-accrual loans. An estimated credit loss is recorded on individually reviewed loans when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loans original effective interest rate) is less than the amortized cost of the loan.

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 193 locations, including 172 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of sixteen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

Although the Company continues to actively monitor economic trends and regulatory developments, no assurance can be given that the Company will not, in any particular period, sustain losses that are significant relative to the ACL amount, or that subsequent evaluations of the loan portfolio applying management’s judgment about then current factors will not require significant changes in the ACL. Under such circumstances, additional provision for credit losses could result.

For additional information regarding the ACL, its relation to the provision for credit losses on loans and risk related to asset quality, see Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Custom and owner occupied construction	$157,529	$143,479	$14,050	10%
Pre-sold and spec construction	148,845	180,539	(31,694)	(18%)
Total residential construction	306,374	324,018	(17,644)	(5%)
Land development	102,930	101,592	1,338	1%
Consumer land or lots	123,747	125,759	(2,012)	(2%)
Unimproved land	59,500	62,563	(3,063)	(5%)
Developed lots for operative builders	30,449	17,390	13,059	75%
Commercial lots	60,499	46,408	14,091	30%
Other construction	555,375	478,368	77,007	16%
Total land, lot, and other construction	932,500	832,080	100,420	12%
Owner occupied	1,945,686	1,667,526	278,160	17%
Non-owner occupied	2,290,512	2,017,375	273,137	14%
Total commercial real estate	4,236,198	3,684,901	551,297	15%
Commercial and industrial	1,850,197	991,580	858,617	87%
Agriculture	721,490	701,363	20,127	3%
1st lien	1,228,867	1,186,889	41,978	4%
Junior lien	41,641	53,571	(11,930)	(22%)
Total 1-4 family	1,270,508	1,240,460	30,048	2%
Multifamily residential	391,895	342,498	49,397	14%
Home equity lines of credit	657,626	617,900	39,726	6%
Other consumer	190,186	174,643	15,543	9%
Total consumer	847,812	792,543	55,269	7%
States and political subdivisions	575,647	533,023	42,624	8%
Other	156,647	139,538	17,109	12%
Total loans receivable, including loans held for sale	11,289,268	9,582,004	1,707,264	18%
Less loans held for sale [1]	(166,572)	(69,194)	(97,378)	141%
Total loans receivable	$11,122,696	$9,512,810	$1,609,886	17%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accruing Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2020	December 31, 2020
Custom and owner occupied construction	$247	185	247	—	—
Pre-sold and spec construction	—	743	—	—	—
Total residential construction	247	928	247	—	—
Land development	342	852	93	—	249
Consumer land or lots	201	330	74	—	127
Unimproved land	294	1,181	214	34	46
Developed lots for operative builders	—	—	—	—	—
Commercial lots	368	529	—	—	368
Other construction	—	—	—	—	—
Total land, lot and other construction	1,205	2,892	381	34	790
Owner occupied	6,725	4,608	6,605	—	120
Non-owner occupied	4,796	8,229	4,607	189	—
Total commercial real estate	11,521	12,837	11,212	189	120
Commercial and industrial	6,689	5,297	5,982	152	555
Agriculture	6,313	2,288	6,164	149	—
1st lien	5,353	8,671	4,419	934	—
Junior lien	301	569	301	—	—
Total 1-4 family	5,654	9,240	4,720	934	—
Multifamily residential	—	201	—	—	—
Home equity lines of credit	2,939	2,618	2,531	135	273
Other consumer	572	837	466	100	6
Total consumer	3,511	3,455	2,997	235	279
Other	293	299	261	32	—
Total	$35,433	37,437	31,964	1,725	1,744

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Custom and owner occupied construction	$788	$637	$151	24%
Pre-sold and spec construction	—	148	(148)	(100%)
Total residential construction	788	785	3	—%
Land development	202	—	202	n/m
Consumer land or lots	71	672	(601)	(89%)
Unimproved land	357	558	(201)	(36%)
Developed lots for operative builders	306	2	304	15,200%
Total land, lot and other construction	936	1,232	(296)	(24%)
Owner occupied	3,432	3,052	380	12%
Non-owner occupied	149	1,834	(1,685)	(92%)
Total commercial real estate	3,581	4,886	(1,305)	(27%)
Commercial and industrial	1,814	2,036	(222)	(11%)
Agriculture	1,553	4,298	(2,745)	(64%)
1st lien	6,677	4,711	1,966	42%
Junior lien	55	624	(569)	(91%)
Total 1-4 family	6,732	5,335	1,397	26%
Home equity lines of credit	2,840	2,352	488	21%
Other consumer	1,054	1,187	(133)	(11%)
Total consumer	3,894	3,539	355	10%
States and political subdivisions	2,358	—	2,358	n/m
Other	1,065	1,081	(16)	(1%)
Total	$22,721	$23,192	$(471)	(2%)
_________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2020
Custom and owner occupied construction	$(9)	98	—	9
Pre-sold and spec construction	(24)	(18)	—	24
Total residential construction	(33)	80	—	33
Land development	(106)	(30)	—	106
Consumer land or lots	(221)	(138)	7	228
Unimproved land	(489)	(311)	—	489
Developed lots for operative builders	—	(18)	—	—
Commercial lots	(55)	(6)	22	77
Other construction	—	(142)	—	—
Total land, lot and other construction	(871)	(645)	29	900
Owner occupied	(168)	(479)	57	225
Non-owner occupied	3,030	2,015	3,086	56
Total commercial real estate	2,862	1,536	3,143	281
Commercial and industrial	1,533	1,472	2,278	745
Agriculture	337	21	345	8
1st lien	69	(12)	127	58
Junior lien	(211)	(303)	27	238
Total 1-4 family	(142)	(315)	154	296
Multifamily residential	(244)	—	—	244
Home equity lines of credit	101	19	350	249
Other consumer	307	603	604	297
Total consumer	408	622	954	546
Other	3,803	4,035	6,905	3,102
Total	$7,653	6,806	13,808	6,155

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

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$5,454,539	37%	$3,696,627	34%	$3,001,178	32%	$2,311,902	31%	$2,041,852	28%
NOW and DDA accounts	3,698,559	25%	2,645,404	25%	2,391,307	25%	1,695,246	22%	1,588,550	22%
Savings accounts	2,000,174	13%	1,485,487	14%	1,346,790	14%	1,082,604	14%	996,061	13%
Money market deposit accounts	2,627,336	18%	1,937,141	18%	1,684,284	18%	1,512,693	20%	1,464,415	20%
Certificate accounts	978,779	7%	958,501	9%	901,484	9%	817,259	11%	948,714	13%
Wholesale deposits	38,142	—%	53,297	—%	168,724	2%	160,043	2%	332,687	4%
Total interest bearing deposits	9,342,990	63%	7,079,830	66%	6,492,589	68%	5,267,845	69%	5,330,427	72%
Total deposits	$14,797,529	100%	$10,776,457	100%	$9,493,767	100%	$7,579,747	100%	$7,372,279	100%

The following table summarizes the amounts outstanding at December 31, 2020 for deposits of $100,000 and greater, according to the time remaining to maturity. Excluded from the table are brokered demand deposits of $38 million.

(Dollars in thousands)	Certificates of Deposit	Demand Deposits	Total
Within three months	$155,889	9,881,831	10,037,720
Three months to six months	147,335	—	147,335
Seven months to twelve months	139,984	—	139,984
Over twelve months	157,237	—	157,237
Total	$600,445	9,881,831	10,482,276

For additional information on deposits, see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

For additional information concerning the Company’s borrowings, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Repurchase agreements
Amount outstanding at end of period	$1,004,583	569,824	396,151
Weighted interest rate on outstanding amount	0.33%	0.74%	0.87%
Maximum outstanding at any month end	$1,004,583	569,824	408,754
Average balance	$783,100	470,351	383,791
Weighted-average interest rate	0.46%	0.79%	0.59%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or has acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. Provisions of the Dodd-Frank Act require that once a depository institution holding company exceeds $15 billion in total consolidated assets and consummates a subsequent acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the acquisition occurred. During the current year, the Company’s total consolidated assets exceeded $15 billion and the Company consummated the acquisition of SBAZ; accordingly the trust preferred securities were included in Tier 2 capital instead of Tier 1. The Company also has subordinated debt that qualifies as Tier 2 capital. The subordinated debentures outstanding as of December 31, 2020 were $140 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of December 31, 2020 and determined its ACL of $16.1 million was adequate to absorb the estimated credit losses associated with its off-balance sheet arrangements.

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated VIEs, see Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The following table represents the Company’s contractual obligations as of December 31, 2020:

		Payments Due by Period
(Dollars in thousands)	Total	Indeter-minate Maturity [1]	2021	2022	2023	2024	2025	Thereafter
Deposits	$14,797,529	13,818,751	707,026	134,255	50,947	28,639	57,847	64
Repurchase agreements	1,004,583	—	1,004,583	—	—	—	—	—
Other borrowed funds	27,177	—	—	526	1,224	7,009	10,068	8,350
Subordinated debentures	139,959	—	—	—	—	—	—	139,959
Finance lease liabilities	8,099	—	260	266	272	280	285	6,736
Operating lease liabilities	68,378	—	4,639	4,407	3,979	3,987	3,931	47,435
Total	$16,045,725	13,818,751	1,716,508	139,454	56,422	39,915	72,131	202,544
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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2020	December 31, 2019
FHLB advances
Borrowing capacity	$2,446,759	2,360,599
Amount utilized	—	(38,589)
Letters of credit	(1,498)	—
Amount available	$2,445,261	$2,322,010
FRB discount window
Borrowing capacity	$1,269,778	1,061,872
Amount utilized	—	—
Amount available	$1,269,778	1,061,872
Unsecured lines of credit available	$635,000	230,000
Unencumbered debt securities
U.S. government and federal agency	$38,588	19,540
U.S. government sponsored enterprises	9,781	7,416
State and local governments	185,680	527,348
Corporate bonds	99,764	157,602
Residential mortgage-backed securities	1,994,927	210,356
Commercial mortgage-backed securities	1,028,944	401,849
Total unencumbered debt securities	$3,357,684	1,324,111

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,426,364 have been issued as of December 31, 2020. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2020. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2020, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2020:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.06%	12.91%	12.91%	9.56%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

Within in the Company’s geographic footprint, Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.925 percent in Idaho, 4.95 percent in Utah, 4.6 percent in Colorado and 4.9 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

Income tax expense for the years ended December 31, 2020 and 2019 was $61.6 million and $48.7 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2020 and 2019 was 18.8 percent and 18.8 percent, respectively. The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $62.5 million and $49.2 million for the years ended December 31, 2020 and 2019, respectively. Benefits from federal income tax credits were $14.9 million and $11.4 million for the years ended December 31, 2020 and 2019, respectively.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2021	$5,642	10,233	763	16,638
2022	4,994	11,476	664	17,134
2023	4,398	11,516	631	16,545
2024	2,466	11,375	595	14,436
2025	720	11,217	451	12,388
Thereafter	—	38,379	452	38,831
	$18,220	94,196	3,556	115,972

For additional information on income taxes, see Note 16 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Years ended
	December 31, 2020			December 31, 2019			December 31, 2018
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,006,001	$46,392	4.61%	$965,553	$46,899	4.86%	$868,467	$40,041	4.61%
Commercial loans [1]	9,057,210	441,762	4.88%	7,084,753	373,888	5.28%	6,134,018	308,263	5.03%
Consumer and other loans	948,379	44,559	4.70%	881,726	44,667	5.07%	774,813	38,292	4.94%
Total loans [2]	11,011,590	532,713	4.84%	8,932,032	465,454	5.21%	7,777,298	386,596	4.97%
Tax-exempt investment securities [3]	1,306,640	52,201	4.00%	917,454	38,195	4.16%	1,083,999	50,239	4.63%
Taxable investment securities [4]	2,746,855	59,027	2.15%	1,935,215	56,258	2.91%	1,802,704	47,771	2.65%
Total earning assets	15,065,085	643,941	4.27%	11,784,701	559,907	4.75%	10,664,001	484,606	4.54%
Goodwill and intangibles	564,603			410,561			311,321
Non-earning assets	784,075			611,788			453,394
Total assets	$16,413,763			$12,807,050			$11,428,716
Liabilities
Non-interest bearing deposits	$4,772,386	$—	—%	$3,323,641	$—	—%	$2,829,916	$—	—%
NOW and DDA accounts	3,094,675	2,849	0.09%	2,447,037	4,196	0.17%	2,242,935	3,862	0.17%
Savings accounts	1,737,272	742	0.04%	1,420,682	1,022	0.07%	1,298,985	862	0.07%
Money market deposit accounts	2,356,508	5,077	0.22%	1,787,149	5,385	0.30%	1,704,269	3,377	0.20%
Certificate accounts	986,126	8,568	0.87%	923,840	9,257	1.00%	919,356	6,497	0.71%
Wholesale deposits [5]	78,283	384	0.49%	137,442	3,420	2.49%	156,022	3,761	2.41%
FHLB advances	79,277	733	0.91%	265,712	9,023	3.35%	231,158	8,880	3.79%
Repurchase agreements and other borrowed funds	955,205	8,962	0.94%	625,242	10,470	1.67%	526,623	8,292	1.57%
Total interest bearing liabilities	14,059,732	27,315	0.19%	10,930,745	42,773	0.39%	9,909,264	35,531	0.36%
Other liabilities	162,079			123,002			71,901
Total liabilities	14,221,811			11,053,747			9,981,165
Stockholders’ Equity
Common stock	949			883			836
Paid-in capital	1,474,359			1,208,772			1,014,559
Retained earnings	604,796			510,601			452,996
Accumulated other comprehensive income (loss)	111,848			33,047			(20,840)
Total stockholders’ equity	2,191,952			1,753,303			1,447,551
Total liabilities and stockholders’ equity	$16,413,763			$12,807,050			$11,428,716
Net interest income (tax-equivalent)		$616,626			$517,134			$449,075
Net interest spread (tax-equivalent)			4.08%			4.36%			4.18%
Net interest margin (tax-equivalent)			4.09%			4.39%			4.21%
______________________________
1Includes tax effect of $5.3 million, $4.8 million and $4.1 million on tax-exempt municipal loan and lease income for the years ended December 31, 2020, 2019 and 2018, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $10.5 million, $7.8 million and $10.3 million on tax-exempt debt securities income for the years ended December 31, 2020, 2019 and 2018, respectively.
4Includes tax effect of $1.1 million, $1.1 million and $1.2 million on federal income tax credits for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Year ended December 31,			Year ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$1,964	(2,471)	(507)	4,476	2,382	6,858
Commercial loans (tax-equivalent)	105,403	(37,528)	67,875	47,779	17,846	65,625
Consumer and other loans	3,508	(3,616)	(108)	5,284	1,091	6,375
Investment securities (tax-equivalent)	39,760	(22,987)	16,773	(1,156)	(2,401)	(3,557)
Total interest income	150,635	(66,602)	84,033	56,383	18,918	75,301
Interest expense
NOW and DDA accounts	1,125	(2,471)	(1,346)	351	(17)	334
Savings accounts	231	(511)	(280)	81	79	160
Money market deposit accounts	1,735	(2,043)	(308)	164	1,844	2,008
Certificate accounts	651	(1,340)	(689)	32	2,728	2,760
Wholesale deposits	(1,467)	(1,570)	(3,037)	(448)	107	(341)
FHLB advances	(6,324)	(1,966)	(8,290)	1,327	(1,184)	143
Repurchase agreements and other borrowed funds	5,569	(7,077)	(1,508)	1,553	625	2,178
Total interest expense	1,520	(16,978)	(15,458)	3,060	4,182	7,242
Net interest income (tax-equivalent)	$149,115	(49,624)	99,491	53,323	14,736	68,059

Net interest income (tax-equivalent) increased $99.5 million for the year ended December 31, 2020 compared to the same period in 2019. The interest income for 2020 increased over the same period last year primarily from increased growth in commercial loans and investment securities. The growth in the commercial loan portfolio was driven by the PPP loans new for 2020. The growth in the investment securities was the result of security purchases utilizing excess liquidity from the increase in core deposits. Total interest expense decreased from the prior year primarily from the decreased rates on deposits and borrowings combined with a decreased amount of FHLB advances and wholesale deposits.

Net interest income (tax-equivalent) increased $68.1 million for the year ended December 31, 2019 compared to 2018. The interest income for 2019 increased over the same period last year primarily from increased loan growth in all categories, with the largest increase in the Company’s commercial loan portfolio. Consistent with the 2018, increases in interest rates on existing variable rate loans and new loans also increased the loan interest income. Total interest expense increased from 2018 primarily from the increase in money market deposit accounts, certificate accounts and repurchase agreements driven by both rate and volume increases.

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

Cyber Risk
A failure in or breach of the Company’s operational or security systems, or those of the Company’s third party service providers, including as a result of cyber-attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses. The Company employs detection and response mechanisms designed to contain and mitigate these risks. The Company maintains a robust information security program that is regularly reviewed, tested, and updated. This includes vulnerability and patch management programs, incident response planning, security monitoring, employee training, and security awareness testing. The Board's Risk Oversight Committee is responsible for monitoring the Company’s cyber risk management profile and related programs. The Board is responsible for approval of related policies.

Critical Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. The Company considers its accounting policies for the ACL, goodwill and fair value measurements to be critical accounting policies. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ significantly if different judgments or estimates were applied.

Allowance for Credit Losses
For information regarding the ACL, its relation to the provision for credit losses and risk related to asset quality, see the section captioned “Allowance for Credit Losses - Loans Receivable” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Goodwill
For information on goodwill, see Notes 1 and 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Fair Value Measurements
For information on fair value measurements, see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that may have had a material impact on the Company that became effective during 2020 or 2019 includes amendments to:
•FASB ASC Topic 326, Financial Instruments - Credit Losses
•FASB ASC Topic 350, Simplifying the Test for Goodwill;
•FASB Accounting Standards CodificationTM (“ASC”) Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs;
•FASB ASC Topic 842, Leases;

There is no authoritative accounting guidance which is pending adoption at December 31, 2020, that is expected to have a material impact on the Company.

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
The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Company’s Board that are reviewed and approved annually. The Board delegates responsibility for carrying out the asset/liability management policies to ALCO. In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Company’s goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.
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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2020. The Company’s NII sensitivity remained within policy limits at December 31, 2020.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-100 bps Rate shock	(4.77%)	(6.04%)
+100 bps Rate shock	1.14%	3.33%
+200 bps Rate shock	1.13%	5.55%
+200 bps Rate ramp	0.69%	2.97%
+300 bps Rate shock	1.32%	8.06%
+400 bps Rate shock	1.24%	10.17%
+400 bps Rate ramp	1.33%	2.70%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2021, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the Company changed its method for accounting for credit losses on investments, loans and unfunded loan commitments in 2020 due to the adoption of ASC Topic 326. As discussed below, the allowance for credit losses is considered a critical audit matter.

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

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board (FAB) Accounting Standards Update (ASU) No. 2016-13, Topic 326, Financial Instruments – Credit Losses, on January 1, 2020, which significantly changed the loan and allowance for credit losses (ACL) accounting and related financial statement disclosures. The Company’s consolidated ACL was approximately $158 million at December 31, 2020. The ACL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that the Company is unlikely to recover. The determination of the ACL includes a quantitative portion that calculates historical average loss rates and uses forecast assumptions and other inputs to project credit losses over the life of the loan portfolio. Additionally, the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust the ACL for projected credit losses that the quantitative allocations portion does not factor into its consideration. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ACL.

We identified the valuation of the ACL as a critical audit matter. Auditing the allowance for credit loss involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan grades and non-accrual, collateral dependent, and individually evaluated designations.

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls, including those related to technology over the ACL including data completeness and accuracy, classifications of loan segments, historical data, the calculation of baseline loss rates, the establishment of qualitative adjustments, identification of individually evaluated loans and risk classification of individual loans and/or loan relationships, establishment of specific reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole;
•Testing of completeness and accuracy of the information utilized in the ACL through testing of year-end loan balances, non-accrual and individually evaluated loan designations, gross charge-offs and recoveries;
•Testing of the Company’s ACL narrative supporting the overall ACL process in place and adjusted loss factors applied to various loan segments;
•Testing of the economic inputs utilized to generate the economic forecast multipliers utilized within the quantitative portion of the ACL;
•Testing the Company’s ACL model for computational accuracy;
•Evaluating the qualitative adjustments to the loan segments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions, including; management’s COVID-19 qualitative factor adjustments;
•Testing the loan review functions and evaluating the accuracy of loan grades, specific reserve calculations, and non-accrual and collateral-dependent identifications;
•Utilizing internal subject matter experts in the area of loan review to assist us in evaluating the appropriateness of loan grades, non-accrual and collateral dependent loan identifications and to assess the reasonableness of specific impairments allocated to impaired loans;
•Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within the banking industry, including, but not limited to the following:
◦Timing and frequency of improvements noted in key lending ratios that are indicative of potential credit risk in the overall loan portfolio and banking industry
◦Observation of trends in the Company’s overall qualitative factors to ensure directional consistency, the overall economic climate and risk trends identified in the loan portfolio
◦Evaluating the relevance and reliability of the data and data sources

Merger and Acquisition

As described in Note 23 to the consolidated financial statements, the Company consummated the acquisition of a bank holding company during the year ended December 31, 2020, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $58 million being recognized on the Company’s consolidated statement of financial condition. As part of the acquisition consummated during the year, management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

We identified the acquisition and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired net assets and acquisition related considerations involved a high degree of subjectivity in evaluating management’s operational assumptions of the newly acquired division, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

The primary procedures we performed to address this critical audit matter included:

•Obtaining and reviewing executed Plan and Agreement of Merger document to gain an understanding of the underlying terms of the consummated acquisition;
•Obtaining and reviewing management’s purchase accounting checklist to gain an understanding of procedures performed to identify and value the acquired assets and liabilities;
•Testing management’s purchase accounting analysis, focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to the identified assets acquired and liabilities assumed;
•Obtaining valuation estimates prepared by the Company’s valuation specialist and challenging management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied and valuation models utilized by the Company’s valuation specialist;
•Utilization of BKD’s internal valuation specialists to assist with evaluating the related fair value purchase price allocations made to the identified assets acquired and liabilities assumed;
•Testing the goodwill calculation resulting from the acquisition consummated, which is the difference between the total net consideration paid and the fair value of the net assets acquired;
•Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, on January 1, 2020, the Company adopted new accounting guidance for accounting for credit losses. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2005.

/s/ BKD, LLP

Denver, Colorado
March 1, 2021

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on Internal Control Over Financial Reporting

We have audited Glacier Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Denver, Colorado
March 1, 2021

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2020	December 31, 2019
Assets
Cash on hand and in banks	$227,108	198,639
Interest bearing cash deposits	406,034	132,322
Cash and cash equivalents	633,142	330,961
Debt securities, available-for-sale	5,337,814	2,575,252
Debt securities, held-to-maturity	189,836	224,611
Total debt securities	5,527,650	2,799,863
Loans held for sale, at fair value	166,572	69,194
Loans receivable	11,122,696	9,512,810
Allowance for credit losses	(158,243)	(124,490)
Loans receivable, net	10,964,453	9,388,320
Premises and equipment, net	325,335	310,309
Other real estate owned	1,744	5,142
Accrued interest receivable	75,497	56,047
Deferred tax asset	—	2,037
Core deposit intangible, net	55,509	63,286
Goodwill	514,013	456,418
Non-marketable equity securities	10,023	11,623
Bank-owned life insurance	123,763	109,428
Other assets	106,505	81,371
Total assets	$18,504,206	13,683,999
Liabilities
Non-interest bearing deposits	$5,454,539	3,696,627
Interest bearing deposits	9,342,990	7,079,830
Securities sold under agreements to repurchase	1,004,583	569,824
Federal Home Loan Bank advances	—	38,611
Other borrowed funds	33,068	28,820
Subordinated debentures	139,959	139,914
Accrued interest payable	3,305	4,686
Deferred tax liability	23,860	—
Other liabilities	194,861	164,954
Total liabilities	16,197,165	11,723,266
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	954	923
Paid-in capital	1,495,053	1,378,534
Retained earnings - substantially restricted	667,944	541,050
Accumulated other comprehensive income	143,090	40,226
Total stockholders’ equity	2,307,041	1,960,733
Total liabilities and stockholders’ equity	$18,504,206	13,683,999
Number of common stock shares issued and outstanding	95,426,364	92,289,750
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2020	December 31, 2019	December 31, 2018
Interest Income
Investment securities	$99,616	85,504	86,499
Residential real estate loans	46,392	46,899	40,041
Commercial loans	436,497	369,107	304,164
Consumer and other loans	44,559	44,667	38,292
Total interest income	627,064	546,177	468,996
Interest Expense
Deposits	17,620	23,280	18,359
Securities sold under agreements to repurchase	3,601	3,694	2,248
Federal Home Loan Bank advances	733	9,023	8,880
Other borrowed funds	646	215	95
Subordinated debentures	4,715	6,561	5,949
Total interest expense	27,315	42,773	35,531
Net Interest Income	599,749	503,404	433,465
Provision for credit losses	39,765	57	9,953
Net interest income after provision for credit losses	559,984	503,347	423,512
Non-Interest Income
Service charges and other fees	52,503	67,934	74,887
Miscellaneous loan fees and charges	7,344	5,313	6,805
Gain on sale of loans	99,450	34,064	27,134
Gain (loss) on sale of debt securities	1,139	14,415	(1,113)
Other income	12,431	9,048	11,111
Total non-interest income	172,867	130,774	118,824
Non-Interest Expense
Compensation and employee benefits	253,047	222,753	195,056
Occupancy and equipment	37,673	34,497	30,734
Advertising and promotions	10,201	10,621	9,566
Data processing	21,132	17,392	15,911
Other real estate owned	923	1,105	3,221
Regulatory assessments and insurance	4,656	3,771	5,075
Loss on termination of hedging activities	—	13,528	—
Core deposit intangible amortization	10,370	8,485	6,270
Other expenses	66,809	62,775	54,294
Total non-interest expense	404,811	374,927	320,127
Income Before Income Taxes	328,040	259,194	222,209
Federal and state income tax expense	61,640	48,650	40,331
Net Income	$266,400	210,544	181,878
Basic earnings per share	$2.81	2.39	2.18
Diluted earnings per share	$2.81	2.38	2.17
Dividends declared per share	$1.33	1.31	1.31
Average outstanding shares - basic	94,883,864	88,255,290	83,603,515
Average outstanding shares - diluted	94,932,353	88,385,775	83,677,185
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net Income	$266,400	210,544	181,878
Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on available-for-sale securities	139,208	77,158	(15,608)
Reclassification adjustment for (gains) losses included in net income	(1,138)	(14,423)	12
Net unrealized gains (losses) on available-for-sale securities	138,070	62,735	(15,596)
Tax effect	(34,853)	(15,896)	3,952
Net of tax amount	103,217	46,839	(11,644)
Unrealized (losses) gains on derivatives used for cash flow hedges	(472)	(7,047)	3,286
Reclassification adjustment for losses included in net income	—	10,816	2,334
Net unrealized gains (losses) on derivatives used for cash flow hedges	(472)	3,769	5,620
Tax effect	119	(955)	(1,424)
Net of tax amount	(353)	2,814	4,196
Total other comprehensive income (loss), net of tax	102,864	49,653	(7,448)
Total Comprehensive Income	$369,264	260,197	174,430

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2018	78,006,956	$780	797,997	402,259	(1,979)	1,199,057
Net income	—	—	—	181,878	—	181,878
Other comprehensive loss	—	—	—	—	(7,448)	(7,448)
Cash dividends declared ($1.31 per share)	—	—	—	(110,954)	—	(110,954)
Stock issued in connection with acquisitions	6,432,868	64	250,743	—	—	250,807
Stock issuances under stock incentive plans	81,868	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,514	—	—	2,514
Balance at December 31, 2018	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	210,544	—	210,544
Other comprehensive income	—	—	—	—	49,653	49,653
Cash dividends declared ($1.31 per share)	—	—	—	(117,563)	—	(117,563)
Stock issued in connection with acquisitions	7,519,617	75	316,463	—	—	316,538
Stock issuances under stock incentive plans	248,441	3	(3)	—	—	—
Stock-based compensation and related taxes	—	—	10,821	—	—	10,821
Cumulative-effect of accounting changes	—	$—	—	(25,114)	—	(25,114)
Balance at December 31, 2019	92,289,750	923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	266,400	—	266,400
Other comprehensive income	—	—	—	—	102,864	102,864
Cash dividends declared ($1.33 per share)	—	—	—	(127,159)	—	(127,159)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	129,570	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,417	—	—	4,417
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at December 31, 2020	95,426,364	$954	1,495,053	667,944	143,090	2,307,041

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Operating Activities
Net income	$266,400	210,544	181,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39,765	57	9,953
Net amortization of debt securities	16,893	12,985	13,095
Net accretion of purchase accounting adjustments and deferred loan fees and costs	(57,627)	(3,712)	(3,963)
Amortization of debt modification costs	—	4,630	1,649
Origination of loans held for sale	(2,070,843)	(983,988)	(841,451)
Proceeds from loans held for sale	2,093,549	985,345	896,145
Gain on sale of loans	(99,450)	(34,064)	(27,134)
(Gain) loss on sale of debt securities	(1,139)	(14,415)	1,113
Bank-owned life insurance income, net	(2,724)	(2,245)	(2,234)
Stock-based compensation, net of tax benefits	3,629	7,475	3,122
Depreciation and amortization of premises and equipment	20,420	18,592	16,019
Loss on sale and write-downs of other real estate owned, net	139	73	2,130
Deferred tax (benefit) expense	(6,863)	(356)	6,861
Amortization of core deposit intangibles	10,370	8,485	6,270
Amortization of investments in variable interest entities	11,282	9,700	7,639
Net (increase) decrease in accrued interest receivable	(17,663)	1,899	(2,741)
Net (increase) decrease in other assets	(20,926)	5,078	348
Net (decrease) increase in accrued interest payable	(1,507)	312	357
Net increase in other liabilities	5,840	254	11,655
Net cash provided by operating activities	189,545	226,649	280,711
Investing Activities
Sales of available-for-sale debt securities	—	712,113	226,842
Maturities, prepayments and calls of available-for-sale debt securities	758,879	711,838	357,876
Purchases of available-for-sale debt securities	(3,254,912)	(1,224,231)	(820,333)
Maturities, prepayments and calls of held-to-maturity debt securities	32,735	58,750	76,832
Principal collected on loans	4,732,941	3,250,220	2,691,953
Loan originations	(5,864,038)	(3,623,548)	(3,460,227)
Net additions to premises and equipment	(11,717)	(16,398)	(18,637)
Proceeds from sale of other real estate owned	5,572	4,670	9,385
Proceeds from redemption of non-marketable equity securities	76,618	118,516	87,221
Purchases of non-marketable equity securities	(71,399)	(97,597)	(87,975)
Proceeds from bank-owned life insurance	—	—	1,331
Investments in variable interest entities	(12,088)	(16,348)	(37,956)
Net cash received from acquisitions	43,713	79,333	101,268
Net cash used in investing activities	(3,563,696)	(42,682)	(872,420)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Financing Activities
Net increase in deposits	$3,418,199	285,856	599,037
Net increase in securities sold under agreements to repurchase	427,510	172,264	4,398
Net (decrease) increase in short-term Federal Home Loan Bank advances	(30,000)	(255,000)	85,000
Proceeds from long-term Federal Home Loan Bank advances	30,000	—	—
Repayments of long-term Federal Home Loan Bank advances	(38,589)	(151,160)	(1,198)
Net increase (decrease) in other borrowed funds	564	14,109	(5,059)
Cash dividends paid	(131,263)	(124,468)	(85,493)
Tax withholding payments for stock-based compensation	(1,082)	(1,293)	(1,214)
Proceeds from stock option exercises	993	2,896	24
Net cash provided by (used in) financing activities	3,676,332	(56,796)	595,495
Net increase in cash, cash equivalents and restricted cash	302,181	127,171	3,786
Cash, cash equivalents and restricted cash at beginning of period	330,961	203,790	200,004
Cash, cash equivalents and restricted cash at end of period	$633,142	330,961	203,790
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$28,822	42,461	35,174
Cash paid during the period for income taxes	63,021	36,817	26,489
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$—	—	270,331
Sale and refinancing of other real estate owned	215	7	406
Transfer of loans to other real estate owned	2,076	2,349	4,924
Right-of-use assets obtained in exchange for operating lease liabilities	7,406	9,948	—
Dividends declared during the period but not paid	14,572	18,686	25,726
Acquisitions
Fair value of common stock shares issued	112,133	316,538	250,807
Cash consideration	13,721	16,424	16,265
Effective settlement of pre-existing receivable	—	—	10,054
Fair value of assets acquired	745,420	1,357,099	1,660,882
Liabilities assumed	619,566	1,024,137	1,383,756

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

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

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for credit losses (“ACL” or “allowance”) on loans; 2) the valuation of debt securities; 3) the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; and 4) the evaluation of goodwill impairment. For the determination of the ACL on loans and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using independent party inputs.

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

On February 29, 2020, the Company completed the acquisition of State Bank Corp., the bank holding company for State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). In July 2019, the Company completed the acquisition of Heritage Bancorp, the bank holding company for Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”). In April 2019, the Company completed the acquisition of FNB Bancorp, the holding company for The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). In February 2018, the Company completed its acquisition of Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank, a community bank based in Bozeman, Montana (collectively, “FSB”). In January 2018, the Company completed its acquisition of Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank, a community bank based in Buena Vista, Colorado (collectively, “Collegiate”). The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 23.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to COVID-19. The required reserve balance at December 31, 2020 was $0.

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

The Company has acquired debt securities through acquisitions and if the securities have more than insignificant credit deterioration since origination, they are designated as purchased credit-deteriorated (“PCD”) securities. An ACL is determined using the same methodology as with other debt securities. The sum of a PCD security’s fair value and associated ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the debt security is a noncredit discount or premium, which is amortized into interest income over the life of the security. Subsequent changes to the ACL are recorded through provision for credit losses.

For additional information relating to debt securities, see Note 2.

Allowance for Credit Losses - Available-for-Sale Debt Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through other expense. For the available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which fair value is less than amortized cost, if there are any changes to the investment grade of the security by a rating agency, and if there any adverse conditions that impact the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a potential credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

The Company has elected to exclude accrued interest from the estimate of credit losses for available-for-sale debt securities. As part of its non-accrual policy, the Company charges-off uncollectable interest at the time it is determined to be uncollectable.

Allowance for Credit Losses - Held-to-Maturity Debt Securities
For estimating the allowance for held-to-maturity (“HTM”) debt securities that share similar risk characteristics with other securities, such securities are pooled based on major security type. For pools of such securities with similar risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit losses on securities in the held-to-maturity portfolio that do not share similar risk characteristics with any of the pools of debt securities are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the securities.

The Company has elected to exclude accrued interest from the estimate of credit losses for held-to-maturity debt securities. As part of its non-accrual policy, the Company charges off uncollectable interest at the time it is determined to be uncollectable.

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Loans held for sale are recorded at fair value and typically sold with servicing rights released. Changes in fair value are recognized in non-interest income. Fair value elections are made at the time of origination based on the Company’s fair value election policy.

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

The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. Loans that are intended to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest or straight-line methods. The interest method is utilized for loans with scheduled payment terms and the objective is to calculate periodic interest income at a constant effective yield. The straight-line method is utilized for revolving lines of credit or loans with no scheduled payment terms. When a loan is paid off prior to maturity, the remaining unamortized fees and costs on originated loans and unamortized premiums or discounts on acquired loans are immediately recognized into interest income.

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

The Company has acquired loans through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. The Company considers all acquired non-accrual loans to be PCD loans. In addition, the Company considers loans accruing ninety days or more past due with estimated credit losses or substandard loans with estimated credit losses to be PCD loans. An ACL is determined using the same methodology as other loans held for investment. The ACL determined on a collective basis is allocated to individual loans. The sum of a loan’s fair value and ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.

For additional information relating to loans, see Note 3.

Allowance for Credit Losses - Loans Receivable
The allowance for credit losses for loans receivable represents management’s estimate of credit losses over the expected contractual life of the loan portfolio. The estimate is determined based on the amortized cost of the loan portfolio including the loan balance adjusted for charge-offs, recoveries, deferred fees and costs, and loan discount and premiums. Recoveries are included only to the extent that such amounts were previously charged-off. The Company has elected to exclude accrued interest from the estimate of credit losses for loans. Determining the adequacy of the allowance is complex and requires a high degree of judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods.

The allowance is increased for estimated credit losses which are recorded as expense. The portion of loans and overdraft balances determined by management to be uncollectable are charged-off as a reduction to the allowance and recoveries of amounts previously charged-off increase the allowance. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.

The expected credit loss estimate process involves procedures to consider the unique characteristics of each of the Company’s loan portfolio segments, which consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. When computing the allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, credit and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The Company has determined a four consecutive quarter forecasting period is a reasonable and supportable period. Expected credit loss for periods beyond reasonable and supportable forecast periods are determined based on a reversion method which reverts back to historical loss estimate over a four consecutive quarter period on a straight-line basis.

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

The allowance is impacted by loan volumes, delinquency status, credit ratings, historical loss experiences, estimated prepayment speeds, weighted average lives and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance has two basic components: 1) individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and 2) the expected credit losses for pools of loans that share similar risk characteristics.

Loans that do not Share Similar Risk Characteristics with Other Loans. For a loan that does not share similar risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the expected credit loss is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral-dependent, that is, when foreclosure is probable or the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The Company has determined that non-accrual loans do not share similar risk characteristics with other loans and these loans are individually evaluated for estimated allowance for credit losses. The Company, through its credit monitoring process, may also identify other loans that do no share similar risk characteristics and individually evaluate such loans. The starting point for determining the fair value of collateral is to obtain external appraisals or evaluations (new or updated). The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The Company’s credit department reviews appraisals, giving consideration to the highest and best use of the collateral. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. Adjustments may be made to the fair value of the collateral after review and acceptance of the collateral appraisal or evaluation (new or updated).

Loans that Share Similar Risk Characteristics with other Loans. For estimating the allowance for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the ACL, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type which is further segregated by the credit quality indicators. This model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment (calculated through an “open pool” method), multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. The annual historical loss rates are adjusted over a reasonable economic forecast period by a multiplier that is calculated based upon current national economic forecasts as a proportion of each segment’s historical average loss levels. The Company will then revert from the economic forecast period back to the historical average loss rate in a straight-line basis. After the reversion period, the loans will be assumed to experience their historical loss rate for the remainder of their contractual lives. The model applies the expected loss rate over the projected cash flows at the individual loan level and then aggregates the losses by loan segment in determining their quantitative allowance. The Company will also include qualitative adjustments to adjust the ACL on loan segments to the extent the current or future market conditions are believed to vary substantially from historical conditions in regards to:
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

The Company regularly reviews loans in the portfolio to assess credit quality indicators and to determine the appropriate loan classification and grading in accordance with applicable bank regulations. The primary credit quality indicator for residential, home equity and other consumer loans is the days past due status, which consists of the following categories: 1) performing loans; 2) 30 to 89 days past due loans; and 3) non-accrual and ninety days or more past due loans. The primary credit quality indicator for commercial real estate and commercial loans is the Company’s internal risk rating system, which includes the following categories: 1) pass loans; 2) special mention loans; 3) substandard loans; and 4) doubtful or loss loans. Such credit quality indicators are regularly monitored and incorporated into the Company’s allowance estimate. The following paragraphs further define the internal risk ratings for commercial real estate and commercial loans.

Pass Loans. These ratings represent loans that are of acceptable, good or excellent quality with very limited to no risk. Loans that do not have one of the following ratings are considered pass loans.

Special Mention Loans. These ratings represent loans that are designated as special mention per the regulatory definition. Special mention loans are currently protected but are potentially weak. The credit risk may be relatively minor yet constitute an undue and unwarranted risk in light of the circumstances surrounding a specific loan. The rating may be used to identify credit with potential weaknesses that if not corrected may weaken the loan to the point of inadequately protecting the Bank’s credit position. Examples include a lack of supervision, inadequate loan agreement, condition, or control of collateral, incomplete, or improper documentation, deviations from lending policy, and adverse trends in operations or economic conditions.

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

The Company recognizes that while borrowers may experience deterioration in their financial condition, many continue to be creditworthy borrowers who have the willingness and capacity for debt repayment. In determining whether non-restructured or performing loans issued to a single or related party group of borrowers should continue to accrue interest when the borrower has other loans that are non-performing or are TDRs, the Company, on a quarterly or more frequent basis, performs an updated and comprehensive assessment of the willingness and capacity of the borrowers to timely and ultimately repay their total debt obligations, including contingent obligations. Such analysis takes into account current financial information about the borrowers and financially responsible guarantors, if any, including for example:
•analysis of global, i.e., aggregate debt service for total debt obligations;
•assessment of the value and security protection of collateral pledged using current market conditions and alternative market assumptions across a variety of potential future situations; and
•loan structures and related covenants.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the coronavirus disease of 2019 (“COVID-19”) and the CARES Act, along with related regulatory guidance, allows banks to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. In general, in order to qualify for such treatment, the modifications need to be short-term and made on a good faith basis in response to the COVID-19 pandemic to borrowers who were previously deemed current as outlined in the regulatory guidance. The Company has made such modifications to assist borrowers impacted by the COVID-19 pandemic.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank or for unfunded amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the income statement line item provision for credit losses. Provision for credit losses on the loan portfolio and for off-balance sheet credit exposures were $37,637,000 and $2,128,000 for the year ended December 31, 2020, respectively. There was no provision for credit losses on debt securities for the year ended December 31, 2020, respectively.
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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2020 and 2019, no long-lived assets were considered materially impaired.

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

For the goodwill impairment assessment, the Company has the option, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2020 and 2019 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

Loan Servicing Rights
For residential real estate loans that are sold with servicing retained, servicing rights are initially recorded at fair value in other assets and gain on sale of loans. Fair value is based on on market prices for comparable mortgage servicing contracts. The servicing asset is subsequently measured using the amortization method which requires the servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Loan servicing rights are evaluated for impairment based upon the fair value of the servicing rights compared to the carrying value. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction in the valuation allowance may be recorded. Changes in the valuation allowance are recorded in other income. The fair value of the servicing assets are subject to significant fluctuations as a result of changes in estimated actual prepayment speeds and default rates and losses.

Servicing fee income is recognized in other income for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal; or a fixed amount per loan and is recorded when earned. The amortization of loans servicing fees is netted against loan servicing fee income. For additional information relating to loan servicing rights, see Note 6.

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

Other Borrowings
Borrowings of the Company’s consolidated variable interest entities and finance lease arrangements are included in other borrowings. For additional information relating to VIE’s, see Note 7.

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the Company’s statements of operations.

Derivatives and Hedging Activities
The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest risk. Interest rate caps and interest rate swaps have been entered into to manage interest rate risk associated with variable rate borrowings and were designated as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes.

These cash flow hedges were recognized as assets or liabilities on the Company’s statements of financial condition and were measured at fair value. Cash flows resulting from the interest rate derivative financial instruments that were accounted for as hedges of assets and liabilities were classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For additional information relating to the interest rate caps and interest rate swap agreements, see Note 11.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $54,520,000, $69,877,000, and $76,664,000 for the years ended December 31, 2020, 2019, and 2018, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2020 and 2019 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Stock-based Compensation
Stock-based compensation awards granted, comprised of restricted stock units and stock options, are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service period of each award. The impact of forfeitures of stock-based compensation awards on compensation expense is recognized as forfeitures occur. For additional information relating to stock-based compensation, see Note 13.

Advertising and Promotion
Advertising and promotion costs are recognized in the period incurred.

Income Taxes
The Company’s income tax expense consists of current and deferred income tax expense. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to earnings or losses. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Deferred tax assets and liabilities are recognized for estimated future income tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date of applicable laws.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than-not means a likelihood of more than 50 percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company’s judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 16.

Comprehensive Income
Comprehensive income consists of net income and OCI. OCI includes unrealized gains and losses, net of tax effect, on available-for-sale securities and derivatives used for cash flow hedges. For additional information relating to OCI, see Note 17.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock units were vested, using the treasury stock method. For additional information relating to earnings per share, see Note 18.

Reclassifications
Certain reclassifications have been made to the 2019 and 2018 financial statements to conform to the 2020 presentation.

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

ASU 2016-13 - Financial Instruments - Credit Losses. In June 2016, FASB amended ASC Topic 326 to replace the incurred loss model with a methodology that reflects current expected credit losses (“CECL”) over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments were effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company adopted the amendments on January 1, 2020 using the modified retrospective approach. The financial statement results and accounting policies beginning January 1, 2020 are presented under ASC Topic 326, whereas prior periods continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of $12,347,000 in retained earnings due to the adoption of the amendments. The transition adjustment included an increase in the ACL on loans of $3,720,000, an increase in the ACL on off-balance sheet credit exposures of $12,817,000, and a corresponding increase in deferred tax assets of $4,190,000. The Company developed internal implementation controls over the development of the ACL model and resulting financial statement disclosures. The Company has adjusted its processes and procedures to calculate the ACL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the prior accounting practice that utilized the incurred loss model. Further, the Company revised procedures and accounting policies for determining an ACL related to held-to-maturity debt securities and off-balance sheet arrangements for other-than-temporary impairment on available-for-sale debt securities which utilize an allowance approach. The Company engaged a third-party vendor solution to evaluate the new methodology, including model validation, adjusting assumptions utilized, and to review the accuracy of the financial statement disclosures. For additional information on the allowances for credit losses, see Notes 2 and 3.

Accounting Guidance Pending Adoption at December 31, 2020
The are no newly issued but not yet effective ASUs that could have a material effect on the Company’s financial position or results of operations.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$38,568	287	(267)	38,588
U.S. government sponsored enterprises	9,747	34	—	9,781
State and local governments	1,321,763	94,974	(54)	1,416,683
Corporate bonds	336,867	12,239	(8)	349,098
Residential mortgage-backed securities	2,261,463	27,631	(4)	2,289,090
Commercial mortgage-backed securities	1,177,458	57,575	(459)	1,234,574
Total available-for-sale	5,145,866	192,740	(792)	5,337,814
Held-to-maturity
State and local governments	189,836	13,380	—	203,216
Total held-to-maturity	189,836	13,380	—	203,216
Total debt securities	$5,335,702	206,120	(792)	5,541,030

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-sale
U.S. government and federal agency	$20,061	48	(65)	20,044
U.S. government sponsored enterprises	42,724	953	—	43,677
State and local governments	679,784	22,694	(80)	702,398
Corporate bonds	155,665	1,938	(1)	157,602
Residential mortgage-backed securities	731,766	7,507	(549)	738,724
Commercial mortgage-backed securities	891,374	22,825	(1,392)	912,807
Total available-for-sale	2,521,374	55,965	(2,087)	2,575,252
Held-to-maturity
State and local governments	224,611	9,785	—	234,396
Total held-to-maturity	224,611	9,785	—	234,396
Total debt securities	$2,745,985	65,750	(2,087)	2,809,648

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2020. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$128,263	129,346	484	489
Due after one year through five years	246,473	258,040	22,032	23,625
Due after five years through ten years	266,248	280,021	67,678	73,367
Due after ten years	1,065,961	1,146,743	99,642	105,735
	1,706,945	1,814,150	189,836	203,216
Mortgage-backed securities [1]	3,438,921	3,523,664	—	—
Total	$5,145,866	5,337,814	189,836	203,216
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Available-for-sale
Proceeds from sales and calls of debt securities	$240,521	928,710	265,587
Gross realized gains [1]	1,400	18,936	443
Gross realized losses [1]	(262)	(4,513)	(455)
Held-to-maturity
Proceeds from calls of debt securities	32,735	58,750	79,000
Gross realized gains [1]	1	2	101
Gross realized losses [1]	—	(10)	(1,202)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

At December 31, 2020 and 2019, the Company had debt securities with carrying values of $2,169,967,000 and $1,475,752,000, respectively, pledged as collateral for FHLB advances, FRB discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”), and deposits of several state and local government units.

Allowance for Credit Losses - Available-For-Sale Debt Securities
In assessing whether a credit loss existed on available-for-sale debt securities with unrealized losses, the Company compared the present value of cash flows expected to be collected from the debt securities with the amortized cost basis of the debt securities. In addition, the following factors were evaluated individually and collectively in determining the existence of potential credit losses:
•credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO” entities such as Standard and Poor’s [“S&P”] and Moody’s);
•the extent to which the fair value is less than cost;
•adverse conditions, if any, specifically related to the securities, including the industry and geographic area;
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

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of available-for-sale debt securities in an unrealized loss position is also disclosed.

	December 31, 2020
	Number	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	18	$13,814	(258)	726	(9)	14,540	(267)
State and local governments	6	3,121	(54)	—	—	3,121	(54)
Corporate bonds	3	5,500	(8)	—	—	5,500	(8)
Residential mortgage-backed securities	14	2,354	(4)	27	—	2,381	(4)
Commercial mortgage-backed securities	5	120,741	(459)	—	—	120,741	(459)
Total available-for-sale	46	$145,530	(783)	753	(9)	146,283	(792)

	December 31, 2019
	Number	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	20	$464	—	9,902	(65)	10,366	(65)
State and local governments	12	19,044	(80)	—	—	19,044	(80)
Corporate bonds	2	7,378	(1)	—	—	7,378	(1)
Residential mortgage-backed securities	35	85,562	(234)	29,038	(315)	114,600	(549)
Commercial mortgage-backed securities	19	177,051	(1,293)	7,697	(99)	184,748	(1,392)
Total available-for-sale	88	$289,499	(1,608)	46,637	(479)	336,136	(2,087)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at December 31, 2020 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at December 31, 2020 have been determined to be investment grade.

As of December 31, 2020, the Company did not have any past due available-for-sale debt securities. Accrued interest receivable on available-for-sale debt securities totaled $20,215,000 at December 31, 2020 and was excluded from the estimate of credit losses and there was no interest reversed during the year.

During the period ended December 31, 2020, the Company acquired available-for-sale debt securities from the secondary market and through the SBAZ acquisition. Such securities were evaluated and it was determined there were no PCD securities, so no allowance for credit losses was recorded.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2020, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of December 31, 2020, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at December 31, 2020. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	December 31, 2020	December 31, 2019
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$39,022	65,217
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	123,664	130,316
S&P: A+, A, A- / Moody’s: A1, A2, A3	27,150	28,689
Not rated by either entity	—	389
Total held-to-maturity	$189,836	224,611

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at December 31, 2020 have been determined to be investment grade.

As of December 31, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $1,728,000 at December 31, 2020 and was excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at December 31, 2020.

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

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Residential real estate	$802,508	926,388
Commercial real estate	6,315,895	5,579,307
Other commercial	3,054,817	2,094,254
Home equity	636,405	617,201
Other consumer	313,071	295,660
Loans receivable	11,122,696	9,512,810
Allowance for credit losses	(158,243)	(124,490)
Loans receivable, net	$10,964,453	9,388,320
Net deferred origination (fees) costs included in loans receivable	$(26,709)	(6,964)
Net purchase accounting (discounts) premiums included in loans receivable	$(17,091)	(21,574)
Accrued interest receivable on loans	$53,538	40,962

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

Other than purchases through bank acquisitions, the Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during 2020, 2019 and 2018.

At December 31, 2020, the Company had loans of $6,707,315,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2020 and 2019. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2020.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2020 and 2019 was $77,634,000 and $57,825,000, respectively. During 2020, net new loans to such related parties were $35,242,000 and repayments were $15,432,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Year ended December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—	—	—
Provision for credit losses	37,637	(4,131)	9,324	29,812	(27)	2,659
Charge-offs	(13,808)	(21)	(3,497)	(4,860)	(384)	(5,046)
Recoveries	6,155	61	1,094	1,811	256	2,933
Balance at end of period	$158,243	9,604	86,999	49,133	8,182	4,325

	Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Provision for credit losses	57	(163)	(2,704)	(23)	(863)	3,810
Charge-offs	(15,178)	(608)	(2,460)	(4,189)	(90)	(7,831)
Recoveries	8,372	251	2,212	2,181	79	3,649
Balance at end of period	$124,490	10,111	69,496	36,129	4,937	3,817

	Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$129,568	10,798	68,515	39,303	6,204	4,748
Provision for credit losses	9,953	474	4,343	1,916	(471)	3,691
Charge-offs	(17,807)	(728)	(3,469)	(5,045)	(210)	(8,355)
Recoveries	9,525	87	3,059	1,986	288	4,105
Balance at end of period	$131,239	10,631	72,448	38,160	5,811	4,189

As a result of the adoption of the CECL accounting standard, the Company adjusted the January 1, 2020 ACL balances within each loan segment to reflect the changes from the incurred loss model to the current expected credit loss model which resulted in increases and decreases in each loan segment based on, among other factors, quantitative and qualitative assumptions and the economic forecast to estimate the provision for credit losses over the expected life of the loans. During the year ended December 31, 2020, primarily as a result of the COVID-19 pandemic, there was a significant increase in the overall ACL and increases and decreases within certain loan segments. In addition, the acquisition of SBAZ resulted in a $4,794,000 increase in the ACL due to the provision for credit losses recorded subsequent to the acquisition date. The COVID-19 pandemic significantly adjusted the economic forecast used in the ACL model including a significant increase in national and regional unemployment rates and a significant decrease in the gross domestic product (“GDP”).

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior prior periods. During the year ended December 31, 2020, there have been no significant changes to the types of collateral securing collateral-dependent loans.

During the year ended December 31, 2020, the Company acquired loans through the SBAZ acquisition. Such loans were evaluated at acquisition date and it was determined there were PCD loans totaling $3,401,000 with an ACL of $49,000. There was also a discount associated with such loans of $13,000, which was attributable to changes in interest rates and other factors such as liquidity as of acquisition date.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans by loan class:

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,123	6,058	3,854	4,039	2,130	1,042
Accruing loans 60-89 days past due	5,598	584	2,299	809	756	1,150
Accruing loans 90 days or more past due	1,725	934	231	293	135	132
Non-accrual loans with no ACL	29,532	3,129	14,030	9,231	2,664	478
Non-accrual loans with ACL	2,432	274	1,787	278	49	44
Total past due and non-accrual loans	56,410	10,979	22,201	14,650	5,734	2,846
Current loans receivable	11,066,286	791,529	6,293,694	3,040,167	630,671	310,225
Total loans receivable	$11,122,696	802,508	6,315,895	3,054,817	636,405	313,071

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$15,944	3,403	4,946	4,685	1,040	1,870
Accruing loans 60-89 days past due	7,248	749	2,317	1,190	1,902	1,090
Accruing loans 90 days or more past due	1,412	753	64	143	—	452
Non-accrual loans	30,883	4,715	15,650	6,592	3,266	660
Total past due and non-accrual loans	55,487	9,620	22,977	12,610	6,208	4,072
Current loans receivable	9,457,323	916,768	5,556,330	2,081,644	610,993	291,588
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660

The Company had $832,000 of interest reversed on non-accrual loans during the year ended December 31, 2020. The current year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables in the table above.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2020, there were no significant changes to the which the collateral secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$4,325	—	37	4,288	—	—
Residential real estate	7,148	3,338	1,043	198	2,513	56
Other real estate	16,127	64	14,738	1,086	200	39
Other	36,855	—	—	36,469	—	386
Total	$64,455	3,402	15,818	42,041	2,713	481

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

	Year ended December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	16	1	10	4	1	—
Pre-modification recorded balance	$14,945	210	13,392	1,304	39	—
Post-modification recorded balance	$14,945	210	13,392	1,304	39	—
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$145	—	145	—	—	—

	Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	18	1	6	6	2	3
Pre-modification recorded balance	$18,508	117	8,524	9,382	214	271
Post-modification recorded balance	$18,476	123	8,524	9,364	214	251
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$106	—	106	—	—	—

	Year ended December 31, 2018
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	25	4	8	10	2	1
Pre-modification recorded balance	$21,995	724	12,901	7,813	252	305
Post-modification recorded balance	$21,881	724	12,787	7,813	252	305
TDRs that subsequently defaulted
Number of loans	1	1	—	—	—	—
Recorded balance	$47	47	—	—	—	—

The modifications for the loans designated as TDRs during the years ended December 31, 2020, 2019 and 2018 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,278,000, $2,992,000 and $6,793,000 for the years ended December 31, 2020, 2019 and 2018, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate for the year ended December 31, 2020, residential real estate for the year ended December 31, 2019, and, commercial real estate for the year ended December 31, 2018. At December 31, 2020 and 2019, the Company had $548,000 and $1,744,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2020 and 2019, the Company had $273,000 and $1,504,000, respectively, of OREO secured by residential real estate properties.

There were $817,000 and $3,933,000 of additional unfunded commitments on TDRs outstanding at December 31, 2020 and 2019, respectively. The amount of charge-offs on TDRs during 2020, 2019 and 2018 was $453,000, $709,000 and $1,685,000, respectively.

In the current year, the Company also modified loans under the CARES Act, along with related regulatory guidance, that were not classified as TDRs. In addition, the state of Montana created the Montana Loan Deferment Program for only Montana-based business that utilized Cares Act funds to provide interest payments upfront on behalf of participating borrowers. The Montana Loan Deferment Program provided modifications for customers under the CARES Act that were not classified as TDRs.

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

	December 31, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020	$1,496,094	1,490,947	—	5,147	—
2019	1,077,461	1,069,503	—	7,958	—
2018	914,506	874,673	—	39,833	—
2017	723,448	696,371	—	27,077	—
2016	496,275	481,392	—	14,883	—
Prior	1,488,281	1,450,596	—	37,574	111
Revolving loans	119,830	116,548	—	3,282	—
Total	$6,315,895	6,180,030	—	135,754	111
Other commercial loans [1]
Term loans by origination year
2020	$1,366,664	1,341,316	19,564	5,784	—
2019	304,430	284,981	12,582	6,864	3
2018	241,222	234,988	—	6,233	1
2017	269,857	264,651	—	5,114	92
2016	179,225	177,164	—	2,056	5
Prior	218,306	206,431	—	11,329	546
Revolving loans	475,113	467,929	54	7,112	18
Total	$3,054,817	2,977,460	32,200	44,492	665
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost of residential real estate, home equity and other consumer loans based on payment performance:

	December 31, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020	$208,679	207,432	1,247	—
2019	181,924	179,915	2,009	—
2018	100,273	99,135	556	582
2017	76,394	75,527	867	—
2016	53,819	52,905	87	827
Prior	179,085	174,281	1,876	2,928
Revolving loans	2,334	2,334	—	—
Total	$802,508	791,529	6,642	4,337
Home equity loans
Term loans by origination year
2020	$89	89	—	—
2019	807	771	—	36
2018	1,782	1,782	—	—
2017	1,452	1,426	26	—
2016	1,016	1,016	—	—
Prior	14,025	13,042	463	520
Revolving loans	617,234	612,545	2,397	2,292
Total	$636,405	630,671	2,886	2,848
Other consumer loans
Term loans by origination year
2020	$131,302	131,098	158	46
2019	66,327	65,921	170	236
2018	42,827	42,557	212	58
2017	16,287	16,202	38	47
2016	10,519	10,409	48	62
Prior	18,692	17,334	1,155	203
Revolving loans	27,117	26,704	411	2
Total	$313,071	310,225	2,192	654

Additional Disclosures
The implementation of FASB ASU 2016-13, Financial Instruments - Credit Losses significantly changed disclosures related to loans and, as a result, certain disclosures are no longer required. The following tables represent disclosures for the prior period presented that are no longer required as of January 1, 2020, but are included in this Annual Report on Form 10-K since the Company is required to disclose comparative information.

The following table disclosed the recorded investment in loans and the balance in the allowance separated by loans individually evaluated and collectively evaluated for impairment:

	December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans receivable
Individually evaluated for impairment	$94,504	7,804	58,609	21,475	3,745	2,871
Collectively evaluated for impairment	9,418,306	918,584	5,520,698	2,072,779	613,456	292,789
Total loans receivable	$9,512,810	926,388	5,579,307	2,094,254	617,201	295,660
Allowance for loan and lease losses
Individually evaluated for impairment	$95	—	73	10	—	12
Collectively evaluated for impairment	124,395	10,111	69,423	36,119	4,937	3,805
Total allowance for loan and lease losses	$124,490	10,111	69,496	36,129	4,937	3,817

The following table disclosed information related to impaired loans:

	At or for the Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Loans with a specific valuation allowance
Recorded balance	$5,388	—	5,343	10	—	35
Unpaid principal balance	5,388	—	5,343	10	—	35
Specific valuation allowance	95	—	73	10	—	12
Average balance	10,378	409	6,341	3,490	24	114
Loans without a specific valuation allowance
Recorded balance	89,116	7,804	53,266	21,465	3,745	2,836
Unpaid principal balance	99,355	9,220	57,735	24,758	4,494	3,148
Average balance	93,338	9,879	59,107	18,079	3,486	2,787
Total
Recorded balance	$94,504	7,804	58,609	21,475	3,745	2,871
Unpaid principal balance	104,743	9,220	63,078	24,768	4,494	3,183
Specific valuation allowance	95	—	73	10	—	12
Average balance	103,716	10,288	65,448	21,569	3,510	2,901

Interest income recognized on impaired loans for the year ended December 31, 2019 was not significant.

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Land	$56,842	52,738
Buildings and construction in progress	259,389	251,151
Furniture, fixtures and equipment	102,749	96,576
Leasehold improvements	13,364	11,144
Accumulated depreciation	(159,555)	(148,373)
Net premises and equipment, excluding ROU assets	272,789	263,236
ROU assets	52,546	47,073
Net premises and equipment	$325,335	310,309

Leases
The Company leases certain land, premises and equipment from third parties. Effective January 1, 2019, ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,999		6,537
Accumulated depreciation	(273)		(917)
Net ROU assets	$5,726	46,820	5,620	41,453
Lease liabilities	$5,891	49,675	5,671	43,904
Weighted-average remaining lease term	24 years	17 years	24 years	19 years
Weighted-average discount rate	2.6%	3.4%	3.0%	3.7%

Maturities of lease liabilities consist of the following:

	December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$260	4,639
Maturing one year through two years	266	4,407
Maturing two years through three years	272	3,979
Maturing three years through four years	280	3,987
Maturing four years through five years	285	3,932
Thereafter	6,736	47,434
Total lease payments	8,099	68,378
Present value of lease payments
Short-term	109	3,023
Long-term	5,782	46,652
Total present value of lease payments	5,891	49,675
Difference between lease payments and present value of lease payments	$2,208	18,703

The components of lease expense consist of the following:

	Year ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Finance lease cost
Amortization of ROU assets	235	101
Interest on lease liabilities	159	34
Operating lease cost	4,807	4,063
Short-term lease cost	331	431
Variable lease cost	1,270	896
Sublease income	(12)	(6)
Total lease expense	6,790	5,519

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2020		December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$159	2,742	34	2,136
Financing cash flows	93	N/A	98	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2020 and 2019 was not significant.

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Gross carrying value	$88,099	85,506	62,977
Accumulated amortization	(32,590)	(22,220)	(13,735)
Net carrying value	$55,509	63,286	49,242
Aggregate amortization expense	$10,370	8,485	6,270
Estimated amortization expense for the years ending December 31,
2021	$9,951
2022	9,414
2023	8,614
2024	7,826
2025	6,750

Core deposit intangibles increased $2,593,000, $22,529,000 and $41,328,000 during 2020, 2019 and 2018, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 23.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net carrying value at beginning of period	$456,418	289,586	177,811
Acquisitions and adjustments	57,595	166,832	111,775
Net carrying value at end of period	$514,013	456,418	289,586

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2020 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2020 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2020. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2020 and 2019.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets. The principal balances of these loans were $1,269,080,000 and $185,897,000 at December 31, 2020 and 2019, respectively. The fair value of servicing rights were $12,086,921 and $1,763,144 at December 31, 2020 and 2019. The following schedules discloses the change in the carrying value of mortgage servicing rights:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Carrying value at beginning of period	$1,618	1,545	—
Acquisitions	—	—	1,689
Additions	8,298	325	28
Amortization	(940)	(252)	(172)
Carrying value at end of period	$8,976	1,618	1,545

Note 7. Variable Interest Entities

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

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Loans receivable	$90,183	84,390
Accrued interest receivable	410	63
Other assets	40,282	41,233
Total assets	$130,875	125,686
Liabilities
Other borrowed funds	$27,176	23,149
Accrued interest payable	53	36
Other liabilities	171	123
Total liabilities	$27,400	23,308

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $45,953,000 and $41,521,000 as of December 31, 2020 and 2019, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2020, 2019 and 2018. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2020 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2021	$19,125
2022	15,708
2023	5,884
2024	450
2025	199
Thereafter	693
Total	$42,059

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

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Amortization expense	$7,656	6,289	4,926
Tax credits and other tax benefits recognized	10,382	8,547	6,550

The Company also owns the following trust subsidiaries, each of which issued trust preferred securities as capital instruments: Glacier Capital Trust II, Glacier Capital Trust III, Glacier Capital Trust IV, Citizens (ID) Statutory Trust I, Bank of the San Juans Bancorporation Trust I, First Company Statutory Trust 2001, First Company Statutory Trust 2003, FNB (UT) Statutory Trust I and FNB (UT) Statutory Trust II. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition. For additional information on the Company’s investments in trust subsidiaries, see Note 10.
Note 8. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2020 and 2019 were $297,975,000 and $281,054,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2021	$707,026
2022	134,255
2023	50,948
2024	28,639
2025	57,847
Thereafter	64
$978,779

The Company reclassified $4,713,000 and $5,514,000 of overdraft demand deposits to loans as of December 31, 2020 and 2019, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2020 and 2019 was $45,179,000 and $28,972,000, respectively.

Note 9. Borrowings

The Company’s repurchase agreements totaled $1,004,583,000 and $569,824,000 at December 31, 2020 and 2019, respectively, and are secured by debt securities with carrying values of $1,151,264,000 and $711,210,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2020	December 31, 2019
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
State and local governments	$787,016	—
Corporate bonds	217,567	—
Residential mortgage-backed securities	—	312,015
Commercial mortgage-backed securities	—	257,809
Total	$1,004,583	569,824

FHLB advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company's pay-fixed interest rate swaps and corresponding debt, including FHLB advances. A $3,531,000 loss was recognized on the early payment of the FHLB advances and was reported in loss on termination of hedging activities on the Company’s statements of operations. During 2020, the Company paid down all FHLB advances and they were zero at year end, December 31, 2020. The scheduled maturities of FHLB advances for 2019 consisted of the following:

	December 31, 2019
(Dollars in thousands)	Amount	Weighted Rate
Maturing within one year	$31,492	1.81%
Maturing one year through two years	5,000	2.95%
Maturing two years through three years	889	5.25%
Maturing three years through four years	165	5.45%
Maturing four years through five years	780	4.31%
Thereafter	285	6.31%
Total	$38,611	2.14%

The Company’s other borrowings consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2020, the Company had $635,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

Note 10. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2020		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,458	3.514%	3 month LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,542	3.501%	3 month LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	2.987%	3 month LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	2.879%	3 month LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	1.527%	3 month LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	1.787%	3 month LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	2,006	2.045%	3 month LIBOR plus 1.82%	03/01/2037
FNB (UT) Statutory Trust I	4,124	3.351%	3 month LIBOR plus 3.10%	06/26/2033
FNB (UT) Statutory Trust II	1,770	1.937%	3 month LIBOR plus 1.72%	12/15/2036
Total subordinated debentures owed to trust subsidiaries	132,459
Tier 2 subordinated debentures	7,500	6.625%	Fixed	10/01/2025
Total subordinated debentures	$139,959

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

Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During the current year, the Company’s acquisition of SBAZ on February 29, 2020, resulted in total consolidated assets exceeding $15 billion; accordingly the trust preferred securities were included in Tier 2 capital instead of Tier 1.

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

For additional information on regulatory capital, see Note 12.

Note 11. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps and interest rate swaps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the year ended December 31, 2020. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent plus 3 month LIBOR. At December 31, 2020, the interest rate caps had a fair value of $201,000 and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $126,000 and was reported as a component of interest expense on subordinated debentures for the year ended December 31, 2020.

Interest Rate Swap Derivatives. In September 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations. The Company recognized interest rate swaps as other assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable. Prior to termination, changes in fair value were recorded in OCI. The Company designated wholesale deposits and Federal Home Loan Bank (“FHLB”) advances for the cash flow hedge and these hedged items were determined to be fully effective during all periods. Interest expense recorded on the interest rate swaps totaled $0, $5,532,000 and $8,013,000 during 2020, 2019 and 2018, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

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

The effect of cash flow hedge accounting on OCI for the periods ending December 31, 2020, 2019, and 2018 was as follows:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Amount of (loss) gain recognized in OCI	$(472)	(7,047)	3,286
Amount of loss reclassified from OCI to interest expense	—	(10,816)	(2,334)

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2020 and 2019, loan commitments with interest rate lock commitments totaled $229,862,000 and $84,803,000, respectively. At December 31, 2020 and 2019, the fair value of the related derivatives on the interest rate lock commitments was $8,605,000 and $1,852,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At December 31, 2020 and 2019, TBA commitments were $206,000,000 and $82,000,000, respectively. At December 31, 2020 and 2019, the fair value of the related derivatives on the TBA securities was $2,056,000 and $236,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 12. Regulatory Capital
The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income. As of December 31, 2020, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2020 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2020
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,900,621	14.63%	$1,039,094	8.00%	N/A	N/A
Glacier Bank	1,824,269	14.06%	1,038,148	8.00%	$1,297,686	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,613,066	12.42%	779,321	6.00%	N/A	N/A
Glacier Bank	1,674,714	12.91%	778,611	6.00%	1,038,148	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,613,066	12.42%	584,491	4.50%	N/A	N/A
Glacier Bank	1,674,714	12.91%	583,959	4.50%	843,496	6.50%
Tier 1 capital (to average assets)
Consolidated	1,613,066	9.12%	707,823	4.00%	N/A	N/A
Glacier Bank	1,674,714	9.56%	700,529	4.00%	875,662	5.00%

	December 31, 2019
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,661,249	14.95%	$888,986	8.00%	N/A	N/A
Glacier Bank	1,625,527	14.64%	888,110	8.00%	$1,110,137	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,528,683	13.76%	666,740	6.00%	N/A	N/A
Glacier Bank	1,500,461	13.52%	666,082	6.00%	888,110	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,398,183	12.58%	500,055	4.50%	N/A	N/A
Glacier Bank	1,500,461	13.52%	499,562	4.50%	721,589	6.50%
Tier 1 capital (to average assets)
Consolidated	1,528,683	11.65%	524,987	4.00%	N/A	N/A
Glacier Bank	1,500,461	11.50%	522,040	4.00%	652,550	5.00%
______________________________
N/A - Not applicable

Note 13. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2020, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 1,929,578.

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

Compensation expense related to restricted stock units for the years ended December 31, 2020, 2019 and 2018 was $4,489,000, $3,803,000 and $3,684,000, respectively, and the recognized income tax benefit related to this expense was $1,134,000, $964,000 and $934,000, respectively. As of December 31, 2020, total unrecognized compensation expense of $4,833,000 related to restricted stock units is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $4,048,000, $3,536,000 and $3,319,000, respectively, and the income tax benefit related to these awards was $1,089,000, $1,124,000 and $1,126,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2019	176,661	$41.01
Granted	114,024	43.72
Vested	(99,556)	40.66
Forfeited	(2,235)	43.30
Non-vested at December 31, 2020	188,894	42.81

The average remaining contractual term on non-vested restricted stock units at December 31, 2020 is 0.9 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2020 was $8,691,000.

Stock Options
During 2019 and 2018, the Company assumed stock options through the Heritage and Collegiate acquisitions, respectively. All stock option shares and per share market values were adjusted at acquisition dates. The option price at which the Company's common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option was granted. Upon exercise of the stock options, the shares are issued from the Company's authorized and unissued common stock. Prior to the Heritage and Collegiate stock options being assumed, there were no outstanding stock options and there were no stock options granted during 2020, 2019, or 2018.

Compensation expense related to stock options for the years ended December 31, 2020, 2019, and 2018 was $17,000, $5,415,000, and $19,000, respectively, and the recognized income tax benefit related to this expense was $4,000, $1,372,000, and $5,000. As of December 31, 2020, total unrecognized compensation expense of $6,000 related to stock options is expected to be recognized over a weighted-average period of 0.4 years.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $1,221,000, $4,491,000, and $13,000, respectively, and the income tax benefit related to these exercises was $141,000 and $934,000. Total cash received from options exercised during the years ended December 31, 2020 and 2019 was $993,000 and $2,896,000, respectively.

Changes in shares granted for stock options for the year ended December 31, 2020 are summarized as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	83,465	$19.61
Acquisitions	—	—
Exercised	(56,428)	17.60
Forfeited	—	—
Outstanding at December 31, 2020	27,037	23.81
Exercisable at December 31, 2020	21,462	23.29

The average remaining contractual term on outstanding stock options at December 31, 2020 is 5.6 years. The aggregate intrinsic value of the outstanding stock options at December 31, 2020 was $600,000.

Note 14. Employee Benefit Plans

The Company provides its qualified employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave, Profit Sharing and 401(k) Plan, stock-based compensation plan, deferred compensation plans, and supplemental executive retirement plan (“SERP”). The Company has elected to self-insure certain costs related to employee health, dental and vision benefit programs. Costs resulting from non-insured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an individual claim basis for the employee health benefit programs.

Profit Sharing and 401(k) Plan
The Company’s Profit Sharing and 401(k) Plan have safe harbor and employer discretionary components. To be eligible to participate in the plan, an employee must be at least 18 years of age and employed for three full months. Employees are eligible to participate in the 401(k) plan the first day of the month once they have met the eligibility requirements. To be considered eligible for the employer discretionary contribution of the profit sharing plan, an employee must be 18 years of age, worked one full calendar quarter, worked 501 hours in the plan year and be employed as of the last day of the plan year. Participants are at all times fully vested in all contributions.

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2020, 2019, and 2018 was $22,047,000, $17,227,000 and $15,406,000, respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018 was $4,985,000, $4,236,000, and $4,037,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, senior officers and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2020 and 2019, the liability related to the plans was $9,276,000 and $8,660,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $1,109,000, $766,000, and $803,000, for the years ending December 31, 2020, 2019, and 2018, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2020, 2019, and 2018 for the plans was $504,000, $480,000 and $502,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2020 and 2019, the liability related to the acquired plans was $17,321,000 and $17,661,000, respectively, and was included in other liabilities. Total expense for the years ended December 31, 2020, 2019, and 2018 for the acquired plans was $971,000, $992,000 and $801,000, respectively.

Supplemental Executive Retirement Plan
The Company has SERP which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2020 and 2019, the liability related to the SERP was $3,375,000 and $2,713,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2020, 2019 and 2018 was $910,000, $662,000, and $423,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2020, 2019, and 2018 for the SERP was $199,000, $120,000, and $122,000, respectively.

Note 15. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Consulting and outside services	$11,324	8,276	7,219
Mergers and acquisition expenses	7,812	8,503	6,618
Telephone	5,199	4,827	4,487
Debit card expenses	4,947	5,968	5,104
Checking and operating expenses	4,944	1,757	1,234
Loan expenses	4,905	4,140	3,462
VIE amortization and other expenses	4,893	4,341	3,618
Business development	4,645	4,446	4,172
Printing and supplies	3,579	3,256	3,264
Postage	3,347	3,437	3,104
Employee expenses	2,924	5,138	4,412
Accounting and audit fees	1,895	1,712	1,456
Legal fees	1,658	1,245	1,763
Other	4,737	5,729	4,381
Total other expenses	$66,809	62,775	54,294

Note 16. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Current
Federal	$47,775	34,461	21,510
State	20,728	14,545	11,960
Total current income tax expense	68,503	49,006	33,470
Deferred [1]
Federal	(5,396)	(279)	5,372
State	(1,467)	(77)	1,489
Total deferred income tax (benefit) expense	(6,863)	(356)	6,861
Total income tax expense	$61,640	48,650	40,331
______________________________
1 Includes tax benefit of operating loss carryforwards of $315,000, $317,000 and $443,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	4.6%	4.4%	4.8%
Tax-exempt interest income	(4.0%)	(3.7%)	(5.0%)
Tax credits	(4.2%)	(4.5%)	(4.2%)
Other, net	1.4%	1.6%	1.6%
Effective income tax rate	18.8%	18.8%	18.2%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets
Allowance for credit losses	$44,040	31,698
Operating lease liabilities	12,551	11,127
Employee benefits	9,309	6,646
Deferred compensation	7,638	7,447
Acquisition fair market value adjustments	4,398	5,480
Net operating loss carryforwards	1,884	2,209
Other	2,262	3,891
Total gross deferred tax assets	82,082	68,498
Deferred tax liabilities
Available-for-sale debt securities	(48,505)	(13,652)
Intangibles	(14,671)	(16,469)
Depreciation of premises and equipment	(14,654)	(13,987)
Operating lease ROU assets	(11,830)	(10,506)
Deferred loan costs	(8,940)	(7,311)
Mortgage servicing rights	(2,268)	(411)
Other	(5,074)	(4,125)
Total gross deferred tax liabilities	(105,942)	(66,461)
Net deferred tax asset	$(23,860)	2,037

The Company has federal net operating loss carryforwards of $6,739,071 expiring between 2024 and 2036. The Company has Colorado net operating loss carryforwards of $10,989,735 expiring between 2030 and 2035. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns for the federal jurisdiction and several states that require consolidated income tax returns. Wyoming, Washington and Nevada do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2020:

Years ended December 31,
Federal	2010, 2011, 2012, 2013, 2016, 2017, 2018 and 2019
Colorado	2010, 2011, 2012, 2016, 2017, 2018, and 2019
Arizona & California	2016, 2017, 2018 and 2019
Montana, Idaho, Utah, & North Dakota	2017, 2018 and 2019
Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, & Wisconsin	2019

The Company had no unrecognized income tax benefits as of December 31, 2020 and 2019. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2020, 2019, and 2018 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2020 and 2019.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2020 and 2019. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 17. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2018	$5,031	(7,010)	(1,979)
Other comprehensive (loss) income before reclassifications	(11,653)	2,453	(9,200)
Reclassification adjustments for losses included in net income	9	1,743	1,752
Net current period other comprehensive (loss) income	(11,644)	4,196	(7,448)
Balance at December 31, 2018	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	57,607	(5,261)	52,346
Reclassification adjustments for (gains) losses included in net income	(10,768)	8,075	(2,693)
Net current period other comprehensive income	46,839	2,814	49,653
Balance at December 31, 2019	$40,226	—	40,226
Other comprehensive income (loss) before reclassifications	104,067	(353)	103,714
Reclassification adjustments for gains included in net income	(850)	—	(850)
Net current period other comprehensive income (loss)	103,217	(353)	102,864
Balance at December 31, 2020	$143,443	(353)	143,090

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2020	December 31, 2019	December 31, 2018
Net income available to common stockholders, basic and diluted	$266,400	210,544	181,878
Average outstanding shares - basic	94,883,864	88,255,290	83,603,515
Add: dilutive restricted stock units and stock options	48,489	130,485	73,670
Average outstanding shares - diluted	94,932,353	88,385,775	83,677,185
Basic earnings per share	$2.81	2.39	2.18
Diluted earnings per share	$2.81	2.38	2.17
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	88,240	—	1,357
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock units or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 19. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash on hand and in banks	$41,451	23,491
Interest bearing cash deposits	43,975	34,345
Cash and cash equivalents	85,426	57,836
Other assets	11,823	12,966
Investment in subsidiaries	2,369,040	2,063,011
Total assets	$2,466,289	2,133,813
Liabilities and Stockholders’ Equity
Dividends payable	$14,717	18,821
Subordinated debentures	139,959	139,914
Other liabilities	4,572	14,345
Total liabilities	159,248	173,080
Common stock	954	923
Paid-in capital	1,495,053	1,378,534
Retained earnings	667,944	541,050
Accumulated other comprehensive income (loss)	143,090	40,226
Total stockholders’ equity	2,307,041	1,960,733
Total liabilities and stockholders’ equity	$2,466,289	2,133,813

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Income
Dividends from subsidiaries	$188,000	142,000	153,574
Intercompany charges for services	2,332	20,661	16,523
Other income	954	513	1,284
Total income	191,286	163,174	171,381
Expenses
Compensation and employee benefits	5,646	25,806	20,873
Other operating expenses	10,051	15,118	12,201
Total expenses	15,697	40,924	33,074
Income before income tax benefit and equity in undistributed net income of subsidiaries	175,589	122,250	138,307
Income tax benefit	3,108	4,488	3,773
Income before equity in undistributed net income of subsidiaries	178,697	126,738	142,080
Equity in undistributed net income of subsidiaries	87,703	83,806	39,798
Net Income	$266,400	210,544	181,878
Comprehensive Income	$369,264	260,197	174,430

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Operating Activities
Net income	$266,400	210,544	181,878
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(87,703)	(83,806)	(39,798)
Stock-based compensation, net of tax benefits	1,216	1,320	1,219
Net change in other assets and other liabilities	(7,222)	1,854	(3,209)
Net cash provided by operating activities	172,691	129,912	140,090
Investing Activities
Net additions of premises and equipment	(111)	(114)	(300)
Proceeds from sale of marketable equity securities	—	89	—
Equity contributions to subsidiaries	(13,638)	(13,485)	(24,989)
Net cash used in investing activities	(13,749)	(13,510)	(25,289)
Financing Activities
Net decrease in other borrowed funds	—	—	(11,543)
Cash dividends paid	(131,263)	(124,468)	(85,493)
Tax withholding payments for stock-based compensation	(1,082)	(1,293)	(1,214)
Proceeds from stock option exercises	993	2,896	24
Net cash used in financing activities	(131,352)	(122,865)	(98,226)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,590	(6,463)	16,575
Cash, cash equivalents and restricted cash at beginning of period	57,836	64,299	47,724
Cash, cash equivalents and restricted cash at end of period	$85,426	57,836	64,299

Note 20. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2020
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$142,865	155,404	157,487	171,308
Interest expense	8,496	7,185	6,084	5,550
Net interest income	134,369	148,219	151,403	165,758
Provision for credit losses	19,185	16,929	5,186	(1,535)
Net interest income after provision for credit losses	115,184	131,290	146,217	167,293
Non-interest income	33,272	41,224	53,667	44,704
Non-interest expense	95,487	94,764	103,373	111,187
Income before income taxes	52,969	77,750	96,511	100,810
Federal and state income tax expense	9,630	14,306	18,754	18,950
Net income	$43,339	63,444	77,757	81,860
Basic earnings per share	$0.46	0.67	0.81	0.86
Diluted earnings per share	$0.46	0.66	0.81	0.86

	Quarters ended 2019
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$126,116	132,385	142,395	145,281
Interest expense	10,904	12,089	10,947	8,833
Net interest income	115,212	120,296	131,448	136,448
Provision for credit losses	57	—	—	—
Net interest income after provision for credit losses	115,155	120,296	131,448	136,448
Non-interest income	28,474	30,834	43,049	28,417
Non-interest expense	82,830	86,170	110,675	95,252
Income before income taxes	60,799	64,960	63,822	69,613
Federal and state income tax expense	11,667	12,568	12,212	12,203
Net income	$49,132	52,392	51,610	57,410
Basic earnings per share	$0.58	0.61	0.57	0.62
Diluted earnings per share	$0.58	0.61	0.57	0.62

Note 21. Fair Value of Assets and Liabilities

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2020, 2019, and 2018.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2020.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $5,368,000, net gains of $661,000 and net gains of $155,000 for the years ended December 31, 2020, 2019 and 2018, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$38,588	—	38,588	—
U.S. government sponsored enterprises	9,781	—	9,781	—
State and local governments	1,416,683	—	1,416,683	—
Corporate bonds	349,098	—	349,098	—
Residential mortgage-backed securities	2,289,090	—	2,289,090	—
Commercial mortgage-backed securities	1,234,574	—	1,234,574	—
Loans held for sale, at fair value	166,572	—	166,572	—
Interest rate caps	201	—	201	—
Interest rate locks	8,605	—	8,605	—
Total assets measured at fair value on a recurring basis	$5,513,192	—	5,513,192	—
TBA hedge	$2,056	—	2,056	—
Total liabilities measured at fair value on a recurring basis	$2,056	—	2,056	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$20,044	—	20,044	—
U.S. government sponsored enterprises	43,677	—	43,677	—
State and local governments	702,398	—	702,398	—
Corporate bonds	157,602	—	157,602	—
Residential mortgage-backed securities	738,724	—	738,724	—
Commercial mortgage-backed securities	912,807	—	912,807	—
Loans held for sale, at fair value	69,194	—	69,194	—
Interest rate locks	1,852	—	1,852	—
Total assets measured at fair value on a recurring basis	$2,646,298	—	2,646,298	—
TBA hedge	$236	—	236	—
Total liabilities measured at fair value on a recurring basis	$236	—	236	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2020.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$564	—	—	564
Collateral-dependent impaired loans, net of ACL	26,749	—	—	26,749
Total assets measured at fair value on a non-recurring basis	$27,313	—	—	27,313

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,983	—	—	1,983
Collateral-dependent impaired loans, net of ACL	23	—	—	23
Total assets measured at fair value on a non-recurring basis	$2,006	—	—	2,006

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$564	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)

Collateral-dependent impaired loans, net of ACL	$144	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	25,309	Sales comparison approach	Selling costs	10.0% - 10.0% (0.1%)
			Adjustment to comparables	0.0% - 100.0% (11.1%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	8.0% - 8.0% (8.0%)
$26,749

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$1,983	Sales comparison approach	Selling costs	6.0% - 10.0% (7.3%)

Collateral-dependent impaired loans, net of ACL	$9	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	14	Sales comparison approach	Adjustment to comparables	0.0% - 0.0% (0.0%)
	$23
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended December 31, 2020.

Cash and cash equivalents: fair value is estimated at book value.

Debt securities, held-to-maturity: fair value for held-to-maturity debt securities is estimated in the same manner as available-for sale debt securities, which is described above.

Loans receivable, net of ACL: The loans were fair valued on an individual basis, with consideration given to the loans' underlying characteristics, including account types, remaining terms and balance, interest rates, past delinquencies, current market rates, etc. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using various assumptions such as prepayment speeds, projected default probabilities, losses given defaults, etc. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications.

Time Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from an independent third party based on current rates offered by the Company’s regional competitors.

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

Subordinated debentures: fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates obtained from an independent third party.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$633,142	633,142	—	—
Debt securities, held-to-maturity	189,836	—	203,216	—
Loans receivable, net of ACL	10,964,453	—	—	11,233,002
Total financial assets	$11,787,431	633,142	203,216	11,233,002
Financial liabilities
Term deposits	$978,779	—	983,491	—
Repurchase agreements and other borrowed funds	1,037,651	—	1,037,651	—
Subordinated debentures	139,959	—	123,944	—
Total financial liabilities	$2,156,389	—	2,145,086	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$330,961	330,961	—	—
Debt securities, held-to-maturity	224,611	—	234,396	—
Loans receivable, net of ACL	9,388,320	—	—	9,438,121
Total financial assets	$9,943,892	330,961	234,396	9,438,121
Financial liabilities
Term deposits	$1,011,798	—	1,017,505	—
FHLB advances	38,611	—	38,787	—
Repurchase agreements and other borrowed funds	598,644	—	598,644	—
Subordinated debentures	139,914	—	124,094	—
Total financial liabilities	$1,788,967	—	1,779,030	—

Note 22. Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, and involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making off-balance sheet commitments and conditional obligations as it does for on-balance sheet instruments.

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Unused lines of credit	$2,957,259	2,422,828
Letters of credit	65,361	59,845
Total outstanding commitments	$3,022,620	2,482,673

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 23. Mergers and Acquisitions

The Company has completed the following acquisitions during the last two years:
•State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona
•Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada
•FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton

The assets and liabilities of SBAZ, Heritage, and FNB were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of their acquisition dates and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the acquisitions:

(Dollars in thousands)	SBAZ February 29, 2020	Heritage July 31, 2019	FNB April 30, 2019
Fair value of consideration transferred
Fair value of Company shares issued	112,133	229,385	87,153
Cash consideration	13,721	16,420	4
Total fair value of consideration transferred	125,854	245,805	87,157
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	57,434	84,446	11,311
Debt securities	142,174	103,231	47,247
Loans receivable, net of ACL	451,653	615,279	245,485
Core deposit intangible [1]	2,593	13,566	8,963
Accrued income and other assets	33,971	35,891	24,848
Total identifiable assets acquired	687,825	852,413	337,854
Liabilities assumed
Deposits	603,289	722,220	274,646
Borrowings	10,904	—	7,273
Accrued expenses and other liabilities	5,373	9,919	10,079
Total liabilities assumed	619,566	732,139	291,998
Total identifiable net assets	68,259	120,274	45,856
Goodwill recognized	57,595	125,531	41,301
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.

2020 Acquisitions
On February 29, 2020, the Company acquired 100 percent of the outstanding common stock of State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona, a community bank based in Lake Havasu City, Arizona. SBAZ was merged into the Company and its banking operations were incorporated into The Foothills Bank division of Glacier Bank, continuing to provide banking services to individuals and businesses in Arizona with locations in Bullhead City, Cottonwood, Kingman, Lake Havasu City, Phoenix, Prescott Valley and Prescott. The preliminary value of the SBAZ acquisition was $125,854,000 and resulted in the Company issuing 3,007,044 shares of its common stock and paying $13,721,000 in cash in exchange for all of SBAZ’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the February 29, 2020 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SBAZ. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The fair values of SBAZ assets acquired include loans with fair value of $451,702,000, respectively. The gross principal and contractual interest due under the contracts was $452,510,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that insignificant amounts were not expected to be collectible.

The Company incurred $4,489,000 of expenses in connection with the acquisition, respectively, during the year ended December 31, 2020. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of SBAZ was approximately $31,606,000 and net income was approximately $8,524,000 from February 29, 2020 to December 31, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2019:

	Year ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Net interest income and non-interest income	777,869	664,789
Net income	265,289	218,365

2019 Acquisitions
On July 31, 2019, the Company acquired 100 percent of the outstanding common stock of Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada, a community bank based in Reno, Nevada. Heritage provides banking services to individuals and businesses throughout northern Nevada with locations in Carson City, Gardnerville, Reno and Sparks. The acquisition expanded the Company’s franchise footprint into Northern Nevada. Heritage operates as a new division of the Bank under its existing name and management team. The Heritage acquisition was valued at $245,805,000 and resulted in the Company issuing 5,473,276 shares of its common stock and paying $16,420,000 in cash in exchange for all of Heritage’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the July 31, 2019 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Heritage. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

On April 30, 2019, the Company acquired 100 percent of the outstanding common stock of FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton, a community bank based in Layton, Utah. FNB provides banking services to individuals and businesses throughout Utah with locations in Layton, Bountiful, Clearfield and Draper. The acquisition expanded the Company’s presence in Utah and sets the stage for future growth. The branches of FNB, along with the Bank’s branches operating in Utah, operate as a new division of the Bank under the name “First Community Bank Utah, division of Glacier Bank.” The FNB acquisition was valued at $87,157,000 and resulted in the Company issuing 2,046,341 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2019 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and FNB. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

BKD, LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2020, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2021 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Delinquent Section 16(a) Reports” of the Company’s Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of Compensation Committee” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the headings “Voting Securities and Principal Holders Thereof,” “Compensation Discussion and Analysis,” “Compensation of Directors” and “Director Equity Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(a) [1]	Amended and Restated Articles of Incorporation. Filed as Exhibit 3.i to Form 10-Q filed on August 8, 2008.
3(b) [1]	Amended and Restated Bylaws. Filed as Exhibits 3.ii to Form 10-Q filed on August 8, 2008.
4(a) [1]	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Filed as Exhibit 4(a) to Form 10-K filed on February 21, 2020
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Shares Award Agreement under 2015 Stock Incentive Plan, Filed as Exhibit 99.3 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	Columbine Capital Corp. 2011 Executive Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-224223) filed on April 10, 2018.
10(i) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(j) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(k) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(l) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Don J. Chery. Filed as Exhibit 10.3 to Form 10-Q filed on May 1, 2018.
10(m) [1,2]	Form of Amendment to Employment Agreements of Randall M. Chesler, Ron J. Copher and Don J. Chery, effective February 19, 2020. Filed as Exhibit 10(m) to Form 10-K filed on February 21, 2020.
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial and Accounting Officer)

Board of Directors

/s/ Craig A. Langel	Chairman
Craig A. Langel

/s/ David C. Boyles	Director
David C. Boyles

/s/ Robert A. Cashell, Jr.	Director
Robert A. Cashell, Jr.

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Kristen L. Heck	Director
Kristen L. Heck

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ John W. Murdoch	Director
John W. Murdoch

/s/ George R. Sutton	Director
George R. Sutton