Form 10-Q
period 2021-03-31
GLACIER BANCORP, INC.
filed 2021-05-03
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 20, 2021 was 95,505,432. No preferred shares are issued or outstanding.

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
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
Assets
Cash on hand and in banks	$227,745	227,108
Interest bearing cash deposits	650,705	406,034
Cash and cash equivalents	878,450	633,142
Debt securities, available-for-sale	5,853,315	5,337,814
Debt securities, held-to-maturity	588,751	189,836
Total debt securities	6,442,066	5,527,650
Loans held for sale, at fair value	118,731	166,572
Loans receivable	11,269,929	11,122,696
Allowance for credit losses	(156,446)	(158,243)
Loans receivable, net	11,113,483	10,964,453
Premises and equipment, net	322,354	325,335
Other real estate owned	2,965	1,744
Accrued interest receivable	79,331	75,497
Core deposit intangible, net	53,021	55,509
Goodwill	514,013	514,013
Non-marketable equity securities	10,022	10,023
Bank-owned life insurance	122,843	123,763
Other assets	113,273	106,505
Total assets	$19,770,552	18,504,206
Liabilities
Non-interest bearing deposits	$6,040,440	5,454,539
Interest bearing deposits	10,063,884	9,342,990
Securities sold under agreements to repurchase	996,878	1,004,583
Other borrowed funds	33,452	33,068
Subordinated debentures	132,499	139,959
Accrued interest payable	2,590	3,305
Deferred tax liability	3,116	23,860
Other liabilities	202,308	194,861
Total liabilities	17,475,167	16,197,165
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	955	954
Paid-in capital	1,495,438	1,495,053
Retained earnings - substantially restricted	719,072	667,944
Accumulated other comprehensive income	79,920	143,090
Total stockholders’ equity	2,295,385	2,307,041
Total liabilities and stockholders’ equity	$19,770,552	18,504,206
Number of common stock shares issued and outstanding	95,501,819	95,426,364
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Interest Income
Investment securities	$27,306	21,014
Residential real estate loans	10,146	11,526
Commercial loans	113,541	98,684
Consumer and other loans	10,559	11,641
Total interest income	161,552	142,865
Interest Expense
Deposits	3,014	5,581
Securities sold under agreements to repurchase	689	989
Federal Home Loan Bank advances	—	346
Other borrowed funds	174	128
Subordinated debentures	863	1,452
Total interest expense	4,740	8,496
Net Interest Income	156,812	134,369
Credit loss expense	48	19,185
Net interest income after credit loss expense	156,764	115,184
Non-Interest Income
Service charges and other fees	12,792	14,020
Miscellaneous loan fees and charges	2,778	1,285
Gain on sale of loans	21,624	11,862
Gain on sale of debt securities	284	863
Other income	2,643	5,242
Total non-interest income	40,121	33,272
Non-Interest Expense
Compensation and employee benefits	62,468	59,660
Occupancy and equipment	9,515	9,219
Advertising and promotions	2,371	2,487
Data processing	5,206	5,282
Other real estate owned	12	112
Regulatory assessments and insurance	1,879	1,090
Core deposit intangibles amortization	2,488	2,533
Other expenses	12,646	15,104
Total non-interest expense	96,585	95,487
Income Before Income Taxes	100,300	52,969
Federal and state income tax expense	19,498	9,630
Net Income	$80,802	43,339
Basic earnings per share	$0.85	0.46
Diluted earnings per share	$0.85	0.46
Dividends declared per share	$0.31	0.29
Average outstanding shares - basic	95,465,801	93,287,670
Average outstanding shares - diluted	95,546,922	93,359,792

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Net Income	$80,802	43,339
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (losses) gains on available-for-sale securities	(84,798)	80,555
Reclassification adjustment for gains included in net income	(326)	(862)
Net unrealized (losses) gains on available-for-sale securities	(85,124)	79,693
Tax effect	21,511	(20,195)
Net of tax amount	(63,613)	59,498
Unrealized gains on derivatives used for cash flow hedges	593	—
Reclassification adjustment for losses included in net income	—	—
Net unrealized gains on derivatives used for cash flow hedges	593	—
Tax effect	(150)	—
Net of tax amount	443	—
Total other comprehensive (loss) income, net of tax	(63,170)	59,498
Total Comprehensive Income	$17,632	102,837

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2021 and 2020

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	43,339	—	43,339
Other comprehensive income	—	—	—	—	59,498	59,498
Cash dividends declared ($0.29 per share)	—	—	—	(27,727)	—	(27,727)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	111,480	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,015	—	—	1,015
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at March 31, 2020	95,408,274	$954	1,491,651	544,315	99,724	2,136,644
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	80,802	—	80,802
Other comprehensive loss	—	—	—	—	(63,170)	(63,170)
Cash dividends declared ( $0.31 per share)	—	—	—	(29,674)	—	(29,674)
Stock issuances under stock incentive plans	75,455	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	386	—	—	386
Balance at March 31, 2021	95,501,819	$955	1,495,438	719,072	79,920	2,295,385

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Operating Activities
Net income	$80,802	43,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	48	19,185
Net amortization of debt securities	8,562	3,237
Net accretion of purchase accounting adjustments and deferred loan fees and costs	12,892	324
Origination of loans held for sale	(439,887)	(275,256)
Proceeds from loans held for sale	509,668	268,067
Gain on sale of loans	(21,624)	(11,862)
Gain on sale of debt securities	(284)	(863)
Bank-owned life insurance income, net	(641)	(656)
Stock-based compensation, net of tax benefits	1,491	1,199
Depreciation and amortization of premises and equipment	5,251	4,833
Gain loss on sale and write-downs of other real estate owned, net	—	(196)
Amortization of core deposit intangibles	2,488	2,533
Amortization of investments in variable interest entities	3,158	2,114
Net increase in accrued interest receivable	(3,834)	(10,690)
Net decrease (increase) in other assets	14,036	(9,793)
Net decrease in accrued interest payable	(715)	(99)
Net decrease in other liabilities	(23,666)	(9,654)
Net cash provided by operating activities	147,745	25,762
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	290,743	176,926
Purchases of available-for-sale debt securities	(1,302,635)	(811,523)
Maturities, prepayments and calls of held-to-maturity debt securities	4,130	20,250
Principal collected on loans	1,519,493	810,652
Loan originations	(1,683,608)	(942,157)
Net additions to premises and equipment	(1,573)	(940)
Proceeds from sale of other real estate owned	176	1,198
Proceeds from redemption of non-marketable equity securities	—	36,244
Purchases of non-marketable equity securities	—	(51,598)
Proceeds from bank-owned life insurance	1,575	—
Investments in variable interest entities	(7,021)	(2,895)
Net cash received from acquisitions	—	43,713
Net cash used in investing activities	(1,178,720)	(720,130)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Financing Activities
Net increase in deposits	$1,306,824	178,132
Net (decrease) increase in securities sold under agreements to repurchase	(7,705)	3,263
Net increase in short-term Federal Home Loan Bank advances	—	475,000
Repayments of long-term Federal Home Loan Bank advances	—	(547)
Net decrease in other borrowed funds	(7,116)	(5)
Cash dividends paid	(14,530)	(18,652)
Tax withholding payments for stock-based compensation	(1,351)	(977)
Proceeds from stock option exercises	161	634
Net cash provided by financing activities	1,276,283	636,848
Net increase (decrease) in cash, cash equivalents and restricted cash	245,308	(57,520)
Cash, cash equivalents and restricted cash at beginning of period	633,142	330,961
Cash, cash equivalents and restricted cash at end of period	$878,450	273,441
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,455	8,595
Cash paid during the period for income taxes	2	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$403,767	—
Sale and refinancing of other real estate owned	$—	215
Transfer of loans to other real estate owned	1,397	465
Right-of-use assets obtained in exchange for operating lease liabilities	345	2,241
Dividends declared during the period but not paid	29,674	27,727
Acquisitions
Fair value of common stock shares issued	—	112,133
Cash consideration	—	13,721
Fair value of assets acquired	—	744,109
Liabilities assumed	—	618,255

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results anticipated for the year ending December 31, 2021. The condensed consolidated statement of financial condition of the Company as of December 31, 2020 has been derived from the audited consolidated statements of the Company as of that date.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for credit losses (“ACL” or “allowance”) on loans; 2) the valuation of debt securities; 3) the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; and 4) the evaluation of goodwill impairment. For the determination of the ACL on loans and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to the investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using independent party inputs.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to COVID-19. The required reserve balance at March 31, 2021 was $0.

Debt Securities
On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses, which significantly changed the allowance for credit loss accounting policies for debt securities. The following debt securities and allowance for credit loss accounting policies are presented under Accounting Standards Codification™ (“ASC”) Topic 326.

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

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the income statement line item provision for credit losses. Provision for credit losses on the loan portfolio were $489,000 and $22,744,000 for the three months ended March 31, 2021 and 2020, respectively. Provision for off-balance sheet credit exposures were ($441,000) and ($3,559,000) for the three months ended March 31, 2021 and 2020, respectively. There was no provision for credit losses on debt securities for the three months ended March 31, 2021, and 2020 respectively.

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

Loan Servicing Rights
For residential real estate loans that are sold with servicing retained, servicing rights are initially recorded at fair value in other assets and gain on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts. The servicing asset is subsequently measured using the amortization method which requires the servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

These cash flow hedges were recognized as assets or liabilities on the Company’s statements of financial condition and were measured at fair value. Cash flows resulting from the interest rate derivative financial instruments that were accounted for as hedges of assets and liabilities were classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For additional information relating to the interest rate caps, see Note 9.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $13,695,000 and $14,458,000 for the three months ended March 31, 2021 and 2020, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2021 and December 31, 2020 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Recently Issued Accounting Guidance
The ASC is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The Company has not adopted any ASU’s in the current year that may have had a material effect on the Company’s financial position or results of operations. Furthermore, there are no newly issued but not yet effective ASUs that could have a material effect on the Company’s financial position or results of operations.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$36,122	231	(490)	35,863
U.S. government sponsored enterprises	5,231	22	—	5,253
State and local governments	914,572	64,593	(513)	978,652
Corporate bonds	278,914	9,952	(85)	288,781
Residential mortgage-backed securities	3,369,683	16,420	(22,476)	3,363,627
Commercial mortgage-backed securities	1,145,668	39,958	(4,487)	1,181,139
Total available-for-sale	$5,750,190	131,176	(28,051)	5,853,315
Held-to-maturity
State and local governments	$588,751	10,937	(728)	598,960
Total held-to-maturity	$588,751	10,937	(728)	598,960

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$38,568	287	(267)	38,588
U.S. government sponsored enterprises	9,747	34	—	9,781
State and local governments	1,321,763	94,974	(54)	1,416,683
Corporate bonds	336,867	12,239	(8)	349,098
Residential mortgage-backed securities	2,261,463	27,631	(4)	2,289,090
Commercial mortgage-backed securities	1,177,458	57,575	(459)	1,234,574
Total available-for-sale	$5,145,866	192,740	(792)	5,337,814
Held-to-maturity
State and local governments	$189,836	13,380	—	203,216
Total held-to-maturity	$189,836	13,380	—	203,216

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2021. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$91,067	92,128	482	486
Due after one year through five years	237,676	248,388	23,431	24,883
Due after five years through ten years	247,854	257,032	66,883	71,375
Due after ten years	658,242	711,001	497,955	502,216
	1,234,839	1,308,549	588,751	598,960
Mortgage-backed securities [1]	4,515,351	4,544,766	—	—
Total	$5,750,190	5,853,315	588,751	598,960
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Available-for-sale
Proceeds from sales and calls of debt securities	54,336	77,073
Gross realized gains [1]	369	962
Gross realized losses [1]	(43)	(100)
Held-to-maturity
Proceeds from calls of debt securities	4,130	20,250
Gross realized gains [1]	—	1
Gross realized losses [1]	(42)	—
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
•extent to which the fair value is less than cost;
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

	March 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	24	$17,857	(343)	2,361	(147)	20,218	(490)
State and local governments	57	36,748	(480)	816	(33)	37,564	(513)
Corporate bonds	1	3,915	(85)	—	—	3,915	(85)
Residential mortgage-backed securities	80	2,158,485	(22,475)	27	(1)	2,158,512	(22,476)
Commercial mortgage-backed securities	13	237,514	(4,487)	—	—	237,514	(4,487)
Total available-for-sale	175	$2,454,519	(27,870)	3,204	(181)	2,457,723	(28,051)
Held-to-maturity
State and local governments	65	$217,131	(728)	—	—	217,131	(728)
Total held-to-maturity	65	$217,131	(728)	—	—	217,131	(728)

	December 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	18	$13,814	(258)	726	(9)	14,540	(267)
State and local governments	6	3,121	(54)	—	—	3,121	(54)
Corporate bonds	3	5,500	(8)	—	—	5,500	(8)
Residential mortgage-backed securities	14	2,354	(4)	27	—	2,381	(4)
Commercial mortgage-backed securities	5	120,741	(459)	—	—	120,741	(459)
Total available-for-sale	46	$145,530	(783)	753	(9)	146,283	(792)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at March 31, 2021 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at March 31, 2021 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of March 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale debt securities totaled $22,398,000 and 20,215,000 at March 31, 2021, and December 31, 2020, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2021, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2021, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at March 31, 2021. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$91,831	39,022
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	471,159	123,664
S&P: A+, A, A- / Moody’s: A1, A2, A3	25,761	27,150
Total held-to-maturity	$588,751	189,836

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at March 31, 2021 have been determined to be investment grade.

As of March 31, 2021 and December 31, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $5,929,000 and $1,728,000 at March 31, 2021 and December 31, 2020, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at March 31, 2021 or December 31, 2020.

Note 3. Loans Receivable, Net

On January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting disclosures. The following loan and allowance for credit loss accounting disclosures are presented in accordance with ASC Topic 326.

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Residential real estate	$745,097	802,508
Commercial real estate	6,474,701	6,315,895
Other commercial	3,100,584	3,054,817
Home equity	625,369	636,405
Other consumer	324,178	313,071
Loans receivable	11,269,929	11,122,696
Allowance for credit losses	(156,446)	(158,243)
Loans receivable, net	$11,113,483	10,964,453
Net deferred origination (fees) costs included in loans receivable	$(37,946)	(26,709)
Net purchase accounting (discounts) premiums included in loans receivable	$(15,122)	(17,091)
Accrued interest receivable on loans	$50,989	53,538

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2021.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Provision for credit losses	489	(582)	7,463	(7,265)	(89)	962
Charge-offs	(4,246)	(38)	—	(2,762)	(45)	(1,401)
Recoveries	1,960	34	789	279	20	838
Balance at end of period	$156,446	9,018	95,251	39,385	8,068	4,724

	Three Months ended March 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—		—
Provision for credit losses	22,744	(4,369)	(9,433)	34,133	(508)	2,921
Charge-offs	(2,567)	(20)	(30)	(785)	(1)	(1,731)
Recoveries	1,754	9	470	454	106	715
Balance at end of period	$150,190	9,315	71,085	56,172	7,934	5,684

During the three months ended March 31, 2021, the ACL decreased primarily as a result of an improvement in the quantitative factors including the economic forecasts.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended March 31, 2021, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	March 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$41,744	5,201	5,737	28,277	1,412	1,117
Accruing loans 60-89 days past due	2,872	426	1,476	510	276	184
Accruing loans 90 days or more past due	3,733	188	2,319	961	26	239
Non-accrual loans with no ACL	28,654	3,006	13,484	8,400	2,756	1,008
Non-accrual loans with ACL	1,233	270	451	423	49	40
Total past due and non-accrual loans	78,236	9,091	23,467	38,571	4,519	2,588
Current loans receivable	11,191,693	736,006	6,451,234	3,062,013	620,850	321,590
Total loans receivable	$11,269,929	745,097	6,474,701	3,100,584	625,369	324,178

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,123	6,058	3,854	4,039	2,130	1,042
Accruing loans 60-89 days past due	5,598	584	2,299	809	756	1,150
Accruing loans 90 days or more past due	1,725	934	231	293	135	132
Non-accrual loans with no ACL	29,532	3,129	14,030	9,231	2,664	478
Non-accrual loans with ACL	2,432	274	1,787	278	49	44
Total past due and non-accrual loans	56,410	10,979	22,201	14,650	5,734	2,846
Current loans receivable	11,066,286	791,529	6,293,694	3,040,167	630,671	310,225
Total loans receivable	$11,122,696	802,508	6,315,895	3,054,817	636,405	313,071

The Company had $73,000 of interest reversed on non-accrual loans during the three months ended March 31, 2021. The prior year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2021, there were no significant change to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	March 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$26,583	—	33	26,419	—	131
Residential real estate	7,358	3,216	894	191	2,612	445
Other real estate	26,041	654	23,799	1,049	193	346
Other	26,033	—	—	25,597	—	436
Total	$86,015	3,870	24,726	53,256	2,805	1,358

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$4,325	—	37	4,288	—	—
Residential real estate	7,148	3,338	1,043	198	2,513	56
Other real estate	16,127	64	14,738	1,086	200	39
Other	36,855	—	—	36,469	—	386
Total	$64,455	3,402	15,818	42,041	2,713	481

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

	Three Months ended March 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	7	1	4	1	—	1
Pre-modification recorded balance	$1,753	210	1,374	38	—	131
Post-modification recorded balance	$1,753	210	1,374	38	—	131
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended March 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	—	3	2	—	—
Pre-modification recorded balance	$7,268	—	6,857	411	—	—
Post-modification recorded balance	$7,268	—	6,857	411	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

The modifications for the loans designated as TDRs during the three months ended March 31, 2021 and 2020 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,474,000 and $568,000 for the three months ended March 31, 2021 and 2020, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial for the three months ended March 31, 2021 and commercial real estate for the three months ended March 31, 2020. At March 31, 2021 and December 31, 2020, the Company had $505,000 and $548,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At March 31, 2021 and December 31, 2020, the Company had $930,000 and $273,000, respectively, of OREO secured by residential real estate properties.

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

	March 31, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021 (year-to-date)	$521,791	521,791	—	—	—
2020	1,419,202	1,413,986	—	5,216	—
2019	1,011,331	1,000,493	—	10,838	—
2018	851,608	810,910	—	40,698	—
2017	672,239	645,700	—	26,539	—
Prior	1,879,439	1,825,762	—	53,593	84
Revolving loans	119,091	116,298	—	2,792	1
Total	$6,474,701	6,334,940	—	139,676	85
Other commercial loans [1]
Term loans by origination year
2021 (year-to-date)	$538,043	538,039	—	4	—
2020	974,231	947,941	—	26,289	1
2019	281,749	271,082	—	10,664	3
2018	223,210	217,040	—	6,169	1
2017	241,634	239,229	—	2,402	3
Prior	378,212	361,319	—	16,342	551
Revolving loans	463,505	436,725	—	26,762	18
Total	$3,100,584	3,011,375	—	88,632	577
___________________________
1 Includes PPP loans.

	December 31, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020	$1,496,094	1,490,947	—	5,147	—
2019	1,077,461	1,069,503	—	7,958	—
2018	914,506	874,673	—	39,833	—
2017	723,448	696,371	—	27,077	—
2016	496,275	481,392	—	14,883	—
Prior	1,488,281	1,450,596	—	37,574	111
Revolving loans	119,830	116,548	—	3,282	—
Total	$6,315,895	6,180,030	—	135,754	111
Other commercial loans [1]
Term loans by origination year
2020	$1,366,664	1,341,316	19,564	5,784	—
2019	304,430	284,981	12,582	6,864	3
2018	241,222	234,988	—	6,233	1
2017	269,857	264,651	—	5,114	92
2016	179,225	177,164	—	2,056	5
Prior	218,306	206,431	—	11,329	546
Revolving loans	475,113	467,929	54	7,112	18
Total	$3,054,817	2,977,460	32,200	44,492	665
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021 (year-to-date)	$37,080	36,673	407	—
2020	220,196	219,651	545	—
2019	133,625	133,269	356	—
2018	83,079	82,095	750	234
2017	65,036	64,227	809	—
Prior	203,795	197,805	2,760	3,230
Revolving loans	2,286	2,286	—	—
Total	$745,097	736,006	5,627	3,464
Home equity loans
Term loans by origination year
2021 (year-to-date)	$18	18	—	—
2020	71	71	—	—
2019	672	637	—	35
2018	1,162	1,162	—	—
2017	1,015	989	—	26
Prior	12,868	11,890	520	458
Revolving loans	609,563	606,083	1,168	2,312
Total	$625,369	620,850	1,688	2,831
Other consumer loans
Term loans by origination year
2021 (year-to-date)	$48,670	48,652	—	18
2020	114,926	114,701	173	52
2019	57,385	56,947	145	293
2018	36,830	36,469	168	193
2017	13,154	13,093	10	51
Prior	25,409	24,347	784	278
Revolving loans	27,804	27,381	21	402
Total	$324,178	321,590	1,301	1,287

	December 31, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020	$208,679	207,432	1,247	—
2019	181,924	179,915	2,009	—
2018	100,273	99,135	556	582
2017	76,394	75,527	867	—
2016	53,819	52,905	87	827
Prior	179,085	174,281	1,876	2,928
Revolving loans	2,334	2,334	—	—
Total	$802,508	791,529	6,642	4,337
Home equity loans
Term loans by origination year
2020	$89	89	—	—
2019	807	771	—	36
2018	1,782	1,782	—	—
2017	1,452	1,426	26	—
2016	1,016	1,016	—	—
Prior	14,025	13,042	463	520
Revolving loans	617,234	612,545	2,397	2,292
Total	$636,405	630,671	2,886	2,848
Other consumer loans
Term loans by origination year
2020	$131,302	131,098	158	46
2019	66,327	65,921	170	236
2018	42,827	42,557	212	58
2017	16,287	16,202	38	47
2016	10,519	10,409	48	62
Prior	18,692	17,334	1,155	203
Revolving loans	27,117	26,704	411	2
Total	$313,071	310,225	2,192	654

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,999		5,999
Accumulated depreciation	(334)		(273)
Net ROU assets	$5,665	46,298	5,726	46,820
Lease liabilities	$5,864	49,250	5,891	49,675
Weighted-average remaining lease term	24 years	17 years	24 years	17 years
Weighted-average discount rate	2.6%	3.4%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	March 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$261	4,808
Maturing one year through two years	268	4,424
Maturing two years through three years	274	3,955
Maturing three years through four years	281	3,978
Maturing four years through five years	287	3,898
Thereafter	6,663	46,484
Total lease payments	8,034	67,547
Present value of lease payments
Short-term	112	3,211
Long-term	5,752	46,039
Total present value of lease payments	5,864	49,250
Difference between lease payments and present value of lease payments	$2,170	18,297

The components of lease expense consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Finance lease cost
Amortization of ROU assets	$61	57
Interest on lease liabilities	37	41
Operating lease cost	1,279	1,108
Short-term lease cost	86	90
Variable lease cost	261	385
Sublease income	(11)	(2)
Total lease expense	$1,713	1,679

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2021		March 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$37	780	41	615
Financing cash flows	27	N/A	23	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2021 and 2020 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Net carrying value at beginning of period	$514,013	456,418
Acquisitions and adjustments	—	56,937
Net carrying value at end of period	$514,013	513,355

The Company performed its annual goodwill impairment test during the third quarter of 2020 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2021 and December 31, 2020.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets. The following schedules disclose the change in the carrying value of mortgage servicing rights, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Carrying value at beginning of period	$8,976	1,618
Additions	1,357	8,298
Amortization	(397)	(940)
Carrying value at end of period	$9,936	8,976
Principal balances of loans serviced for others	$1,377,187	1,269,080
Fair value of servicing rights	$14,263	12,087

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Loans receivable	$108,717	90,183
Accrued interest receivable	546	410
Other assets	40,262	40,282
Total assets	$149,525	130,875
Liabilities
Other borrowed funds	$27,588	27,176
Accrued interest payable	131	53
Other liabilities	51	171
Total liabilities	$27,770	27,400

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $45,299,000 and $45,953,000 as of March 31, 2021 and December 31, 2020, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2021 and 2020. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at March 31, 2021 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2021	$16,846
2022	21,428
2023	5,884
2024	450
2025	199
Thereafter	683
Total	$45,490

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

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Amortization expense	$2,326	1,842
Tax credits and other tax benefits recognized	3,095	2,485

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	March 31, 2021	December 31, 2020
State and local governments	$418,077	787,016
Corporate bonds	175,522	217,567
Residential mortgage-backed securities	391,505	—
Commercial mortgage-backed securities	11,774	—
Total	$996,878	1,004,583

The repurchase agreements are secured by debt securities with carrying values of $1,154,580,000 and $1,151,264,000 at March 31, 2021 and December 31, 2020, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the three months ended March 31, 2021. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month LIBOR. At March 31, 2021 and December 31, 2020, the interest rate caps had a fair value of $752,000 and $201,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $42,000 and $0 for the three months ended March 31, 2021 and 2020, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending March 31, 2021 and 2020 was as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Amount of loss recognized in OCI	593	—
Amount of loss reclassified from OCI to net income	—	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2021 and December 31, 2020, loan commitments with interest rate lock commitments totaled $242,409,000 and $229,862,000, respectively. At March 31, 2021 and December 31, 2020, the fair value of the related derivatives on the interest rate lock commitments was $6,097,000 and $8,605,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At March 31, 2021 and December 31, 2020, TBA commitments were $206,000,000. At March 31, 2021 the fair value of the related derivatives on the TBA securities was $4,212,000 and was included in other assets with corresponding changes recorded in gain on sale of loans.. At December 31, 2020, the fair value of the related derivatives on the TBA securities was $2,056,000, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Consulting and outside services	$2,171	2,235
Loan expenses	1,624	864
VIE amortization and other expenses	1,531	841
Telephone	1,375	1,238
Debit card expenses	1,322	1,093
Postage	961	795
Business development	822	1,048
Printing and supplies	790	903
Accounting and audit fees	455	448
Employee expenses	431	1,043
Checking and operating expenses	156	357
Legal fees	156	433
Mergers and acquisition expenses	104	2,791
Other	748	1,015
Total other expenses	$12,646	15,104
.

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income before reclassifications	60,142	—	60,142
Reclassification adjustments for gains included in net income	(644)	—	(644)
Net current period other comprehensive income	59,498	—	59,498
Balance at March 31, 2020	$99,724	—	99,724
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive income (loss) before reclassifications	(63,370)	443	(62,927)
Reclassification adjustments for gains included in net income	(243)	—	(243)
Net current period other comprehensive income (loss)	(63,613)	443	(63,170)
Balance at March 31, 2021	$79,830	90	79,920

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Net income available to common stockholders, basic and diluted	$80,802	43,339
Average outstanding shares - basic	95,465,801	93,287,670
Add: dilutive restricted stock units and stock options	81,121	72,122
Average outstanding shares - diluted	95,546,922	93,359,792
Basic earnings per share	$0.85	0.46
Diluted earnings per share	$0.85	0.46
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	—	102,094
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock units or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 13. Fair Value of Assets and Liabilities

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2021 and 2020.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2021.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $4,729,000 and net gains of $1,432,000 for the three month periods ended March 31, 2021 and 2020, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$35,863	—	35,863	—
U.S. government sponsored enterprises	5,253	—	5,253	—
State and local governments	978,652	—	978,652	—
Corporate bonds	288,781	—	288,781	—
Residential mortgage-backed securities	3,363,627	—	3,363,627	—
Commercial mortgage-backed securities	1,181,139	—	1,181,139	—
Loans held for sale, at fair value	118,731	—	118,731	—
Interest rate caps	752	—	752	—
Interest rate locks	6,097	—	6,097	—
TBA hedge	4,212	—	4,212	—
Total assets measured at fair value on a recurring basis	$5,983,107	—	5,983,107	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$38,588	—	38,588	—
U.S. government sponsored enterprises	9,781	—	9,781	—
State and local governments	1,416,683	—	1,416,683	—
Corporate bonds	349,098	—	349,098	—
Residential mortgage-backed securities	2,289,090	—	2,289,090	—
Commercial mortgage-backed securities	1,234,574	—	1,234,574	—
Loans held for sale, at fair value	166,572	—	166,572	—
Interest rate caps	201	—	201	—
Interest rate locks	8,605	—	8,605	—
Total assets measured at fair value on a recurring basis	$5,513,192	—	5,513,192	—
TBA hedge	$2,056	—	2,056	—
Total liabilities measured at fair value on a recurring basis	$2,056	—	2,056	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2021.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	19,732	—	—	19,732
Total assets measured at fair value on a non-recurring basis	$19,732	—	—	19,732

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$564	—	—	564
Collateral-dependent impaired loans, net of ACL	26,749	—	—	26,749
Total assets measured at fair value on a non-recurring basis	$27,313	—	—	27,313
Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2021	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,725	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	18,007	Sales comparison approach	Selling costs	10.0% - 5.0% (5.1%)
			Adjustment to comparables	10.0% - 5.0% (6.3%)
$19,732

	Fair Value December 31, 2020	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$564	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)
Collateral-dependent loans, net of ACL	$144	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	25,309	Sales comparison approach	Selling Costs	10.0% - 10.0% (0.1%)
			Adjustment to comparables	0.0% - 100.0% (11.1%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	8.0% - 8.0% (8.0%)
$26,749
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended March 31, 2021.

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

Term Deposits: fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from an independent third party based on current rates offered by the Company’s regional competitors.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$878,450	878,450	—	—
Debt securities, held-to-maturity	588,751	—	598,960	—
Loans receivable, net of ACL	11,113,483	—	—	11,388,533
Total financial assets	$12,580,684	878,450	598,960	11,388,533
Financial liabilities
Term deposits	$965,986	—	970,127	—
Repurchase agreements and other borrowed funds	1,030,330	—	1,030,330	—
Subordinated debentures	132,499	—	126,452	—
Total financial liabilities	$2,128,815	—	2,126,909	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$633,142	633,142	—	—
Debt securities, held-to-maturity	189,836	—	203,216	—
Loans receivable, net of ACL	10,964,453	—	—	11,233,002
Total financial assets	$11,787,431	633,142	203,216	11,233,002
Financial liabilities
Term deposits	$978,779	—	983,491	—
Repurchase agreements and other borrowed funds	1,037,651	—	1,037,651	—
Subordinated debentures	139,959	—	123,944	—
Total financial liabilities	$2,156,389	—	2,145,086	—

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Company’s 2020 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:
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
•legislative or regulatory changes, such as the those signaled by the Biden Administration, as well as increased banking and consumer protection regulation that adversely affect the Company’s business, both generally and as a result of the Company exceeding $10 billion in total consolidated assets;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020
Operating results
Net income	$80,802	81,860	43,339
Basic earnings per share	$0.85	0.86	0.46
Diluted earnings per share	$0.85	0.86	0.46
Dividends declared per share [1]	$0.31	0.45	0.29
Market value per share
Closing	$57.08	46.01	34.01
High	$67.35	47.05	46.10
Low	$44.55	31.29	26.66
Selected ratios and other data
Number of common stock shares outstanding	95,501,819	95,426,364	95,408,274
Average outstanding shares - basic	95,465,801	95,418,958	93,287,670
Average outstanding shares - diluted	95,546,922	95,492,258	93,359,792
Return on average assets (annualized)	1.73%	1.78%	1.25%
Return on average equity (annualized)	14.12%	14.27%	8.52%
Efficiency ratio	46.75%	50.34%	52.55%
Dividend payout ratio	36.47%	52.33%	63.04%
Loan to deposit ratio	70.72%	76.29%	88.10%
Number of full time equivalent employees	2,994	2,970	2,955
Number of locations	193	193	192
Number of ATMs	250	250	247
______________________________
1 Includes a special dividend declared of $0.15 per share for the three months ended December 31, 2020.

The Company reported net income of $80.8 million for the current quarter, an increase of $37.5 million, or 86 percent, from the $43.3 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.85 per share, an increase of 85 percent from the prior year first quarter diluted earnings per share of $0.46.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Cash and cash equivalents	$878,450	633,142	273,441	245,308	605,009
Debt securities, available-for-sale	5,853,315	5,337,814	3,429,890	515,501	2,423,425
Debt securities, held-to-maturity	588,751	189,836	203,814	398,915	384,937
Total debt securities	6,442,066	5,527,650	3,633,704	914,416	2,808,362
Loans receivable
Residential real estate	745,097	802,508	957,830	(57,411)	(212,733)
Commercial real estate	6,474,701	6,315,895	5,928,303	158,806	546,398
Other commercial	3,100,584	3,054,817	2,239,878	45,767	860,706
Home equity	625,369	636,405	652,942	(11,036)	(27,573)
Other consumer	324,178	313,071	309,253	11,107	14,925
Loans receivable	11,269,929	11,122,696	10,088,206	147,233	1,181,723
Allowance for credit losses	(156,446)	(158,243)	(150,190)	1,797	(6,256)
Loans receivable, net	11,113,483	10,964,453	9,938,016	149,030	1,175,467
Other assets	1,336,553	1,378,961	1,313,223	(42,408)	23,330
Total assets	$19,770,552	18,504,206	15,158,384	1,266,346	4,612,168

Total debt securities of $6.442 billion at March 31, 2021 increased $914 million, or 17 percent, during the current quarter and increased $2.808 billion, or 77 percent, from the prior year first quarter. The Company continues to purchase debt securities with excess liquidity from the increase in core deposits and SBA forgiveness of PPP loans. Debt securities represented 33 percent of total assets at March 31, 2021 compared to 30 percent of total assets at December 31, 2020 and 24 percent of total assets at March 31, 2020.

The loan portfolio of $11.270 billion at March 31, 2021 increased $147 million, or 5 percent annualized, in the current quarter. Excluding the PPP loans, the loan portfolio increased $80.6 million, or 3 percent annualized, during the current quarter with the largest increase in commercial real estate loans which increased $159 million, or 3 percent.

The loan portfolio increased $1.182 billion, or 12 percent, from the prior year first quarter. Excluding the PPP loans, the loan portfolio increased $206 million, or 2 percent, from the prior year first quarter with the largest increase in commercial real estate loans which increased $546 million, or 9 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Deposits
Non-interest bearing deposits	$6,040,440	5,454,539	3,875,848	585,901	2,164,592
NOW and DDA accounts	4,035,455	3,698,559	2,860,563	336,896	1,174,892
Savings accounts	2,206,592	2,000,174	1,578,062	206,418	628,530
Money market deposit accounts	2,817,708	2,627,336	2,155,203	190,372	662,505
Certificate accounts	965,986	978,779	1,025,237	(12,793)	(59,251)
Core deposits, total	16,066,181	14,759,387	11,494,913	1,306,794	4,571,268
Wholesale deposits	38,143	38,142	62,924	1	(24,781)
Deposits, total	16,104,324	14,797,529	11,557,837	1,306,795	4,546,487
Securities sold under agreements to repurchase	996,878	1,004,583	580,335	(7,705)	416,543
Federal Home Loan Bank advances	—	—	513,055	—	(513,055)
Other borrowed funds	33,452	33,068	32,499	384	953
Subordinated debentures	132,499	139,959	139,916	(7,460)	(7,417)
Deferred tax liability	3,116	—	—	3,116	3,116
Other liabilities	204,898	222,026	198,098	(17,128)	6,800
Total liabilities	$17,475,167	16,197,165	13,021,740	1,278,002	4,453,427

Core deposits of $16.066 billion as of March 31, 2021 increased $1.307 billion, or 35 percent annualized, from the prior quarter and increased $4.571 billion, or 40 percent, from the prior year first quarter. Non-interest bearing deposits of $6.040 billion as of March 31, 2021 increased $586 million, or 11 percent, from the prior quarter and increased $2.165 billion, or 56 percent, from the prior year first quarter. The last twelve months unprecedented increase in deposits resulted from a number of factors including the PPP loan proceeds deposited by customers, federal stimulus deposits and the increase in customer savings. Non-interest bearing deposits were 38 percent of total core deposits at March 31, 2021 compared to 37 percent of total core deposits at December 31, 2020 and 34 percent at March 31, 2020.

During the current quarter, the Company paid off $7.5 million of subordinated debt. The current and prior quarter low levels of borrowings, including wholesale deposits and Federal Home Loan Bank (“FHLB”) advances, were reflective of the significant increase in core deposits which funded the asset growth. FHLB advances will continue to fluctuate as necessary for balance sheet growth and to supplement liquidity needs of the Company.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Common equity	$2,215,465	2,163,951	2,036,920	51,514	178,545
Accumulated other comprehensive income	79,920	143,090	99,724	(63,170)	(19,804)
Total stockholders’ equity	2,295,385	2,307,041	2,136,644	(11,656)	158,741
Goodwill and core deposit intangible, net	(567,034)	(569,522)	(576,701)	2,488	9,667
Tangible stockholders’ equity	$1,728,351	1,737,519	1,559,943	(9,168)	168,408

Stockholders’ equity to total assets	11.61%	12.47%	14.10%
Tangible stockholders’ equity to total tangible assets	9.00%	9.69%	10.70%
Book value per common share	$24.03	24.18	22.39	(0.15)	1.64
Tangible book value per common share	$18.10	18.21	16.35	(0.11)	1.75

Tangible stockholders’ equity of $1.728 billion at March 31, 2021 decreased $9.2 million, or 5 basis points, from the prior quarter and was primarily the result of a decrease in the unrealized gain on the available-for-sale debt securities during the current quarter which was driven by an increase in interest rates. The current year decrease in both the stockholder’s equity to total assets ratio and the tangible stockholders’ equity to total tangible assets ratio was primarily the result of the $1.266 billion increase in total assets driven by the increase of $914 million in debt securities. Tangible stockholders’ equity increased $168 million over the prior year first quarter, which was the result of earnings retention. Excluding the impact from PPP Loans, the tangible stockholders’ equity to total assets was 9.48 percent which was a 1.22 percent decrease from prior year first quarter and was due to adding $2.8 billion in debt securities. Tangible book value per common share of $18.10 at the current quarter end decreased $0.11 per share from the prior quarter and increased $1.75 per share from a year ago.

Cash Dividend
On March 31, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share. The dividend was payable April 22, 2021 to shareholders of record on April 13, 2021. The dividend was the 144th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2021
Compared to December 31, 2020, and March 31, 2020

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Net interest income
Interest income	$161,552	171,308	142,865	(9,756)	18,687
Interest expense	4,740	5,550	8,496	(810)	(3,756)
Total net interest income	156,812	165,758	134,369	(8,946)	22,443
Non-interest income
Service charges and other fees	12,792	13,713	14,020	(921)	(1,228)
Miscellaneous loan fees and charges	2,778	2,293	1,285	485	1,493
Gain on sale of loans	21,624	26,214	11,862	(4,590)	9,762
Gain on sale of investments	284	124	863	160	(579)
Other income	2,643	2,360	5,242	283	(2,599)
Total non-interest income	40,121	44,704	33,272	(4,583)	6,849
Total income	$196,933	210,462	167,641	(13,529)	29,292
Net interest margin (tax-equivalent)	3.74%	4.03%	4.36%

Net Interest Income
The current quarter net interest income of $157 million decreased $8.9 million, or 5 percent, over the prior quarter and increased $22.4 million, or 17 percent, from the prior year first quarter. The current quarter interest income of $162 million decreased $9.8 million, or 6 percent, compared to the prior quarter due to a decrease in income from PPP loans. The current quarter interest income increased $18.7 million, or 13 percent, over the prior year first quarter due to an increase in income from PPP loans and debt securities. The interest income (which included deferred fees and deferred costs) from the PPP loans was $13.5 million in the current quarter and $21.5 million in the prior quarter.

The current quarter interest expense of $4.7 million decreased $810 thousand, or 15 percent, over the prior quarter and decreased $3.8 million, or 44 percent, over the prior year first quarter primarily as result of a decrease in deposit rates and borrowing interest rates. During the current quarter, the total cost of funding (including non-interest bearing deposits) of 12 basis points declined 2 basis points in the current quarter and 17 basis points from the prior year first quarter with both decreases driven by a decrease in rates in deposits and borrowings.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.74 percent compared to 4.03 percent in the prior quarter and 4.36 in the prior year first quarter. The core net interest margin, excluding 4 basis points of discount accretion, 1 basis point from non-accrual interest and 13 basis points increase from the PPP loans, was 3.56 percent compared to 3.76 in the prior quarter and 4.30 percent in the prior year first quarter. The core net interest margin decreased 20 basis points in the current quarter and decreased 74 basis points from the prior year first quarter due to a decrease in earning asset yields. Earning asset yields have decreased from the combined impact of the significant increase in the lower yielding debt securities and the decrease in yields on both loans and debt securities. Debt securities comprised 35.7 percent of the earning assets during the current quarter compared to 31.8 percent in the prior quarter and 23.5 percent in the prior year first quarter.

Non-interest Income
Non-interest income for the current quarter totaled $40.1 million which was a decrease of $4.6 million, or 10 percent, over the prior quarter and an increase of $6.8 million, or 21 percent, over the same quarter last year. Service charges and other fees decreased $921 thousand from the prior quarter and decreased $1.2 million from the prior year first quarter as a result of decreased overdraft activity. Gain on the sale of loans of $21.6 million for the current quarter decreased $4.6 million, or 18 percent, compared to the prior quarter, although remained at elevated levels as a result of the current low interest rate environment. Gain on sale of loans increased $9.8 million, or 82 percent, from the prior year first quarter due to the increase in purchase and refinance activity driven by the decrease in interest rates. Other income of $2.6 million decreased $2.6 million, or 50 percent, from the prior year first quarter as a result of a $2.4 million gain on the sale of a former branch building in the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Compensation and employee benefits	$62,468	70,540	59,660	(8,072)	2,808
Occupancy and equipment	9,515	9,728	9,219	(213)	296
Advertising and promotions	2,371	2,797	2,487	(426)	(116)
Data processing	5,206	5,211	5,282	(5)	(76)
Other real estate owned	12	550	112	(538)	(100)
Regulatory assessments and insurance	1,879	1,034	1,090	845	789
Core deposit intangibles amortization	2,488	2,612	2,533	(124)	(45)
Other expenses	12,646	18,715	15,104	(6,069)	(2,458)
Total non-interest expense	$96,585	111,187	95,487	(14,602)	1,098

Total non-interest expense of $96.6 million for the current quarter decreased $14.6 million, or 13 percent, over the prior quarter and increased $1.1 million, or 1 percent, over the prior year first quarter. Compensation and employee benefits decreased $8.1 million, or 11 percent, from the prior quarter which was primarily driven by the $5.2 million increase in deferred compensation on originating Round 2 PPP loans. Compensation and employee benefits increased by $2.8 million, or 5 percent, from the prior year first quarter which was due to increased real estate commissions, increased employees from acquisitions and organic growth which more than offset the decreased expense from originating PPP loans. Regulatory assessment and insurance increased $845 thousand from the prior quarter primarily due to an accrual adjustment in the prior quarter for waiver of the State of Montana regulatory semi-annual assessment for the second half of 2020. Regulatory assessment and insurance increased $789 thousand from the prior year first quarter primarily due to $530 thousand in Small Bank Assessment credits applied in the prior year first quarter. Other expenses of $12.6 million, decreased $6.1 million, or 32 percent, from the prior quarter and decreased $2.5 million, or 16 percent, from the prior year first quarter. Current quarter other expenses included acquisition-related expenses of $104 thousand compared to $501 thousand in the prior quarter and $2.8 million in the prior year first quarter.

Efficiency Ratio
The efficiency ratio was 46.75 percent in the current quarter and 50.34 percent in the prior quarter. Excluding the impact from the PPP loans, the efficiency ratio would have been 52.89 percent in the current quarter, which was a 307 basis points decrease from the prior quarter efficiency ratio of 55.96 percent and was driven by the decrease in non-interest expense, including a $5.2 increase in deferred compensation on originating the PPP loans, that more than offset the decrease in net interest income and gain on sale of loans. Excluding the current year impact from the PPP loans, the current quarter efficiency ratio of 52.89 which was a decrease of 176 basis points the prior year first quarter efficiency ratio of 54.65 percent and was primarily from the increase in gain on sale of loans and net interest income.

Provision for Credit Losses
The following table summarizes credit loss expense (benefit), net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2021	$489	$2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%
Second quarter 2019	—	732	1.46%	0.43%	0.41%

Net charge-offs for the current quarter were $2.3 million compared to $4.8 million for the prior quarter and $813 thousand from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. During the current quarter, the Company transferred $404 million of available-for-sale securities with an unrealized net gain of $3.8 million into the held-to-maturity portfolio after determining it had the intent and ability to hold such securities until maturity. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$35,863	1%	$38,588	1%	$44,567	1%
U.S. government sponsored enterprises	5,253	—%	9,781	1%	31,251	1%
State and local governments	978,652	15%	1,416,683	26%	1,258,342	34%
Corporate bonds	288,781	5%	349,098	6%	331,184	9%
Residential mortgage-backed securities	3,363,627	52%	2,289,090	41%	794,733	22%
Commercial mortgage-backed securities	1,181,139	18%	1,234,574	22%	969,813	27%
Total available-for-sale	5,853,315	91%	5,337,814	97%	3,429,890	94%
Held-to-maturity
State and local governments	588,751	9%	189,836	3%	203,814	6%
Total held-to-maturity	588,751	9%	189,836	3%	203,814	6%
Total debt securities	$6,442,066	100%	$5,527,650	100%	$3,633,704	100%

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

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$371,012	397,769	385,773	420,646
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,025,452	1,066,918	1,015,634	1,080,972
S&P: A+, A, A- / Moody’s: A1, A2, A3	96,373	102,342	101,494	109,504
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,229	3,217	3,230
Not rated by either entity	7,269	7,354	5,481	5,547
Below investment grade	—	—	—	—
Total	$1,503,323	1,577,612	1,511,599	1,619,899

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$614,436	650,364	625,660	672,610
General obligation - limited	117,467	122,602	121,886	129,250
Revenue	755,349	787,328	745,908	798,188
Certificate of participation	12,287	13,424	14,098	15,636
Other	3,784	3,894	4,047	4,215
Total	$1,503,323	1,577,612	1,511,599	1,619,899

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$234,460	250,105	235,036	254,976
Texas	135,853	144,170	143,421	154,511
Michigan	140,101	146,031	139,836	148,544
California	146,234	160,452	148,564	166,311
Washington	99,665	104,127	99,699	106,012
All other states	747,010	772,727	745,043	789,545
Total	$1,503,323	1,577,612	1,511,599	1,619,899

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2021. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$64	1.57%	$2,094	1.54%	$11,241	1.63%	$22,464	1.66%	$—	—%	$35,863	1.65%
U.S. government sponsored enterprises	4,986	0.97%	267	0.93%	—	—%	—	—%	—	—%	5,253	0.97%
State and local governments	11,435	2.17%	36,803	2.72%	241,877	3.54%	688,537	3.33%	—	—%	978,652	3.35%
Corporate bonds	75,643	3.59%	209,224	3.28%	3,914	4.00%	—	—%	—	—%	288,781	3.38%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,363,627	1.09%	3,363,627	1.09%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,181,139	2.39%	1,181,139	2.39%
Total available-for-sale	92,128	3.27%	248,388	3.18%	257,032	3.46%	711,001	3.28%	4,544,766	1.42%	5,853,315	1.82%
Held-to-maturity
State and local governments	482	1.82%	23,431	2.57%	66,883	2.77%	497,955	2.58%	—	—%	588,751	2.60%
Total held-to-maturity	482	1.82%	23,431	2.57%	66,883	2.77%	497,955	2.58%	—	—%	588,751	2.60%
Total debt securities	$92,610	3.26%	$271,819	3.13%	$323,915	3.31%	$1,208,956	2.98%	$4,544,766	1.42%	$6,442,066	1.89%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2021, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at March 31, 2021.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of March 31, 2021, the Company determined that none of such securities were impaired.

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

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$745,097	7%	$802,508	7%	$957,830	10%
Commercial real estate	6,474,701	58%	6,315,895	58%	5,928,303	60%
Other commercial	3,100,584	28%	3,054,817	28%	2,239,878	23%
Home equity	625,369	6%	636,405	6%	652,942	6%
Other consumer	324,178	3%	313,071	3%	309,253	3%
Loans receivable	11,269,929	102%	11,122,696	102%	10,088,206	102%
Allowance for credit losses	(156,446)	(2)%	(158,243)	(2)%	(150,190)	(2)%
Loans receivable, net	$11,113,483	100%	$10,964,453	100%	$9,938,016	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Other real estate owned	$2,965	1,744	4,748
Accruing loans 90 days or more past due
Residential real estate	188	934	701
Commercial real estate	2,319	231	3,700
Other commercial	961	293	1,738
Home equity	26	135	140
Other consumer	239	132	345
Total	3,733	1,725	6,624
Non-accrual loans
Residential real estate	3,276	3,403	4,433
Commercial real estate	13,935	15,817	13,465
Other commercial	8,823	9,509	6,652
Home equity	2,805	2,713	3,003
Other consumer	1,048	522	453
Total	29,887	31,964	28,006
Total non-performing assets	$36,585	35,433	39,378
Non-performing assets as a percentage of subsidiary assets	0.19%	0.19%	0.26%
ACL as a percentage of non-performing loans	465%	470%	434%
Accruing loans 30-89 days past due	$44,616	22,721	41,375
Accruing troubled debt restructurings	$41,345	42,003	44,371
Non-accrual troubled debt restructurings	$4,702	3,507	6,911
U.S. government guarantees included in non-performing assets	$2,778	3,011	3,204
Interest income [1]	$357	1,545	353
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $36.6 million at March 31, 2021 increased $1.2 million, or 3 basis points, over the prior quarter and decreased $2.8 million, or 7 percent, over the prior year first quarter. Non-performing assets as a percentage of subsidiary assets at March 31, 2021 was 0.19 percent. Excluding the government guaranteed PPP loans, the non-performing assets as a percentage of subsidiary assets at March 31, 2021 was 0.19 percent, a decrease of 1 basis point from the prior quarter and 7 basis points decrease from the prior year first quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $44.6 million at March 31, 2021 increased $21.9 million from the prior quarter with the increase primarily isolated to one credit relationship. Early stage delinquencies increased $3.2 million from the prior year first quarter. Early stage delinquencies as a percentage of loans at March 31, 2021 was 0.40 percent, which was an increase of 20 basis points from prior quarter and a 1 basis point decrease from prior year first quarter. Excluding PPP loans, early stage delinquencies as a percentage of loans at March 31, 2021 was 0.43 percent, which was an increase of 21 basis points from prior quarter and a 2 basis points increase from prior year first quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $46.0 million and $45.5 million at March 31, 2021 and December 31, 2020, respectively.

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

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2021 was $1,474 thousand. The fair value of the loan collateral acquired in foreclosure during 2021 was $1,397 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Balance at beginning of period	$1,744	5,142	5,142
Acquisitions	—	307	307
Additions	1,397	2,076	465
Capital improvements	—	145	51
Write-downs	—	(451)	(60)
Sales	(176)	(5,475)	(1,157)
Balance at end of period	$2,965	1,744	4,748

PPP Loans

	March 31, 2021
(Dollars in thousands)	Number of PPP Loans	Round 1 PPP 2020 Loans	Round 2 PPP 2021 Loans	Total PPP Loans	Total Loans Receivable, Net of PPP Loans	PPP Loans as a Percent of Total Loans Receivable, Net of PPP Loans
Residential real estate	—	$—	—	—	745,097	—%
Commercial real estate and other commercial
Real estate rental and leasing	684	14,795	13,970	28,765	3,614,584	0.80%
Accommodation and food services	1,324	48,140	130,304	178,444	664,115	26.87%
Healthcare	1,165	150,949	53,041	203,990	835,975	24.40%
Manufacturing	506	20,013	25,002	45,015	181,641	24.78%
Retail and wholesale trade	850	39,275	24,616	63,891	496,052	12.88%
Construction	1,426	62,445	81,326	143,771	765,959	18.77%
Other	5,148	153,592	158,323	311,915	2,041,167	15.28%
Home equity and other consumer	—	—	—	—	949,548	—%
Total	11,103	$489,209	486,582	975,791	10,294,138	9.48%

During the current quarter, the Company originated $487 million of Round 2 PPP loans which generated $27.7 million of SBA processing fees and $5.2 million of deferred compensation costs for total net deferred fees of $22.5 million. During the current quarter, the SBA processing fees received on Round 2 averaged 5.67 percent which compared to the average of 3.75 percent received on Round 1 in the prior year. The increase in the fee received was the result of an increase in the number of smaller loans which receive a higher percentage fee and the change in the SBA fee schedule for loans under $50 thousand.

The Company continued to submit applications to the SBA for Round 1 PPP loan forgiveness which resulted in a $426 million decrease in PPP loans during the current quarter. As of March 31, 2021, the Company had $489 million or 33 percent remaining of the original $1.472 billion of Round 1 PPP loans originated in the prior year.

The Company recognized $13.5 million of interest income (including deferred fees and costs) from the Round 1 and Round 2 PPP loans in the current quarter. The income recognized in the current quarter included $7.8 million acceleration of net deferred fees in interest income resulting from the SBA forgiveness of loans. Net deferred fees remaining on the balance of PPP loans at March 31, 2021 were $28.1 million, which will be recognized into interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

COVID-19 Bank Loan Modifications

	March 31, 2021					December 31, 2020
(Dollars in thousands)	Total Loans Receivable, Net of PPP Loans	Amount of Unexpired Original Loan Modifications	Amount of Re-deferral Loan Modifications	Amount of Remaining Loan Modifications	Loan Modifications as a Percent of Total Loans Receivable, Net of PPP Loans	Amount of Remaining Loan Modifications	Loan Modifications as a Percent of Total Loans Receivable, Net of PPP Loans
Residential real estate	$745,097	2,080	3,840	5,920	0.79%	$4,322	0.54%
Commercial real estate and other commercial
Real estate rental and leasing	3,614,584	32,889	4,333	37,222	1.03%	43,313	1.24%
Accommodation and food services	664,115	269	14,641	14,910	2.25%	22,054	3.35%
Healthcare	835,975	4,013	6,482	10,495	1.26%	1,131	0.14%
Manufacturing	181,641	828	1,541	2,369	1.30%	9,488	5.20%
Retail and wholesale trade	496,052	932	408	1,340	0.27%	2,655	0.56%
Construction	765,959	764	—	764	0.10%	927	0.12%
Other	2,041,167	1,871	5,816	7,687	0.38%	10,255	0.50%
Home equity and other consumer	949,548	640	—	640	0.07%	705	0.07%
Total	$10,294,138	44,286	37,061	81,347	0.79%	$94,850	0.93%

In response to COVID-19, the Company modified 3,054 loans in the amount of $1.515 billion during the second quarter of 2020. These modifications were primarily short-term payment deferrals under six months. During the second half of 2020, the majority of the modified loan deferral periods expired, and the loans returned to regular payment status. As of March 31, 2021, $81.3 million of the modifications, or 79 basis points of the $10.294 billion of loans, net of the PPP loans, remain in the deferral period, a reduction of $13.5 million in the current quarter and a reduction of $1.433 billion from the $1.515 billion of the original loan modifications in the second quarter.

In addition to the Bank loan modifications presented above, the state of Montana created the Montana Loan Deferment Program for only Montana-based businesses and was implemented only in the third quarter of 2020. Cares Act Funds were used to provide interest payments upfront and directly to lenders on behalf of participating borrowers to convert existing commercial loans to interest only status, resulting in the deferral of principal and interest for a period of six to twelve months. None of the interest payments are required to be repaid by the borrowers, thus providing a grant to the borrowers. This program was unique to Montana, had minimal qualification requirements, and required that participating lenders modify eligible loans to conform to the program in order for borrowers to qualify for the grant. As of March 31, 2021, the Company had $272 million in eligible loans benefiting from this grant program, which was 2.6 percent of total loans receivable, net of PPP loans. Given the unique nature of the Montana only grant program, the $272 million was not included in the Bank loan modifications presented above.

COVID-19 Higher Risk Industries - Enhanced Monitoring

	March 31, 2021
(Dollars in thousands)	Enhanced Monitoring Total Loans Receivable, Net of PPP Loans	Percent of Total Loans Receivable, Net of PPP Loans	Amount of Unexpired Original Loan Modifications	Amount of Re-deferral Loan Modifications	Amount of Remaining Loan Modifications	Loan Modifications as a Percent of Enhanced Monitoring Loans Receivable, Net of PPP Loans
Hotel and motel	$423,606	4.12%	—	11,845	11,845	2.80%
Restaurant	158,246	1.54%	269	2,796	3,065	1.94%
Travel and tourism	23,638	0.23%	—	—	—	—%
Gaming	13,971	0.14%	—	—	—	—%
Oil and gas	23,334	0.23%	—	—	—	—%
Total	$642,795	6.24%	269	14,641	14,910	2.32%

Excluding the PPP loans, the Company has $643 million, or 6 percent, of its total loan portfolio with direct exposure to industries for which it has identified as higher risk, requiring enhanced monitoring. As of March 31, 2021, $14.9 million, or 2.32 percent, of the loans in the higher risk industries have modifications which was a reduction of $8.60 million, or 36 percent, from the $23.5 million of modifications at the end of the prior quarter. The Company continues to conduct enhanced portfolio reviews and monitoring for potential credit deterioration.

Supplemental information regarding credit quality and identification of the Company’s loan portfolio based on regulatory classification is provided in the exhibits at the end of this press release. The regulatory classification of loans is based primarily on collateral type while the Company’s loan segments presented herein are based on the purpose of the loan.

Allowance for Credit Losses - Loans Receivable
On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments - Credit Losses, which significantly changed the allowance for credit loss accounting policies. The following allowance for credit loss discussion was presented under Accounting Standards Codification™ (“ASC”) Topic 326.

The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2021			December 31, 2020			March 31, 2020
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$9,018	6%	7%	$9,604	6%	7%	$9,315	6%	10%
Commercial real estate	95,251	61%	57%	86,999	55%	57%	71,085	47%	59%
Other commercial	39,385	25%	27%	49,133	31%	27%	56,172	38%	22%
Home equity	8,068	5%	6%	8,182	5%	6%	7,934	5%	6%
Other consumer	4,724	3%	3%	4,325	3%	3%	5,684	4%	3%
Total	$156,446	100%	100%	$158,243	100%	100%	$150,190	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Balance at beginning of period	$158,243	124,490	124,490
Impact of adopting CECL	—	3,720	3,720
Acquisitions	—	49	49
Provision for credit losses	489	37,637	22,744
Charge-offs
Residential real estate	(38)	(21)	(20)
Commercial real estate	—	(3,497)	(30)
Other commercial	(2,762)	(4,860)	(785)
Home equity	(45)	(384)	(1)
Other consumer	(1,401)	(5,046)	(1,731)
Total charge-offs	(4,246)	(13,808)	(2,567)
Recoveries
Residential real estate	34	61	9
Commercial real estate	789	1,094	470
Other commercial	279	1,811	454
Home equity	20	256	106
Other consumer	838	2,933	715
Total recoveries	1,960	6,155	1,754
Net charge-offs	(2,286)	(7,653)	(813)
Balance at end of period	$156,446	158,243	150,190
ACL as a percentage of total loans	1.39%	1.42%	1.49%
Net charge-offs as a percentage of total loans	0.02%	0.07%	0.01%

The current quarter provision for credit loss expense on loans of $489 thousand was an increase of $2.0 million from the prior quarter provision for credit loss benefit of $1.5 million and a $22.3 million decrease from the prior year first quarter provision for credit loss expense of $22.7 million. The higher levels of provision for credit losses in the prior year first quarter was from credit losses related to COVID-19 and an additional $4.8 of provision for credit losses related to the acquisition of State Bank Corp. (“SBAZ”). The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at March 31, 2021 was 1.39 percent which was a 3 basis points decrease compared to the prior quarter. Excluding the PPP loans, the ACL as percentage of loans was 1.51 percent compared to 1.55 percent in as of the prior quarter and 1.49 percent in the prior year first quarter. The Company’s ACL of $156 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2021 and 2020, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Custom and owner occupied construction	$153,226	$157,529	$172,238	(3)%	(11)%
Pre-sold and spec construction	154,312	148,845	180,799	4%	(15)%
Total residential construction	307,538	306,374	353,037	—%	(13)%
Land development	103,960	102,930	101,644	1%	2%
Consumer land or lots	133,409	123,747	121,082	8%	10%
Unimproved land	62,002	59,500	65,355	4%	(5)%
Developed lots for operative builders	27,310	30,449	32,661	(10)%	(16)%
Commercial lots	61,289	60,499	59,023	1%	4%
Other construction	604,326	555,375	453,403	9%	33%
Total land, lot, and other construction	992,296	932,500	833,168	6%	19%
Owner occupied	1,973,309	1,945,686	1,813,284	1%	9%
Non-owner occupied	2,372,644	2,290,512	2,200,664	4%	8%
Total commercial real estate	4,345,953	4,236,198	4,013,948	3%	8%
Commercial and industrial	1,883,438	1,850,197	1,151,817	2%	64%
Agriculture	728,579	721,490	694,444	1%	5%
1st lien	1,130,339	1,228,867	1,213,232	(8)%	(7)%
Junior lien	35,230	41,641	49,071	(15)%	(28)%
Total 1-4 family	1,165,569	1,270,508	1,262,303	(8)%	(8)%
Multifamily residential	380,172	391,895	352,379	(3)%	8%
Home equity lines of credit	664,800	657,626	656,953	1%	1%
Other consumer	191,152	190,186	180,832	1%	6%
Total consumer	855,952	847,812	837,785	1%	2%
States and political subdivisions	546,086	575,647	566,953	(5)%	(4)%
Other	183,077	156,647	116,991	17%	56%
Total loans receivable, including loans held for sale	11,388,660	11,289,268	10,182,825	1%	12%
Less loans held for sale [1]	(118,731)	(166,572)	(94,619)	(29)%	25%
Total loans receivable	$11,269,929	$11,122,696	$10,088,206	1%	12%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Mar 31, 2021	Mar 31, 2021	Mar 31, 2021
Custom and owner occupied construction	$246	247	188	246	—	—
Pre-sold and spec construction	—	—	96	—	—	—
Total residential construction	246	247	284	246	—	—
Land development	330	342	1,432	82	—	248
Consumer land or lots	325	201	471	198	—	127
Unimproved land	243	294	680	197	—	46
Commercial lots	368	368	529	—	—	368
Total land, lot and other construction	1,266	1,205	3,112	477	—	789
Owner occupied	5,272	6,725	5,269	5,152	—	120
Non-owner occupied	4,615	4,796	5,133	4,615	—	—
Total commercial real estate	9,887	11,521	10,402	9,767	—	120
Commercial and industrial	6,100	6,689	5,438	5,536	129	435
Agriculture	8,392	6,313	7,263	5,502	2,890	—
1st lien	4,303	5,353	8,410	4,115	188	—
Junior lien	290	301	640	262	28	—
Total 1-4 family	4,593	5,654	9,050	4,377	216	—
Multifamily residential	—	—	402	—	—	—
Home equity lines of credit	3,614	2,939	2,617	2,684	—	930
Other consumer	1,017	572	520	866	151	—
Total consumer	4,631	3,511	3,137	3,550	151	930
Other	1,470	293	290	432	347	691
Total	$36,585	35,433	39,378	29,887	3,733	2,965

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Dec 31, 2020	Mar 31, 2020
Custom and owner occupied construction	$963	$788	$2,176	22%	(56)%
Pre-sold and spec construction	—	—	328	n/m	(100)%
Total residential construction	963	788	2,504	22%	(62)%
Land development	—	202	840	(100)	(100)%
Consumer land or lots	215	71	321	203%	(33)%
Unimproved land	334	357	934	(6)%	(64)%
Developed lots for operative builders	—	306	—	(100)%	n/m
Commercial lots	—	—	216	n/m	(100)%
Other construction	1,520	—	—	n/m	n/m
Total land, lot and other construction	2,069	936	2,311	121%	(10)%
Owner occupied	1,784	3,432	3,235	(48)%	(45)%
Non-owner occupied	2,407	149	4,764	1,515%	(49)%
Total commercial real estate	4,191	3,581	7,999	17%	(48)%
Commercial and industrial	2,063	1,814	6,122	14%	(66)%
Agriculture	25,458	1,553	6,210	1,539%	310%
1st lien	5,984	6,677	7,419	(10)%	(19)%
Junior lien	18	55	795	(67)%	(98)%
Total 1-4 family	6,002	6,732	8,214	(11)%	(27)%
Home equity lines of credit	1,223	2,840	5,549	(57)%	(78)%
Other consumer	519	1,054	1,456	(51)%	(64)%
Total consumer	1,742	3,894	7,005	(55)%	(75)%
States and political subdivisions	375	2,358	—	(84)%	n/m
Other	1,753	1,065	1,010	65%	74%
Total	$44,616	$22,721	$41,375	96%	8%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Mar 31, 2021	Mar 31, 2021
Custom and owner occupied construction	$—	(9)	—	—	—
Pre-sold and spec construction	(7)	(24)	(6)	—	7
Total residential construction	(7)	(33)	(6)	—	7
Land development	(75)	(106)	(275)	—	75
Consumer land or lots	(141)	(221)	3	—	141
Unimproved land	(21)	(489)	(37)	—	21
Commercial lots	—	(55)	(1)	—	—
Total land, lot and other construction	(237)	(871)	(310)	—	237
Owner occupied	(54)	(168)	(16)	—	54
Non-owner occupied	(505)	3,030	(20)	—	505
Total commercial real estate	(559)	2,862	(36)	—	559
Commercial and industrial	80	1,533	61	168	88
Agriculture	(1)	337	36	4	5
1st lien	5	69	14	41	36
Junior lien	(47)	(211)	(110)	—	47
Total 1-4 family	(42)	(142)	(96)	41	83
Multifamily residential	—	(244)	(43)	—	—
Home equity lines of credit	25	101	(103)	41	16
Other consumer	46	307	88	119	73
Total consumer	71	408	(15)	160	89
Other	2,981	3,803	1,222	3,873	892
Total	$2,286	7,653	813	4,246	1,960

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

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,040,440	37%	$5,454,539	37%	$3,875,848	34%
NOW and DDA accounts	4,035,455	25%	3,698,559	25%	2,860,563	25%
Savings accounts	2,206,592	14%	2,000,174	13%	1,578,062	14%
Money market deposit accounts	2,817,708	18%	2,627,336	18%	2,155,203	18%
Certificate accounts	965,986	6%	978,779	7%	1,025,237	9%
Wholesale deposits	38,143	—%	38,142	—%	62,924	—%
Total interest bearing deposits	10,063,884	63%	9,342,990	63%	7,681,989	66%
Total deposits	$16,104,324	100%	$14,797,529	100%	$11,557,837	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2021	December 31, 2020
Repurchase agreements
Amount outstanding at end of period	$996,878	1,004,583
Weighted interest rate on outstanding amount	0.29%	0.33%
Maximum outstanding at any month-end	$1,015,522	1,004,583
Average balance	$1,001,394	783,100
Weighted-average interest rate	0.28%	0.46%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2021. The subordinated debentures outstanding as of March 31, 2021 were $132 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2021 and determined its ACL of $15.6 million was adequate to absorb the estimated credit losses.

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated variable interest entities (“VIE”), see Note 6 to the Unaudited Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
FHLB advances
Borrowing capacity	$2,495,753	2,446,759
Amount utilized	—	—
Letters of credit	(1,498)	(1,498)
Amount available	$2,494,255	2,445,261
FRB discount window
Borrowing capacity	$1,355,044	1,269,778
Amount utilized	—	—
Amount available	$1,355,044	1,269,778
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$35,863	38,588
U.S. government sponsored enterprises	5,253	9,781
State and local governments	346,650	185,680
Corporate bonds	85,494	99,764
Residential mortgage-backed securities	2,619,564	1,994,927
Commercial mortgage-backed securities	974,189	1,028,944
Total unencumbered debt securities	$4,067,013	3,357,684

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,501,819 have been issued as of March 31, 2021. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2021. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2021, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2021:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	14.01%	12.90%	12.90%	9.40%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Three Months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Income Before Income Taxes	$100,300	52,969
Federal and state income tax expense	19,498	9,630
Net Income	$80,802	43,339
Effective tax rate [1]	19.4%	18.2%
Income from tax-exempt debt securities, municipal loans and leases	$17,051	12,544
Benefits from federal income tax credits	$3,716	2,508
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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2021	$6,617	10,233	763	17,613
2022	5,969	11,951	664	18,584
2023	5,373	12,106	631	18,110
2024	3,636	11,965	594	16,195
2025	1,890	11,807	451	14,148
Thereafter	2,340	42,033	452	44,825
	$25,825	100,095	3,555	129,475

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$893,052	$10,146	4.54%	$980,647	$11,526	4.70%
Commercial loans [1]	9,412,281	114,928	4.95%	7,809,482	99,956	5.15%
Consumer and other loans	949,736	10,559	4.51%	926,924	11,641	5.05%
Total loans [2]	11,255,069	135,633	4.89%	9,717,053	123,123	5.10%
Tax-exempt investment securities [3]	1,545,484	14,710	3.81%	930,601	9,409	4.04%
Taxable investment securities [4]	4,713,936	15,851	1.35%	2,059,581	13,772	2.67%
Total earning assets	17,514,489	166,194	3.85%	12,707,235	146,304	4.63%
Goodwill and intangibles	568,222			539,431
Non-earning assets	843,305			690,338
Total assets	$18,926,016			$13,937,004
Liabilities
Non-interest bearing deposits	$5,591,531	$—	—%	$3,672,959	$—	—%
NOW and DDA accounts	3,830,856	570	0.06%	2,675,152	915	0.14%
Savings accounts	2,092,517	138	0.03%	1,518,809	239	0.06%
Money market deposit accounts	2,719,267	865	0.13%	2,031,799	1,624	0.32%
Certificate accounts	971,584	1,422	0.59%	965,908	2,595	1.08%
Total core deposits	15,205,755	2,995	0.08%	10,864,627	5,373	0.20%
Wholesale deposits [5]	38,076	19	0.20%	57,110	208	1.46%
Repurchase agreements	1,001,394	689	0.28%	542,822	989	0.73%
FHLB advances	—	—	—%	108,672	346	1.26%
Subordinated debentures and other borrowed funds	165,830	1,037	2.54%	169,965	1,580	3.74%
Total interest bearing liabilities	16,411,055	4,740	0.12%	11,743,196	8,496	0.29%
Other liabilities	193,858			147,361
Total liabilities	16,604,913			11,890,557
Stockholders’ Equity
Common stock	955			933
Paid-in capital	1,495,138			1,417,004
Retained earnings	710,137			562,951
Accumulated other comprehensive income	114,873			65,559
Total stockholders’ equity	2,321,103			2,046,447
Total liabilities and stockholders’ equity	$18,926,016			$13,937,004
Net interest income (tax-equivalent)		$161,454			$137,808
Net interest spread (tax-equivalent)			3.73%			4.34%
Net interest margin (tax-equivalent)			3.74%			4.36%
______________________________
1Includes tax effect of $1.4 million and $1.3 million on tax-exempt municipal loan and lease income for the three and three months ended March 31, 2021, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.0 million and $1.9 million on tax-exempt debt securities income for the three and three months ended March 31, 2021, respectively.
4Includes tax effect of $255 thousand and $266 thousand on federal income tax credits for the three and three months ended March 31, 2021, respectively.
5Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts with contractual maturities.

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

	Three Months ended
	2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(1,029)	(351)	(1,380)
Commercial loans (tax-equivalent)	19,191	(4,218)	14,973
Consumer and other loans	155	(1,237)	(1,082)
Investment securities (tax-equivalent)	25,344	(17,963)	7,381
Total interest income	43,661	(23,769)	19,892
Interest expense
NOW and DDA accounts	381	(726)	(345)
Savings accounts	87	(188)	(101)
Money market deposit accounts	526	(1,285)	(759)
Certificate accounts	(13)	(1,160)	(1,173)
Wholesale deposits	(71)	(118)	(189)
Repurchase agreements	816	(1,116)	(300)
FHLB advances	(346)	—	(346)
Subordinated debentures and other borrowed funds	(55)	(488)	(543)
Total interest expense	1,325	(5,081)	(3,756)
Net interest income (tax-equivalent)	$42,336	(18,688)	23,648

Net interest income (tax-equivalent) increased $23.6 million for the three months ended March 31, 2021 compared to the same period in 2020. The interest income for the first three months of 2021 increased over the same period last year primarily from income associated with the PPP loans and increased volume of debt securities. Total interest expense decreased from the prior year primarily from a decrease in rates on both borrowings and deposits.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of March 31, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from the risk factors previously disclosed in the Company’s 2020 Annual Report on Form 10-K. The risks and uncertainties described in the 2020 Annual Report on Form 10-K should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

GLACIER BANCORP, INC.

May 3, 2021	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 3, 2021	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO