Form 10-Q
period 2021-06-30
GLACIER BANCORP, INC.
filed 2021-08-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 14, 2021 was 95,507,565. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ACL or allowance – allowance for credit losses
ALCO – Asset Liability Committee
Alta - Altabancorp, and its subsidiary, Altabank
ASC – Accounting Standards CodificationTM
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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2021	December 31, 2020
Assets
Cash on hand and in banks	$272,363	227,108
Interest bearing cash deposits	648,844	406,034
Cash and cash equivalents	921,207	633,142
Debt securities, available-for-sale	6,147,143	5,337,814
Debt securities, held-to-maturity	1,024,730	189,836
Total debt securities	7,171,873	5,527,650
Loans held for sale, at fair value	98,410	166,572
Loans receivable	11,238,048	11,122,696
Allowance for credit losses	(151,448)	(158,243)
Loans receivable, net	11,086,600	10,964,453
Premises and equipment, net	315,573	325,335
Other real estate owned	771	1,744
Accrued interest receivable	70,452	75,497
Core deposit intangible, net	50,533	55,509
Goodwill	514,013	514,013
Non-marketable equity securities	10,019	10,023
Bank-owned life insurance	123,035	123,763
Other assets	125,547	106,505
Total assets	$20,488,033	18,504,206
Liabilities
Non-interest bearing deposits	$6,307,794	5,454,539
Interest bearing deposits	10,453,098	9,342,990
Securities sold under agreements to repurchase	995,201	1,004,583
Other borrowed funds	33,556	33,068
Subordinated debentures	132,540	139,959
Accrued interest payable	2,433	3,305
Deferred tax liability	6,463	23,860
Other liabilities	202,993	194,861
Total liabilities	18,134,078	16,197,165
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	955	954
Paid-in capital	1,496,488	1,495,053
Retained earnings - substantially restricted	766,070	667,944
Accumulated other comprehensive income	90,442	143,090
Total stockholders’ equity	2,353,955	2,307,041
Total liabilities and stockholders’ equity	$20,488,033	18,504,206
Number of common stock shares issued and outstanding	95,507,234	95,426,364

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income
Investment securities	$28,730	25,833	56,036	46,847
Residential real estate loans	9,541	12,098	19,687	23,624
Commercial loans	110,829	106,343	224,370	205,027
Consumer and other loans	10,856	11,130	21,415	22,771
Total interest income	159,956	155,404	321,508	298,269
Interest Expense
Deposits	2,804	4,587	5,818	10,168
Securities sold under agreements to repurchase	651	908	1,340	1,897
Federal Home Loan Bank advances	—	268	—	614
Other borrowed funds	177	172	351	300
Subordinated debentures	855	1,250	1,718	2,702
Total interest expense	4,487	7,185	9,227	15,681
Net Interest Income	155,469	148,219	312,281	282,588
Provision for credit losses	(5,653)	16,929	(5,605)	36,114
Net interest income after provision for credit losses	161,122	131,290	317,886	246,474
Non-Interest Income
Service charges and other fees	13,795	11,366	26,587	25,386
Miscellaneous loan fees and charges	2,923	1,682	5,701	2,967
Gain on sale of loans	16,106	25,858	37,730	37,720
(Loss) gain on sale of debt securities	(61)	128	223	991
Other income	2,759	2,190	5,402	7,432
Total non-interest income	35,522	41,224	75,643	74,496
Non-Interest Expense
Compensation and employee benefits	64,109	57,981	126,577	117,641
Occupancy and equipment	9,208	9,357	18,723	18,576
Advertising and promotions	2,906	2,138	5,277	4,625
Data processing	5,661	5,042	10,867	10,324
Other real estate owned	48	75	60	187
Regulatory assessments and insurance	1,702	1,037	3,581	2,127
Core deposit intangibles amortization	2,488	2,613	4,976	5,146
Other expenses	13,960	16,521	26,606	31,625
Total non-interest expense	100,082	94,764	196,667	190,251
Income Before Income Taxes	96,562	77,750	196,862	130,719
Federal and state income tax expense	18,935	14,306	38,433	23,936
Net Income	$77,627	63,444	158,429	106,783
Basic earnings per share	$0.81	0.67	1.66	1.13
Diluted earnings per share	$0.81	0.66	1.66	1.13
Dividends declared per share	$0.32	0.29	0.63	0.58
Average outstanding shares - basic	95,505,877	95,405,493	95,485,839	94,346,582
Average outstanding shares - diluted	95,580,904	95,430,403	95,565,591	94,395,930
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$77,627	63,444	158,429	106,783
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains (losses) on available-for-sale securities	15,073	41,014	(69,670)	121,569
Reclassification adjustment for gains included in net income	(46)	(128)	(372)	(990)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	(803)	—	(858)	—
Tax effect	(3,595)	(10,360)	17,916	(30,555)
Net of tax amount	10,629	30,526	(52,984)	90,024
Cash Flow Hedge:
Unrealized (losses) gains on derivatives used for cash flow hedges	(144)	(456)	449	(456)
Tax effect	37	115	(113)	115
Net of tax amount	(107)	(341)	336	(341)
Total other comprehensive income (loss), net of tax	10,522	30,185	(52,648)	89,683
Total Comprehensive Income	$88,149	93,629	105,781	196,466

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2021 and 2020

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at April 1, 2020	95,408,274	$954	1,491,651	544,315	99,724	2,136,644
Net income	—	—	—	63,444	—	63,444
Other comprehensive income	—	—	—	—	30,185	30,185
Cash dividends declared ($0.29 per share)	—	—	—	(27,724)	—	(27,724)
Stock issuances under stock incentive plans	787	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,166	—	—	1,166
Balance at June 30, 2020	95,409,061	$954	1,492,817	580,035	129,909	2,203,715
Balance at April 1, 2021	95,501,819	$955	1,495,438	719,072	79,920	2,295,385
Net income	—	—	—	77,627	—	77,627
Other comprehensive income	—	—	—	—	10,522	10,522
Cash dividends declared ( $0.32 per share)	—	—	—	(30,629)	—	(30,629)
Stock issuances under stock incentive plans	5,415	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,050	—	—	1,050
Balance at June 30, 2021	95,507,234	$955	1,496,488	766,070	90,442	2,353,955

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2021 and 2020

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income
	Shares	Amount				Total
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	106,783	—	106,783
Other comprehensive income	—	—	—	—	89,683	89,683
Cash dividends declared ($0.58 per share)	—	—	—	(55,451)	—	(55,451)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	112,267	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,181	—	—	2,181
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at June 30, 2020	95,409,061	$954	1,492,817	580,035	129,909	2,203,715
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	158,429	—	158,429
Other comprehensive loss	—	—	—	—	(52,648)	(52,648)
Cash dividends declared ( $0.63 per share)	—	—	—	(60,303)	—	(60,303)
Stock issuances under stock incentive plans	80,870	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,436	—	—	1,436
Balance at June 30, 2021	95,507,234	$955	1,496,488	766,070	90,442	2,353,955

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Operating Activities
Net income	$158,429	106,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(5,605)	36,114
Net amortization of debt securities	19,615	6,831
Net amortization of purchase accounting adjustments and deferred loan fees and costs	4,113	33,329
Origination of loans held for sale	(827,653)	(847,288)
Proceeds from loans held for sale	976,517	849,626
Gain on sale of loans	(37,730)	(37,720)
Gain on sale of debt securities	(223)	(991)
Bank-owned life insurance income, net	(1,352)	(1,356)
Stock-based compensation, net of tax benefits	2,408	1,994
Depreciation and amortization of premises and equipment	10,446	9,907
Gain on sale and write-downs of other real estate owned, net	(247)	(169)
Amortization of core deposit intangibles	4,976	5,146
Amortization of investments in variable interest entities	6,474	4,973
Net decrease (increase) in accrued interest receivable	5,045	(19,529)
Net increase in other assets	(13,239)	(15,048)
Net decrease in accrued interest payable	(11,017)	(602)
Net (decrease) increase in other liabilities	(872)	5,174
Net cash provided by operating activities	290,085	137,174
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	611,077	341,724
Purchases of available-for-sale debt securities	(2,351,093)	(1,042,423)
Maturities, prepayments and calls of held-to-maturity debt securities	6,360	20,250
Principal collected on loans	3,281,147	1,835,968
Loan originations	(3,446,582)	(3,371,733)
Net disposals (additions) to premises and equipment	1,435	(4,861)
Proceeds from sale of other real estate owned	2,679	1,523
Proceeds from redemption of non-marketable equity securities	3	75,049
Purchases of non-marketable equity securities	—	(71,398)
Proceeds from bank-owned life insurance	2,112	—
Investments in variable interest entities	(10,711)	(7,321)
Net cash received from acquisitions	—	43,713
Net cash used in investing activities	(1,903,573)	(2,179,509)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Financing Activities
Net increase in deposits	$1,963,419	2,001,950
Net (decrease) increase in securities sold under agreements to repurchase	(9,382)	304,154
Net decrease in short-term Federal Home Loan Bank advances	—	(30,000)
Proceeds from long-term Federal Home Loan Bank advances	—	30,000
Repayments of long-term Federal Home Loan Bank advances	—	(631)
Net (increase) decrease in other borrowed funds	(7,012)	43
Cash dividends paid	(44,142)	(46,324)
Tax withholding payments for stock-based compensation	(1,495)	(1,003)
Proceeds from stock option exercises	165	795
Net cash provided by financing activities	1,901,553	2,258,984
Net increase in cash, cash equivalents and restricted cash	288,065	216,649
Cash, cash equivalents and restricted cash at beginning of period	633,142	330,961
Cash, cash equivalents and restricted cash at end of period	$921,207	547,610
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,099	16,282
Cash paid during the period for income taxes	49,663	8,550
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$844,020	—
Sale and refinancing of other real estate owned	$—	215
Transfer of loans to other real estate owned	1,459	791
Right-of-use assets obtained in exchange for operating lease liabilities	720	5,253
Dividends declared during the period but not paid	30,697	27,785
Acquisitions
Fair value of common stock shares issued	—	112,133
Cash consideration	—	13,721
Fair value of assets acquired	—	745,420
Liabilities assumed	—	619,566

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results anticipated for the year ending December 31, 2021. The condensed consolidated statement of financial condition of the Company as of December 31, 2020 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to the coronavirus disease of 2019 (“COVID-19.”) The required reserve balance at June 30, 2021 was $0.

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

Allowance for Credit Losses - Available-for-Sale Debt Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through other expense. For the available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which fair value is less than amortized cost, if there are any changes to the investment grade of the security by a rating agency, and if there are any adverse conditions that impact the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a potential credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Loans held for sale are recorded at fair value and may or may not be sold with servicing rights released. Changes in fair value are recognized in non-interest income. Fair value elections are made at the time of origination based on the Company’s fair value election policy.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Provision for credit loss loans	$(5,723)	13,552	(5,234)	36,296
Provision for credit losses unfunded	70	3,377	(371)	(182)
Total provision for credit losses	$(5,653)	16,929	(5,605)	36,114

There was no provision for credit losses on debt securities for the three and six months ended June 30, 2021, and 2020 respectively.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $28,901,000 and $26,239,000 for the six months ended June 30, 2021 and 2020, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2021 and December 31, 2020 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$34,544	243	(306)	34,481
U.S. government sponsored enterprises	48,303	11	(298)	48,016
State and local governments	504,524	32,164	(141)	536,547
Corporate bonds	249,058	8,824	(4)	257,878
Residential mortgage-backed securities	4,139,439	14,819	(14,673)	4,139,585
Commercial mortgage-backed securities	1,093,676	40,991	(4,031)	1,130,636
Total available-for-sale	$6,069,544	97,052	(19,453)	6,147,143
Held-to-maturity
State and local governments	$1,024,730	22,542	(259)	1,047,013
Total held-to-maturity	$1,024,730	22,542	(259)	1,047,013

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$38,568	287	(267)	38,588
U.S. government sponsored enterprises	9,747	34	—	9,781
State and local governments	1,321,763	94,974	(54)	1,416,683
Corporate bonds	336,867	12,239	(8)	349,098
Residential mortgage-backed securities	2,261,463	27,631	(4)	2,289,090
Commercial mortgage-backed securities	1,177,458	57,575	(459)	1,234,574
Total available-for-sale	$5,145,866	192,740	(792)	5,337,814
Held-to-maturity
State and local governments	$189,836	13,380	—	203,216
Total held-to-maturity	$189,836	13,380	—	203,216

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2021. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$77,093	78,370	1,924	1,956
Due after one year through five years	236,705	247,063	26,870	28,562
Due after five years through ten years	266,078	274,949	86,095	91,222
Due after ten years	256,553	276,540	909,841	925,273
	836,429	876,922	1,024,730	1,047,013
Mortgage-backed securities [1]	5,233,115	5,270,221	—	—
Total	$6,069,544	6,147,143	1,024,730	1,047,013
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Available-for-sale
Proceeds from sales and calls of debt securities	$22,361	37,711	76,697	114,784
Gross realized gains [1]	69	142	438	1,104
Gross realized losses [1]	(23)	(14)	(66)	(114)
Held-to-maturity
Proceeds from calls of debt securities	2,230	—	6,360	20,250
Gross realized gains [1]	—	—	—	1
Gross realized losses [1]	(107)	—	(149)	—
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

	June 30, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	23	$8,991	(47)	6,789	(259)	15,780	(306)
U.S. government sponsored enterprises	3	45,234	(298)	—	—	45,234	(298)
State and local governments	11	17,169	(141)	—	—	17,169	(141)
Corporate bonds	1	10,005	(4)	—	—	10,005	(4)
Residential mortgage-backed securities	92	2,903,724	(14,673)	—	—	2,903,724	(14,673)
Commercial mortgage-backed securities	18	236,994	(4,031)	—	—	236,994	(4,031)
Total available-for-sale	148	$3,222,117	(19,194)	6,789	(259)	3,228,906	(19,453)
Held-to-maturity
State and local governments	61	$79,147	(259)	—	—	79,147	(259)
Total held-to-maturity	61	$79,147	(259)	—	—	79,147	(259)

	December 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	18	$13,814	(258)	726	(9)	14,540	(267)
State and local governments	6	3,121	(54)	—	—	3,121	(54)
Corporate bonds	3	5,500	(8)	—	—	5,500	(8)
Residential mortgage-backed securities	14	2,354	(4)	27	—	2,381	(4)
Commercial mortgage-backed securities	5	120,741	(459)	—	—	120,741	(459)
Total available-for-sale	46	$145,530	(783)	753	(9)	146,283	(792)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at June 30, 2021 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at June 30, 2021 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of June 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale debt securities totaled $15,714,000 and $20,215,000 at June 30, 2021, and December 31, 2020, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2021, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2021, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at June 30, 2021. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$272,177	39,022
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	710,835	123,664
S&P: A+, A, A- / Moody’s: A1, A2, A3	40,139	27,150
Not rated by either entity	1,579	—
Total held-to-maturity	$1,024,730	189,836

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at June 30, 2021 have been determined to be investment grade.

As of June 30, 2021 and December 31, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $7,539,000 and $1,728,000 at June 30, 2021 and December 31, 2020, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at June 30, 2021 or December 31, 2020.

Note 3. Loans Receivable, Net

On January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting disclosures. The following loan and allowance for credit loss accounting disclosures are presented in accordance with ASC Topic 326.

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Residential real estate	$734,838	802,508
Commercial real estate	6,584,322	6,315,895
Other commercial	2,932,419	3,054,817
Home equity	648,800	636,405
Other consumer	337,669	313,071
Loans receivable	11,238,048	11,122,696
Allowance for credit losses	(151,448)	(158,243)
Loans receivable, net	$11,086,600	10,964,453
Net deferred origination (fees) costs included in loans receivable	$(35,391)	(26,709)
Net purchase accounting (discounts) premiums included in loans receivable	$(13,774)	(17,091)
Accrued interest receivable on loans	$47,184	53,538

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2021.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$156,446	9,018	95,251	39,385	8,068	4,724
Provision for credit losses	(5,723)	884	1,269	(8,319)	(278)	721
Charge-offs	(1,700)	—	(41)	(351)	—	(1,308)
Recoveries	2,425	241	118	1,268	47	751
Balance at end of period	$151,448	10,143	96,597	31,983	7,837	4,888

	Three Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$150,190	9,315	70,848	56,409	7,934	5,684
Provision for credit losses	13,552	662	18,309	(6,974)	2,174	(619)
Charge-offs	(2,668)	(1)	(150)	(1,088)	(193)	(1,236)
Recoveries	1,435	10	97	491	47	790
Balance at end of period	$162,509	9,986	89,104	48,838	9,962	4,619

	Six Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Provision for credit losses	(5,234)	302	8,732	(15,584)	(367)	1,683
Charge-offs	(5,946)	(38)	(41)	(3,113)	(45)	(2,709)
Recoveries	4,385	275	907	1,547	67	1,589
Balance at end of period	$151,448	10,143	96,597	31,983	7,837	4,888

	Six Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—		—
Provision for credit losses	36,296	(3,707)	8,876	27,159	1,666	2,302
Charge-offs	(5,235)	(21)	(180)	(1,873)	(194)	(2,967)
Recoveries	3,189	19	330	1,182	153	1,505
Balance at end of period	$162,509	9,986	89,104	48,838	9,962	4,619

During the six months ended June 30, 2021, the ACL decreased primarily as a result of an improvement in the quantitative factors including the economic forecasts along with adjustments to qualitative factors.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the six months ended June 30, 2021, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$8,677	—	3,230	1,940	1,808	1,699
Accruing loans 60-89 days past due	3,399	233	518	2,299	163	186
Accruing loans 90 days or more past due	4,220	338	2,349	1,234	155	144
Non-accrual loans with no ACL	46,843	2,888	10,648	30,164	2,617	526
Non-accrual loans with ACL	1,207	295	462	343	50	57
Total past due and non-accrual loans	64,346	3,754	17,207	35,980	4,793	2,612
Current loans receivable	11,173,702	731,084	6,567,115	2,896,439	644,007	335,057
Total loans receivable	$11,238,048	734,838	6,584,322	2,932,419	648,800	337,669

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,123	6,058	3,854	4,039	2,130	1,042
Accruing loans 60-89 days past due	5,598	584	2,299	809	756	1,150
Accruing loans 90 days or more past due	1,725	934	231	293	135	132
Non-accrual loans with no ACL	29,532	3,129	14,030	9,231	2,664	478
Non-accrual loans with ACL	2,432	274	1,787	278	49	44
Total past due and non-accrual loans	56,410	10,979	22,201	14,650	5,734	2,846
Current loans receivable	11,066,286	791,529	6,293,694	3,040,167	630,671	310,225
Total loans receivable	$11,122,696	802,508	6,315,895	3,054,817	636,405	313,071

The Company had $447,000 and $517,000 of interest reversed on non-accrual loans during the six months ended June 30, 2021 and June 30, 2020, respectively. The prior year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables.

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

	June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$27,208	—	30	27,178	—	—
Residential real estate	6,727	3,126	807	137	2,480	177
Other real estate	24,830	651	21,313	2,340	187	339
Other	20,345	—	—	19,976	—	369
Total	$79,110	3,777	22,150	49,631	2,667	885

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$4,325	—	37	4,288	—	—
Residential real estate	7,148	3,338	1,043	198	2,513	56
Other real estate	16,127	64	14,738	1,086	200	39
Other	36,855	—	—	36,469	—	386
Total	$64,455	3,402	15,818	42,041	2,713	481

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

	Three Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	3	—	1	2	—	—
Pre-modification recorded balance	$615	—	99	516	—	—
Post-modification recorded balance	$615	—	99	516	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	8	1	3	3	1	—
Pre-modification recorded balance	$1,672	210	1,263	160	39	—
Post-modification recorded balance	$1,672	210	1,263	160	39	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Six Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	10	1	5	3	—	1
Pre-modification recorded balance	$2,368	210	1,473	554	—	131
Post-modification recorded balance	$2,368	210	1,473	554	—	131
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Six Months ended June 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	13	1	6	5	1	—
Pre-modification recorded balance	$8,940	210	8,120	571	39	—
Post-modification recorded balance	$8,940	210	8,120	571	39	—
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$106	—	106	—	—	—

The modifications for the loans designated as TDRs during the six months ended June 30, 2021 and 2020 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,600,000 and $904,000 for the six months ended June 30, 2021 and 2020, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial for the six months ended June 30, 2021 and commercial real estate for the six months ended June 30, 2020. At June 30, 2021 and December 31, 2020, the Company had $209,000 and $548,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At June 30, 2021 and December 31, 2020, the Company had $88,000 and $273,000, respectively, of OREO secured by residential real estate properties.

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

	June 30, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021 (year-to-date)	$1,021,389	1,020,590	—	799	—
2020	1,345,598	1,341,472	—	4,126	—
2019	960,097	948,682	—	11,415	—
2018	797,895	757,454	—	40,441	—
2017	585,881	556,345	—	29,536	—
Prior	1,741,920	1,691,966	—	49,868	86
Revolving loans	131,542	128,806	—	2,735	1
Total	$6,584,322	6,445,315	—	138,920	87
Other commercial loans [1]
Term loans by origination year
2021 (year-to-date)	$766,841	765,356	—	1,485	—
2020	613,476	591,994	—	21,481	1
2019	266,759	258,482	—	8,274	3
2018	201,000	194,842	—	6,157	1
2017	226,830	225,041	—	1,786	3
Prior	357,769	341,707	—	15,511	551
Revolving loans	499,744	471,791	—	27,936	17
Total	$2,932,419	2,849,213	—	82,630	576
___________________________
1 Includes PPP loans.

	December 31, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020	$1,496,094	1,490,947	—	5,147	—
2019	1,077,461	1,069,503	—	7,958	—
2018	914,506	874,673	—	39,833	—
2017	723,448	696,371	—	27,077	—
2016	496,275	481,392	—	14,883	—
Prior	1,488,281	1,450,596	—	37,574	111
Revolving loans	119,830	116,548	—	3,282	—
Total	$6,315,895	6,180,030	—	135,754	111
Other commercial loans [1]
Term loans by origination year
2020	$1,366,664	1,341,316	19,564	5,784	—
2019	304,430	284,981	12,582	6,864	3
2018	241,222	234,988	—	6,233	1
2017	269,857	264,651	—	5,114	92
2016	179,225	177,164	—	2,056	5
Prior	218,306	206,431	—	11,329	546
Revolving loans	475,113	467,929	54	7,112	18
Total	$3,054,817	2,977,460	32,200	44,492	665
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021 (year-to-date)	$121,489	121,489	—	—
2020	205,741	205,741	—	—
2019	101,077	101,077	—	—
2018	67,729	67,445	52	232
2017	58,675	58,495	—	180
Prior	177,776	174,486	181	3,109
Revolving loans	2,351	2,351	—	—
Total	$734,838	731,084	233	3,521
Home equity loans
Term loans by origination year
2021 (year-to-date)	$47	47	—	—
2020	69	69	—	—
2019	607	573	—	34
2018	1,093	1,093	—	—
2017	852	827	—	25
Prior	11,616	11,068	24	524
Revolving loans	634,516	630,330	1,947	2,239
Total	$648,800	644,007	1,971	2,822
Other consumer loans
Term loans by origination year
2021 (year-to-date)	$98,287	98,258	29	—
2020	100,652	100,363	247	42
2019	48,832	48,485	104	243
2018	27,480	27,170	99	211
2017	11,159	11,115	37	7
Prior	22,098	20,568	1,308	222
Revolving loans	29,161	29,098	61	2
Total	$337,669	335,057	1,885	727

	December 31, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020	$208,679	207,432	1,247	—
2019	181,924	179,915	2,009	—
2018	100,273	99,135	556	582
2017	76,394	75,527	867	—
2016	53,819	52,905	87	827
Prior	179,085	174,281	1,876	2,928
Revolving loans	2,334	2,334	—	—
Total	$802,508	791,529	6,642	4,337
Home equity loans
Term loans by origination year
2020	$89	89	—	—
2019	807	771	—	36
2018	1,782	1,782	—	—
2017	1,452	1,426	26	—
2016	1,016	1,016	—	—
Prior	14,025	13,042	463	520
Revolving loans	617,234	612,545	2,397	2,292
Total	$636,405	630,671	2,886	2,848
Other consumer loans
Term loans by origination year
2020	$131,302	131,098	158	46
2019	66,327	65,921	170	236
2018	42,827	42,557	212	58
2017	16,287	16,202	38	47
2016	10,519	10,409	48	62
Prior	18,692	17,334	1,155	203
Revolving loans	27,117	26,704	411	2
Total	$313,071	310,225	2,192	654

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,999		5,999
Accumulated depreciation	(396)		(273)
Net ROU assets	$5,603	45,273	5,726	46,820
Lease liabilities	$5,837	48,296	5,891	49,675
Weighted-average remaining lease term	23 years	17 years	24 years	17 years
Weighted-average discount rate	2.6%	3.4%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	June 30, 2021
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$263	4,742
Maturing one year through two years	269	4,214
Maturing two years through three years	275	3,938
Maturing three years through four years	283	3,895
Maturing four years through five years	289	3,792
Thereafter	6,591	45,582
Total lease payments	7,970	66,163
Present value of lease payments
Short-term	114	3,176
Long-term	5,723	45,120
Total present value of lease payments	5,837	48,296
Difference between lease payments and present value of lease payments	$2,133	17,867

The components of lease expense consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance lease cost
Amortization of ROU assets	$62	58	123	115
Interest on lease liabilities	38	40	75	81
Operating lease cost	1,302	1,191	2,581	2,299
Short-term lease cost	82	88	168	178
Variable lease cost	234	328	495	713
Sublease income	(10)	(1)	(21)	(3)
Total lease expense	$1,708	1,704	3,421	3,383

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$38	786	40	673
Financing cash flows	27	N/A	21	N/A

	Six Months ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$75	1,566	81	1,288
Financing cash flows	54	N/A	44	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2021 and 2020 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net carrying value at beginning of period	$514,013	513,355	514,013	456,418
Acquisitions and adjustments	—	—	—	56,937
Net carrying value at end of period	$514,013	513,355	514,013	513,355

The Company performed its annual goodwill impairment test during the third quarter of 2020 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2021 and December 31, 2020.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Carrying value at beginning of period	$8,976	1,618
Additions	3,351	8,298
Amortization	(821)	(940)
Carrying value at end of period	$11,506	8,976
Principal balances of loans serviced for others	$1,506,310	1,269,080
Fair value of servicing rights	$15,182	12,087

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Loans receivable	$108,717	90,183
Accrued interest receivable	574	410
Other assets	39,989	40,282
Total assets	$149,280	130,875
Liabilities
Other borrowed funds	$27,719	27,176
Accrued interest payable	149	53
Other liabilities	51	171
Total liabilities	$27,919	27,400

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $46,589,000 and $45,953,000 as of June 30, 2021 and December 31, 2020, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2021 and 2020. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at June 30, 2021 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2021	$15,277
2022	28,037
2023	14,448
2024	1,610
2025	232
Thereafter	904
Total	$60,508

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization expense	$2,400	1,988	4,726	3,830
Tax credits and other tax benefits recognized	3,182	2,678	6,277	5,163

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2021	December 31, 2020
State and local governments	$146,295	787,016
Corporate bonds	160,070	217,567
Residential mortgage-backed securities	676,954	—
Commercial mortgage-backed securities	11,882	—
Total	$995,201	1,004,583

The repurchase agreements are secured by debt securities with carrying values of $1,120,212,000 and $1,151,264,000 at June 30, 2021 and December 31, 2020, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the six months ended June 30, 2021. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month LIBOR. At June 30, 2021 and December 31, 2020, the interest rate caps had a fair value of $566,000 and $201,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $84,000 and $123,000 for the six months ended June 30, 2021 and 2020, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending June 30, 2021 and 2020 was as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amount of loss recognized in OCI	$(144)	(456)	449	(456)

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2021 and December 31, 2020, loan commitments with interest rate lock commitments totaled $180,342,000 and $229,862,000, respectively. At June 30, 2021 and December 31, 2020, the fair value of the related derivatives on the interest rate lock commitments was $5,577,000 and $8,605,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At June 30, 2021 and December 31, 2020, TBA commitments were $121,750,000 and $206,000,000, respectively. At June 30, 2021 and December 31, 2020, the fair value of the related derivatives on the TBA securities was $319,000 and $2,056,000, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Consulting and outside services	$2,744	2,319	4,915	4,554
Loan expenses	1,755	1,125	3,379	1,989
Telephone	1,339	1,313	2,714	2,551
VIE amortization and other expenses	1,143	1,045	2,674	1,886
Debit card expenses	970	1,197	2,292	2,290
Business development	1,048	923	1,870	1,971
Postage	874	833	1,835	1,628
Printing and supplies	823	924	1,613	1,827
Employee expenses	753	644	1,184	1,687
Mergers and acquisition expenses	1,078	3,728	1,182	6,519
Legal fees	636	386	792	819
Checking and operating expenses	598	551	754	908
Accounting and audit fees	238	550	693	998
(Gain) loss on dispositions of fixed assets	(1,045)	66	(1,398)	125
Other	1,006	917	2,107	1,873
Total other expenses	$13,960	16,521	26,606	31,625

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income before reclassifications	90,763	(341)	90,422
Reclassification adjustments for gains included in net income	(739)	—	(739)
Net current period other comprehensive income (loss)	90,024	(341)	89,683
Balance at June 30, 2020	$130,250	(341)	129,909
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(52,064)	336	(51,728)
Reclassification adjustments for gains and transfers included in net income	(278)	—	(278)
Reclassification adjustments for amortization included in net income for transferred securities	(642)	—	(642)
Net current period other comprehensive income (loss)	(52,984)	336	(52,648)
Balance at June 30, 2021	$90,459	(17)	90,442

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income available to common stockholders, basic and diluted	$77,627	63,444	158,429	106,783
Average outstanding shares - basic	95,505,877	95,405,493	95,485,839	94,346,582
Add: dilutive restricted stock units and stock options	75,027	24,910	79,752	49,348
Average outstanding shares - diluted	95,580,904	95,430,403	95,565,591	94,395,930
Basic earnings per share	$0.81	0.67	1.66	1.13
Diluted earnings per share	$0.81	0.66	1.66	1.13
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	—	143,938	—	121,533
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2021 and 2020.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2021.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $3,870,000 and net gains of $3,236,000 for the six month periods ended June 30, 2021 and 2020, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$34,481	—	34,481	—
U.S. government sponsored enterprises	48,016	—	48,016	—
State and local governments	536,547	—	536,547	—
Corporate bonds	257,878	—	257,878	—
Residential mortgage-backed securities	4,139,585	—	4,139,585	—
Commercial mortgage-backed securities	1,130,636	—	1,130,636	—
Loans held for sale, at fair value	98,410	—	98,410	—
Interest rate caps	566	—	566	—
Interest rate locks	5,577	—	5,577	—
Total assets measured at fair value on a recurring basis	$6,251,696	—	6,251,696	—
TBA hedge	$319	—	319	—
Total liabilities measured at fair value on a recurring basis	$319	—	319	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$38,588	—	38,588	—
U.S. government sponsored enterprises	9,781	—	9,781	—
State and local governments	1,416,683	—	1,416,683	—
Corporate bonds	349,098	—	349,098	—
Residential mortgage-backed securities	2,289,090	—	2,289,090	—
Commercial mortgage-backed securities	1,234,574	—	1,234,574	—
Loans held for sale, at fair value	166,572	—	166,572	—
Interest rate caps	201	—	201	—
Interest rate locks	8,605	—	8,605	—
Total assets measured at fair value on a recurring basis	$5,513,192	—	5,513,192	—
TBA hedge	$2,056	—	2,056	—
Total liabilities measured at fair value on a recurring basis	$2,056	—	2,056	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2021.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	15,428	—	—	15,428
Total assets measured at fair value on a non-recurring basis	$15,428	—	—	15,428

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$564	—	—	564
Collateral-dependent impaired loans, net of ACL	26,749	—	—	26,749
Total assets measured at fair value on a non-recurring basis	$27,313	—	—	27,313

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2021	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,751	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	13,677	Sales comparison approach	Selling costs	10.0% - 5.0% (5.1%)
			Adjustment to comparables	10.0% - 5.0% (5.4%)
$15,428

	Fair Value December 31, 2020	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$564	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)
Collateral-dependent loans, net of ACL	$144	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	25,309	Sales comparison approach	Selling Costs	10.0% - 10.0% (0.1%)
			Adjustment to comparables	0.0% - 100.0% (11.1%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	8.0% - 8.0% (8.0%)
$26,749
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended June 30, 2021.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$921,207	921,207	—	—
Debt securities, held-to-maturity	1,024,730	—	1,047,013	—
Loans receivable, net of ACL	11,086,600	—	—	11,349,564
Total financial assets	$13,032,537	921,207	1,047,013	11,349,564
Financial liabilities
Term deposits	$939,563	—	942,998	—
Repurchase agreements and other borrowed funds	1,028,757	—	1,028,757	—
Subordinated debentures	132,540	—	127,765	—
Total financial liabilities	$2,100,860	—	2,099,520	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$633,142	633,142	—	—
Debt securities, held-to-maturity	189,836	—	203,216	—
Loans receivable, net of ACL	10,964,453	—	—	11,233,002
Total financial assets	$11,787,431	633,142	203,216	11,233,002
Financial liabilities
Term deposits	$978,779	—	983,491	—
Repurchase agreements and other borrowed funds	1,037,651	—	1,037,651	—
Subordinated debentures	139,959	—	123,944	—
Total financial liabilities	$2,156,389	—	2,145,086	—

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Operating results
Net income	$77,627	80,802	63,444	158,429	106,783
Basic earnings per share	$0.81	0.85	0.67	1.66	1.13
Diluted earnings per share	$0.81	0.85	0.66	1.66	1.13
Dividends declared per share	$0.32	0.31	0.29	0.63	0.58
Market value per share
Closing	$55.08	57.08	35.29	55.08	35.29
High	$63.05	67.35	46.54	67.35	46.54
Low	$52.99	44.55	30.30	44.55	26.66
Selected ratios and other data
Number of common stock shares outstanding	95,507,234	95,501,819	95,409,061	95,507,234	95,409,061
Average outstanding shares - basic	95,505,877	95,465,801	95,405,493	95,485,839	94,346,582
Average outstanding shares - diluted	95,580,904	95,546,922	95,430,403	95,565,591	94,395,930
Return on average assets (annualized)	1.55%	1.73%	1.57%	1.64%	1.42%
Return on average equity (annualized)	13.25%	14.12%	11.68%	13.68%	10.15%
Efficiency ratio	49.92%	46.75%	47.54%	48.31%	50.86%
Dividend payout ratio	39.51%	36.47%	43.28%	37.95%	51.33%
Loan to deposit ratio	67.64%	70.72%	86.45%	67.64%	86.45%
Number of full time equivalent employees	2,987	2,994	2,954	2,987	2,954
Number of locations	194	193	192	194	192
Number of ATMs	250	250	251	250	251

The Company reported net income of $77.6 million for the current quarter, an increase of $14.2 million, or 22 percent, from the $63.4 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.81 per share, an increase of 23 percent from the prior year second quarter diluted earnings per share of $0.66.

Pending Acquisition
In May 2021, the Company announced the signing of definitive agreement to acquire Altabancorp, the parent company of Altabank, a community bank based in American Fork, Utah (collectively, “Alta”). Alta provides banking services to individuals and businesses in Utah with twenty-five banking offices from Preston, Idaho to St. George, Utah. As of March 31, 2021, Alta had total assets of $3.522 billion, total loans of $1.797 billion and total deposits of $3.159 billion. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is expected to be completed in the fourth quarter of 2021. Upon closing of the transaction, Alta will become the Company’s seventeenth Bank division.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020
Cash and cash equivalents	$921,207	878,450	633,142	547,610	42,757	288,065	373,597
Debt securities, available-for-sale	6,147,143	5,853,315	5,337,814	3,533,950	293,828	809,329	2,613,193
Debt securities, held-to-maturity	1,024,730	588,751	189,836	203,275	435,979	834,894	821,455
Total debt securities	7,171,873	6,442,066	5,527,650	3,737,225	729,807	1,644,223	3,434,648
Loans receivable
Residential real estate	734,838	745,097	802,508	903,198	(10,259)	(67,670)	(168,360)
Commercial real estate	6,584,322	6,474,701	6,315,895	6,047,692	109,621	268,427	536,630
Other commercial	2,932,419	3,100,584	3,054,817	3,547,249	(168,165)	(122,398)	(614,830)
Home equity	648,800	625,369	636,405	654,392	23,431	12,395	(5,592)
Other consumer	337,669	324,178	313,071	300,847	13,491	24,598	36,822
Loans receivable	11,238,048	11,269,929	11,122,696	11,453,378	(31,881)	115,352	(215,330)
Allowance for credit losses	(151,448)	(156,446)	(158,243)	(162,509)	4,998	6,795	11,061
Loans receivable, net	11,086,600	11,113,483	10,964,453	11,290,869	(26,883)	122,147	(204,269)
Other assets	1,308,353	1,336,553	1,378,961	1,330,944	(28,200)	(70,608)	(22,591)
Total assets	$20,488,033	19,770,552	18,504,206	16,906,648	717,481	1,983,827	3,581,385

Total debt securities of $7.172 billion at June 30, 2021 increased $730 million, or 11 percent, during the current quarter and increased $3.435 billion, or 92 percent, from the prior year second quarter. The Company continues to purchase debt securities with excess liquidity from the increase in core deposits and SBA forgiveness of Paycheck Protection Program (“PPP”) loans. Debt securities represented 35 percent of total assets at June 30, 2021 compared to 30 percent of total assets at December 30, 2020 and 22 percent of total assets at June 30, 2020.

The loan portfolio of $11.238 billion at June 30, 2021 decreased $31.9 million, or 28 basis points, in the current quarter. Excluding the PPP loans, the loan portfolio increased $249 million, or 10 percent annualized, during the current quarter with the largest increase in other commercial loans which increased $113 million.

The loan portfolio decreased $215 million, or 2 percent, from the prior year second quarter. Excluding the PPP loans, the loan portfolio increased $517 million, or 5 percent, from the prior year second quarter with the largest increase in commercial real estate loans which increased $537 million, or 9 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020
Deposits
Non-interest bearing deposits	$6,307,794	6,040,440	5,454,539	5,043,704	267,354	853,255	1,264,090
NOW and DDA accounts	4,151,264	4,035,455	3,698,559	3,113,863	115,809	452,705	1,037,401
Savings accounts	2,346,129	2,206,592	2,000,174	1,756,503	139,537	345,955	589,626
Money market deposit accounts	2,990,021	2,817,708	2,627,336	2,403,641	172,313	362,685	586,380
Certificate accounts	939,563	965,986	978,779	995,536	(26,423)	(39,216)	(55,973)
Core deposits, total	16,734,771	16,066,181	14,759,387	13,313,247	668,590	1,975,384	3,421,524
Wholesale deposits	26,121	38,143	38,142	68,285	(12,022)	(12,021)	(42,164)
Deposits, total	16,760,892	16,104,324	14,797,529	13,381,532	656,568	1,963,363	3,379,360
Securities sold under agreements to repurchase	995,201	996,878	1,004,583	881,227	(1,677)	(9,382)	113,974
Federal Home Loan Bank advances	—	—	—	37,963	—	—	(37,963)
Other borrowed funds	33,556	33,452	33,068	32,546	104	488	1,010
Subordinated debentures	132,540	132,499	139,959	139,917	41	(7,419)	(7,377)
Other liabilities	211,889	208,014	222,026	229,748	3,875	(10,137)	(17,859)
Total liabilities	$18,134,078	17,475,167	16,197,165	14,702,933	658,911	1,936,913	3,431,145

Core deposits of $16.735 billion as of June 30, 2021 increased $669 million, or 17 percent annualized, from the prior quarter and increased $3.422 billion, or 26 percent, from the prior year second quarter. Non-interest bearing deposits of $6.308 billion as of June 30, 2021 increased $267 million, or 4 percent, from the prior quarter and increased $1.264 billion, or 25 percent, from the prior year second quarter. The last fifteen months unprecedented increase in deposits resulted from a number of factors including the PPP loan proceeds deposited by customers, federal stimulus deposits and the increase in customer savings. Non-interest bearing deposits were 38 percent of total core deposits at June 30, 2021 compared to 37 percent of total core deposits at December 31, 2020 and 38 percent at June 30, 2020.

During the prior quarter, the Company paid off $7.5 million of subordinated debt. The low levels of borrowings, including wholesale deposits and Federal Home Loan Bank (“FHLB”) advances, reflected the significant increase in core deposits which funded the asset growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020
Common equity	$2,263,513	2,215,465	2,163,951	2,073,806	48,048	99,562	189,707
Accumulated other comprehensive income	90,442	79,920	143,090	129,909	10,522	(52,648)	(39,467)
Total stockholders’ equity	2,353,955	2,295,385	2,307,041	2,203,715	58,570	46,914	150,240
Goodwill and core deposit intangible, net	(564,546)	(567,034)	(569,522)	(574,088)	2,488	4,976	9,542
Tangible stockholders’ equity	$1,789,409	1,728,351	1,737,519	1,629,627	61,058	51,890	159,782

Stockholders’ equity to total assets	11.49%	11.61%	12.47%	13.03%
Tangible stockholders’ equity to total tangible assets	8.98%	9.00%	9.69%	9.98%
Book value per common share	$24.65	24.03	24.18	23.10	0.62	0.47	1.55
Tangible book value per common share	$18.74	18.10	18.21	17.08	0.64	0.53	1.66

Tangible stockholders’ equity of $1.789 billion at June 30, 2021 increased $61.1 million, or 4 percent, from the prior quarter and was the result of earnings retention coupled with an increase in other comprehensive income. Tangible stockholders’ equity of at June 30, 2021 increased $160 million, or 10 percent, from the prior year second quarter and was due to earnings retention that more than offset the decrease in other comprehensive income. Tangible book value per common share of $18.74 at the current quarter end increased $0.64 per share, or 4 percent, from the prior quarter and increased $1.66 per share, or 10 percent, from a year ago.

Cash Dividend
On June 30, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share, an increase of $0.01 per share, or 3 percent, over the prior quarter regular dividend. The dividend was payable July 22, 2021 to shareholders of record on July 13, 2021. The dividend was the 145th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2021
Compared to March 31, 2021, and June 30, 2020

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2020
Net interest income
Interest income	$159,956	161,552	155,404	(1,596)	4,552
Interest expense	4,487	4,740	7,185	(253)	(2,698)
Total net interest income	155,469	156,812	148,219	(1,343)	7,250
Non-interest income
Service charges and other fees	13,795	12,792	11,366	1,003	2,429
Miscellaneous loan fees and charges	2,923	2,778	1,682	145	1,241
Gain on sale of loans	16,106	21,624	25,858	(5,518)	(9,752)
(Loss) gain on sale of investments	(61)	284	128	(345)	(189)
Other income	2,759	2,643	2,190	116	569
Total non-interest income	35,522	40,121	41,224	(4,599)	(5,702)
Total income	$190,991	196,933	189,443	(5,942)	1,548
Net interest margin (tax-equivalent)	3.44%	3.74%	4.12%

Net Interest Income
The current quarter net interest income of $155 million decreased $1.3 million, or 86 basis points, over the prior quarter and increased $7.3 million, or 5 percent, from the prior year second quarter. The current quarter interest income of $160 million decreased $1.6 million, or 1 percent, compared to the prior quarter due to a decrease in interest income from the PPP loans. The current quarter interest income increased $4.6 million, or 3 percent, over the prior year second quarter due to an increase in interest income from the PPP loans and debt securities. The interest income (which included deferred fees and deferred costs) from the PPP loans was $10.3 million in the current quarter and $13.5 million in the prior quarter and $7.3 million in the prior year second quarter. Excluding the PPP loans, net interest income was $150 million in the current quarter compared to $148 million in the prior quarter and $145 million in the prior year second quarter.

The current quarter interest expense of $4.5 million decreased $253 thousand, or 5 percent, over the prior quarter and decreased $2.7 million, or 38 percent, over the prior year second quarter primarily as result of a decrease in deposit rates along with a shift in funding liabilities to low cost deposits. During the current quarter, the total cost of funding (including non-interest bearing deposits) of 10 basis points declined 2 basis points from the prior quarter and declined 10 basis points from the prior year second quarter with both decreases driven by a decrease in rates in deposits and borrowings.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.44 percent compared to 3.74 percent in the prior quarter and 4.12 in the prior year second quarter. The core net interest margin, excluding 3 basis points of discount accretion, 1 basis point from non-accrual interest and 7 basis points increase from the PPP loans, was 3.33 percent compared to 3.56 in the prior quarter and 4.21 percent in the prior year second quarter. The core net interest margin decreased 23 basis points in the current quarter and decreased 88 basis points from the prior year second quarter due to a decrease in earning asset yields. Earning asset yields have decreased due to the combined impact of the significant increase in the debt securities and the decrease in yields on both loans and debt securities. Debt securities comprised 39.4 percent of the earning assets during the current quarter compared to 35.7 percent in the prior quarter and 24.6 percent in the prior year second quarter.

Non-interest Income
Non-interest income for the current quarter totaled $35.5 million which was a decrease of $4.6 million, or 11 percent, over the prior quarter and a decrease of $5.7 million, or 14 percent, over the same quarter last year. Service charges and other fees increased $1.0 million from the prior quarter and increased $2.4 million from the prior year second quarter as a result of increased customer accounts and transaction activity. Miscellaneous loan fees and charges of $2.9 million in the current quarter increased $1.2 million, or 74 percent, from the prior year second quarter and was primarily driven by increases in loan servicing income and credit card interchange fees due to increased activity.

Gain on the sale of loans of $16.1 million for the current quarter decreased $5.5 million, or 26 percent, compared to the prior quarter and decreased $9.8 million, or 38 percent, from the prior year second quarter. The current quarter mortgage activity was lower than prior periods, but still remained at historically elevated levels.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2020
Compensation and employee benefits	$64,109	62,468	57,981	1,641	6,128
Occupancy and equipment	9,208	9,515	9,357	(307)	(149)
Advertising and promotions	2,906	2,371	2,138	535	768
Data processing	5,661	5,206	5,042	455	619
Other real estate owned	48	12	75	36	(27)
Regulatory assessments and insurance	1,702	1,879	1,037	(177)	665
Core deposit intangibles amortization	2,488	2,488	2,613	—	(125)
Other expenses	13,960	12,646	16,521	1,314	(2,561)
Total non-interest expense	$100,082	96,585	94,764	3,497	5,318

Total non-interest expense of $100 million for the current quarter increased $3.5 million, or 4 percent, over the prior quarter and increased $5.3 million, or 6 percent, over the prior year second quarter. Excluding deferred compensation from originating PPP loans, total non-interest expense was $102 million for the current and prior quarter compared to $103 million in the prior year second quarter. Compensation and employee benefits increased $1.6 million, or 3 percent, from the prior quarter and increased $6.1 million from the prior year second quarter which was primarily driven by the decrease in deferred compensation on originating PPP loans. Deferred compensation from originating PPP loans was $1.5 million in the current quarter compared to $5.2 million in the prior quarter and $8.4 million in the prior year second quarter.

Efficiency Ratio
The efficiency ratio was 49.92 percent in the current quarter and 46.75 percent in the prior quarter and 47.54 in the prior year second quarter. Excluding the impact from the PPP loans, the efficiency ratio would have been 53.53 percent in the current quarter compared to 52.89 percent in the prior quarter. The 64 basis points increase from the prior quarter was due to the decrease in gain on sale of loans in the current quarter. Excluding the impact of PPP loans, the current quarter efficiency ratio was a decrease of 39 basis points from the prior year second quarter efficiency ratio of 53.92 percent.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net (Recoveries) Charge-Offs	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2021	$(5,723)	$(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%
Third quarter 2019	—	3,519	1.32%	0.31%	0.40%

Net recoveries for the current quarter were $725 thousand compared to net charge-offs of $2.3 million for the prior quarter and net charge-offs $1.2 million from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months Ended June 30, 2021
Compared to June 30, 2020

Income Summary
The following table summarizes income for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2021	Jun 30, 2020	$ Change	% Change
Net interest income
Interest income	$321,508	298,269	23,239	8%
Interest expense	9,227	15,681	(6,454)	(41)%
Total net interest income	312,281	282,588	29,693	11%
Non-interest income
Service charges and other fees	26,587	25,386	1,201	5%
Miscellaneous loan fees and charges	5,701	2,967	2,734	92%
Gain on sale of loans	37,730	37,720	10	—%
(Loss) gain on sale of debt securities	223	991	(768)	(77)%
Other income	5,402	7,432	(2,030)	(27)%
Total non-interest income	75,643	74,496	1,147	2%
Total income	$387,924	357,084	30,840	9%
Net interest margin (tax-equivalent)	3.58%	4.23%

Net Interest Income
Net-interest income of $312 million for the first half of 2021 increased $29.7 million, or 11 percent, over the same period in 2020. Interest income of $322 million for the first six months of the current year increased $23.2 million, or 8 percent, from the prior year and was primarily attributable to a $19.3 million increase in income from commercial loans, including $16.5 million from the PPP loans. Additionally, interest income on debt securities increased $9.2 million, or 20 percent, over the prior year which resulted from the increased volume of debt securities. Interest expense of $9.2 million for the first half of 2021 decreased $6.5 million, or 41 percent over the prior year primarily as a result of a decrease in the cost of deposits. The total funding cost (including non-interest bearing deposits) for the first six months of 2021 was 11 basis points, which decreased 14 basis points compared to 25 basis points in first six months of 2020.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first half of 2021 was 3.58 percent, a 65 basis points decrease from the net interest margin of 4.23 percent for the same period in the prior year. The core net interest margin, excluding 4 basis points of discount accretion, 1 basis point of non-accrual interest and 10 basis points increase from the PPP loans, was 3.43 which was an 83 basis point decrease from the core margin of 4.26 percent in the prior year. Although the Company was successful in reducing the total cost of funding, it was not enough to outpace the decrease in yields on loans and debt securities driven by the current interest rate environment and the shift in the earning asset mix to lower yielding debt securities.

Non-interest Income
Non-interest income of $75.6 million for the first half of 2021 increased $1.1 million, or 2 percent, over the same period last year. Service charges and other fees of $26.6 million for the first six months of 2021 increased $1.2 million, or 5 percent, from prior year as a result of additional fees from increased customer accounts and transaction activity. Miscellaneous loan fees and charges increased $2.7 million, or 92 percent, driven by increases in loan servicing income and credit card interchange fees due to increased activity. Other income of $5.4 million decreased $2.0 million from the prior year and was primarily the result of a gain of $2.4 million on the sale of a former branch building in the first quarter of 2020.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2021	Jun 30, 2020	$ Change	% Change
Compensation and employee benefits	$126,577	$117,641	$8,936	8%
Occupancy and equipment	18,723	18,576	147	1%
Advertising and promotions	5,277	4,625	652	14%
Data processing	10,867	10,324	543	5%
Other real estate owned	60	187	(127)	(68)%
Regulatory assessments and insurance	3,581	2,127	1,454	68%
Core deposit intangibles amortization	4,976	5,146	(170)	(3)%
Other expenses	26,606	31,625	(5,019)	(16)%
Total non-interest expense	$196,667	$190,251	$6,416	3%

Total non-interest expense of $197 million for the first half of 2021 increased $6.4 million, or 3 percent, over the prior year first half. Compensation and employee benefits for the first six months of 2021 increased $8.9 million, or 8 percent, from last year due to the increased number of employees from organic growth, increased real estate commissions, increased performance-related compensation and annual salary increases. Regulatory assessment and insurance for the first half of 2021 increased $1.5 million from the prior year same period primarily as a result of the State of Montana waiving the first semi-annual regulatory assessment of 2020 and Small Bank assessment credits applied by the FDIC in the first quarter of 2020. Other expenses of $26.6 million, decreased $5.0 million, or 16 percent, from the prior year, primarily from a decrease in acquisition-related expenses. Acquisition-related expenses were $1.1 million in the current year compared to $6.5 million in the prior year.

Efficiency Ratio
The efficiency ratio was 48.31 percent for the first six months of 2021 compared to 50.86 percent for the same period last year. Excluding the impact from the PPP loans, the efficiency ratio was 53.21 in 2021 compared to 54.21 in 2020 with the improvement driven by an increase in investment interest income and a decrease in deposit interest expense.

Provision for Credit Losses
The provision for credit loss benefit was $5.6 million for the first six months of 2021, including provision for credit loss benefit of $5.2 million on the loan portfolio and credit loss benefit of $371 thousand on unfunded loan commitments. The provision for credit loss benefit of $5.2 million on the loan portfolio in the current year decreased $41.5 million over the provision for credit loss expense of $36.3 million in the prior year which was primarily attributable to changes in the economic forecast related to COVID-19. Net charge-offs during the current year were $1.6 million compared to $2.0 million during the prior year.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as available-for-sale or held-to-maturity. Non-marketable equity securities consist of capital stock issued by the FHLB of Des Moines.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. During the first quarter of the current year, the Company transferred $404 million of available-for-sale securities with an unrealized net gain of $3.8 million into the held-to-maturity portfolio after determining it had the intent and ability to hold such securities until maturity. The Company transferred an additional $440 million of available-for-sale securities with an unrealized net gain of $40.6 million into held-to-maturity portfolio during the second quarter of the current year. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$34,481	1%	$38,588	1%	$42,235	1%
U.S. government sponsored enterprises	48,016	1%	9,781	1%	10,863	1%
State and local governments	536,547	7%	1,416,683	26%	1,277,552	34%
Corporate bonds	257,878	4%	349,098	6%	388,375	10%
Residential mortgage-backed securities	4,139,585	57%	2,289,090	41%	857,641	23%
Commercial mortgage-backed securities	1,130,636	16%	1,234,574	22%	957,284	26%
Total available-for-sale	6,147,143	86%	5,337,814	97%	3,533,950	95%
Held-to-maturity
State and local governments	1,024,730	14%	189,836	3%	203,275	5%
Total held-to-maturity	1,024,730	14%	189,836	3%	203,275	5%
Total debt securities	$7,171,873	100%	$5,527,650	100%	$3,737,225	100%

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

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$388,187	400,508	385,773	420,646
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,033,438	1,069,604	1,015,634	1,080,972
S&P: A+, A, A- / Moody’s: A1, A2, A3	92,239	97,819	101,494	109,504
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	3,217	3,221	3,217	3,230
Not rated by either entity	12,173	12,408	5,481	5,547
Below investment grade	—	—	—	—
Total	$1,529,254	1,583,560	1,511,599	1,619,899

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$613,619	648,289	625,660	672,610
General obligation - limited	117,516	122,746	121,886	129,250
Revenue	781,808	795,056	745,908	798,188
Certificate of participation	12,545	13,577	14,098	15,636
Other	3,766	3,892	4,047	4,215
Total	$1,529,254	1,583,560	1,511,599	1,619,899

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$246,803	252,461	235,036	254,976
Texas	141,524	145,625	143,421	154,511
Michigan	134,792	140,286	139,836	148,544
California	153,323	162,721	148,564	166,311
Washington	100,072	104,779	99,699	106,012
All other states	752,740	777,688	745,043	789,545
Total	$1,529,254	1,583,560	1,511,599	1,619,899

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2021. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$42	1.28%	$2,637	1.58%	$11,498	1.35%	$20,304	1.74%	$—	—%	$34,481	1.60%
U.S. government sponsored enterprises	2,516	0.96%	266	0.93%	45,234	1.08%	—	—%	—	—%	48,016	1.08%
State and local governments	14,890	2.24%	52,346	2.52%	214,134	3.66%	255,177	3.24%	—	—%	536,547	3.31%
Corporate bonds	60,922	3.44%	191,814	3.24%	4,083	4.00%	1,059	1.00%	—	—%	257,878	3.29%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	4,139,585	1.01%	4,139,585	1.01%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,130,636	2.40%	1,130,636	2.40%
Total available-for-sale	78,370	3.13%	247,063	3.07%	274,949	3.13%	276,540	3.11%	5,270,221	1.30%	6,147,143	1.55%
Held-to-maturity
State and local governments	1,924	2.22%	26,870	2.55%	86,095	2.63%	909,841	2.84%	—	—%	1,024,730	2.82%
Total held-to-maturity	1,924	2.22%	26,870	2.55%	86,095	2.63%	909,841	2.84%	—	—%	1,024,730	2.82%
Total debt securities	$80,294	3.11%	$273,933	3.02%	$361,044	3.01%	$1,186,381	2.90%	$5,270,221	1.30%	$7,171,873	1.73%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2021, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at June 30, 2021.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of June 30, 2021, the Company determined that none of such securities were impaired.

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

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$734,838	7%	$802,508	7%	$903,198	8%
Commercial real estate	6,584,322	59%	6,315,895	58%	6,047,692	54%
Other commercial	2,932,419	26%	3,054,817	28%	3,547,249	31%
Home equity	648,800	6%	636,405	6%	654,392	6%
Other consumer	337,669	3%	313,071	3%	300,847	3%
Loans receivable	11,238,048	101%	11,122,696	102%	11,453,378	102%
Allowance for credit losses	(151,448)	(1)%	(158,243)	(2)%	(162,509)	(2)%
Loans receivable, net	$11,086,600	100%	$10,964,453	100%	$11,290,869	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Other real estate owned	$771	2,965	1,744	4,743
Accruing loans 90 days or more past due
Residential real estate	338	188	934	206
Commercial real estate	2,349	2,319	231	3,110
Other commercial	1,234	961	293	2,519
Home equity	155	26	135	98
Other consumer	144	239	132	138
Total	4,220	3,733	1,725	6,071
Non-accrual loans
Residential real estate	3,183	3,276	3,403	4,243
Commercial real estate	11,110	13,935	15,817	19,682
Other commercial	30,507	8,823	9,509	3,086
Home equity	2,667	2,805	2,713	433
Other consumer	583	1,048	522	7,713
Total	48,050	29,887	31,964	35,157
Total non-performing assets	$53,041	36,585	35,433	45,971
Non-performing assets as a percentage of subsidiary assets	0.26%	0.19%	0.19%	0.27%
ACL as a percentage of non-performing loans	290%	465%	470%	394%
Accruing loans 30-89 days past due	$12,076	44,616	22,721	25,225
Accruing troubled debt restructurings	$37,667	41,345	42,003	41,759
Non-accrual troubled debt restructurings	$3,179	4,702	3,507	8,204
U.S. government guarantees included in non-performing assets	$4,186	2,778	3,011	3,305
Interest income [1]	$1,144	357	1,545	851
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $53.0 million at June 30, 2021 increased $16.5 million, over the prior quarter and was primarily isolated to one credit relationship. Non-performing assets increased $7.1 million, or 15 percent, over the prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2021 was 0.26 percent. Excluding the government guaranteed PPP loans, the non-performing assets as a percentage of subsidiary assets at June 30, 2021 was 0.27 percent, an increase of 8 basis points from the prior quarter and 3 basis points decrease from the prior year second quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $12.1 million at June 30, 2021 decreased $32.5 million from the prior quarter with a large portion of the decrease primarily isolated to one credit relationship which moved to non-accrual at June 30, 2021. Early stage delinquencies decreased $13.1 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2021 was 0.11 percent, which was a decrease of 29 basis points from prior quarter and an 11 basis points decrease from prior year second quarter. Excluding PPP loans, early stage delinquencies as a percentage of loans at June 30, 2021 was 0.11 percent, which was a decrease of 32 basis points from prior quarter and a 14 basis points decrease from prior year second quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $40.8 million and $45.5 million at June 30, 2021 and December 31, 2020, respectively.

On March 27, 2020, the CARES Act was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the COVID-19 pandemic, and the CARES Act, along with related regulatory guidance, allows the Bank to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. For additional information on modifications related to the COVID-19 pandemic, see the PPP section under “Additional Management’s Discussion and Analysis.”

Other Real Estate Owned
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2021 was $1.6 million. The fair value of the loan collateral acquired in foreclosure during 2021 was $1.5 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Balance at beginning of period	$1,744	1,744	5,142	5,142
Acquisitions	—	—	307	307
Additions	1,459	1,397	2,076	791
Capital improvements	—	—	145	72
Write-downs	—	—	(451)	(60)
Sales	(2,432)	(176)	(5,475)	(1,509)
Balance at end of period	$771	2,965	1,744	4,743

PPP Loans

	Three Months ended			Six Months ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
PPP interest income	$10,328	13,523	7,304	23,851	7,304
Deferred compensation on originating PPP loans	1,522	5,213	8,412	6,735	8,412
Total PPP income impact	$11,850	18,736	15,716	30,586	15,716

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
PPP Round 1 loans	$176,498	489,208	909,173	1,426,746
PPP Round 2 loans	518,107	486,583	—	—
Total PPP loans	$694,605	975,791	909,173	1,426,746

Net remaining fees - Round 1	$1,313	6,244	17,605	40,590
Net remaining fees - Round 2	22,694	21,890	—	—
Total net remaining fees	$24,007	28,134	17,605	40,590

The United States Small Business Administration (”SBA”) Round 2 PPP program ended in early May after the available funds were fully drawn upon. During the current quarter, the Company originated $67.6 million of Round 2 PPP loans which generated $5.6 million of SBA deferred processing fees and $1.5 million of deferred compensation costs for total net deferred fees of $4.1 million. During the first half of 2021, the Company originated $555 million of Round 2 PPP loans which generated $33.2 million of SBA deferred processing fees and $6.7 million of deferred compensation costs for total net deferred fees of $26.5 million.

During the current year, the SBA processing fees received on Round 2 averaged 5.99 percent which compared to the average of 3.75 percent received on Round 1 in the prior year. The increase in the fees received was the result of an increase in the number of smaller loans which receive a higher percentage fee and the change in the SBA fee schedule for loans under $50 thousand.

The Company continued to submit applications to the SBA for Round 1 PPP loan forgiveness and also began submitting forgiveness applications for Round 2. As of June 30, 2021, the Company had $176 million or 12 percent of the $1.472 billion of Round 1 PPP loans originated in the prior year and had $518 million or 93 percent of the $555 million of Round 2 PPP loans originated in the current year.

The Company recognized $10.3 million of interest income (including deferred fees and costs) from the Round 1 and Round 2 PPP loans in the current quarter. The income recognized in the current quarter included $6.0 million acceleration of net deferred fees in interest income resulting from the SBA forgiveness of loans. Net deferred fees remaining on the balance of the PPP loans at June 30, 2021 were $24.0 million, which will be recognized into interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

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

The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2021			December 31, 2020			June 30, 2020
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$10,143	7%	7%	$9,604	6%	7%	$9,986	6%	8%
Commercial real estate	96,597	64%	58%	86,999	55%	57%	89,104	55%	53%
Other commercial	31,983	21%	26%	49,133	31%	27%	48,838	30%	31%
Home equity	7,837	5%	6%	8,182	5%	6%	9,962	6%	6%
Other consumer	4,888	3%	3%	4,325	3%	3%	4,619	3%	2%
Total	$151,448	100%	100%	$158,243	100%	100%	$162,509	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Balance at beginning of period	$158,243	158,243	124,490	124,490
Impact of adopting CECL	—	—	3,720	3,720
Acquisitions	—	—	49	49
Provision for credit losses	(5,234)	489	37,637	36,296
Charge-offs
Residential real estate	(38)	(38)	(21)	(21)
Commercial real estate	(41)	—	(3,497)	(180)
Other commercial	(3,113)	(2,762)	(4,860)	(1,873)
Home equity	(45)	(45)	(384)	(194)
Other consumer	(2,709)	(1,401)	(5,046)	(2,967)
Total charge-offs	(5,946)	(4,246)	(13,808)	(5,235)
Recoveries
Residential real estate	275	34	61	19
Commercial real estate	907	789	1,094	330
Other commercial	1,547	279	1,811	1,182
Home equity	67	20	256	153
Other consumer	1,589	838	2,933	1,505
Total recoveries	4,385	1,960	6,155	3,189
Net charge-offs	(1,561)	(2,286)	(7,653)	(2,046)
Balance at end of period	$151,448	156,446	158,243	162,509
ACL as a percentage of total loans	1.35%	1.39%	1.42%	1.42%
Net charge-offs as a percentage of total loans	0.01%	0.02%	0.07%	0.02%

The current quarter provision for credit loss benefit on loans of $5.7 million was a decrease of $6.2 million from the prior quarter provision for credit loss expense of $489 thousand and a $19.3 million decrease from the prior year second quarter provision for credit loss expense of $13.6 million. The higher levels of provision for credit losses in the prior year second quarter were driven by negative economic forecasts due to COVID-19. The lower levels in the current quarter related to improvement in the economic forecasts.

The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at June 30, 2021 was 1.35 percent which was a 4 basis points decrease compared to the prior quarter. Excluding the PPP loans, the ACL as percentage of loans was 1.43 percent compared to 1.51 percent in the prior quarter and 1.62 percent in the prior year second quarter. The Company’s ACL of $151 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2021 and 2020, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 194 locations, including 173 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of sixteen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020
Custom and owner occupied construction	$158,405	$153,226	$157,529	$177,172	3%	1%	(11)%
Pre-sold and spec construction	163,740	154,312	148,845	161,964	6%	10%	1%
Total residential construction	322,145	307,538	306,374	339,136	5%	5%	(5)%
Land development	111,736	103,960	102,930	94,667	7%	9%	18%
Consumer land or lots	138,292	133,409	123,747	120,015	4%	12%	15%
Unimproved land	63,469	62,002	59,500	63,459	2%	7%	—%
Developed lots for operative builders	27,143	27,310	30,449	26,647	(1)%	(11)%	2%
Commercial lots	64,664	61,289	60,499	60,563	6%	7%	7%
Other construction	554,548	604,326	555,375	477,922	(8)%	—%	16%
Total land, lot, and other construction	959,852	992,296	932,500	843,273	(3)%	3%	14%
Owner occupied	2,019,860	1,973,309	1,945,686	1,855,994	2%	4%	9%
Non-owner occupied	2,436,672	2,372,644	2,290,512	2,238,586	3%	6%	9%
Total commercial real estate	4,456,532	4,345,953	4,236,198	4,094,580	3%	5%	9%
Commercial and industrial	1,654,237	1,883,438	1,850,197	2,342,081	(12)%	(11)%	(29)%
Agriculture	746,678	728,579	721,490	714,227	2%	3%	5%
1st lien	1,105,579	1,130,339	1,228,867	1,227,514	(2)%	(10)%	(10)%
Junior lien	38,029	35,230	41,641	47,121	8%	(9)%	(19)%
Total 1-4 family	1,143,608	1,165,569	1,270,508	1,274,635	(2)%	(10)%	(10)%
Multifamily residential	398,499	380,172	391,895	343,870	5%	2%	16%
Home equity lines of credit	693,135	664,800	657,626	655,492	4%	5%	6%
Other consumer	201,336	191,152	190,186	181,402	5%	6%	11%
Total consumer	894,471	855,952	847,812	836,894	5%	6%	7%
States and political subdivisions	631,199	546,086	575,647	581,673	16%	10%	9%
Other	129,237	183,077	156,647	198,354	(29)%	(17)%	(35)%
Total loans receivable, including loans held for sale	11,336,458	11,388,660	11,289,268	11,568,723	—%	—%	(2)%
Less loans held for sale [1]	(98,410)	(118,731)	(166,572)	(115,345)	(17)%	(41)%	(15)%
Total loans receivable	$11,238,048	$11,269,929	$11,122,696	$11,453,378	—%	1%	(2)%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Jun 30, 2021	Jun 30, 2021	Jun 30, 2021
Custom and owner occupied construction	$243	246	247	440	243	—	—
Land development	279	330	342	659	31	—	248
Consumer land or lots	190	325	201	427	190	—	—
Unimproved land	178	243	294	663	178	—	—
Commercial lots	368	368	368	529	—	—	368
Total land, lot and other construction	1,015	1,266	1,205	2,278	399	—	616
Owner occupied	3,747	5,272	6,725	9,424	3,716	31	—
Non-owner occupied	1,892	4,615	4,796	5,482	1,892	—	—
Total commercial real estate	5,639	9,887	11,521	14,906	5,608	31	—
Commercial and industrial	6,046	6,100	6,689	5,039	5,419	597	30
Agriculture	31,742	8,392	6,313	11,087	28,787	2,955	—
1st lien	4,186	4,303	5,353	7,634	3,754	432	—
Junior lien	272	290	301	746	247	25	—
Total 1-4 family	4,458	4,593	5,654	8,380	4,001	457	—
Multifamily residential	—	—	—	92	—	—	—
Home equity lines of credit	2,653	3,614	2,939	3,048	2,529	36	88
Other consumer	542	1,017	572	412	406	99	37
Total consumer	3,195	4,631	3,511	3,460	2,935	135	125
Other	703	1,470	293	289	658	45	—
Total	$53,041	36,585	35,433	45,971	48,050	4,220	771

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020
Custom and owner occupied construction	$—	$963	$788	$—	(100)%	(100)%	n/m
Pre-sold and spec construction	70	—	—	—	n/m	n/m	n/m
Total residential construction	70	963	788	—	(93)%	(91)%	n/m
Land development	—	—	202	—	n/m	(100)%	n/m
Consumer land or lots	—	215	71	248	(100)%	(100)%	(100)%
Unimproved land	307	334	357	411	(8)%	(14)%	(25)%
Developed lots for operative builders	—	—	306	—	n/m	(100)%	n/m
Commercial lots	—	—	—	153	n/m	n/m	(100)
Other construction	—	1,520	—	—	(100)%	n/m	n/m
Total land, lot and other construction	307	2,069	936	812	(85)%	(67)%	(62)%
Owner occupied	2,243	1,784	3,432	1,512	26%	(35)%	48%
Non-owner occupied	574	2,407	149	966	(76)%	285%	(41)%
Total commercial real estate	2,817	4,191	3,581	2,478	(33)%	(21)%	14%
Commercial and industrial	2,947	2,063	1,814	4,127	43%	62%	(29)%
Agriculture	837	25,458	1,553	12,084	(97)%	(46)%	(93)%
1st lien	736	5,984	6,677	656	(88)%	(89)%	12%
Junior lien	106	18	55	160	489%	93%	(34)%
Total 1-4 family	842	6,002	6,732	816	(86)%	(87)%	3%
Home equity lines of credit	1,942	1,223	2,840	3,330	59%	(32)%	(42)%
Other consumer	919	519	1,054	739	77%	(13)%	24%
Total consumer	2,861	1,742	3,894	4,069	64%	(27)%	(30)%
States and political subdivisions	—	375	2,358	124	(100)%	(100)%	(100)
Other	1,395	1,753	1,065	715	(20)%	31%	95%
Total	$12,076	$44,616	$22,721	$25,225	(73)%	(47)%	(52)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Jun 30, 2020	Jun 30, 2021	Jun 30, 2021
Custom and owner occupied construction	$—	—	(9)	—	—	—
Pre-sold and spec construction	(8)	(7)	(24)	(12)	—	8
Total residential construction	(8)	(7)	(33)	(12)	—	8
Land development	(77)	(75)	(106)	(50)	—	77
Consumer land or lots	(164)	(141)	(221)	(17)	3	167
Unimproved land	(21)	(21)	(489)	(287)	—	21
Commercial lots	—	—	(55)	(3)	—	—
Total land, lot and other construction	(262)	(237)	(871)	(357)	3	265
Owner occupied	(70)	(54)	(168)	(49)	41	111
Non-owner occupied	(503)	(505)	3,030	115	—	503
Total commercial real estate	(573)	(559)	2,862	66	41	614
Commercial and industrial	(218)	80	1,533	576	262	480
Agriculture	(6)	(1)	337	33	4	10
1st lien	(237)	5	69	—	42	279
Junior lien	(475)	(47)	(211)	(129)	—	475
Total 1-4 family	(712)	(42)	(142)	(129)	42	754
Multifamily residential	(40)	—	(244)	(43)	—	40
Home equity lines of credit	(23)	25	101	24	41	64
Other consumer	74	46	307	161	241	167
Total consumer	51	71	408	185	282	231
Other	3,329	2,981	3,803	1,727	5,312	1,983
Total	$1,561	2,286	7,653	2,046	5,946	4,385

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

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,307,794	38%	$5,454,539	37%	$5,043,704	38%
NOW and DDA accounts	4,151,264	25%	3,698,559	25%	3,113,863	23%
Savings accounts	2,346,129	14%	2,000,174	13%	1,756,503	13%
Money market deposit accounts	2,990,021	18%	2,627,336	18%	2,403,641	18%
Certificate accounts	939,563	5%	978,779	7%	995,536	7%
Wholesale deposits	26,121	—%	38,142	—%	68,285	1%
Total interest bearing deposits	10,453,098	62%	9,342,990	63%	8,337,828	62%
Total deposits	$16,760,892	100%	$14,797,529	100%	$13,381,532	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2021	December 31, 2020
Repurchase agreements
Amount outstanding at end of period	$995,201	1,004,583
Weighted interest rate on outstanding amount	0.29%	0.33%
Maximum outstanding at any month-end	$1,015,522	1,004,583
Average balance	$987,995	783,100
Weighted-average interest rate	0.27%	0.46%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2021. The subordinated debentures outstanding as of June 30, 2021 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2021 and determined its ACL of $15.7 million was adequate to absorb the estimated credit losses.

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated variable interest entities (“VIE”), see Note 7 to the Unaudited Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLB advances
Borrowing capacity	$2,591,898	2,446,759
Amount utilized	—	—
Letters of credit	(1,498)	(1,498)
Amount available	$2,590,400	2,445,261
FRB discount window
Borrowing capacity	$1,334,501	1,269,778
Amount utilized	—	—
Amount available	$1,334,501	1,269,778
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$34,481	38,588
U.S. government sponsored enterprises	48,016	9,781
State and local governments	547,856	185,680
Corporate bonds	77,701	99,764
Residential mortgage-backed securities	3,066,594	1,994,927
Commercial mortgage-backed securities	927,409	1,028,944
Total unencumbered debt securities	$4,702,057	3,357,684

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,507,234 have been issued as of June 30, 2021. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2021. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2021, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2021:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	13.71%	12.67%	12.67%	9.00%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company will add back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of Common Tier 1 capital evenly over the three-year period.

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Within the Company’s geographic footprint, Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.925 percent in Idaho, 4.95 percent in Utah, 4.6 percent in Colorado and 4.9 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in the states other than the eight states in which it has properties.

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
Income Before Income Taxes	$196,862	130,719
Federal and state income tax expense	38,433	23,936
Net Income	$158,429	106,783
Effective tax rate [1]	19.5%	18.3%
Income from tax-exempt debt securities, municipal loans and leases	$34,161	29,021
Benefits from federal income tax credits	$7,517	5,862
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $17.4 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2021	$6,617	10,307	763	17,687
2022	5,969	12,471	664	19,104
2023	5,373	13,810	631	19,814
2024	3,636	13,747	594	17,977
2025	1,890	13,588	451	15,929
Thereafter	2,340	53,950	452	56,742
	$25,825	117,873	3,555	147,253

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2021			June 30, 2021
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$825,467	$9,541	4.62%	$859,073	$19,687	4.58%
Commercial loans [1]	9,520,603	112,226	4.73%	9,466,763	227,154	4.84%
Consumer and other loans	964,415	10,856	4.51%	957,116	21,415	4.51%
Total loans [2]	11,310,485	132,623	4.70%	11,282,952	268,256	4.79%
Tax-exempt investment securities [3]	1,548,323	14,740	3.81%	1,546,912	29,450	3.81%
Taxable investment securities [4]	5,810,800	17,251	1.19%	5,265,398	33,102	1.26%
Total earning assets	18,669,608	164,614	3.54%	18,095,262	330,808	3.69%
Goodwill and intangibles	565,749			566,979
Non-earning assets	804,897			823,973
Total assets	$20,040,254			$19,486,214
Liabilities
Non-interest bearing deposits	$6,100,872	$—	—%	$5,847,608	$—	—%
NOW and DDA accounts	4,073,819	600	0.06%	3,953,009	1,170	0.06%
Savings accounts	2,295,334	141	0.02%	2,194,485	279	0.03%
Money market deposit accounts	2,921,642	861	0.12%	2,821,014	1,726	0.12%
Certificate accounts	955,694	1,181	0.50%	963,595	2,603	0.54%
Total core deposits	16,347,361	2,783	0.07%	15,779,711	5,778	0.07%
Wholesale deposits [5]	34,301	21	0.24%	36,178	40	0.22%
Repurchase agreements	974,744	651	0.27%	987,995	1,340	0.27%
FHLB advances	—	—	—%	—	—	—%
Subordinated debentures and other borrowed funds	166,002	1,032	2.49%	165,917	2,069	2.51%
Total interest bearing liabilities	17,522,408	4,487	0.10%	16,969,801	9,227	0.11%
Other liabilities	168,613			181,166
Total liabilities	17,691,021			17,150,967
Stockholders’ Equity
Common stock	955			955
Paid-in capital	1,495,886			1,495,514
Retained earnings	756,561			733,478
Accumulated other comprehensive income	95,831			105,300
Total stockholders’ equity	2,349,233			2,335,247
Total liabilities and stockholders’ equity	$20,040,254			$19,486,214
Net interest income (tax-equivalent)		$160,127			$321,581
Net interest spread (tax-equivalent)			3.44%			3.58%
Net interest margin (tax-equivalent)			3.44%			3.58%
______________________________
1Includes tax effect of $1.4 million and $2.8 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2021, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.0 million and $6.0 million on tax-exempt debt securities income for the three and six months ended June 30, 2021, respectively.
4Includes tax effect of $255 thousand and $510 thousand on federal income tax credits for the three and six months ended June 30, 2021, respectively.
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

	Six Months ended
	2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(3,616)	(321)	(3,937)
Commercial loans (tax-equivalent)	21,728	(2,162)	19,566
Consumer and other loans	230	(1,586)	(1,356)
Investment securities (tax-equivalent)	54,569	(44,175)	10,394
Total interest income	72,911	(48,244)	24,667
Interest expense
NOW and DDA accounts	610	(1,041)	(431)
Savings accounts	149	(284)	(135)
Money market deposit accounts	845	(1,983)	(1,138)
Certificate accounts	(158)	(2,242)	(2,400)
Wholesale deposits	(122)	(124)	(246)
Repurchase agreements	1,007	(1,564)	(557)
FHLB advances	(614)	—	(614)
Subordinated debentures and other borrowed funds	(113)	(820)	(933)
Total interest expense	1,604	(8,058)	(6,454)
Net interest income (tax-equivalent)	$71,307	(40,186)	31,121

Net interest income (tax-equivalent) increased $31.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The interest income for the first six months of 2021 increased over the same period last year primarily from income associated with the PPP loans and increased volume of debt securities. Total interest expense decreased from the prior year primarily from a decrease in rates on deposits.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of June 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)Not Applicable

(b)Not Applicable

Item 6. Exhibits

2.1    Agreement and Plan of Merger, dated as of May 18, 2021, by and between Glacier Bancorp, Inc., Glacier Bank, Altabancorp and Altabank. Filed as Exhibit 2.1 to Form 8-K, filed on May 19, 2021

3.1    Restated Articles of Incorporation of Glacier Bancorp, Inc. Filed as Exhibit 3.1 to Form S-4 filed on July 2, 2021

3.2    Amended and Restated Bylaws of Glacier Bancorp, Inc. Filed as Exhibit 3.2 to Form 8-K filed on May 4, 2021

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

GLACIER BANCORP, INC.

August 2, 2021	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 2, 2021	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO