Form 10-Q
period 2021-09-30
GLACIER BANCORP, INC.
filed 2021-11-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 18, 2021 was 110,686,648. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
Assets
Cash on hand and in banks	$250,579	227,108
Interest bearing cash deposits	98,309	406,034
Cash and cash equivalents	348,888	633,142
Debt securities, available-for-sale	7,390,580	5,337,814
Debt securities, held-to-maturity	1,128,299	189,836
Total debt securities	8,518,879	5,527,650
Loans held for sale, at fair value	94,138	166,572
Loans receivable	11,293,891	11,122,696
Allowance for credit losses	(153,609)	(158,243)
Loans receivable, net	11,140,282	10,964,453
Premises and equipment, net	316,191	325,335
Other real estate owned	106	1,744
Accrued interest receivable	79,699	75,497
Core deposit intangible, net	48,045	55,509
Goodwill	514,013	514,013
Non-marketable equity securities	10,021	10,023
Bank-owned life insurance	123,729	123,763
Other assets	120,028	106,505
Total assets	$21,314,019	18,504,206
Liabilities
Non-interest bearing deposits	$6,632,402	5,454,539
Interest bearing deposits	10,870,912	9,342,990
Securities sold under agreements to repurchase	1,040,939	1,004,583
Other borrowed funds	33,671	33,068
Subordinated debentures	132,580	139,959
Accrued interest payable	2,437	3,305
Deferred tax liability	1,815	23,860
Other liabilities	211,647	194,861
Total liabilities	18,926,403	16,197,165
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	955	954
Paid-in capital	1,497,939	1,495,053
Retained earnings - substantially restricted	811,063	667,944
Accumulated other comprehensive income	77,659	143,090
Total stockholders’ equity	2,387,616	2,307,041
Total liabilities and stockholders’ equity	$21,314,019	18,504,206
Number of common stock shares issued and outstanding	95,512,659	95,426,364

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Income
Investment securities	$30,352	25,381	86,388	72,228
Residential real estate loans	9,885	11,592	29,572	35,216
Commercial loans	115,533	109,514	339,903	314,541
Consumer and other loans	10,971	11,000	32,386	33,771
Total interest income	166,741	157,487	488,249	455,756
Interest Expense
Deposits	2,609	3,952	8,427	14,120
Securities sold under agreements to repurchase	496	886	1,836	2,783
Federal Home Loan Bank advances	—	70	—	684
Other borrowed funds	178	173	529	473
Subordinated debentures	845	1,003	2,563	3,705
Total interest expense	4,128	6,084	13,355	21,765
Net Interest Income	162,613	151,403	474,894	433,991
Provision for credit losses	725	5,186	(4,880)	41,300
Net interest income after provision for credit losses	161,888	146,217	479,774	392,691
Non-Interest Income
Service charges and other fees	15,154	13,404	41,741	38,790
Miscellaneous loan fees and charges	2,592	2,084	8,293	5,051
Gain on sale of loans	13,902	35,516	51,632	73,236
Gain (Loss) on sale of debt securities	(168)	24	55	1,015
Other income	3,335	2,639	8,737	10,071
Total non-interest income	34,815	53,667	110,458	128,163
Non-Interest Expense
Compensation and employee benefits	66,364	64,866	192,941	182,507
Occupancy and equipment	9,412	9,369	28,135	27,945
Advertising and promotions	3,236	2,779	8,513	7,404
Data processing	5,135	5,597	16,002	15,921
Other real estate owned	142	186	202	373
Regulatory assessments and insurance	2,011	1,495	5,592	3,622
Core deposit intangibles amortization	2,488	2,612	7,464	7,758
Other expenses	15,320	16,469	41,926	48,094
Total non-interest expense	104,108	103,373	300,775	293,624
Income Before Income Taxes	92,595	96,511	289,457	227,230
Federal and state income tax expense	16,976	18,754	55,409	42,690
Net Income	$75,619	77,757	234,048	184,540
Basic earnings per share	$0.79	0.81	2.45	1.95
Diluted earnings per share	$0.79	0.81	2.45	1.95
Dividends declared per share	$0.32	0.30	0.95	0.88
Average outstanding shares - basic	95,510,772	95,411,656	95,494,211	94,704,198
Average outstanding shares - diluted	95,586,202	95,442,576	95,573,519	94,747,894
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$75,619	77,757	234,048	184,540
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gains on available-for-sale securities	(15,259)	1,693	(84,929)	123,262
Reclassification adjustment for gains included in net income	(498)	(24)	(870)	(1,014)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	(1,379)	—	(2,237)	—
Tax effect	4,330	(424)	22,246	(30,979)
Net of tax amount	(12,806)	1,245	(65,790)	91,269
Cash Flow Hedge:
Unrealized gains (losses) on derivatives used for cash flow hedges	30	(76)	479	(532)
Tax effect	(7)	20	(120)	135
Net of tax amount	23	(56)	359	(397)
Total other comprehensive (loss) income, net of tax	(12,783)	1,189	(65,431)	90,872
Total Comprehensive Income	$62,836	78,946	168,617	275,412

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2021 and 2020

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (loss)
	Shares	Amount				Total
Balance at July 1, 2020	95,409,061	$954	1,492,817	580,035	129,909	2,203,715
Net income	—	—	—	77,757	—	77,757
Other comprehensive income	—	—	—	—	1,189	1,189
Cash dividends declared ($0.30 per share)	—	—	—	(28,683)	—	(28,683)
Stock issuances under stock incentive plans	4,682	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,111	—	—	1,111
Balance at September 30, 2020	95,413,743	$954	1,493,928	629,109	131,098	2,255,089
Balance at July 1, 2021	95,507,234	$955	1,496,488	766,070	90,442	2,353,955
Net income	—	—	—	75,619	—	75,619
Other comprehensive loss	—	—	—	—	(12,783)	(12,783)
Cash dividends declared ( $0.32 per share)	—	—	—	(30,626)	—	(30,626)
Stock issuances under stock incentive plans	5,425	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,451	—	—	1,451
Balance at September 30, 2021	95,512,659	$955	1,497,939	811,063	77,659	2,387,616

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2021 and 2020

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (loss)
	Shares	Amount				Total
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	184,540	—	184,540
Other comprehensive income	—	—	—	—	90,872	90,872
Cash dividends declared ($0.88 per share)	—	—	—	(84,134)	—	(84,134)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	116,949	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,292	—	—	3,292
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at September 30, 2020	95,413,743	$954	1,493,928	629,109	131,098	2,255,089
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	234,048	—	234,048
Other comprehensive loss	—	—	—	—	(65,431)	(65,431)
Cash dividends declared ( $0.95 per share)	—	—	—	(90,929)	—	(90,929)
Stock issuances under stock incentive plans	86,295	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,887	—	—	2,887
Balance at September 30, 2021	95,512,659	$955	1,497,939	811,063	77,659	2,387,616

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Operating Activities
Net income	$234,048	184,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(4,880)	41,300
Net amortization of debt securities	32,934	10,830
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(1,003)	(23,369)
Origination of loans held for sale	(1,184,305)	(1,393,224)
Proceeds from loans held for sale	1,372,592	1,400,697
Gain on sale of loans	(51,632)	(73,236)
Gain on sale of debt securities	(55)	(1,015)
Bank-owned life insurance income, net	(2,027)	(2,059)
Stock-based compensation, net of tax benefits	3,440	2,829
Depreciation and amortization of premises and equipment	15,593	15,124
Gain on sale and write-downs of other real estate owned, net	(127)	(64)
Amortization of core deposit intangibles	7,464	7,758
Amortization of investments in variable interest entities	9,520	8,244
Net increase in accrued interest receivable	(4,201)	(33,558)
Net increase in other assets	(5,430)	(22,729)
Net decrease in accrued interest payable	(868)	(861)
Net decrease in other liabilities	(3,753)	(7,450)
Net cash provided by operating activities	417,310	113,757
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	1,026,010	545,191
Purchases of available-for-sale debt securities	(4,035,869)	(1,839,308)
Maturities, prepayments and calls of held-to-maturity debt securities	25,480	29,530
Purchases of held-to-maturity debt securities	(125,527)	—
Principal collected on loans	4,825,177	2,978,796
Loan originations	(5,062,750)	(4,627,653)
Net additions to premises and equipment	(4,187)	(8,140)
Proceeds from sale of other real estate owned	3,246	2,140
Proceeds from redemption of non-marketable equity securities	180	76,275
Purchases of non-marketable equity securities	(2)	(71,397)
Proceeds from bank-owned life insurance	2,112	—
Investments in variable interest entities	(14,799)	(7,975)
Net cash received from acquisitions	—	43,713
Net cash used in investing activities	(3,360,929)	(2,878,828)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Financing Activities
Net increase in deposits	$2,705,870	2,920,429
Net increase in securities sold under agreements to repurchase	36,356	388,595
Net decrease in short-term Federal Home Loan Bank advances	—	(30,000)
Proceeds from long-term Federal Home Loan Bank advances	—	30,000
Repayments of long-term Federal Home Loan Bank advances	—	(31,271)
Net (increase) decrease in other borrowed funds	(6,897)	463
Cash dividends paid	(74,709)	(73,999)
Tax withholding payments for stock-based compensation	(1,520)	(1,023)
Proceeds from stock option exercises	265	795
Net cash provided by financing activities	2,659,365	3,203,989
Net (decrease) increase in cash, cash equivalents and restricted cash	(284,254)	438,918
Cash, cash equivalents and restricted cash at beginning of period	633,142	330,961
Cash, cash equivalents and restricted cash at end of period	$348,888	769,879
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$14,223	22,626
Cash paid during the period for income taxes	58,645	43,944
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$844,020	—
Sale and refinancing of other real estate owned	$—	215
Transfer of loans to other real estate owned	1,481	2,062
Right-of-use assets obtained in exchange for operating lease liabilities	801	7,343
Dividends declared during the period but not paid	30,761	28,799
Acquisitions
Fair value of common stock shares issued	—	112,133
Cash consideration	—	13,721
Fair value of assets acquired	—	745,420
Liabilities assumed	—	619,565

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results anticipated for the year ending December 31, 2021. The condensed consolidated statement of financial condition of the Company as of December 31, 2020 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to the coronavirus disease of 2019 (“COVID-19.”) The required reserve balance at September 30, 2021 was $0.

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

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities. When the Company acquires another entity, it records the debt securities at fair value.

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

Loans Receivable
On January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting policies. The following loan and allowance for credit loss accounting policies are presented under ASC Topic 326.

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

The Company has acquired loans through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. The Company considers all acquired non-accrual loans to be PCD loans. In addition, the Company considers loans accruing ninety days or more past due or substandard loans to be PCD loans. An ACL is determined using the same methodology as other loans held for investment. The ACL determined on a collective basis is allocated to individual loans. The sum of a loan’s fair value and ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.

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

Loans that do not Share Similar Risk Characteristics with Other Loans. For a loan that does not share similar risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the expected credit loss is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral-dependent, that is, when foreclosure is probable or the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The Company has determined that non-accrual loans do not share similar risk characteristics with other loans and these loans are individually evaluated for estimated allowance for credit losses. The Company, through its credit monitoring process, may also identify other loans that do not share similar risk characteristics and individually evaluate such loans. The starting point for determining the fair value of collateral is to obtain external appraisals or evaluations (new or updated). The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The Company’s credit department reviews appraisals, giving consideration to the highest and best use of the collateral. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. Adjustments may be made to the fair value of the collateral after review and acceptance of the collateral appraisal or evaluation (new or updated).

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Provision for credit loss loans	$2,313	2,869	(2,921)	39,165
Provision for credit losses unfunded	(1,588)	2,317	(1,959)	2,135
Total provision for credit losses	$725	5,186	(4,880)	41,300

There was no provision for credit losses on debt securities for the three and nine months ended September 30, 2021, and 2020 respectively.

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

For the goodwill impairment assessment, the Company has the option, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2021 and 2020 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

Servicing fee income is recognized in other income for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal; or a fixed amount per loan and is recorded when earned. The amortization of loan servicing fees is netted against loan servicing fee income. For additional information relating to loan servicing rights, see Note 6.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $45,789,000 and $40,184,000 for the nine months ended September 30, 2021 and 2020, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2021 and December 31, 2020 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$31,449	207	(283)	31,373
U.S. government sponsored enterprises	47,324	6	(279)	47,051
State and local governments	479,116	29,666	(91)	508,691
Corporate bonds	191,164	6,958	(3)	198,119
Residential mortgage-backed securities	5,498,676	13,982	(21,313)	5,491,345
Commercial mortgage-backed securities	1,081,008	36,640	(3,647)	1,114,001
Total available-for-sale	$7,328,737	87,459	(25,616)	7,390,580
Held-to-maturity
State and local governments	$1,128,299	20,131	(1,977)	1,146,453
Total held-to-maturity	$1,128,299	20,131	(1,977)	1,146,453

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$38,568	287	(267)	38,588
U.S. government sponsored enterprises	9,747	34	—	9,781
State and local governments	1,321,763	94,974	(54)	1,416,683
Corporate bonds	336,867	12,239	(8)	349,098
Residential mortgage-backed securities	2,261,463	27,631	(4)	2,289,090
Commercial mortgage-backed securities	1,177,458	57,575	(459)	1,234,574
Total available-for-sale	$5,145,866	192,740	(792)	5,337,814
Held-to-maturity
State and local governments	$189,836	13,380	—	203,216
Total held-to-maturity	$189,836	13,380	—	203,216

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2021. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$68,088	68,877	1,529	1,544
Due after one year through five years	186,292	195,336	27,382	29,114
Due after five years through ten years	250,903	259,085	89,010	94,026
Due after ten years	243,770	261,936	1,010,378	1,021,769
	749,053	785,234	1,128,299	1,146,453
Mortgage-backed securities [1]	6,579,684	6,605,346	—	—
Total	$7,328,737	7,390,580	1,128,299	1,146,453
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Available-for-sale
Proceeds from sales and calls of debt securities	$74,328	69,304	151,025	184,088
Gross realized gains [1]	507	102	945	1,206
Gross realized losses [1]	(9)	(78)	(75)	(192)
Held-to-maturity
Proceeds from calls of debt securities	19,120	9,280	25,480	29,530
Gross realized gains [1]	—	—	—	1
Gross realized losses [1]	(666)	—	(815)	—
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

	September 30, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	23	$9,736	(78)	5,398	(205)	15,134	(283)
U.S. government sponsored enterprises	3	45,279	(279)	—	—	45,279	(279)
State and local governments	11	15,596	(30)	1,742	(61)	17,338	(91)
Corporate bonds	1	5,016	(3)	—	—	5,016	(3)
Residential mortgage-backed securities	115	3,730,195	(21,312)	26	(1)	3,730,221	(21,313)
Commercial mortgage-backed securities	21	79,332	(866)	114,338	(2,781)	193,670	(3,647)
Total available-for-sale	174	$3,885,154	(22,568)	121,504	(3,048)	4,006,658	(25,616)
Held-to-maturity
State and local governments	126	$317,479	(1,977)	—	—	317,479	(1,977)
Total held-to-maturity	126	$317,479	(1,977)	—	—	317,479	(1,977)

	December 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	18	$13,814	(258)	726	(9)	14,540	(267)
State and local governments	6	3,121	(54)	—	—	3,121	(54)
Corporate bonds	3	5,500	(8)	—	—	5,500	(8)
Residential mortgage-backed securities	14	2,354	(4)	27	—	2,381	(4)
Commercial mortgage-backed securities	5	120,741	(459)	—	—	120,741	(459)
Total available-for-sale	46	$145,530	(783)	753	(9)	146,283	(792)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at September 30, 2021 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at September 30, 2021 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale debt securities totaled $17,791,000 and $20,215,000 at September 30, 2021, and December 31, 2020, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2021, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2021, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at September 30, 2021. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$274,791	39,022
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	812,759	123,664
S&P: A+, A, A- / Moody’s: A1, A2, A3	38,739	27,150
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	—	—
Not rated by either entity	2,010	—
Below investment grade	—	—
Total held-to-maturity	$1,128,299	189,836

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at September 30, 2021 have been determined to be investment grade.

As of September 30, 2021 and December 31, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $11,664,000 and $1,728,000 at September 30, 2021 and December 31, 2020, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at September 30, 2021 or December 31, 2020.

Note 3. Loans Receivable, Net

On January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting disclosures. The following loan and allowance for credit loss accounting disclosures are presented in accordance with ASC Topic 326.

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Residential real estate	$781,538	802,508
Commercial real estate	6,912,569	6,315,895
Other commercial	2,598,616	3,054,817
Home equity	660,920	636,405
Other consumer	340,248	313,071
Loans receivable	11,293,891	11,122,696
Allowance for credit losses	(153,609)	(158,243)
Loans receivable, net	$11,140,282	10,964,453
Net deferred origination (fees) costs included in loans receivable	$(26,325)	(26,709)
Net purchase accounting (discounts) premiums included in loans receivable	$(12,458)	(17,091)
Accrued interest receivable on loans	$50,229	53,538

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2021.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$151,448	10,143	96,597	31,983	7,837	4,888
Provision for credit losses	2,313	1,703	2,931	(3,321)	(124)	1,124
Charge-offs	(2,620)	—	(162)	(677)	—	(1,781)
Recoveries	2,468	13	672	860	152	771
Balance at end of period	$153,609	11,859	100,038	28,845	7,865	5,002

	Three Months ended September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$162,509	9,986	89,104	48,838	9,962	4,619
Provision for credit losses	2,869	(216)	5,208	1,199	(2,526)	(796)
Charge-offs	(2,630)	—	(445)	(1,598)	(99)	(488)
Recoveries	1,804	35	530	314	93	832
Balance at end of period	$164,552	9,805	94,397	48,753	7,430	4,167

	Nine Months ended September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Provision for credit losses	(2,921)	2,005	11,663	(18,905)	(491)	2,807
Charge-offs	(8,566)	(38)	(203)	(3,790)	(45)	(4,490)
Recoveries	6,853	288	1,579	2,407	219	2,360
Balance at end of period	$153,609	11,859	100,038	28,845	7,865	5,002

	Nine Months ended September 30, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—		—
Provision for credit losses	39,165	(3,923)	14,084	28,358	(860)	1,506
Charge-offs	(7,865)	(21)	(625)	(3,471)	(293)	(3,455)
Recoveries	4,993	54	860	1,496	246	2,337
Balance at end of period	$164,552	9,805	94,397	48,753	7,430	4,167

During the nine months ended September 30, 2021, the ACL decreased primarily as a result of an improvement in the quantitative factors including the economic forecasts along with adjustments to qualitative factors.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the nine months ended September 30, 2021, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$9,541	—	2,662	2,071	2,438	2,370
Accruing loans 60-89 days past due	16,461	1,137	13,538	862	656	268
Accruing loans 90 days or more past due	5,172	52	2,785	2,083	98	154
Non-accrual loans with no ACL	24,989	2,173	10,144	9,753	2,406	513
Non-accrual loans with ACL	20,912	292	474	20,041	51	54
Total past due and non-accrual loans	77,075	3,654	29,603	34,810	5,649	3,359
Current loans receivable	11,216,816	777,884	6,882,966	2,563,806	655,271	336,889
Total loans receivable	$11,293,891	781,538	6,912,569	2,598,616	660,920	340,248

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,123	6,058	3,854	4,039	2,130	1,042
Accruing loans 60-89 days past due	5,598	584	2,299	809	756	1,150
Accruing loans 90 days or more past due	1,725	934	231	293	135	132
Non-accrual loans with no ACL	29,532	3,129	14,030	9,231	2,664	478
Non-accrual loans with ACL	2,432	274	1,787	278	49	44
Total past due and non-accrual loans	56,410	10,979	22,201	14,650	5,734	2,846
Current loans receivable	11,066,286	791,529	6,293,694	3,040,167	630,671	310,225
Total loans receivable	$11,122,696	802,508	6,315,895	3,054,817	636,405	313,071

The Company had $472,000 and $628,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2021 and September 30, 2020, respectively. The prior year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables.

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

	September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$26,992	—	60	26,932	—	—
Residential real estate	5,558	2,412	569	126	2,276	175
Other real estate	24,255	646	20,976	2,114	181	338
Other	12,728	—	—	12,390	—	338
Total	$69,533	3,058	21,605	41,562	2,457	851

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$4,325	—	37	4,288	—	—
Residential real estate	7,148	3,338	1,043	198	2,513	56
Other real estate	16,127	64	14,738	1,086	200	39
Other	36,855	—	—	36,469	—	386
Total	$64,455	3,402	15,818	42,041	2,713	481

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. There were no TDRs that occurred during the three months ended September 30 ,2021. The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

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

	Nine Months ended September 30, 2021
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

The modifications for the loans designated as TDRs during the nine months ended September 30, 2021 and 2020 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,624,000 and $2,265,000 for the nine months ended September 30, 2021 and 2020, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in consumer for the nine months ended September 30, 2021 and commercial real estate for the nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, the Company had $83,000 and $548,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At September 30, 2021 and December 31, 2020, the Company had $88,000 and $273,000, respectively, of OREO secured by residential real estate properties.

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

	September 30, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021 (year-to-date)	$1,665,923	1,664,908	—	1,015	—
2020	1,310,854	1,306,097	—	4,757	—
2019	883,727	872,635	—	11,092	—
2018	748,629	695,068	—	53,561	—
2017	558,997	531,073	—	27,924	—
Prior	1,598,606	1,547,558	—	51,023	25
Revolving loans	145,833	142,781	—	3,051	1
Total	$6,912,569	6,760,120	—	152,423	26
Other commercial loans [1]
Term loans by origination year
2021 (year-to-date)	$694,243	690,542	—	3,701	—
2020	477,065	461,088	—	15,976	1
2019	239,843	230,852	—	8,988	3
2018	184,542	178,564	—	5,977	1
2017	215,294	214,143	—	1,148	3
Prior	314,426	300,084	—	13,792	550
Revolving loans	473,203	443,561	—	29,626	16
Total	$2,598,616	2,518,834	—	79,208	574
___________________________
1 Includes PPP loans.

	December 31, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020	$1,496,094	1,490,947	—	5,147	—
2019	1,077,461	1,069,503	—	7,958	—
2018	914,506	874,673	—	39,833	—
2017	723,448	696,371	—	27,077	—
2016	496,275	481,392	—	14,883	—
Prior	1,488,281	1,450,596	—	37,574	111
Revolving loans	119,830	116,548	—	3,282	—
Total	$6,315,895	6,180,030	—	135,754	111
Other commercial loans [1]
Term loans by origination year
2020	$1,366,664	1,341,316	19,564	5,784	—
2019	304,430	284,981	12,582	6,864	3
2018	241,222	234,988	—	6,233	1
2017	269,857	264,651	—	5,114	92
2016	179,225	177,164	—	2,056	5
Prior	218,306	206,431	—	11,329	546
Revolving loans	475,113	467,929	54	7,112	18
Total	$3,054,817	2,977,460	32,200	44,492	665
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021 (year-to-date)	$256,012	256,012	—	—
2020	177,765	177,617	148	—
2019	78,061	78,061	—	—
2018	56,371	56,088	—	283
2017	50,489	49,418	892	179
Prior	160,662	158,510	97	2,055
Revolving loans	2,178	2,178	—	—
Total	$781,538	777,884	1,137	2,517
Home equity loans
Term loans by origination year
2021 (year-to-date)	$38	38	—	—
2020	67	67	—	—
2019	589	555	—	34
2018	887	887	—	—
2017	783	783	—	—
Prior	10,780	10,114	161	505
Revolving loans	647,776	642,827	2,933	2,016
Total	$660,920	655,271	3,094	2,555
Other consumer loans
Term loans by origination year
2021 (year-to-date)	$127,963	127,893	65	5
2020	87,303	87,072	189	42
2019	42,347	41,943	172	232
2018	23,468	23,180	94	194
2017	9,548	9,495	42	11
Prior	19,132	16,871	2,042	219
Revolving loans	30,487	30,435	34	18
Total	$340,248	336,889	2,638	721

	December 31, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020	$208,679	207,432	1,247	—
2019	181,924	179,915	2,009	—
2018	100,273	99,135	556	582
2017	76,394	75,527	867	—
2016	53,819	52,905	87	827
Prior	179,085	174,281	1,876	2,928
Revolving loans	2,334	2,334	—	—
Total	$802,508	791,529	6,642	4,337
Home equity loans
Term loans by origination year
2020	$89	89	—	—
2019	807	771	—	36
2018	1,782	1,782	—	—
2017	1,452	1,426	26	—
2016	1,016	1,016	—	—
Prior	14,025	13,042	463	520
Revolving loans	617,234	612,545	2,397	2,292
Total	$636,405	630,671	2,886	2,848
Other consumer loans
Term loans by origination year
2020	$131,302	131,098	158	46
2019	66,327	65,921	170	236
2018	42,827	42,557	212	58
2017	16,287	16,202	38	47
2016	10,519	10,409	48	62
Prior	18,692	17,334	1,155	203
Revolving loans	27,117	26,704	411	2
Total	$313,071	310,225	2,192	654

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,999		5,999
Accumulated depreciation	(457)		(273)
Net ROU assets	$5,542	44,480	5,726	46,820
Lease liabilities	$5,810	47,590	5,891	49,675
Weighted-average remaining lease term	23 years	17 years	24 years	17 years
Weighted-average discount rate	2.6%	3.5%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	September 30, 2021
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$66	1,219
Maturing one year through two years	266	4,625
Maturing two years through three years	272	3,973
Maturing three years through four years	280	3,932
Maturing four years through five years	285	3,859
Thereafter	6,736	47,447
Total lease payments	7,905	65,055
Present value of lease payments
Short-term	28	1,527
Long-term	5,782	46,063
Total present value of lease payments	5,810	47,590
Difference between lease payments and present value of lease payments	$2,095	17,465

The components of lease expense consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance lease cost
Amortization of ROU assets	$61	59	184	174
Interest on lease liabilities	38	40	113	121
Operating lease cost	1,302	1,254	3,883	3,553
Short-term lease cost	93	88	261	266
Variable lease cost	264	264	759	977
Sublease income	(11)	(2)	(32)	(5)
Total lease expense	$1,747	1,703	5,168	5,086

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$38	813	40	706
Financing cash flows	27	N/A	23	N/A

	Nine Months ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$113	2,379	121	1,994
Financing cash flows	81	N/A	67	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2021 and 2020 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net carrying value at beginning of period	$514,013	513,355	514,013	456,418
Acquisitions and adjustments	—	658	—	57,595
Net carrying value at end of period	$514,013	514,013	514,013	514,013

The Company performed its annual goodwill impairment test during the third quarter of 2021 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2021 and December 31, 2020.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Carrying value at beginning of period	$8,976	1,618
Additions	3,996	8,298
Amortization	(1,327)	(940)
Carrying value at end of period	$11,645	8,976
Principal balances of loans serviced for others	$1,511,199	1,269,080
Fair value of servicing rights	$15,477	12,087

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Loans receivable	$108,717	90,183
Accrued interest receivable	603	410
Other assets	41,135	40,282
Total assets	$150,455	130,875
Liabilities
Other borrowed funds	$27,861	27,176
Accrued interest payable	174	53
Other liabilities	51	171
Total liabilities	$28,086	27,400

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $49,074,000 and $45,953,000 as of September 30, 2021 and December 31, 2020, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2021 and 2020. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at September 30, 2021 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2021	$7,237
2022	28,759
2023	26,446
2024	8,937
2025	300
Thereafter	1,178
Total	$72,857

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization expense	$1,604	1,936	6,330	5,766
Tax credits and other tax benefits recognized	2,983	2,608	9,260	7,771

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2021	December 31, 2020
State and local governments	$118,957	787,016
Corporate bonds	137,461	217,567
Residential mortgage-backed securities	773,204	—
Commercial mortgage-backed securities	11,317	—
Total	$1,040,939	1,004,583

The repurchase agreements are secured by debt securities with carrying values of $1,197,475,000 and $1,151,264,000 at September 30, 2021 and December 31, 2020, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the nine months ended September 30, 2021. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month LIBOR. At September 30, 2021 and December 31, 2020, the interest rate caps had a fair value of $553,000 and $201,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $126,000 and $84,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending September 30, 2021 and 2020 was as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount of gain (loss) recognized in OCI	$30	(76)	479	(532)

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2021 and December 31, 2020, loan commitments with interest rate lock commitments totaled $179,578,000 and $229,862,000, respectively. At September 30, 2021 and December 31, 2020, the fair value of the related derivatives on the interest rate lock commitments was $3,884,000 and $8,605,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At September 30, 2021 and December 31, 2020, TBA commitments were $154,000,000 and $206,000,000, respectively. At September 30, 2021 the fair value of the related derivatives on the TBA securities was $759,000 and was included in other assets with the corresponding changes recorded in gain on sale of loans. At and December 31, 2020, the fair value was $2,056,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Consulting and outside services	$3,003	4,050	7,918	8,604
Loan expenses	1,649	1,743	5,028	3,732
VIE amortization and other expenses	1,668	1,510	4,342	3,396
Telephone	1,330	1,314	4,044	3,865
Debit card expenses	1,469	1,414	3,761	3,704
Business development	1,360	1,139	3,230	3,110
Postage	894	851	2,729	2,479
Printing and supplies	840	877	2,453	2,704
Employee expenses	953	560	2,137	2,247
Mergers and acquisition expenses	472	792	1,654	7,311
Legal fees	283	206	1,075	1,025
Checking and operating expenses	307	355	1,061	1,263
Accounting and audit fees	172	455	865	1,453
(Gain) loss on dispositions of fixed assets	(65)	—	(1,463)	125
Other	985	1,203	3,092	3,076
Total other expenses	$15,320	16,469	41,926	48,094

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income (loss) before reclassifications	92,027	(397)	91,630
Reclassification adjustments for gains included in net income (loss)	(758)	—	(758)
Net current period other comprehensive income (loss)	91,269	(397)	90,872
Balance at September 30, 2020	$131,495	(397)	131,098
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(63,468)	359	(63,109)
Reclassification adjustments for gains and transfers included in net income	(650)	—	(650)
Reclassification adjustments for amortization included in net income for transferred securities	(1,672)	—	(1,672)
Net current period other comprehensive (loss) income	(65,790)	359	(65,431)
Balance at September 30, 2021	$77,653	6	77,659

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income available to common stockholders, basic and diluted	$75,619	77,757	234,048	184,540
Average outstanding shares - basic	95,510,772	95,411,656	95,494,211	94,704,198
Add: dilutive restricted stock units and stock options	75,430	30,920	79,308	43,696
Average outstanding shares - diluted	95,586,202	95,442,576	95,573,519	94,747,894
Basic earnings per share	$0.79	0.81	2.45	1.95
Diluted earnings per share	$0.79	0.81	2.45	1.95
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	—	93,253	—	78,605
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2021 and 2020.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2021.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $4,565,000 and net gains of $3,435,000 for the nine month periods ended September 30, 2021 and 2020, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$31,373	—	31,373	—
U.S. government sponsored enterprises	47,051	—	47,051	—
State and local governments	508,691	—	508,691	—
Corporate bonds	198,119	—	198,119	—
Residential mortgage-backed securities	5,491,345	—	5,491,345	—
Commercial mortgage-backed securities	1,114,001	—	1,114,001	—
Loans held for sale, at fair value	94,138	—	94,138	—
Interest rate caps	553	—	553	—
Interest rate locks	3,884	—	3,884	—
TBA hedge	759	—	759	—
Total assets measured at fair value on a recurring basis	$7,489,914	—	7,489,914	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$38,588	—	38,588	—
U.S. government sponsored enterprises	9,781	—	9,781	—
State and local governments	1,416,683	—	1,416,683	—
Corporate bonds	349,098	—	349,098	—
Residential mortgage-backed securities	2,289,090	—	2,289,090	—
Commercial mortgage-backed securities	1,234,574	—	1,234,574	—
Loans held for sale, at fair value	166,572	—	166,572	—
Interest rate caps	201	—	201	—
Interest rate locks	8,605	—	8,605	—
Total assets measured at fair value on a recurring basis	$5,513,192	—	5,513,192	—
TBA hedge	$2,056	—	2,056	—
Total liabilities measured at fair value on a recurring basis	$2,056	—	2,056	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2021.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	28,651	—	—	28,651

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$564	—	—	564
Collateral-dependent impaired loans, net of ACL	26,749	—	—	26,749
Total assets measured at fair value on a non-recurring basis	$27,313	—	—	27,313

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2021	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$21,090	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	7,561	Sales comparison approach	Selling costs	5.0% - 10.0% (5.1%)
			Adjustment to comparables	5.0% - 10.0% (5.5%)
$28,651

	Fair Value December 31, 2020	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$564	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)
Collateral-dependent loans, net of ACL	$144	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	25,309	Sales comparison approach	Selling Costs	10.0% - 10.0% (0.1%)
			Adjustment to comparables	0.0% - 100.0% (11.1%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	8.0% - 8.0% (8.0%)
$26,749
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended September 30, 2021.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$348,888	348,888	—	—
Debt securities, held-to-maturity	1,128,299	—	1,146,453	—
Loans receivable, net of ACL	11,140,282	—	—	11,352,711
Total financial assets	$12,617,469	348,888	1,146,453	11,352,711
Financial liabilities
Term deposits	$919,852	—	922,810	—
Repurchase agreements and other borrowed funds	1,074,610	—	1,074,610	—
Subordinated debentures	132,580	—	130,081	—
Total financial liabilities	$2,127,042	—	2,127,501	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$633,142	633,142	—	—
Debt securities, held-to-maturity	189,836	—	203,216	—
Loans receivable, net of ACL	10,964,453	—	—	11,233,002
Total financial assets	$11,787,431	633,142	203,216	11,233,002
Financial liabilities
Term deposits	$978,779	—	983,491	—
Repurchase agreements and other borrowed funds	1,037,651	—	1,037,651	—
Subordinated debentures	139,959	—	123,944	—
Total financial liabilities	$2,156,389	—	2,145,086	—

Note 14. Subsequent Events

On October 1, 2021, the Company acquired 100% percent of the outstanding common stock of Altabancorp and its wholly-owned subsidiary, Altabank, a community bank based in American Fork, Utah (collectively, “Alta”). Alta provides banking services to individuals and businesses in Utah with twenty-five banking offices from Preston, Idaho to St. George, Utah. The acquisition expanded the Company’s presence in Utah. As of September 30, 2021, Altabancorp had total assets of $3,647,728,000, gross loans of $1,901,181,000, and total deposits of $3,278,907,000. The preliminary value of the Alta acquisition is $839,852,000 and resulted in the Company issuing 15,173,480 shares of its common stock. The fair value of the Company shares issued was determined on the basis of the opening market price of the Company’s common stock on the October 1, 2021 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets will be recorded as goodwill. The initial accounting for the acquisition has not been completed because the information to measure the fair value of financial assets, financial liabilities and goodwill is not yet available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Operating results
Net income	$75,619	77,627	80,802	77,757	234,048	184,540
Basic earnings per share	$0.79	0.81	0.85	0.81	2.45	1.95
Diluted earnings per share	$0.79	0.81	0.85	0.81	2.45	1.95
Dividends declared per share	$0.32	0.32	0.31	0.30	0.95	0.88
Market value per share
Closing	$55.35	55.08	57.08	32.05	55.35	32.05
High	$56.84	63.05	67.35	38.13	67.35	46.54
Low	$48.62	52.99	44.55	30.05	44.55	26.66
Selected ratios and other data
Number of common stock shares outstanding	95,512,659	95,507,234	95,501,819	95,413,743	95,512,659	95,413,743
Average outstanding shares - basic	95,510,772	95,505,877	95,465,801	95,411,656	95,494,211	94,704,198
Average outstanding shares - diluted	95,586,202	95,580,904	95,546,922	95,442,576	95,573,519	94,747,894
Return on average assets (annualized)	1.43%	1.55%	1.73%	1.80%	1.57%	1.56%
Return on average equity (annualized)	12.49%	13.25%	14.12%	13.73%	13.27%	11.40%
Efficiency ratio	50.17%	49.92%	46.75%	48.05%	48.94%	49.83%
Dividend payout ratio	40.51%	39.51%	36.47%	37.04%	38.78%	45.13%
Loan to deposit ratio	65.06%	67.64%	70.72%	82.29%	65.06%	82.29%
Number of full time equivalent employees	2,978	2,987	2,994	2,946	2,978	2,946
Number of locations	194	194	193	193	194	193
Number of ATMs	250	250	250	250	250	250

The Company reported net income of $75.6 million for the current quarter, a decrease of $2.2 million, or 3 percent, from the $77.8 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.79 per share, a decrease of 2 percent from the prior year third quarter diluted earnings per share of $0.81. The decrease in third quarter earnings over the prior year was driven by a $21.6 million reduction in the gain on sale of residential mortgage loans due to record gains in the prior year.

Acquisition
On October 1, 2021, the Company acquired the outstanding common stock of Altabancorp, the parent company of Altabank, based in American Fork, Utah (collectively, “Alta”) and the largest community bank in Utah. Alta provides banking services to individuals and businesses in Utah with twenty-five banking offices from Preston, Idaho to St. George, Utah. As of September 30, 2021, Alta had total assets of $3.648 billion, total loans of $1.901 billion and total deposits of $3.279 billion. Upon closing of the transaction, Alta became the Company’s seventeenth Bank division.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020
Cash and cash equivalents	$348,888	921,207	633,142	769,879	(572,319)	(284,254)	(420,991)
Debt securities, available-for-sale	7,390,580	6,147,143	5,337,814	4,125,548	1,243,437	2,052,766	3,265,032
Debt securities, held-to-maturity	1,128,299	1,024,730	189,836	193,509	103,569	938,463	934,790
Total debt securities	8,518,879	7,171,873	5,527,650	4,319,057	1,347,006	2,991,229	4,199,822
Loans receivable
Residential real estate	781,538	734,838	802,508	862,614	46,700	(20,970)	(81,076)
Commercial real estate	6,912,569	6,584,322	6,315,895	6,201,817	328,247	596,674	710,752
Other commercial	2,598,616	2,932,419	3,054,817	3,593,322	(333,803)	(456,201)	(994,706)
Home equity	660,920	648,800	636,405	646,850	12,120	24,515	14,070
Other consumer	340,248	337,669	313,071	314,128	2,579	27,177	26,120
Loans receivable	11,293,891	11,238,048	11,122,696	11,618,731	55,843	171,195	(324,840)
Allowance for credit losses	(153,609)	(151,448)	(158,243)	(164,552)	(2,161)	4,634	10,943
Loans receivable, net	11,140,282	11,086,600	10,964,453	11,454,179	53,682	175,829	(313,897)
Other assets	1,305,970	1,308,353	1,378,961	1,382,952	(2,383)	(72,991)	(76,982)
Total assets	$21,314,019	20,488,033	18,504,206	17,926,067	825,986	2,809,813	3,387,952

Total debt securities of $8.519 billion at September 30, 2021 increased $1.347 billion, or 19 percent, during the current quarter and increased $4.200 billion, or 97 percent, from the prior year third quarter. The Company continues to selectively purchase debt securities with excess liquidity from the increase in core deposits and SBA forgiveness of PPP loans. Debt securities represented 40 percent of total assets at September 30, 2021 compared to 30 percent of total assets at December 30, 2020 and 24 percent of total assets at September 30, 2020.

The loan portfolio of $11.294 billion at September 30, 2021 increased $55.8 million, or 50 basis points, in the current quarter. Excluding the PPP loans, the loan portfolio increased $382 million, or 14 percent annualized, during the current quarter with the largest increase in commercial real estate which increased $328 million.

The loan portfolio decreased $325 million, or 3 percent, from the prior year third quarter. Excluding the PPP loans, the loan portfolio increased $755 million, or 7 percent, from the prior year third quarter with the largest increase in commercial real estate loans which increased $711 million, or 11 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020
Deposits
Non-interest bearing deposits	$6,632,402	6,307,794	5,454,539	5,479,311	324,608	1,177,863	1,153,091
NOW and DDA accounts	4,299,244	4,151,264	3,698,559	3,300,152	147,980	600,685	999,092
Savings accounts	2,502,268	2,346,129	2,000,174	1,864,143	156,139	502,094	638,125
Money market deposit accounts	3,123,425	2,990,021	2,627,336	2,557,294	133,404	496,089	566,131
Certificate accounts	919,852	939,563	978,779	979,857	(19,711)	(58,927)	(60,005)
Core deposits, total	17,477,191	16,734,771	14,759,387	14,180,757	742,420	2,717,804	3,296,434
Wholesale deposits	26,123	26,121	38,142	119,131	2	(12,019)	(93,008)
Deposits, total	17,503,314	16,760,892	14,797,529	14,299,888	742,422	2,705,785	3,203,426
Securities sold under agreements to repurchase	1,040,939	995,201	1,004,583	965,668	45,738	36,356	75,271
Federal Home Loan Bank advances	—	—	—	7,318	—	—	(7,318)
Other borrowed funds	33,671	33,556	33,068	32,967	115	603	704
Subordinated debentures	132,580	132,540	139,959	139,918	40	(7,379)	(7,338)
Other liabilities	215,899	211,889	222,026	225,219	4,010	(6,127)	(9,320)
Total liabilities	$18,926,403	18,134,078	16,197,165	15,670,978	792,325	2,729,238	3,255,425

Core deposits of $17.477 billion as of September 30, 2021 increased $742 million, or 18 percent annualized, from the prior quarter and increased $3.296 billion, or 23 percent, from the prior year third quarter. Non-interest bearing deposits of $6.632 billion as of September 30, 2021 increased $325 million, or 5 percent, from the prior quarter and increased $1.153 billion, or 21 percent, from the prior year third quarter. The unprecedented increase in deposits over the prior eighteen months resulted from a number of factors including the PPP loan proceeds deposited by customers, federal stimulus deposits and the increase in customer savings. Non-interest bearing deposits were 38 percent of total core deposits at September 30, 2021 compared to 37 percent of total core deposits at December 31, 2020 and 39 percent at September 30, 2020.

The low levels of borrowings, including wholesale deposits and Federal Home Loan Bank (“FHLB”) advances, reflected the significant increase in core deposits which funded the asset growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020
Common equity	$2,309,957	2,263,513	2,163,951	2,123,991	46,444	146,006	185,966
Accumulated other comprehensive income	77,659	90,442	143,090	131,098	(12,783)	(65,431)	(53,439)
Total stockholders’ equity	2,387,616	2,353,955	2,307,041	2,255,089	33,661	80,575	132,527
Goodwill and core deposit intangible, net	(562,058)	(564,546)	(569,522)	(572,134)	2,488	7,464	10,076
Tangible stockholders’ equity	$1,825,558	1,789,409	1,737,519	1,682,955	36,149	88,039	142,603

Stockholders’ equity to total assets	11.20%	11.49%	12.47%	12.58%
Tangible stockholders’ equity to total tangible assets	8.80%	8.98%	9.69%	9.70%
Book value per common share	$25.00	24.65	24.18	23.63	0.35	0.82	1.37
Tangible book value per common share	$19.11	18.74	18.21	17.64	0.37	0.90	1.47

Tangible stockholders’ equity of $1.826 billion at September 30, 2021 increased $36.1 million, or 2 percent, from the prior quarter and increased $143 million, or 8 percent, from the prior year third quarter and was due to earnings retention that more than offset the decrease in other comprehensive income. The current year decrease in both the stockholders’ equity to total assets ratio and the tangible stockholders’ equity to tangible assets was the result of the $2.991 billion increase in debt securities driven primarily by the significant influx of deposits during the current year. Tangible book value per common share of $19.11 at the current quarter end increased $0.37 per share, or 2 percent, from the prior quarter and increased $1.47 per share, or 8 percent, from a year ago.

Cash Dividend
On September 30, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share. The dividend was payable October 21, 2021 to shareholders of record on October 12, 2021. The dividend was the 146th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2021
Compared to June 30, 2021, March 31, 2021, and September 30, 2020

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Sep 30, 2020	Jun 30, 2021	Mar 31, 2021	Sep 30, 2020
Net interest income
Interest income	$166,741	159,956	161,552	157,487	6,785	5,189	9,254
Interest expense	4,128	4,487	4,740	6,084	(359)	(612)	(1,956)
Total net interest income	162,613	155,469	156,812	151,403	7,144	5,801	11,210
Non-interest income
Service charges and other fees	15,154	13,795	12,792	13,404	1,359	2,362	1,750
Miscellaneous loan fees and charges	2,592	2,923	2,778	2,084	(331)	(186)	508
Gain on sale of loans	13,902	16,106	21,624	35,516	(2,204)	(7,722)	(21,614)
(Loss) gain on sale of investments	(168)	(61)	284	24	(107)	(452)	(192)
Other income	3,335	2,759	2,643	2,639	576	692	696
Total non-interest income	34,815	35,522	40,121	53,667	(707)	(5,306)	(18,852)
Total income	$197,428	190,991	196,933	205,070	6,437	495	(7,642)
Net interest margin (tax-equivalent)	3.39%	3.44%	3.74%	3.92%

Net Interest Income
The current quarter net interest income of $163 million increased $7.1 million, or 5 percent, over the prior quarter and increased $11.2 million, or 7 percent, from the prior year third quarter. The current quarter interest income of $167 million increased $6.8 million, or 4 percent, compared to the prior quarter and increased $9.3 million, or 6 percent, over the prior year third quarter due to an increase in interest income from the PPP loans and debt securities. The interest income (which included deferred fees and deferred costs) from the PPP loans was $12.9 million in the current quarter and $10.3 million in the prior quarter and $9.3 million in the prior year third quarter. Excluding the PPP loans, net interest income was $150 million in the current quarter compared to $145 million in the prior quarter and $142 million in the prior year third quarter.

The current quarter interest expense of $4.1 million decreased $359 thousand, or 8 percent, over the prior quarter and decreased $2.0 million, or 32 percent, over the prior year third quarter primarily as result of a decrease in deposit rates. During the current quarter, the total cost of funding (including non-interest bearing deposits) of 9 basis points declined 1 basis points from the prior quarter and declined 7 basis points from the prior year third quarter with both decreases driven by a decrease in rates in deposits and borrowings.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.39 percent compared to 3.44 percent in the prior quarter and 3.92 in the prior year third quarter. The core net interest margin, excluding 2 basis points of discount accretion, 2 basis point from non-accrual interest and 18 basis points increase from the PPP loans, was 3.17 percent compared to 3.33 in the prior quarter and 4.02 percent in the prior year third quarter. The core net interest margin decreased 16 basis points in the current quarter and decreased 85 basis points from the prior third quarter due to a decrease in earning asset yields. Earning asset yields have decreased due to the combined impact of the significant increase in the debt securities and the lower yields on both core loans and debt securities. Debt securities comprised 42.5 percent of the earning assets during the current quarter compared to 39.4 percent in the prior quarter and 26.5 percent in the prior year third quarter.

Non-interest Income
Non-interest income for the current quarter totaled $34.8 million which was a decrease of $707 thousand, or 2 percent, over the prior quarter and a decrease of $18.9 million, or 35 percent, over the same quarter last year. Service charges and other fees increased $1.4 million from the prior quarter and increased $1.8 million from the prior year third quarter as a result of increased customer accounts and transaction activity.

Gain on the sale of loans of $13.9 million for the current quarter decreased $2.2 million, or 14 percent, compared to the prior quarter and decreased $21.6 million, or 61 percent, from the prior year third quarter. The current quarter mortgage activity was lower than prior periods, but still remained at historically strong levels.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Sep 30, 2020	Jun 30, 2021	Mar 31, 2021	Sep 30, 2020
Compensation and employee benefits	$66,364	64,109	62,468	64,866	2,255	3,896	1,498
Occupancy and equipment	9,412	9,208	9,515	9,369	204	(103)	43
Advertising and promotions	3,236	2,906	2,371	2,779	330	865	457
Data processing	5,135	5,661	5,206	5,597	(526)	(71)	(462)
Other real estate owned	142	48	12	186	94	130	(44)
Regulatory assessments and insurance	2,011	1,702	1,879	1,495	309	132	516
Core deposit intangibles amortization	2,488	2,488	2,488	2,612	—	—	(124)
Other expenses	15,320	13,960	12,646	16,469	1,360	2,674	(1,149)
Total non-interest expense	$104,108	100,082	96,585	103,373	4,026	7,523	735

Total non-interest expense of $104 million for the current quarter increased $4.0 million, or 4 percent, over the prior quarter and increased $735 thousand, or 71 basis points, over the prior year third quarter. Compensation and employee benefits increased $2.3 million, or 4 percent, from the prior quarter and increased $1.5 million from the prior year third quarter.

Other expenses of $15.3 million, increased $1.4 million, or 10 percent, from the prior quarter and decreased $1.1 million, or 7 percent, from the prior year third quarter. Current quarter other expenses included acquisition-related expenses of $472 thousand compared to $1.1 million in the prior quarter and $793 thousand in the prior year third quarter.

Efficiency Ratio
The efficiency ratio was 50.17 percent in the current quarter and 49.92 percent in the prior quarter and 48.05 in the prior year third quarter. Excluding the impact from the PPP loans, the efficiency ratio would have been 53.59 percent in the current quarter compared to 53.53 percent in the prior quarter. Excluding the impact of PPP loans, the current quarter efficiency ratio was an increase of 308 basis points from the prior year third quarter efficiency ratio of 50.51 percent which was primarily driven by the decrease in the gain on sale of loans in the current quarter.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2021	$2,313	$152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%
Fourth quarter 2019	—	1,045	1.31%	0.24%	0.27%

The current quarter provision for credit loss expense for loans was $2.3 million which was an increase of $8.0 million from the prior quarter provision for credit loss benefit of $5.7 million and a $556 thousand decrease from the prior year third quarter provision for credit loss expense of $2.9 million. The increase in provision for credit losses for loans in the current quarter compared to the prior quarter was primarily driven by organic loan growth in the current quarter.

Net charge-offs for the current quarter were $152 thousand compared to net recoveries of $725 thousand for the prior quarter and net charge-offs $826 thousand from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months Ended September 30, 2021
Compared to September 30, 2020

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2021	Sep 30, 2020	$ Change	% Change
Net interest income
Interest income	$488,249	455,756	32,493	7%
Interest expense	13,355	21,765	(8,410)	(39)%
Total net interest income	474,894	433,991	40,903	9%
Non-interest income
Service charges and other fees	41,741	38,790	2,951	8%
Miscellaneous loan fees and charges	8,293	5,051	3,242	64%
Gain on sale of loans	51,632	73,236	(21,604)	(29)%
Gain on sale of debt securities	55	1,015	(960)	(95)%
Other income	8,737	10,071	(1,334)	(13)%
Total non-interest income	110,458	128,163	(17,705)	(14)%
Total income	$585,352	562,154	23,198	4%
Net interest margin (tax-equivalent)	3.52%	4.12%

Net Interest Income
Net-interest income of $475 million for the first nine months of 2021 increased $40.9 million, or 9 percent, over the same period in 2020. Interest income of $488 million for the first nine months of the current year increased $32.5 million, or 7 percent, from the prior year and was primarily attributable to a $25.4 million increase in income from commercial loans, including $20.1 million from the PPP loans. Additionally, interest income on debt securities increased $14.2 million, or 20 percent, over the prior year which resulted from the increased volume of debt securities. Interest expense of $13.4 million for the first nine months of 2021 decreased $8.4 million, or 39 percent over the prior year primarily as a result of a decrease in the cost of deposits. The total funding cost (including non-interest bearing deposits) for the first nine months of 2021 was 10 basis points, which decreased 12 basis points compared to 22 basis points in first nine months of 2020.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first nine months of 2021 was 3.52 percent, a 60 basis points decrease from the net interest margin of 4.12 percent for the same period in the prior year. The core net interest margin, excluding 3 basis points of discount accretion, 1 basis point of non-accrual interest and 13 basis points increase from the PPP loans, was 3.35 which was an 85 basis point decrease from the core margin of 4.20 percent in the prior year. Although the Company was successful in reducing the total cost of funding, it was not enough to outpace the lower yields on core loans and debt securities driven by the current interest rate environment and the shift in the earning asset mix to lower yielding debt securities.

Non-interest Income
Non-interest income of $110 million for the first nine months of 2021 decreased $17.7 million, or 14 percent, over the same period last year. Service charges and other fees of $41.7 million for the first nine months of 2021 increased $3.0 million, or 8 percent, from prior year as a result of additional fees from increased customer accounts and transaction activity. Miscellaneous loan fees and charges of $8.3 million increased $3.2 million, or 64 percent, driven by increases in loan servicing income and credit card interchange fees due to increased activity. Gain on the sale of loans of $51.6 million for the first nine months of 2021 decreased $21.6 million, or 29 percent, compared to the same period last year which was the result of the anticipated slowing of purchase and refinance activity after the historically high levels in the prior year. Other income of $8.7 million decreased $1.3 million from the prior year and was primarily the result of a gain of $2.4 million on the sale of a former branch building in the first quarter of 2020.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2021	Sep 30, 2020	$ Change	% Change
Compensation and employee benefits	$192,941	$182,507	$10,434	6%
Occupancy and equipment	28,135	27,945	190	1%
Advertising and promotions	8,513	7,404	1,109	15%
Data processing	16,002	15,921	81	1%
Other real estate owned	202	373	(171)	(46)%
Regulatory assessments and insurance	5,592	3,622	1,970	54%
Core deposit intangibles amortization	7,464	7,758	(294)	(4)%
Other expenses	41,926	48,094	(6,168)	(13)%
Total non-interest expense	$300,775	$293,624	$7,151	2%
Total non-interest expense of $301 million for the first nine months of 2021 increased $7.2 million, or 2 percent, over the prior year same period. Compensation and employee benefits for the first nine months of 2021 increased $10.4 million, or 6 percent, from last year due to the increased number of employees from organic growth, increased performance-related compensation and annual salary increases. Advertising and promotions for the first nine months of 2021 increased $1.1 million, or 15 percent, from the prior year. Regulatory assessment and insurance for the first nine months of 2021 increased $2.0 million from the prior year same period primarily as a result of the State of Montana waiving the first semi-annual regulatory assessment of 2020 and Small Bank assessment credits applied by the FDIC in the first quarter of 2020. Other expenses of $41.9 million, decreased $6.2 million, or 13 percent, from the prior year, primarily from a decrease in acquisition-related expenses. Acquisition-related expenses were $1.7 million in the current year compared to $7.3 million in the prior year.

Efficiency Ratio
The efficiency ratio was 48.94 percent for the first nine months of 2021 compared to 49.83 percent for the same period last year. Excluding the impact from the PPP loans, the efficiency ratio was 53.34 in 2021 compared to 53.30 in 2020.

Provision for Credit Losses
The provision for credit loss benefit was $4.9 million for the first nine months of 2021, including provision for credit loss benefit of $2.9 million on the loan portfolio and credit loss benefit of $2.0 million on unfunded loan commitments. The provision for credit loss benefit of $2.9 million on the loan portfolio in the current year decreased $42.1 million over the provision for credit loss expense of $39.2 million in the prior year which was primarily attributable to changes in the economic forecast related to COVID-19. Net charge-offs during the current year were $1.7 million compared to $2.9 million during the prior year.

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

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$31,373	1%	$38,588	1%	$40,140	1%
U.S. government sponsored enterprises	47,051	1%	9,781	1%	9,825	1%
State and local governments	508,691	6%	1,416,683	26%	1,275,376	29%
Corporate bonds	198,119	2%	349,098	6%	361,024	8%
Residential mortgage-backed securities	5,491,345	64%	2,289,090	41%	1,275,858	30%
Commercial mortgage-backed securities	1,114,001	13%	1,234,574	22%	1,163,325	26%
Total available-for-sale	7,390,580	87%	5,337,814	97%	4,125,548	95%
Held-to-maturity
State and local governments	1,128,299	13%	189,836	3%	193,509	5%
Total held-to-maturity	1,128,299	13%	189,836	3%	193,509	5%
Total debt securities	$8,518,879	100%	$5,527,650	100%	$4,319,057	100%

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

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$389,559	398,464	385,773	420,646
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,122,979	1,156,558	1,015,634	1,080,972
S&P: A+, A, A- / Moody’s: A1, A2, A3	87,099	92,155	101,494	109,504
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	92	95	3,217	3,230
Not rated by either entity	7,686	7,872	5,481	5,547
Below investment grade	—	—	—	—
Total	$1,607,415	1,655,144	1,511,599	1,619,899

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$604,104	636,992	625,660	672,610
General obligation - limited	110,796	115,556	121,886	129,250
Revenue	876,246	885,218	745,908	798,188
Certificate of participation	12,515	13,501	14,098	15,636
Other	3,754	3,877	4,047	4,215
Total	$1,607,415	1,655,144	1,511,599	1,619,899

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$252,005	254,874	235,036	254,976
Texas	138,057	141,867	143,421	154,511
Michigan	133,529	138,607	139,836	148,544
California	151,512	161,174	148,564	166,311
Washington	111,987	116,269	99,699	106,012
All other states	820,325	842,353	745,043	789,545
Total	$1,607,415	1,655,144	1,511,599	1,619,899

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2021. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$1,719	1.57%	$10,544	1.46%	$19,110	1.43%	$—	—%	$31,373	1.45%
U.S. government sponsored enterprises	1,507	0.96%	265	0.93%	45,279	1.08%	—	—%	—	—%	47,051	1.08%
State and local governments	5,983	2.10%	61,729	2.61%	199,196	3.63%	241,783	3.20%	—	—%	508,691	3.28%
Corporate bonds	61,387	3.28%	131,623	3.25%	4,066	4.00%	1,043	0.46%	—	—%	198,119	3.26%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	5,491,345	0.97%	5,491,345	0.97%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,114,001	2.33%	1,114,001	2.33%
Total available-for-sale	68,877	3.13%	195,336	3.03%	259,085	3.08%	261,936	3.05%	6,605,346	1.19%	7,390,580	1.38%
Held-to-maturity
State and local governments	1,529	2.29%	27,382	2.46%	89,010	2.64%	1,010,378	2.78%	—	—%	1,128,299	2.76%
Total held-to-maturity	1,529	2.29%	27,382	2.46%	89,010	2.64%	1,010,378	2.78%	—	—%	1,128,299	2.76%
Total debt securities	$70,406	3.11%	$222,718	2.96%	$348,095	2.96%	$1,272,314	2.84%	$6,605,346	1.19%	$8,518,879	1.56%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2021, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at September 30, 2021.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of September 30, 2021, the Company determined that none of such securities were impaired.

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

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$781,538	7%	$802,508	7%	$862,614	8%
Commercial real estate	6,912,569	62%	6,315,895	58%	6,201,817	54%
Other commercial	2,598,616	23%	3,054,817	28%	3,593,322	31%
Home equity	660,920	6%	636,405	6%	646,850	6%
Other consumer	340,248	3%	313,071	3%	314,128	3%
Loans receivable	11,293,891	101%	11,122,696	102%	11,618,731	102%
Allowance for credit losses	(153,609)	(1)%	(158,243)	(2)%	(164,552)	(2)%
Loans receivable, net	$11,140,282	100%	$10,964,453	100%	$11,454,179	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Other real estate owned and foreclosed assets	$106	771	1,744	5,361
Accruing loans 90 days or more past due
Residential real estate	52	338	934	217
Commercial real estate	2,785	2,349	231	1,426
Other commercial	2,083	1,234	293	1,102
Home equity	98	155	135	80
Other consumer	154	144	132	127
Total	5,172	4,220	1,725	2,952
Non-accrual loans
Residential real estate	2,465	3,183	3,403	3,488
Commercial real estate	10,618	11,110	15,817	18,298
Other commercial	29,794	30,507	9,509	11,371
Home equity	2,457	2,667	2,713	2,891
Other consumer	567	583	522	302
Total	45,901	48,050	31,964	36,350
Total non-performing assets	$51,179	53,041	35,433	44,663
Non-performing assets as a percentage of subsidiary assets	0.24%	0.26%	0.19%	0.25%
ACL as a percentage of non-performing loans	301%	290%	470%	419%
Accruing loans 30-89 days past due	$26,002	12,076	22,721	17,631
Accruing troubled debt restructurings	$36,666	37,667	42,003	39,999
Non-accrual troubled debt restructurings	$2,820	3,179	3,507	7,579
U.S. government guarantees included in non-performing assets	$4,116	4,186	3,011	4,411
Interest income [1]	$1,657	1,144	1,545	1,296
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $51.2 million at September 30, 2021 decreased $1.9 million, or 4 percent, over the prior quarter. Non-performing assets increased $6.5 million, or 15 percent, over the prior year third quarter. Non-performing assets as a percentage of subsidiary assets at September 30, 2021 was 0.24 percent compared to 0.26 percent in the prior quarter and 0.25 percent in the prior year third quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $26.0 million at September 30, 2021 increased $13.9 million from the prior quarter with a large portion of the increase primarily isolated to one credit relationship. Early stage delinquencies increased $8.4 million from the prior year third quarter. Early stage delinquencies as a percentage of loans at September 30, 2021 was 0.23 percent, which was an increase of 12 basis points from prior quarter and an 8 basis points increase from prior year third quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $39.5 million and $45.5 million at September 30, 2021 and December 31, 2020, respectively.

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

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2021 was $1.6 million. The fair value of the loan collateral acquired in foreclosure during 2021 was $1.5 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Balance at beginning of period	$1,744	1,744	5,142	5,142
Acquisitions	—	—	307	307
Additions	1,481	1,459	2,076	2,062
Capital improvements	—	—	145	141
Write-downs	(120)	—	(451)	(189)
Sales	(2,999)	(2,432)	(5,475)	(2,102)
Balance at end of period	$106	771	1,744	5,361

PPP Loans

	Three Months ended			Nine Months ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2021	September 30, 2020
PPP interest income	$12,894	10,328	13,523	36,745	16,646
Deferred compensation on originating PPP loans	—	1,522	5,213	6,735	8,850
Total PPP income impact	$12,894	11,850	18,736	43,480	25,496

(Dollars in thousands)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
PPP Round 1 loans	$56,048	176,498	909,173	1,448,417
PPP Round 2 loans	312,865	518,107	—	—
Total PPP loans	$368,913	694,605	909,173	1,448,417

Net remaining fees - Round 1	$485	1,313	17,605	36,099
Net remaining fees - Round 2	12,501	22,694	—	—
Total net remaining fees	$12,986	24,007	17,605	36,099

The United States Small Business Administration (”SBA”) Round 2 PPP program ended in early May after the available funds were fully drawn upon. During the first half of 2021, the Company originated $555 million of Round 2 PPP loans which generated $33.2 million of SBA deferred processing fees and $6.7 million of deferred compensation costs for total net deferred fees of $26.5 million.

During the current year, the SBA processing fees received on Round 2 averaged 5.99 percent which compared to the average of 3.75 percent received on Round 1 in the prior year. The increase in the fee percentage received on Round 2 was the result of an increase in the number of smaller loans which receive a higher percentage fee.

The Company received $327 million in PPP loan forgiveness during the current quarter and received $1.103 billion in the first nine months of 2021. As of September 30, 2021, the Company had $56 million, or 4 percent of the $1.472 billion of Round 1 PPP loans originated in the prior year and had $313 million, or 56 percent of the $555 million of Round 2 PPP loans originated in the current year.

The Company recognized $12.9 million of interest income (including deferred fees and costs) from the Round 1 and Round 2 PPP loans in the current quarter. The income recognized in the current quarter included $10.5 million acceleration of net deferred fees in interest income resulting from the SBA forgiveness of loans. Net deferred fees remaining on the balance of the PPP loans at September 30, 2021 were $13.0 million, which will be recognized into interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

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

The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2021			December 31, 2020			September 30, 2020
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$11,859	8%	7%	$9,604	6%	7%	$9,805	6%	7%
Commercial real estate	100,038	65%	62%	86,999	55%	57%	94,397	57%	53%
Other commercial	28,845	19%	23%	49,133	31%	27%	48,753	30%	31%
Home equity	7,865	5%	5%	8,182	5%	6%	7,430	5%	6%
Other consumer	5,002	3%	3%	4,325	3%	3%	4,167	2%	3%
Total	$153,609	100%	100%	$158,243	100%	100%	$164,552	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Balance at beginning of period	$158,243	158,243	124,490	124,490
Impact of adopting CECL	—	—	3,720	3,720
Acquisitions	—	—	49	49
Provision for credit losses	(2,921)	(5,234)	37,637	39,165
Charge-offs
Residential real estate	(38)	(38)	(21)	(21)
Commercial real estate	(203)	(41)	(3,497)	(625)
Other commercial	(3,790)	(3,113)	(4,860)	(3,471)
Home equity	(45)	(45)	(384)	(293)
Other consumer	(4,490)	(2,709)	(5,046)	(3,455)
Total charge-offs	(8,566)	(5,946)	(13,808)	(7,865)
Recoveries
Residential real estate	288	275	61	54
Commercial real estate	1,579	907	1,094	860
Other commercial	2,407	1,547	1,811	1,496
Home equity	219	67	256	246
Other consumer	2,360	1,589	2,933	2,337
Total recoveries	6,853	4,385	6,155	4,993
Net charge-offs	(1,713)	(1,561)	(7,653)	(2,872)
Balance at end of period	$153,609	151,448	158,243	164,552
ACL as a percentage of total loans	1.36%	1.35%	1.42%	1.42%
Net charge-offs as a percentage of total loans	0.02%	0.01%	0.07%	0.03%

The current quarter provision for credit loss expense for loans was $2.3 million which was an increase of $8.0 million from the prior quarter provision for credit loss benefit of $5.7 million and a $556 thousand decrease from the prior year third quarter provision for credit loss expense of $2.9 million. The increase in provision for credit losses for loans in the current quarter compared to the prior quarter was primarily driven by organic loan growth in the current quarter.

The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at September 30, 2021 was 1.36 percent which was a 1 basis point increase compared to the prior quarter and a 6 basis point decrease from the prior year third quarter. Excluding the PPP loans, the ACL as percentage of loans was 1.40 percent compared to 1.43 percent in the prior quarter and 1.62 percent in the prior year third quarter. The Company’s ACL of $154 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2021 and 2020, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020
Custom and owner occupied construction	$170,489	$158,405	$157,529	$166,195	8%	8%	3%
Pre-sold and spec construction	188,668	163,740	148,845	157,242	15%	27%	20%
Total residential construction	359,157	322,145	306,374	323,437	11%	17%	11%
Land development	151,640	111,736	102,930	96,814	36%	47%	57%
Consumer land or lots	143,977	138,292	123,747	122,019	4%	16%	18%
Unimproved land	68,805	63,469	59,500	64,770	8%	16%	6%
Developed lots for operative builders	33,487	27,143	30,449	30,871	23%	10%	8%
Commercial lots	76,382	64,664	60,499	62,445	18%	26%	22%
Other construction	562,223	554,548	555,375	537,105	1%	1%	5%
Total land, lot, and other construction	1,036,514	959,852	932,500	914,024	8%	11%	13%
Owner occupied	2,069,551	2,019,860	1,945,686	1,889,512	2%	6%	10%
Non-owner occupied	2,561,777	2,436,672	2,290,512	2,259,062	5%	12%	13%
Total commercial real estate	4,631,328	4,456,532	4,236,198	4,148,574	4%	9%	12%
Commercial and industrial	1,407,353	1,654,237	1,850,197	2,308,710	(15)%	(24)%	(39)%
Agriculture	748,548	746,678	721,490	747,145	—%	4%	—%
1st lien	1,159,265	1,105,579	1,228,867	1,256,111	5%	(6)%	(8)%
Junior lien	36,942	38,029	41,641	43,355	(3)%	(11)%	(15)%
Total 1-4 family	1,196,207	1,143,608	1,270,508	1,299,466	5%	(6)%	(8)%
Multifamily residential	373,022	398,499	391,895	359,030	(6)%	(5)%	4%
Home equity lines of credit	709,828	693,135	657,626	651,546	2%	8%	9%
Other consumer	198,763	201,336	190,186	191,761	(1)%	5%	4%
Total consumer	908,591	894,471	847,812	843,307	2%	7%	8%
States and political subdivisions	612,882	631,199	575,647	617,624	(3)%	6%	(1)%
Other	114,427	129,237	156,647	205,351	(11)%	(27)%	(44)%
Total loans receivable, including loans held for sale	11,388,029	11,336,458	11,289,268	11,766,668	—%	1%	(3)%
Less loans held for sale [1]	(94,138)	(98,410)	(166,572)	(147,937)	(4)%	(43)%	(36)%
Total loans receivable	$11,293,891	$11,238,048	$11,122,696	$11,618,731	—%	2%	(3)%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Sep 30, 2021	Sep 30, 2021	Sep 30, 2021
Custom and owner occupied construction	$240	243	247	249	240	—	—
Pre-sold and spec construction	—	—	—	—	—	—	—
Total residential construction	240	243	247	249	240	—	—
Land development	31	279	342	450	31	—	—
Consumer land or lots	186	190	201	223	186	—	—
Unimproved land	166	178	294	417	166	—	—
Developed lots for operative builders	—	—	—	—	—	—	—
Commercial lots	—	368	368	682	—	—	—
Other construction	276	—	—	—	276	—	—
Total land, lot and other construction	659	1,015	1,205	1,772	659	—	—
Owner occupied	3,323	3,747	6,725	9,077	3,323	—	—
Non-owner occupied	2,089	1,892	4,796	4,879	1,716	373	—
Total commercial real estate	5,412	5,639	11,521	13,956	5,039	373	—
Commercial and industrial	5,621	6,046	6,689	8,571	5,444	177	—
Agriculture	32,712	31,742	6,313	8,972	28,412	4,300	—
1st lien	3,178	4,186	5,353	6,559	3,091	87	—
Junior lien	166	272	301	986	166	—	—
Total 1-4 family	3,344	4,458	5,654	7,545	3,257	87	—
Multifamily residential	—	—	—	—	—	—	—
Home equity lines of credit	2,393	2,653	2,939	2,903	2,224	81	88
Other consumer	539	542	572	407	392	129	18
Total consumer	2,932	3,195	3,511	3,310	2,616	210	106
States and political subdivisions	—	—	—	—	—	—	—
Other	259	703	293	288	234	25	—
Total	$51,179	53,041	35,433	44,663	45,901	5,172	106

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020
Custom and owner occupied construction	$892	$—	$788	$448	n/m	13%	99%
Pre-sold and spec construction	325	70	—	—	364%	n/m	n/m
Total residential construction	1,217	70	788	448	1,639%	54%	172%
Land development	276	—	202	—	n/m	37%	n/m
Consumer land or lots	325	—	71	220	n/m	358%	48%
Unimproved land	181	307	357	381	(41)%	(49)%	(52)%
Developed lots for operative builders	59	—	306	—	n/m	(81)%	n/m
Other construction	12,884	—	—	—	n/m	n/m	n/m
Total land, lot and other construction	13,725	307	936	601	4,371%	1,366%	2,184%
Owner occupied	1,933	2,243	3,432	3,163	(14)%	(44)%	(39)%
Non-owner occupied	443	574	149	1,157	(23)%	197%	(62)%
Total commercial real estate	2,376	2,817	3,581	4,320	(16)%	(34)%	(45)%
Commercial and industrial	1,581	2,947	1,814	2,354	(46)%	(13)%	(33)%
Agriculture	1,032	837	1,553	2,795	23%	(34)%	(63)%
1st lien	350	736	6,677	2,589	(52)%	(95)%	(86)%
Junior lien	167	106	55	738	58%	204%	(77)%
Total 1-4 family	517	842	6,732	3,327	(39)%	(92)%	(84)%
Home equity lines of credit	3,023	1,942	2,840	2,200	56%	6%	37%
Other consumer	1,361	919	1,054	789	48%	29%	72%
Total consumer	4,384	2,861	3,894	2,989	53%	13%	47%
States and political subdivisions	—	—	2,358	—	n/m	(100)%	n/m
Other	1,170	1,395	1,065	797	(16)%	10%	47%
Total	$26,002	$12,076	$22,721	$17,631	115%	14%	47%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Dec 31, 2020	Sep 30, 2020	Sep 30, 2021	Sep 30, 2021
Custom and owner occupied construction	$—	—	(9)	(9)	—	—
Pre-sold and spec construction	(12)	(8)	(24)	(19)	—	12
Total residential construction	(12)	(8)	(33)	(28)	—	12
Land development	(163)	(77)	(106)	(63)	—	163
Consumer land or lots	(164)	(164)	(221)	(217)	3	167
Unimproved land	(241)	(21)	(489)	(489)	—	241
Commercial lots	—	—	(55)	(5)	—	—
Total land, lot and other construction	(568)	(262)	(871)	(774)	3	571
Owner occupied	(410)	(70)	(168)	(82)	41	451
Non-owner occupied	(356)	(503)	3,030	246	148	504
Total commercial real estate	(766)	(573)	2,862	164	189	955
Commercial and industrial	(87)	(218)	1,533	740	481	568
Agriculture	—	(6)	337	309	12	12
1st lien	(250)	(237)	69	(27)	42	292
Junior lien	(511)	(475)	(211)	(169)	—	511
Total 1-4 family	(761)	(712)	(142)	(196)	42	803
Multifamily residential	(40)	(40)	(244)	(244)	—	40
Home equity lines of credit	(601)	(23)	101	79	41	642
Other consumer	145	74	307	233	369	224
Total consumer	(456)	51	408	312	410	866
Other	4,403	3,329	3,803	2,589	7,429	3,026
Total	$1,713	1,561	7,653	2,872	8,566	6,853

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

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing deposit accounts and interest bearing deposit accounts such as NOW, DDA, savings, money market deposits, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. Wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposits and certificate accounts. The Company’s deposits are summarized below:

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,632,402	38%	$5,454,539	37%	$5,479,311	38%
NOW and DDA accounts	4,299,244	25%	3,698,559	25%	3,300,152	23%
Savings accounts	2,502,268	14%	2,000,174	13%	1,864,143	13%
Money market deposit accounts	3,123,425	18%	2,627,336	18%	2,557,294	18%
Certificate accounts	919,852	5%	978,779	7%	979,857	7%
Wholesale deposits	26,123	—%	38,142	—%	119,131	1%
Total interest bearing deposits	10,870,912	62%	9,342,990	63%	8,820,577	62%
Total deposits	$17,503,314	100%	$14,797,529	100%	$14,299,888	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2021	December 31, 2020
Repurchase agreements
Amount outstanding at end of period	$1,040,939	1,004,583
Weighted interest rate on outstanding amount	0.19%	0.33%
Maximum outstanding at any month-end	$1,040,939	1,004,583
Average balance	$988,092	783,100
Weighted-average interest rate	0.25%	0.46%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2021. The subordinated debentures outstanding as of September 30, 2021 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2021 and determined its ACL of $14.1 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
FHLB advances
Borrowing capacity	$2,822,024	2,446,759
Amount utilized	—	—
Letters of credit	(1,631)	(1,498)
Amount available	$2,820,393	2,445,261
FRB discount window
Borrowing capacity	$1,422,290	1,269,778
Amount utilized	—	—
Amount available	$1,422,290	1,269,778
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$31,373	38,588
U.S. government sponsored enterprises	47,051	9,781
State and local governments	656,611	185,680
Corporate bonds	39,986	99,764
Residential mortgage-backed securities	4,261,048	1,994,927
Commercial mortgage-backed securities	922,366	1,028,944
Total unencumbered debt securities	$5,958,435	3,357,684

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 95,512,659 have been issued as of September 30, 2021. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2021. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2021, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2021:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	13.32%	12.32%	12.32%	8.75%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
Income Before Income Taxes	$289,457	227,230
Federal and state income tax expense	55,409	42,690
Net Income	$234,048	184,540
Effective tax rate [1]	19.1%	18.8%
Income from tax-exempt debt securities, municipal loans and leases	$51,377	45,378
Benefits from federal income tax credits	$9,260	9,626
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $16.2 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2021	$6,617	10,049	727	17,393
2022	5,969	12,926	664	19,559
2023	5,373	15,652	631	21,656
2024	3,636	15,878	594	20,108
2025	1,890	15,760	451	18,101
Thereafter	2,340	69,545	452	72,337
	$25,825	139,810	3,519	169,154

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2021			September 30, 2021
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$817,150	$9,885	4.84%	$844,945	$29,572	4.67%
Commercial loans [1]	9,468,440	116,963	4.90%	9,467,329	344,117	4.86%
Consumer and other loans	974,582	10,971	4.47%	963,002	32,386	4.50%
Total loans [2]	11,260,172	137,819	4.86%	11,275,276	406,075	4.82%
Tax-exempt investment securities [3]	1,548,447	14,711	3.80%	1,547,429	44,162	3.81%
Taxable investment securities [4]	6,767,418	18,896	1.12%	5,771,573	51,998	1.20%
Total earning assets	19,576,037	171,426	3.47%	18,594,278	502,235	3.61%
Goodwill and intangibles	563,257			565,724
Non-earning assets	803,226			816,982
Total assets	$20,942,520			$19,976,984
Liabilities
Non-interest bearing deposits	$6,505,530	$—	—%	$6,069,326	$—	—%
NOW and DDA accounts	4,261,648	597	0.06%	4,057,019	1,768	0.06%
Savings accounts	2,440,332	146	0.02%	2,277,335	425	0.02%
Money market deposit accounts	3,041,634	814	0.11%	2,895,362	2,540	0.12%
Certificate accounts	928,165	1,036	0.44%	951,655	3,640	0.51%
Total core deposits	17,177,309	2,593	0.06%	16,250,697	8,373	0.07%
Wholesale deposits [5]	26,117	16	0.24%	32,787	55	0.22%
Repurchase agreements	988,283	495	0.20%	988,092	1,835	0.25%
Subordinated debentures and other borrowed funds	166,151	1,024	2.44%	165,996	3,092	2.49%
Total interest bearing liabilities	18,357,860	4,128	0.09%	17,437,572	13,355	0.10%
Other liabilities	182,573			181,640
Total liabilities	18,540,433			17,619,212
Stockholders’ Equity
Common stock	955			955
Paid-in capital	1,497,107			1,496,051
Retained earnings	805,253			757,666
Accumulated other comprehensive income	98,772			103,100
Total stockholders’ equity	2,402,087			2,357,772
Total liabilities and stockholders’ equity	$20,942,520			$19,976,984
Net interest income (tax-equivalent)		$167,298			$488,880
Net interest spread (tax-equivalent)			3.38%			3.51%
Net interest margin (tax-equivalent)			3.39%			3.52%
______________________________
1Includes tax effect of $1.4 million and $4.2 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2021, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.0 million and $9.0 million on tax-exempt debt securities income for the three and nine months ended September 30, 2021, respectively.
4Includes tax effect of $255 thousand and $766 thousand on federal income tax credits for the three and nine months ended September 30, 2021, respectively.
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

	Nine Months ended
	2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$(5,844)	200	(5,644)
Commercial loans (tax-equivalent)	19,187	6,495	25,682
Consumer and other loans	431	(1,816)	(1,385)
Investment securities (tax-equivalent)	82,463	(66,915)	15,548
Total interest income	96,237	(62,036)	34,201
Interest expense
NOW and DDA accounts	808	(1,284)	(476)
Savings accounts	208	(362)	(154)
Money market deposit accounts	1,106	(2,591)	(1,485)
Certificate accounts	(272)	(3,029)	(3,301)
Wholesale deposits	(179)	(98)	(277)
Repurchase agreements	1,019	(1,966)	(947)
FHLB advances	(684)	—	(684)
Subordinated debentures and other borrowed funds	(157)	(929)	(1,086)
Total interest expense	1,849	(10,259)	(8,410)
Net interest income (tax-equivalent)	$94,388	(51,777)	42,611

Net interest income (tax-equivalent) increased $42.6 million for the nine months ended September 30, 2021 compared to the same period in 2020. The interest income for the first nine months of 2021 increased over the same period last year primarily from income associated with the PPP loans and increased volume of debt securities. Total interest expense decreased from the prior year primarily from a decrease in rates on deposits.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of September 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

November 1, 2021	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

November 1, 2021	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO