Form 10-K
period 2021-12-31
GLACIER BANCORP, INC.
filed 2022-02-23
CIK 868671

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
For the fiscal year ended December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-18911
________________________________________________________________________________________________________________________
GLACIER BANCORP, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________

Montana			81-0519541
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
49 Commons Loop	Kalispell,	Montana	59901
(Address of principal executive offices)			(Zip Code)
(406)			756-4200
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GBCI	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,284,860,234 (based on the average bid and asked price as quoted on the NASDAQ Global Select Market exchange as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on January 31, 2022 was 110,689,189. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2022 Annual Meeting Proxy Statement dated on or about March 15, 2022 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ACL – allowance for credit losses	GAAP – accounting principles generally accepted in the
ALCO – Asset Liability Committee	United States of America
AMLA – Anti-Money Laundering Act of 2020	GDP - Gross domestic product
ARRC – Alternative Reference Rates Committee	Ginnie Mae – Government National Mortgage Association
ASC – Accounting Standards CodificationTM	GLBA – Gramm-Leach-Bliley Financial Services
ASU – Accounting Standards Update	Modernization Act of 1999
ATM – automated teller machine	Heritage – Heritage Bancorp and its subsidiary, Heritage Bank of Nevada
Bank – Glacier Bank	HTM - Held-to-maturity
Basel III – third installment of the Basel Accords	Interest rate locks – residential real estate derivatives for commitments
BHCA – Bank Holding Company Act of 1956, as amended	Interstate Act – Riegle-Neal Interstate Banking and Branching
Board – Glacier Bancorp, Inc.’s Board of Directors	Efficiency Act of 1994
bp or bps – basis point(s)	IRS – Internal Revenue Service
BSA – Bank Secrecy Act	KBW NASDAQ Regional Banking Index - KBW Regional
CARES Act - Coronavirus Aid, Relief, and Economic Security Act	Banking Index
CDE – Certified Development Entity	LIBOR – London Interbank Offered Rate
CDFI Fund – Community Development Financial Institutions Fund	LIHTC – Low-Income Housing Tax Credit
CEO – Chief Executive Officer	MT Division of Banking – Montana Department of Administration’s
CECL – current expected credit losses	Division of Banking and Financial Institutions
CFO – Chief Financial Officer	NII – net interest income
CFPB – Consumer Financial Protection Bureau	NMTC – New Markets Tax Credits
Collegiate – Columbine Capital Corp. and its subsidiary,	NOW – negotiable order of withdrawal
Collegiate Peaks Bank	NRSRO – Nationally Recognized Statistical Rating Organizations
Company – Glacier Bancorp, Inc.	NYSE - The New York Stock Exchange
COSO – Committee of Sponsoring Organizations of the	OCI – other comprehensive income
Treadway Commission	OREO – other real estate owned
COVID-19 – coronavirus disease of 2019	Patriot Act – Uniting and Strengthening America by Providing Appropriate
CRA – Community Reinvestment Act of 1977	Tools Required to Intercept and Obstruct Terrorism Act of 2001
DDA – demand deposit account	PCAOB – Public Company Accounting Oversight Board (United States)
DIF – federal Deposit Insurance Fund	PCD – purchased credit-deteriorated
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	PPP – Paycheck Protection Program
Consumer Protection Act of 2010	Proxy Statement – the 2022 Annual Meeting Proxy Statement
EAP – Employee Assistance Program	Repurchase agreements – securities sold under agreements
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	to repurchase
Protection Act	ROU – right-of-use
ESG – Environmental, social and governance matters	S&P – Standard and Poor’s
Fannie Mae – Federal National Mortgage Association	SBA – United States Small Business Administration
FASB – Financial Accounting Standards Board	SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
FDIC – Federal Deposit Insurance Corporation	SEC – United States Securities and Exchange Commission
FHLB – Federal Home Loan Bank	SERP – Supplemental Executive Retirement Plan
Final Rules – final rules implemented by the federal banking	SOFR – Secured Overnight Financing Rate
agencies that amended regulatory risk-based capital rules	SOX Act – Sarbanes-Oxley Act of 2002
FNB – FNB Bancorp and its subsidiary, The First National Bank	Tax Act – The Tax Cuts and Jobs Act
of Layton	TBA – to-be-announced
FRB – Federal Reserve Bank	TDR – troubled debt restructuring
Freddie Mac – Federal Home Loan Mortgage Corporation	VIE – variable interest entity
FSB – Inter-Mountain Bancorp., Inc., and its subsidiary,
First Security Bank

PART I

Item 1. Business

General
Glacier Bancorp, Inc., headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The terms “Company,” "we," "us" and "our" mean Glacier Bancorp, Inc. and its subsidiaries, when appropriate. The Company is a publicly-traded company and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol GBCI. We provide a full range of banking services to individuals and businesses from 224 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through our wholly-owned bank subsidiary, Glacier Bank (“Bank”). We offer a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. We serve individuals, small to medium-sized businesses, community organizations and public entities. For information regarding our lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2021, the Bank consists of seventeen bank divisions and a corporate division. The bank divisions operate under separate names, management teams and advisory directors and include the following:
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
•Bank of the San Juans (Durango, Colorado) with operations in Colorado;
•Collegiate Peaks Bank (Buena Vista, Colorado) with operations in Colorado;
•The Foothills Bank (Yuma, Arizona) with operations in Arizona;
•First Community Bank Utah (Layton, Utah) with operations in Utah;
•Heritage Bank of Nevada (Reno, NV) with operations in Nevada; and
•Altabank (American Fork, UT) with operations in Utah and Idaho.

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

As of December 31, 2021, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent Acquisitions
Our strategy is to profitably grow our business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain and Western states. We have completed the following acquisitions during the last five years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
Altabancorp and its wholly-owned subsidiary, Altabank collectively, "Alta")	October 1, 2021	$4,131,662	1,902,321	3,273,819
State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona (collectively, "SBAZ")	February 29, 2020	745,420	451,702	603,289
Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada (collectively, "Heritage")	July 31, 2019	977,944	615,279	722,220
FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton (collectively, "FNB")	April 30, 2019	379,155	245,485	274,646
Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank (collectively, “FSB”)	February 28, 2018	1,109,684	627,767	877,586
Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank (collectively, “Collegiate”)	January 31, 2018	551,198	354,252	437,171
TFB Bancorp, Inc. and its subsidiary, The Foothills Bank	April 30, 2017	385,839	292,529	296,760

See Note 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the 2021 and 2020 acquisitions.

Market Area and Competition
We have 224 locations, which consists of 188 branches and 36 loan or administration offices, in 75 counties within 8 states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The market area’s economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including savings and loans, commercial banks, and credit unions in the markets in which we have locations. Competition is also increasing for deposit and lending services from internet-based competitors. Non-depository financial service institutions, primarily in the securities, insurance and retail industries, have also become competitors for retail savings, investment funds and lending activities. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including online banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, relationships with customers and the quality of service.

The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the eight states we operate in. Percent of deposits are based on the FDIC summary of deposits survey as of June 30, 2021 and does not include any bank division acquired after such date.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	72	18	26.8%
Idaho	29	10	8.0%
Utah	39	8	0.1%
Washington	16	6	5.2%
Wyoming	19	10	14.4%
Colorado	26	13	1.7%
Arizona	16	7	0.7%
Nevada	7	3	5.6%
Total	224	75

Human Capital
As of December 31, 2021, we employed 3,559 persons, 3,270 of whom were employed full time. No employees were represented by a collective bargaining group. We believe our employees are united by our commitment to serve our customers and communities and that our customers are best served by a staff of competent, caring employees who are customer oriented. Our employees are one of our most valuable assets. We consider our employee relations to be excellent.

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

Our employee’s overall health and well-being is a top priority. It is our goal for all employees to work hard and experience a high quality work life, but we also encourage employees to be active participants in our communities, and to enjoy quality time with their families and cultivate their independent interests. We have developed several programs to encourage a safe and healthy workplace, including:

•GBCI Injury and Illness Prevention Program
•Work-life Balance Employee Assistance Program (“EAP”)
•WellSteps program offering assessments, goal setting tools, activities, incentives, and rewards
•The appointment of Safety & Wellness Ambassadors
•Quarterly Wellness Campaign
•Workstation Ergonomics Assessments

Through our Injury and Illness Prevention Program, we have established protocols for minimizing work place injuries and incidents. Instilling safety as a standard of practice is facilitated by a Safety Committee at each of our banking divisions and by Safety & Wellness Ambassadors at each location.

We also believe employee retention is critical to our success, and we are proud of our track record when it comes to retaining employees, including many employees at institutions we acquire. Retention strategies are woven into all our compensation and retirement programs, and even our efforts at expansion. We provide our qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, vacation and sick leave. In addition we offer a Profit Sharing and 401(k) Plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan for certain employees (“SERP”). For select management-level employees, we also offer our Short and Long-Term Incentive Plans, which are cash and equity-based compensation plans, respectively, that are designed to encourage achievement of short and long-term financial goals as our determined by the Company’s Board of Directors (the “Board”) from time to time, and to further retention through long-term vesting of certain awards earned. See Note 14 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

We have continued to adjust our operations as needed as the coronavirus disease of 2019 (“COVID-19”) has evolved and the federal, state and local response to the pandemic has changed. While most of our employees have returned to physical locations, we have continued to make work from home options available to those who are able to do their jobs remotely. In addition, we have continued to offer a special time off benefit to employees affected by the virus or exposure to the virus, and to make other adjustments to our benefit programs to address pandemic-related issues. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our associates, especially our associates that have been required to work in person, including by continuing to implement various safety protocols in our facilities consistent with local regulatory requirements and providing support to employees who have been affected by COVID-19.

Board of Directors and Committees
The Board has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committees and Committee Membership” in the Company’s 2022 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

The Company is subject to regulation and supervision by the Federal Reserve and the Montana Department of Administration’s Division of Banking and Financial Institutions (“MT Division of Banking”) and regulation generally by the State of Montana. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which are both administered by the SEC. The Bank is subject to regulation and supervision by the FDIC, the MT Division of Banking, and, with respect to Bank branches outside of the State of Montana, the respective regulators in those states. In addition, we are subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”) which is empowered to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws.

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

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including laws and regulations that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collects loans, and provides other services. In recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank has established a comprehensive compliance system to ensure consumer protection.

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

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth. The Bank has established comprehensive policies and risk management procedures to ensure the safety and soundness of the Bank.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. The CFPB has issued and continues to issue numerous regulations under which we will continue to incur additional expense in connection with our ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:
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
•Positions taken by the CFPB regarding the Electronic Fund Transfer Act and Federal Reserve Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers; and
•Focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as overdraft fees, automobile and student loan servicing (including certain forbearance requirements related to the COVID-19 pandemic), debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. Because our total consolidated assets exceeded $10 billion during the first quarter of 2018, we remain subject to the interchange fee cap beginning July 1, 2019.

Stress Testing
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRC Act”) was signed into law, rolling back certain provisions of the Dodd-Frank Act to provide regulatory relief to financial institutions. In relevant part, the EGRRC Act raised the applicability threshold for company-run stress testing required under the Dodd-Frank Act by exempting bank holding companies under $100 billion in total assets and raising the asset threshold for covered banks from $10 billion to $250 billion. In November of 2019, the FDIC adopted a final rule to implement these changes. As a result, we are not currently subject to the Dodd-Frank Act stress testing requirements.

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

The Final Rules also require a capital conservation buffer designed to absorb losses during periods of economic stress. Failure to comply with this buffer requirement may result in constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The Final Rules change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. For additional information regarding trust preferred securities and their impact to regulatory capital, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements to qualify as “well capitalized”: 1) a Tier 1 common equity capital ratio of at least 6.5 percent; 2) a Tier 1 capital ratio of at least 8 percent; 3) a total capital ratio of at least 10 percent; 4) a Tier 1 leverage ratio of at least 5 percent; and 5) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on differing capital ratios. Undercapitalized institutions are subject to certain mandatory restrictions, including on capital distributions and growth. Significantly undercapitalized and critically undercapitalized institutions are subject to additional restrictions. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

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

Commercial Real Estate Ratios. The federal banking regulators have also issued guidance reminding financial institutions to reexamine the existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting
The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Among other matters, the SOX Act 1) requires chief executive officers and chief financial officers to certify to the accuracy and completeness of periodic reports filed with the SEC and to certain matters relating to disclosure and accounting controls at public companies; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting insider transactions and periodic disclosures by public companies; and 4) requires companies to adopt and disclose information about corporate governance practices. As a publicly reporting company with the SEC, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and the New York Stock Exchange (“NYSE.”)

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state government agencies may also significantly impact our business, including, as an example, the Biden administration’s July 2021 executive order encouraging more robust scrutiny of mergers and acquisitions and the related efforts of banking regulators to increase scrutiny of transactions. We cannot predict the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations, or whether any other proposals will emerge. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), and the new administration under President Biden has demonstrated a general intent to regulate the financial services industry more strictly than the administration of his predecessor.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. Recently, the Federal Reserve has suggested that its focus will shift from policies supportive of economic growth, including the maintenance of historical low interest rates and other credit support, to policies that seek to address the rapid increase in inflation experienced in 2021. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

Cybersecurity
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

Recently, in November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Several states have regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Montana, have also implemented or recently modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

COVID-19 Legislation and Regulation
Governments at the federal, state, and local levels have taken significant steps over the last two years to address the impact of the COVID-19 pandemic. On March 27, 2020, the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which included $350 billion in stimulus for small businesses under the so-called Paycheck Protection Program (“PPP”), along with direct stimulus payments for many eligible Americans. The initial amounts available under the PPP were quickly exhausted and Congress twice provided historic amounts of additional funding to PPP and to provide other programs in support of spending for hospitals, schools and local governments, for vaccination efforts and virus testing, and for other related purposes. The PPP ended in the second quarter of 2021, although we continue to receive and process applications for forgiveness and for those borrowers who remain eligible. The legislative and regulatory landscape surrounding the COVID-19 pandemic and the effects of legislative and regulatory initiatives on the economy, have been subject to rapid change, and may continue to evolve, and neither the Company nor the Bank can predict with certainty the impact it will have on our results of operations or business.

Environmental, Social and Governance
Bank regulatory agencies and the SEC have shown increased interest in environmental, social and governance matters (often referred to as “ESG”) and expressed an intent to increase related regulatory oversight of companies efforts to address how ESG issues may affect their business. We believe that continued focus on environmental and social issues is consistent with our community banking model. We are continually seeking ways to improve our stewardship of the environment through recycling programs, resource conservation, empowered employees, construction evaluation, and more. Our Nominating/Corporate Governance Committee oversees the Company’s efforts in setting and maintaining high standards for corporate social responsibility and reviewing our performance in ESG matters. The Nominating/Corporate Governance Committee’s environmental and social duties include monitoring and assessing developments, trends and issues related to ESG, monitoring risks and overseeing Company solutions related to ESG, overseeing our reporting and disclosures related to ESG, overseeing and reviewing at least annually policies and programs related to ESG, overseeing our human capital management strategy, and evaluating our overall ESG performance and identifying areas for improvement. The Company’s Community and Social Responsibility Report describes our ESG performance and is located on the Company’s website (www.glacierbancorp.com) under the Governance Documents section.

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
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, and a softening of the economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. Any future deterioration in economic conditions in the markets the Bank serves could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•collateral for loans made may decline in value, in turn reducing customers’ borrowing power and the Bank’s security;
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
Historically, we have expanded through a combination of organic growth and acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully compete for, complete, and integrate potential future acquisitions at the same pace as we have achieved in recent years, or at all. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock, changes in our capital position, and changes in our regulatory standing could each have a negative impact on our ability to complete future acquisitions.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
In the past, we have been active in acquiring banks and bank holding companies, and we may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated cost and use of management time associated with integrating acquired businesses into our operations, and being unable to profitably deploy funds acquired in an acquisition. We may not be able to continue to grow through acquisitions, and if we do, there is a risk of negative impacts of such acquisitions on our operating results and financial condition, which could be material.

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
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2021 and 2020; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $985 million in goodwill, representing 31 percent of our stockholders' equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.

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
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well-established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. While the federal funds target rate has been at or near historical lows as part of the fiscal response to the pandemic, the Federal Reserve may increase the federal funds target rate in the future.

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

ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, recently announced it would consult on its plans for discontinuation of LIBOR. IBA ended publication of some LIBOR tenors on December 31, 2021, and intends to end publication of the remaining LIBOR tenors in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies.

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
In the normal course of its business, the Bank collects, processes and retains sensitive and confidential customer and consumer information. Despite the security measures we have in place, our facilities may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events.

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

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

General Risk Factors

National and international economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.
Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond our control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, disruptions in the global supply chain, the effects of inflation, and the ever-changing landscape of the energy and medical industries. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our markets could have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could cause the market price of our stock to decline.

Our business is heavily dependent on the services of members of the senior management team.
We believe our success to date has been substantially dependent on our executive management team. In addition, our unique model relies upon the Presidents of our separate Bank divisions, particularly in light of our decentralized management structure in which such Bank divisions have significant local decision-making authority. The unexpected loss of any of these persons could have an adverse effect on our business and future growth prospects.

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

The continuing effects of the COVID-19 pandemic could adversely affect our results of operations and/or the market price of our stock.
The COVID-19 pandemic continues to evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and of the resulting U.S. and state level governmental responses were and are of an unprecedented scope. The ongoing efforts and impact of the government in mitigating the health and economic effects of the pandemic cannot currently be predicted, whether on our business or on the economy as a whole. The pandemic and programs adopted to combat the effects of the pandemic have resulted in increasing volatility in international and U.S. markets, which could adversely affect the market price of our stock and stocks in general. The Company believes it continues to be well positioned to mitigate the potential financial impact of the COVID-19 pandemic with a strong liquidity and capital position, and the various measures we have implemented to manage through the pandemic, including efforts to proactively react to, and work with customers to assess, customer needs and provide funding, flexible repayment options or modifications as necessary, and increased monitoring of credit quality and portfolio risk for industries determined to have elevated risk characteristics. Nonetheless, any future deterioration in economic conditions in the markets the Bank serves as a consequence of the pandemic, or a failure of the economy to recover from pandemic related disruptions as quickly as anticipated, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Climate change may materially adversely affect the Company's business and results of operations.
Concerns over the long-term effects of climate change have led governmental efforts around the world to mitigate those impacts. Consumers and businesses also may voluntarily change their behavior as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 224 properties as of December 31, 2021:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	11	61	$115,288
Utah	6	33	60,800
Idaho	6	23	39,157
Colorado	5	21	30,734
Wyoming	4	15	16,486
Arizona	6	10	15,491
Nevada	1	6	10,871
Washington	6	10	5,122
Total	45	179	$293,949

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

The Company’s stock trades on the New York Stock Exchange (“NYSE”) under the symbol: GBCI. Prior to the fourth quarter of 2021, the Company was traded on the NASDAQ Global Select Market under the same symbol. As of December 31, 2021, there were approximately 1,909 shareholders of record for the Company’s common stock. The closing price per share of common stock on December 31, 2021, the last trading day, was $56.70. Future cash dividends will depend on a variety of factors, including earnings, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulatory considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2021.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the each investment was $100 on December 31, 2016 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Glacier Bancorp, Inc.	100.00	113.20	116.68	140.11	145.48	183.96
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
KBW Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion is expected to provide investors an enhanced view of the Company from managements’ perspective. The information includes material information relevant to the Company’s financial condition and results of operations, material events and uncertainties that are reasonably likely to cause reported information not to be indicative of future operating results or future financial condition, and material financial and statistical information that the Company believes will enhance the investors’ understanding of the Company and its financial results. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements, including those factors set forth under “Risk Factors” and in other sections in this Annual Report on Form 10-K, or the documents incorporated by reference:
•the risks associated with lending and potential adverse changes on the credit quality of loans in the Company’s portfolio;
•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and margin and overall profitability;
•legislative or regulatory changes, such as the those signaled by the Biden Administration, as well as increased banking and consumer protection regulation that adversely affect the Company’s business;
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
•dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (the “Bank”) divisions;
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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Item 1A. Risk Factors.” Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable). Given the described uncertainties and risks, the Company cannot guarantee its future performance or results of operations and you should not place undue reliance on these forward-looking statements. The Company does not undertake any obligation to publicly correct, revise, or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement, except as may be required under federal securities laws.

FIVE YEAR SELECTED FINANCIAL DATA

Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K contains certain non-GAAP financial measures in the selected financial data below. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding and comparing the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP. The following table provides a reconciliation of certain GAAP financial measures to non-GAAP financial measures.

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

Selected Financial Data
The selected financial data of the Company is derived from the Company’s historical audited financial statements and related notes. The information set forth below should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$25,940,645	$18,504,206	$13,683,999	$12,115,484	$9,706,349	40.2%	21.7%
Debt securities	10,370,013	5,527,650	2,799,863	2,869,578	2,426,556	87.6%	33.7%
Loans receivable, net	13,259,366	10,964,453	9,388,320	8,156,310	6,448,256	20.9%	15.5%
Allowance for credit losses	(172,665)	(158,243)	(124,490)	(131,239)	(129,568)	9.1%	5.9%
Goodwill and intangibles	1,037,652	569,522	519,704	338,828	191,995	82.2%	40.1%
Deposits	21,337,249	14,797,529	10,776,457	9,493,767	7,579,747	44.2%	23.0%
Federal Home Loan Bank advances	—	—	38,611	440,175	353,995	—%	(100.0)%
Securities sold under agreements to repurchase and other borrowed funds	1,064,888	1,037,651	598,644	410,859	370,797	2.6%	23.5%
Stockholders’ equity	3,177,622	2,307,041	1,960,733	1,515,854	1,199,057	37.7%	21.5%
Equity per share	28.71	24.18	21.25	17.93	15.37	18.7%	13.3%
Equity as a percentage of total assets	12.3%	12.5%	14.3%	12.5%	12.4%	(1.8)%	(0.2)%

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017	1-Year	5-Year
Summary Statements of Operations
Interest income	$681,074	$627,064	$546,177	$468,996	$375,022	8.6%	12.7%
Interest expense	18,558	27,315	42,773	35,531	29,864	(32.1)%	(9.1)%
Net interest income	662,516	599,749	503,404	433,465	345,158	10.5%	13.9%
Provision for credit losses	23,076	39,765	57	9,953	10,824	(42.0)%	16.3%
Non-interest income	144,820	172,867	130,774	118,824	112,239	(16.2)%	5.2%
Non-interest expense	434,822	404,811	374,927	320,127	265,571	7.4%	10.4%
Income before income taxes	349,438	328,040	259,194	222,209	181,002	6.5%	14.1%
Federal and state income tax expense [1]	64,681	61,640	48,650	40,331	44,926	4.9%	7.6%
Net income [1]	$284,757	$266,400	$210,544	$181,878	$136,076	6.9%	15.9%
Basic earnings per share [1]	$2.87	$2.81	$2.39	$2.18	$1.75	2.1%	10.4%
Diluted earnings per share [1]	$2.86	$2.81	$2.38	$2.17	$1.75	1.8%	10.3%
Dividends declared per share	$1.37	$1.33	$1.31	$1.31	$1.14	3.0%	3.7%

	At or for the Years ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Selected Ratios and Other Data
Return on average assets [1]	1.33%	1.62%	1.64%	1.59%	1.41%
Return on average equity [1]	11.08%	12.15%	12.01%	12.56%	11.46%
Dividend payout ratio [1]	47.74%	47.33%	54.81%	60.09%	65.14%
Average equity to average asset ratio	11.99%	13.35%	13.69%	12.67%	12.27%
Total capital (to risk-weighted assets)	14.21%	14.63%	14.95%	14.70%	15.64%
Tier 1 capital (to risk-weighted assets)	12.49%	12.42%	13.76%	13.37%	14.39%
Common Equity Tier 1 (to risk-weighted assets)	12.49%	12.42%	12.58%	12.10%	12.81%
Tier 1 capital (to average assets)	8.64%	9.12%	11.65%	11.35%	11.90%
Net interest margin on average earning assets (tax-equivalent)	3.42%	4.09%	4.39%	4.21%	4.12%
Efficiency ratio [2]	51.35%	49.97%	57.78%	54.73%	53.94%
Allowance for credit losses as a percent of loans	1.29%	1.42%	1.31%	1.58%	1.97%
Allowance for credit losses as a percent of nonperforming loans	255%	470%	385%	266%	255%
Non-performing assets as a percentage of subsidiary assets	0.26%	0.19%	0.27%	0.47%	0.68%
Non-performing assets	$67,691	35,433	37,437	56,750	65,179
Loans originated and acquired	$8,551,419	7,934,881	4,607,536	4,301,678	3,629,493
Number of full time equivalent employees	3,436	2,970	2,826	2,623	2,278
Number of locations	224	193	181	167	145
______________________________
1 Excludes a one-time revaluation of the deferred tax assets and deferred tax liabilities as a result of the Tax Act for the year ended December 31, 2017. For additional information on the revaluation, see the “Non-GAAP Financial Measures” discussion.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2021 COMPARED TO DECEMBER 31, 2020

Highlights and Overview
The Company continued to diligently work through the COVID-19 pandemic during the year, meeting both customers’ and employees’ on-going needs. The Company continued providing Small Business Association (“SBA”) Paycheck Protection Program (“PPP”) funding to its customers during the first half of 2021 with a total of $555 million in originated PPP loans. The majority of the PPP loans were forgiven by the end of 2021, with only $169 million remaining as of December 31, 2021. In addition, the credit quality of the loan portfolio has remained strong during the year with our customers showing signs of economic strength. The Company continued to take measures to protect the health and safety of the employees and customers and remained flexible with the ever changing environment.

During 2021, the Company acquired all the outstanding stock of Altabancorp, the holding company for Altabank (“Alta”) , a community bank based in American Fork, Utah with total assets of $4.132 billion. Alta provides banking services to individuals and businesses primarily in the state of Utah with twenty-five locations from Preston, Idaho south to St. George, Utah. Upon closing of the transaction, Alta became the seventeenth division of the Company and significantly enhanced the Company’s presence in Utah. Alta is the largest community bank in Utah and was the largest acquisition in the Company’s history. See Note 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this acquisition.

The Company ended the year at $25.941 billion in assets, which was a 40 percent increase over the prior year and was driven primarily by the 2021 acquisition of Alta along with increases from the debt securities purchased as a result of excess liquidity. Organic loan growth, excluding PPP loans, was $1.160 billion, or 11 percent, during 2021 with the majority of the growth in the second half of the year. The Company experienced another great year in core deposit growth which organically increased $3.278 billion, or 22 percent, with non-interest bearing deposits increasing $1.123 billion, or 21 percent, during the year.

Tangible stockholders’ equity increased $402 million, or $1.12 per share, as a result of earnings retention and Company stock issued in connection with the acquisition of Alta in 2021. The Company increased its total regular quarterly dividends declared from $1.18 per share during 2020 to $1.27 per share in 2021. During the fourth quarter of 2021, the Company transferred the listing of its common stock to the New York Stock Exchange from the NASDAQ Global Select Market.

The Company had record net income for the year of $285 million, which was an increase of $18.4 million, or 7 percent, over the prior year net income of $266 million. Diluted earnings per share for the year was $2.86, an increase of 2 percent, from the 2020 diluted earnings per share of $2.81. The improvement in net income for 2021 was due to recent acquisitions, organic growth, the significant increase in debt security interest income. This record in net income was achieved even with the decrease in gain on sale of loans from the record highs in 2020, the continuing pressure from the low interest rate environment, and increasing business costs. The Company's net interest margin for 2021 was 3.42 percent, a 67 basis points decrease from the net interest margin of 4.09 percent from 2020 which was primarily driven by the low rate environment and the shift in the earning asset mix from higher yielding loans to lower yielding debt securities.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and managing regulatory requirements.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2021	December 31, 2020
Operating results
Net income	$284,757	266,400
Basic earnings per share	$2.87	2.81
Diluted earnings per share	$2.86	2.81
Dividends declared per share	$1.37	1.33
Market value per share
Closing	$56.70	46.01
High	$67.35	47.05
Low	$44.55	26.66
Selected ratios and other data
Number of common stock shares outstanding	110,687,533	95,426,364
Average outstanding shares - basic	99,313,255	94,883,864
Average outstanding shares - diluted	99,398,250	94,932,353
Return on average assets (annualized)	1.33%	1.62%
Return on average equity (annualized)	11.08%	12.15%
Efficiency ratio	51.35%	49.97%
Dividend payout ratio	47.74%	47.33%
Loan to deposit ratio	63.24%	76.29%
Number of full time equivalent employees	3,436	2,970
Number of locations	224	193
Number of ATMs	273	250

Recent Acquisitions
The Company completed the following acquisitions during the last two years:
•Altabancorp and its wholly-owned subsidiary, Altabank; and
•State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona (“SBAZ”).

The business combinations were accounted for using the acquisition method with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information regarding acquisitions, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” The following table discloses the preliminary fair value of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	Alta October 1, 2021	SBAZ February 29, 2020
Total assets	$4,131,662	$745,420
Cash and cash equivalents	1,622,727	57,434
Debt securities	6,658	142,174
Loans receivable	1,902,321	451,702
Non-interest bearing deposits	1,201,464	141,620
Interest bearing deposits	2,072,355	461,669
Borrowings	—	10,904

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Cash and cash equivalents	$437,686	$633,142	$(195,456)	(31%)
Debt securities, available-for-sale	9,170,849	5,337,814	3,833,035	72%
Debt securities, held-to-maturity	1,199,164	189,836	1,009,328	532%
Total debt securities	10,370,013	5,527,650	4,842,363	88%
Loans receivable
Residential real estate	1,051,883	802,508	249,375	31%
Commercial real estate	8,630,831	6,315,895	2,314,936	37%
Other commercial	2,664,190	3,054,817	(390,627)	(13%)
Home equity	736,288	636,405	99,883	16%
Other consumer	348,839	313,071	35,768	11%
Loans receivable	13,432,031	11,122,696	2,309,335	21%
Allowance for credit losses	(172,665)	(158,243)	(14,422)	9%
Loans receivable, net	13,259,366	10,964,453	2,294,913	21%
Other assets	1,873,580	1,378,961	494,619	36%
Total assets	$25,940,645	$18,504,206	$7,436,439	40%

Excluding the $1.623 billion of cash received from the Alta acquisition that was invested in 2021, total debt securities at December 31, 2021 increased $3.220 billion, or 58 percent, from the prior year end. The Company continues to selectively purchase debt securities with excess liquidity from the increase in core deposits and SBA forgiveness of PPP loans. Debt securities represented 40 percent of total assets at December 31, 2021 compared to 30 percent of total assets at December 31, 2020.

The loan portfolio of $13.432 billion at December 31, 2021 increased $2.309 billion, or 21 percent, from the prior year end. Excluding the PPP loans and loans from the Alta acquisition, the loan portfolio increased $1.160 billion, or 11 percent, from the prior year end with the largest increase in commercial real estate loans which increased $912 million, or 14 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest bearing deposits	$7,779,288	$5,454,539	$2,324,749	43%
NOW and DDA accounts	5,301,832	3,698,559	1,603,273	43%
Savings accounts	3,180,046	2,000,174	1,179,872	59%
Money market deposit accounts	4,014,128	2,627,336	1,386,792	53%
Certificate accounts	1,036,077	978,779	57,298	6%
Core deposits, total	21,311,371	14,759,387	6,551,984	44%
Wholesale deposits	25,878	38,142	(12,264)	(32%)
Deposits, total	21,337,249	14,797,529	6,539,720	44%
Securities sold under agreements to repurchase	1,020,794	1,004,583	16,211	2%
Federal Home Loan Bank advances	—	—	—	—%
Other borrowed funds	44,094	33,068	11,026	33%
Subordinated debentures	132,620	139,959	(7,339)	(5%)
Other liabilities	228,266	222,026	6,240	3%
Total liabilities	$22,763,023	$16,197,165	$6,565,858	41%

Excluding the Alta acquisition, core deposits increased $3.278 billion, or 22 percent, from the prior year end. Non-interest bearing deposits of $7.779 billion as of December 31, 2021 organically increased $1.123 billion, or 21 percent, from the prior year end. The unprecedented increase in deposits over the prior two years resulted from a number of factors including the PPP loan proceeds deposited by customers, federal stimulus deposits and increases in customer savings. Non-interest bearing deposits were 37 percent of total core deposits at December 31, 2021 compared to 37 percent at December 31, 2020.

The low levels of borrowings, including wholesale deposits and Federal Home Loan Bank (“FHLB”) advances, reflected the significant increase in core deposits which funded the asset growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2021	December 31, 2020	$ Change	% Change
Common equity	$3,150,263	$2,163,951	$986,312	46%
Accumulated other comprehensive income	27,359	143,090	(115,731)	(81%)
Total stockholders’ equity	3,177,622	2,307,041	870,581	38%
Goodwill and core deposit intangible, net	(1,037,652)	(569,522)	(468,130)	82%
Tangible stockholders’ equity	$2,139,970	$1,737,519	$402,451	23%
Stockholders’ equity to total assets	12.25%	12.47%		(2%)
Tangible stockholders’ equity to total tangible assets	8.59%	9.69%		(11%)
Book value per common share	$28.71	$24.18	$4.53	19%
Tangible book value per common share	$19.33	$18.21	$1.12	6%

Tangible stockholders’ equity of $2.140 billion at December 31, 2021 increased $402 million, or 23 percent, from the prior year, which was the result of $840 million of Company common stock issued for the acquisition of Alta and earnings retention. The increase was partially offset by the increase in goodwill and core deposit intangible associated with the Alta acquisition and a decrease in other comprehensive income. Tangible book value per common share of $19.33 at December 31, 2021 increased $1.12 per share, or 6 percent, from a year ago.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Income Summary
The following table summarizes income for the time periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2021	December 31, 2020
Net interest income
Interest income	$681,074	$627,064	$54,010	9%
Interest expense	18,558	27,315	(8,757)	(32%)
Total net interest income	662,516	599,749	62,767	10%
Non-interest income
Service charges and other fees	59,317	52,503	6,814	13%
Miscellaneous loan fees and charges	12,038	7,344	4,694	64%
Gain on sale of loans	63,063	99,450	(36,387)	(37%)
(Loss) gain on sale of investments	(638)	1,139	(1,777)	(156%)
Other income	11,040	12,431	(1,391)	(11%)
Total non-interest income	144,820	172,867	(28,047)	(16%)
Total income	$807,336	$772,616	$34,720	4%
Net interest margin (tax-equivalent)	3.42%	4.09%

Net Interest Income
Net-interest income of $663 million for 2021 increased $62.8 million, or 10 percent, over the same period in 2020 and included a $25.6 million increase from the acquisition of Alta. Interest income of $681 million for 2021 increased $54.0 million, or 9 percent, from the prior year and was primarily attributable to a $26.9 million increase from the Altabank division and a $22.5 million increase in interest income on debt securities. Interest income on debt securities increased $22.5 million, or 23 percent, over the prior year which resulted from the increased volume of debt securities. Interest expense of $18.6 million during 2021 decreased $8.8 million, or 32 percent over the prior year primarily as a result of a decrease in the cost of deposits. The total funding cost (including non-interest bearing deposits) for 2021 was 10 basis points, which decreased 9 basis points compared to 19 basis points in 2020.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during 2021 was 3.42 percent, a 67 basis points decrease from the net interest margin of 4.09 percent for the same period in the prior year. The core net interest margin, excluding 4 basis points of discount accretion, 2 basis point of non-accrual interest and 12 basis points increase from the PPP loans, was 3.24 percent which was an 81 basis point decrease from the core margin of 4.05 percent in the prior year. Although the Company was successful in reducing the total cost of funding, it was not enough to outpace the lower yields on core loans and debt securities driven by the current interest rate environment and the shift in the earning asset mix to lower yielding debt securities.

Non-interest Income
Non-interest income of $145 million for 2021 decreased $28.0 million, or 16 percent, over the same period last year. Gain on the sale of loans of $63.1 million for 2021 decreased $36.4 million, or 37 percent, compared to the same period last year which was the result of the anticipated slowing of purchase and refinance activity after the historically high levels in the prior year. Service charges and other fees of $59.3 million for 2021 increased $6.8 million, or 13 percent, from the prior year as a result of additional fees from increased customer accounts and transaction activity and the acquisition of Alta. Miscellaneous loan fees and charges of $12.0 million increased $4.7 million, or 64 percent, driven by increases in loan servicing income and credit card interchange fees due to increased activity. Other income of $11.0 million decreased $1.4 million, or 11 percent, from the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2021	December 31, 2020
Compensation and employee benefits	$270,644	$253,047	$17,597	7%
Occupancy and equipment	39,394	37,673	1,721	5%
Advertising and promotions	11,949	10,201	1,748	17%
Data processing	23,470	21,132	2,338	11%
Other real estate owned and foreclosed assets	236	923	(687)	(74%)
Regulatory assessments and insurance	8,249	4,656	3,593	77%
Core deposit intangibles amortization	10,271	10,370	(99)	(1%)
Other expenses	70,609	66,809	3,800	6%
Total non-interest expense	$434,822	$404,811	$30,011	7%

Total non-interest expense of $435 million for 2021 increased $30.0 million, or 7 percent, over the prior year same period. Excluding the Alta bank division and acquisition-related expenses, non-interest expense increased $11.0 million, or 3 percent, over the prior year. Included in the current year was $9.8 million of acquisition-related expenses and $17.0 million of expenses from the Alta bank division. Compensation and employee benefits for 2021 increased $17.6 million, or 7 percent, from last year due to the increased number of employees from acquisitions and organic growth. Advertising and promotions for 2021 increased $1.7 million, or 17 percent, from the prior year. Data processing expense increased $2.3 million, or 11 percent, from the prior year primarily from the acquisition of Alta. Regulatory assessment and insurance for 2021 increased $3.6 million from the prior year as a result of organic growth, the State of Montana waiving the first semi-annual regulatory assessment of 2020 and Small Bank assessment credits applied by the FDIC in the first quarter of 2020. Other expenses of $70.6 million increased $3.8 million, or 6 percent, from the prior year. Current year other expenses included acquisition-related expenses of $9.8 million compared to $7.8 million in the prior year.

Provision for Credit Losses
The following table summarizes the provision for credit losses on the loan portfolio, net charge-offs and select ratios relating to the provision for credit losses on loans for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	ACL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2021	$19,301	$616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%
First quarter 2020	22,744	813	1.49%	0.41%	0.26%

The provision for credit loss expense was $23.1 million for 2021 compared to $39.8 million in 2020. The current year credit loss expense included $18.1 million of provision for credit loss on loans and $4.2 million of provision for credit loss on unfunded loan commitments from the acquisition of Alta. The 2020 credit loss expense included only $4.8 million of provision for credit loss on loans from the acquisition of State Bank of Arizona. The credit loss expense due to the acquisitions reflects the requirement to fully fund an allowance for credit losses on loans and unfunded commitments post-acquisition.

Excluding the impact from the Alta and State Bank of Arizona acquisitions, the current year provision for credit loss expense on unfunded loan commitments was $2.5 million compared to a credit loss expense of $2.1 million in the prior year. Excluding the impact from the acquisitions, the current year provision for credit loss benefit on loans was $1.7 million compared to a credit loss expense of $32.8 million in the prior year which was primarily attributable to changes in the economic forecast related to the initial stages of the COVID-19 pandemic. Net charge-offs during the current year were $2.3 million compared to $7.7 million during the prior year.

Efficiency Ratio
The efficiency ratio was 51.35 percent for 2021 compared to 49.97 percent for the same period last year. Excluding acquisition-related expenses, the efficiency ratio was 50.16 in 2021 compared to 48.98 in 2020 and the increase was primarily driven by the reduction in gain on sale of loans.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as either available-for-sale or held-to-maturity. Non-marketable equity securities consist of capital stock issued by the FHLB of Des Moines.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. During the first quarter of 2021, the Company transferred $404 million of available-for-sale securities with an unrealized net gain of $3.8 million into the held-to-maturity portfolio after determining it had the intent and ability to hold such securities until maturity. The Company transferred an additional $440 million of available-for-sale securities with an unrealized net gain of $40.6 million into held-to-maturity portfolio during the second quarter of 2021. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$1,346,749	13%	$38,588	1%
U.S. government sponsored enterprises	240,693	2%	9,781	1%
State and local governments	488,858	5%	1,416,683	26%
Corporate bonds	180,752	2%	349,098	6%
Residential mortgage-backed securities	5,699,659	55%	2,289,090	41%
Commercial mortgage-backed securities	1,214,138	12%	1,234,574	22%
Total available-for-sale	9,170,849	89%	5,337,814	97%
Held-to-maturity
State and local governments	1,199,164	11%	189,836	3%
Total held-to-maturity	1,199,164	11%	189,836	3%
Total debt securities	$10,370,013	100%	$5,527,650	100%

In 2021, the Company’s debt securities were primarily comprised of U.S. government and federal agency and mortgage-backed securities. In 2020, the Company’s debt securities were primarily comprised of state and local government securities and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory income tax rate of 21 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Mortgage-backed securities largely consists of short, weighted-average life U.S. agency guaranteed residential and commercial mortgage pass-through securities and to a lesser extent, short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO”) entities such as S&P and Moody’s as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$422,413	432,651	385,773	420,646
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,138,804	1,172,765	1,015,634	1,080,972
S&P: A+, A, A- / Moody’s: A1, A2, A3	84,934	89,715	101,494	109,504
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	92	96	3,217	3,230
Not rated by either entity	14,335	14,514	5,481	5,547
Below investment grade	—	—	—	—
Total	$1,660,578	1,709,741	1,511,599	1,619,899

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$606,873	637,431	625,660	672,610
General obligation - limited	108,487	113,320	121,886	129,250
Revenue	929,166	941,894	745,908	798,188
Certificate of participation	12,316	13,254	14,098	15,636
Other	3,736	3,842	4,047	4,215
Total	$1,660,578	1,709,741	1,511,599	1,619,899

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$260,471	264,776	235,036	254,976
California	151,137	160,023	148,564	166,311
Texas	157,917	161,706	143,421	154,511
Michigan	134,903	139,704	139,836	148,544
Washington	115,834	119,806	99,699	106,012
All other states	840,316	863,726	745,043	789,545
Total	$1,660,578	1,709,741	1,511,599	1,619,899

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2021. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$751,644	1.07%	$577,201	1.20%	$17,904	1.74%	$—	—%	$1,346,749	1.13%
U.S. government sponsored enterprises	764	0.95%	195,209	1.22%	44,720	1.08%	—	—%	—	—%	240,693	1.19%
State and local governments	8,909	2.11%	69,126	2.55%	190,653	3.66%	220,170	3.23%	—	—%	488,858	3.28%
Corporate bonds	45,151	3.20%	130,550	3.26%	4,024	4.00%	1,027	0.46%	—	—%	180,752	3.24%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	5,699,659	0.96%	5,699,659	0.96%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,214,138	2.24%	1,214,138	2.24%
Total available-for-sale	54,824	2.99%	1,146,529	1.42%	816,598	1.76%	239,101	3.09%	6,913,797	1.18%	9,170,849	1.32%
Held-to-maturity
State and local governments	1,432	2.65%	29,286	2.45%	91,688	2.65%	1,076,758	2.75%	—	—%	1,199,164	2.73%
Total held-to-maturity	1,432	2.35%	29,286	2.45%	91,688	2.65%	1,076,758	2.75%	—	—%	1,199,164	2.73%
Total debt securities	$56,256	2.98%	$1,175,815	1.45%	$908,286	1.85%	$1,315,859	2.80%	$6,913,797	1.18%	$10,370,013	1.48%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2021, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at December 31, 2021.

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

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate	$1,051,883	8%	$802,508	7%
Commercial Real estate	8,630,831	65%	6,315,895	58%
Other commercial	2,664,190	20%	3,054,817	28%
Home equity	736,288	6%	636,405	6%
Other consumer	348,839	2%	313,071	3%
Loans receivable	13,432,031	101%	11,122,696	102%
ACL	(172,665)	(1%)	(158,243)	(2%)
Loans receivable, net	$13,259,366	100%	$10,964,453	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2021 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$134,964	2,024,656	349,990	2,509,610
After one through five years	264,274	3,400,714	308,519	3,973,507
After five through fifteen years	54,690	307,012	2,696	364,398
Thereafter	—	—	—	—
Fixed rate maturing
In one year or less	393,335	1,970,227	117,442	2,481,004
After one through five years	148,519	2,617,605	209,046	2,975,170
After five through fifteen years	52,878	933,679	56,454	1,043,011
Thereafter	3,223	41,128	40,980	85,331
Total	$1,051,883	11,295,021	1,085,127	13,432,031

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and online applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow for higher loan-to-values with appropriate risk mitigation such as documented compensating factors, credit enhancement, etc. For loans held for sale, the Company complies with each investor’s loan-to-value guidelines. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment that may be subject to certain contingencies.

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

Unimproved Land and Land Development Loans
Although the Company has originated very few unimproved land and land development loans since the economic downturn in 2008, the Company may originate such loans on properties intended for residential and commercial use where real estate market conditions have improved. These loans are typically made for a term of 18 months to two years and are secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage-of-completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, the Company requires that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of appraised value or 50 percent of cost.

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

PPP Loans
A PPP loan is a small business loan designed to assist qualifying businesses in keeping workers on the payroll during the Covid-19 pandemic. The program commenced on April 3, 2020 with June 30, 2020 (subsequently changed to August 8, 2020) as the last day to apply for and receive a PPP loan for the first round. As originally enacted, each PPP loan is 100% guaranteed by the SBA, has a 1% interest rate, 2-year maturity and 6-month payment deferral period starting from the loan disbursement date. The PPP program was further amended as of June 5, 2020 under the Paycheck Protection Program Flexibility Act with the primary changes to extend the period of qualifying expenditures from 8 weeks to 24 weeks, reduce the required use of funds for payroll expenses from 75% to 60%, change the deferral date from 6 months to the date of forgiveness, and extend the maturity from 2 years to 5 years for loans originated after the June 5, 2020 enactment date. A second round of the program opened up January 11, 2021, and ran through May 31, 2021.

Home Equity Loans
Home equity lines of credit are generally originated with maturity terms of 15 years. At origination, borrowers can choose a variable interest rate that changes quarterly, or after the first 3 or 5 years from the origination date. The draw period for home equity lines of credit usually exists from origination to maturity. During the draw period, the Company has home equity lines of credit where the borrowers pay interest only and home equity lines of credit where borrowers pay principal and interest.

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

Loan Approval Limits
Individual loan approval limits have been established for each lender based on the loan types and experience of the individual. There are four additional loan approval levels: 1) the Bank divisions’ Officer Loan Committees, consisting of senior lenders and members of senior management; 2) the Bank divisions’ advisory boards; 3) the Bank’s Executive Loan Committee, consisting of the Bank divisions’ senior loan officers and the Company’s Chief Credit Administrator; and 4) the Bank’s Board of Directors. Under banking laws, loans-to-one-borrower and related entities are limited to a prescribed percentage of the unimpaired capital and surplus of the Bank.

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

The Company had $374 million and $155 million of loans with remaining interest reserves of $17.6 million and $6.2 million as of December 31, 2021 and 2020, respectively. During 2021 and 2020, the Company extended, renewed or restructured 3 loans and 6 loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $3.7 million and $12.2 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

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

As enticement to financial institutions to administer the program, the SBA reimburses PPP lenders for processing a PPP loan via loan fees. The fee structure changed as the PPP developed with the following reflecting the fee structure for each program:

Original Program Commencing on April 3, 2020 (round one):
•5% for loans of not more than $350,000.
•3% for loans of more than $350,000 and less than $2 million.
•1% for loans of $2 million up to a maximum loan of $10 million that were available under the original PPP.

New program commencing on January 11, 2021 for new borrowers (round two):
•50% with maximum of $2,500 for loans up to $50,000.
•5% for loans of more than $50,000 and less than $350,000.
•3% for loans of more than $350,000 and less than $2 million.
•1% for loans of $2 million up to a maximum loan of $10 million.

New program commencing on January 11, 2021 for existing borrowers (round two):
•50% with maximum of $2,500 for loans up to $50,000.
•5% for loans of more than $50,000 and less than $350,000.
•3% for loans of $350,000 up to a maximum loan of $2 million.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Other real estate owned and foreclosed assets	$18	1,744	5,142
Accruing loans 90 days or more past due	17,141	1,725	1,412
Non-accrual loans	50,532	31,964	30,883
Total non-performing assets	$67,691	35,433	37,437
Non-performing assets as a percentage of subsidiary assets	0.26%	0.19%	0.27%
ACL as a percentage of non-performing loans	255%	470%	385%
Accruing loans 30-89 days past due	$50,566	22,721	23,192
Accruing troubled debt restructurings	$34,591	42,003	34,055
Non-accrual troubled debt restructurings	$2,627	3,507	3,346
U.S. government guarantees included in non-performing assets	$4,028	3,011	1,786
Interest income [1]	$2,422	1,545	1,603
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets increased $32.3 million, or 91 percent, over the prior year primarily as a result of the Alta acquisition and a single credit relationship. Non-performing assets as a percentage of subsidiary assets at December 31, 2021 was 0.26 percent compared to 0.19 percent in the prior year. Early stage delinquencies (accruing loans 30-89 days past due) of $50.6 million at December 31, 2021 increased $27.8 million from the prior year. Early stage delinquencies as a percentage of loans at December 31, 2021 was 0.38 percent, which was an increase of 18 basis points increase from prior year.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company had TDR loans of $37.2 million and $45.5 million at December 31, 2021 and 2020, respectively.

On March 27, 2020, the CARES Act was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by the COVID-19 pandemic, and the CARES Act, along with related regulatory guidance, allowed the Bank to not designate certain modifications as TDRs that otherwise may have been classified as TDRs.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2021 was $1.6 million. The fair value of the loan collateral acquired in foreclosure during 2021 was $1.5 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Balance at beginning of period	$1,744	5,142
Acquisitions	—	307
Additions	1,482	2,076
Capital improvements	—	145
Write-downs	(120)	(451)
Sales	(3,088)	(5,475)
Balance at end of period	$18	1,744

PPP Loans

	Years ended
(Dollars in thousands)	Dec 31, 2021	Dec 31, 2020
PPP interest income	45,405	38,180
Deferred compensation on originating PPP loans	6,735	8,850
Total PPP income impact	52,140	47,030

(Dollars in thousands)	Dec 31, 2021	Dec 31, 2020
PPP Round 1 loans	$32,348	909,173
PPP Round 2 loans	136,329	—
Total PPP loans	168,677	909,173

Net remaining fees - Round 1	269	17,605
Net remaining fees - Round 2	4,808	—
Total net remaining fees	$5,077	17,605
The SBA Round 2 PPP program ended in early May 2021 after the available funds were fully drawn upon. During the first half of 2021, the Company originated $555 million of Round 2 PPP loans which generated $33.2 million of SBA deferred processing fees and $6.7 million of deferred compensation costs for total net deferred fees of $26.5 million. These net deferred fees are recognized as interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

During 2021, the SBA processing fees received on Round 2 averaged 5.99 percent which compared to the average of 3.75 percent received on Round 1 in the prior year. The increase in the fee percentage received on Round 2 was the result of an increase in the number of smaller loans which receive a higher percentage fee.

The Company’s PPP borrowers received $1.305 billion in PPP loan forgiveness during 2021. As of December 31, 2021, the Company had $32.3 million remaining, or 2 percent of the $1.472 billion of Round 1 PPP loans originated in the prior year still to be forgiven and had $136 million remaining, or 25 percent of the $555 million of Round 2 PPP loans originated in the current year. Net deferred fees remaining on the balance of the PPP loans at December 31, 2021 were $5.1 million.

Supplemental information regarding credit quality and identification of the Company’s loan portfolio based on regulatory classification is provided below in the section entitled “Loans by Regulatory Classification”. The regulatory classification of loans is based primarily on collateral type while the Company’s loan segments presented herein are based on the purpose of the loan.

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

The following table summarizes the allocation of the ACL as of the dates indicated:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category
Residential real estate	$16,458	8%	$9,604	7%
Commercial real estate	117,901	64%	86,999	57%
Other commercial	24,703	20%	49,133	27%
Home equity	8,566	5%	8,182	6%
Other consumer	5,037	3%	4,325	3%
Total	$172,665	100%	$158,243	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2021	% of Average Loans	December 31, 2020	% of Average Loans	December 31, 2019	% of Average Loans
Balance at beginning of period	$158,243		124,490		131,239
Impact of adopting CECL	—		3,720		—
Acquisitions	371		49		—
Provision for credit losses	16,380		37,637		57
Net (charge-offs) recoveries
Residential real estate	337	0.04%	40	—%	(357)	(0.04)%
Commercial real estate	1,597	0.02%	(2,403)	(0.04)%	(248)	—%
Other commercial	(1,048)	(0.04)%	(3,049)	(0.10)%	(2,008)	(0.10)%
Home equity	198	0.03%	(128)	(0.02)%	(11)	—%
Other consumer	(3,413)	(1.03)%	(2,113)	(0.69)%	(4,182)	(1.44)%
Net Charge-offs	(2,329)	(0.02)%	(7,653)	(0.07)%	(6,806)	(0.08)%
Balance at end of period	$172,665		$158,243		$124,490
ACL as a percentage of total loans	1.29%		1.42%		1.31%
Non-accrual loans as a percentage of total loans	0.38%		0.29%		0.32%
ACL as percentage of non-accrual loans	341.69%		495.07%		403.10%

The ACL as a percentage of total loans outstanding at December 31 2021 was 1.29 percent which was a 13 basis points decrease from the prior year end. The Company’s ACL of $173 million is considered by management to be adequate to absorb the estimated credit losses from any segment of its loan portfolio based upon managements’ best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, the Company’s estimate of current expected credit losses could also change, which could affect the level of future provision of credit losses related to loans. For the periods ended December 31, 2021 and 2020, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2021, provision for credit losses exceeded the charge-offs, net of recoveries, by $14.1 million. During the same period in 2020, the charge-offs, net of recoveries, exceeded provision for credit losses by $30.0 million.

While the Company has incorporated its estimate of the impact of the COVID-19 pandemic into its calculation of the ACL for based on assumptions and forecasts that existed as of the reporting period end, the uncertainty of the current economic environment remains volatile and the Company cannot predict whether additional credit losses will be sustained as a result of the COVID-19 pandemic if assumptions and forecasts change in the future.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 224 locations, including 188 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Custom and owner occupied construction	$263,758	$157,529	$106,229	67%
Pre-sold and spec construction	257,568	148,845	108,723	73%
Total residential construction	521,326	306,374	214,952	70%
Land development	185,200	102,930	82,270	80%
Consumer land or lots	173,305	123,747	49,558	40%
Unimproved land	81,064	59,500	21,564	36%
Developed lots for operative builders	41,840	30,449	11,391	37%
Commercial lots	99,418	60,499	38,919	64%
Other construction	762,970	555,375	207,595	37%
Total land, lot, and other construction	1,343,797	932,500	411,297	44%
Owner occupied	2,645,841	1,945,686	700,155	36%
Non-owner occupied	3,056,658	2,290,512	766,146	33%
Total commercial real estate	5,702,499	4,236,198	1,466,301	35%
Commercial and industrial	1,463,022	1,850,197	(387,175)	(21%)
Agriculture	751,185	721,490	29,695	4%
1st lien	1,393,267	1,228,867	164,400	13%
Junior lien	34,830	41,641	(6,811)	(16%)
Total 1-4 family	1,428,097	1,270,508	157,589	12%
Multifamily residential	545,001	391,895	153,106	39%
Home equity lines of credit	761,990	657,626	104,364	16%
Other consumer	207,513	190,186	17,327	9%
Total consumer	969,503	847,812	121,691	14%
States and political subdivisions	615,251	575,647	39,604	7%
Other	153,147	156,647	(3,500)	(2%)
Total loans receivable, including loans held for sale	13,492,828	11,289,268	2,203,560	20%
Less loans held for sale [1]	(60,797)	(166,572)	105,775	(64%)
Total loans receivable	$13,432,031	$11,122,696	$2,309,335	21%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2021	December 31, 2021
Custom and owner occupied construction	$237	247	237	—	—
Total residential construction	237	247	237	—	—
Land development	250	342	250	—	—
Consumer land or lots	309	201	176	133	—
Unimproved land	124	294	124	—	—
Commercial lots	—	368	—	—	—
Other construction	12,884	—	—	12,884	—
Total land, lot and other construction	13,567	1,205	550	13,017	—
Owner occupied	3,918	6,725	3,918	—	—
Non-owner occupied	6,063	4,796	5,848	215	—
Total commercial real estate	9,981	11,521	9,766	215	—
Commercial and industrial	3,066	6,689	2,517	549	—
Agriculture	29,151	6,313	26,323	2,828	—
1st lien	2,870	5,353	2,612	258	—
Junior lien	136	301	136	—	—
Total 1-4 family	3,006	5,654	2,748	258	—
Multifamily residential	6,548	—	6,548	—	—
Home equity lines of credit	1,563	2,939	1,522	41	—
Other consumer	460	572	321	121	18
Total consumer	2,023	3,511	1,843	162	18
Other	112	293	—	112	—
Total	$67,691	35,433	50,532	17,141	18

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Custom and owner occupied construction	$1,243	$788	$455	58%
Pre-sold and spec construction	443	—	443	n/m
Total residential construction	1,686	788	898	114%
Land development	—	202	(202)	(100%)
Consumer land or lots	149	71	78	110%
Unimproved land	305	357	(52)	(15%)
Developed lots for operative builders	—	306	(306)	(100%)
Other construction	30,788	—	30,788	n/m
Total land, lot and other construction	31,242	936	30,306	3,238%
Owner occupied	1,739	3,432	(1,693)	(49%)
Non-owner occupied	1,558	149	1,409	946%
Total commercial real estate	3,297	3,581	(284)	(8%)
Commercial and industrial	4,732	1,814	2,918	161%
Agriculture	459	1,553	(1,094)	(70%)
1st lien	2,197	6,677	(4,480)	(67%)
Junior lien	87	55	32	58%
Total 1-4 family	2,284	6,732	(4,448)	(66%)
Home equity lines of credit	1,994	2,840	(846)	(30%)
Other consumer	1,681	1,054	627	59%
Total consumer	3,675	3,894	(219)	(6%)
States and political subdivisions	1,733	2,358	(625)	(27%)
Other	1,458	1,065	393	37%
Total	$50,566	$22,721	$27,845	123%
_________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2021
Custom and owner occupied construction	$—	(9)	—	—
Pre-sold and spec construction	(15)	(24)	—	15
Total residential construction	(15)	(33)	—	15
Land development	(233)	(106)	—	233
Consumer land or lots	(165)	(221)	3	168
Unimproved land	(241)	(489)	—	241
Commercial lots	—	(55)	—	—
Total land, lot and other construction	(639)	(871)	3	642
Owner occupied	(423)	(168)	117	540
Non-owner occupied	(357)	3,030	148	505
Total commercial real estate	(780)	2,862	265	1,045
Commercial and industrial	41	1,533	988	947
Agriculture	(20)	337	12	32
1st lien	(331)	69	42	373
Junior lien	(650)	(211)	—	650
Total 1-4 family	(981)	(142)	42	1,023
Multifamily residential	(40)	(244)	—	40
Home equity lines of credit	(621)	101	41	662
Other consumer	236	307	532	296
Total consumer	(385)	408	573	958
Other	5,148	3,803	9,711	4,563
Total	$2,329	7,653	11,594	9,265

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

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,779,288	36%	$5,454,539	37%
NOW and DDA accounts	5,301,832	25%	3,698,559	25%
Savings accounts	3,180,046	15%	2,000,174	13%
Money market deposit accounts	4,014,128	19%	2,627,336	18%
Certificate accounts	1,036,077	5%	978,779	7%
Wholesale deposits	25,878	—%	38,142	—%
Total interest bearing deposits	13,557,961	64%	9,342,990	63%
Total deposits	$21,337,249	100%	$14,797,529	100%

Total estimated uninsured deposits were $6,907,608,000 and $4,066,521,000 at December 31, 2021 and December 31, 2020, respectively. The following table summarizes the estimated amounts outstanding at December 31, 2021 for uninsured time deposits according to the time remaining to maturity.

(Dollars in thousands)	Certificates of Deposit
Within three months	$70,280
Three months to six months	55,390
Seven months to twelve months	72,861
Over twelve months	105,434
Total	$303,965

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Repurchase agreements
Amount outstanding at end of period	$1,020,794	1,004,583
Weighted interest rate on outstanding amount	0.19%	0.33%
Maximum outstanding at any month end	$1,040,939	1,004,583
Average balance	$994,968	783,100
Weighted-average interest rate	0.23%	0.46%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at December 31, 2021. The subordinated debentures outstanding as of December 31, 2021 were $133 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Liquidity Risk
In the normal course of business, the Company has commitments that require material cash requirements for customer deposits outflows, repurchase agreements, borrowed funds, lease obligations, off-balance sheet obligations, operating expenses and other contractual obligations. The source of funding for such requirements includes loan repayments, customer deposit inflows, borrowings and capital resources. Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2021	December 31, 2020
FHLB advances
Borrowing capacity	$2,995,622	2,446,759
Amount utilized	—	—
Letters of credit	(1,631)	(1,498)
Amount available	$2,993,991	2,445,261
FRB discount window
Borrowing capacity	$1,450,908	1,269,778
Amount utilized	—	—
Amount available	$1,450,908	1,269,778
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$1,346,749	38,588
U.S. government sponsored enterprises	240,693	9,781
State and local governments	796,323	185,680
Corporate bonds	180,752	99,764
Residential mortgage-backed securities	4,094,713	1,994,927
Commercial mortgage-backed securities	1,023,131	1,028,944
Total unencumbered debt securities	$7,682,361	3,357,684

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of December 31, 2021 and determined its ACL of $22.8 million was adequate to absorb the estimated credit losses. Such ACL is included in other liabilities.

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

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 110,687,533 have been issued as of December 31, 2021. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2021. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2021, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2021:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.53%	12.56%	12.56%	8.70%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit loss (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company will add back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of Common Tier 1 capital evenly over the three-year period.

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

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.500 percent in Idaho, 4.95 percent in Utah, 4.6 percent in Colorado and 4.9 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

Income tax expense for the years ended December 31, 2021 and 2020 was $64.7 million and $61.6 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2021 and 2020 was 18.5 percent and 18.8 percent, respectively. The current and prior year’s low effective income tax rates were due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $69.2 million and $62.5 million for the years ended December 31, 2021 and 2020, respectively. Benefits from federal income tax credits were $12.3 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $16.0 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2022	$6,674	12,926	674	20,274
2023	6,078	15,653	631	22,362
2024	4,482	15,878	594	20,954
2025	2,736	15,760	451	18,947
2026	2,016	15,619	219	17,854
Thereafter	2,016	53,926	233	56,175
	$24,002	129,762	2,802	156,566

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

	Years ended
	December 31, 2021			December 31, 2020			December 31, 2019
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$910,300	$43,300	4.76%	$1,006,001	$46,392	4.61%	$965,553	$46,899	4.86%
Commercial loans [1]	9,900,056	476,678	4.81%	9,057,210	441,762	4.88%	7,084,753	373,888	5.28%
Consumer and other loans	993,082	44,614	4.49%	948,379	44,559	4.70%	881,726	44,667	5.07%
Total loans [2]	11,803,438	564,592	4.78%	11,011,590	532,713	4.84%	8,932,032	465,454	5.21%
Tax-exempt investment securities [3]	1,584,313	59,713	3.77%	1,306,640	52,201	4.00%	917,454	38,195	4.16%
Taxable investment securities [4]	6,512,202	75,553	1.16%	2,746,855	59,027	2.15%	1,935,215	56,258	2.91%
Total earning assets	19,899,953	699,858	3.52%	15,065,085	643,941	4.27%	11,784,701	559,907	4.75%
Goodwill and intangibles	683,000			564,603			410,561
Non-earning assets	850,742			784,075			611,788
Total assets	$21,433,695			$16,413,763			$12,807,050
Liabilities
Non-interest bearing deposits	$6,544,843	$—	—%	$4,772,386	$—	—%	$3,323,641	$—	—%
NOW and DDA accounts	4,325,071	2,737	0.06%	3,094,675	2,849	0.09%	2,447,037	4,196	0.17%
Savings accounts	2,493,174	771	0.03%	1,737,272	742	0.04%	1,420,682	1,022	0.07%
Money market deposit accounts	3,144,507	3,914	0.12%	2,356,508	5,077	0.22%	1,787,149	5,385	0.30%
Certificate accounts	976,894	4,643	0.48%	986,126	8,568	0.87%	923,840	9,257	1.00%
Wholesale deposits [5]	31,103	70	0.22%	78,283	384	0.49%	137,442	3,420	2.49%
Repurchase agreements	994,968	2,302	0.23%	783,101	3,601	0.94%	470,351	3,694	0.79%
FHLB advances	—	—	—%	79,277	733	0.91%	265,712	9,023	3.35%
Subordinated debentures and other borrowed funds	166,386	4,121	2.48%	172,104	5,361	3.11%	154,891	6,776	4.37%
Total interest bearing liabilities	18,676,946	18,558	0.10%	14,059,732	27,315	0.19%	10,930,745	42,773	0.39%
Other liabilities	186,068			162,079			123,002
Total liabilities	18,863,014			14,221,811			11,053,747
Stockholders’ Equity
Common stock	993			949			883
Paid-in capital	1,708,271			1,474,359			1,208,772
Retained earnings	772,300			604,796			510,601
Accumulated other comprehensive income (loss)	89,117			111,848			33,047
Total stockholders’ equity	2,570,681			2,191,952			1,753,303
Total liabilities and stockholders’ equity	$21,433,695			$16,413,763			$12,807,050
Net interest income (tax-equivalent)		$681,300			$616,626			$517,134
Net interest spread (tax-equivalent)			3.42%			4.08%			4.36%
Net interest margin (tax-equivalent)			3.42%			4.09%			4.39%
______________________________
1Includes tax effect of $5.6 million, $5.3 million and $4.8 million on tax-exempt municipal loan and lease income for the years ended December 31, 2021, 2020 and 2019, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $12.2 million, $10.5 million and $7.8 million on tax-exempt debt securities income for the years ended December 31, 2021, 2020 and 2019, respectively.
4Includes tax effect of $1.0 million, $1.1 million and $1.1 million on federal income tax credits for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	Year ended December 31,			Year ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$(4,413)	1,321	(3,092)	1,964	(2,471)	(507)
Commercial loans (tax-equivalent)	39,791	(4,874)	34,917	105,403	(37,528)	67,875
Consumer and other loans	1,972	(1,917)	55	3,508	(3,616)	(108)
Investment securities (tax-equivalent)	110,940	(86,900)	24,040	39,760	(22,987)	16,773
Total interest income	148,290	(92,370)	55,920	150,635	(66,602)	84,033
Interest expense
NOW and DDA accounts	1,122	(1,233)	(111)	1,125	(2,471)	(1,346)
Savings accounts	319	(290)	29	231	(511)	(280)
Money market deposit accounts	1,679	(2,843)	(1,164)	1,735	(2,043)	(308)
Certificate accounts	(103)	(3,821)	(3,924)	651	(1,340)	(689)
Wholesale deposits	(232)	(83)	(315)	(1,467)	(1,570)	(3,037)
Repurchase agreements	962	(2,260)	(1,298)	2,473	(2,565)	(92)
FHLB advances	(733)	—	(733)	(6,324)	(1,966)	(8,290)
Repurchase agreements and other borrowed funds	(193)	(1,048)	(1,241)	773	(2,189)	(1,416)
Total interest expense	2,821	(11,578)	(8,757)	(803)	(14,655)	(15,458)
Net interest income (tax-equivalent)	$145,469	(80,792)	64,677	151,438	(51,947)	99,491

Net interest income (tax-equivalent) increased $64.7 million for the year ended December 31, 2021 compared to the same period in 2020. The interest income for 2021 increased over the same period last year primarily from the acquisition of Alta, increased volume in commercial loans and investment securities. The growth in the investment securities was the result of security purchases utilizing the $1.623 billion of cash received from the Alta acquisition, excess liquidity from the increase in core deposits, and SBA forgiveness of PPP loans. Total interest expense decreased from the prior year primarily from the decreased rates on deposits.

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

Critical Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP often requires management to use significant judgments as well as subjective and/or complex measurements in making estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. The Company considers its accounting policies for the ACL, goodwill and fair value measurements to be critical accounting policies. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ significantly if different judgments or estimates were applied. The following describes why the estimates are subject to uncertainty, the estimated change in the reported periods, and the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying the calculation.

Allowance for Credit Losses
The allowance for credit losses for loans receivable represents management’s estimate of credit losses over the expected contractual life of the loan portfolio. Determining the adequacy of the allowance is complex and requires a high degree of judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in those future period which is why there is such a high degree of uncertainty. Such factors or assumptions include loan volumes, delinquency status, credit ratings, historical loss experiences, estimated prepayment speeds, weighted average lives and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. As a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of sensitivity to the reported amounts. For information regarding the ACL for loans receivable, its relation to the provision for credit losses and risk related to asset quality, and the estimated change during the reported periods, see the section captioned “Allowance for Credit Losses - Loans Receivable” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Goodwill
The Company is required to assess goodwill for impairment on an annual basis, or more frequently if determined necessary. Goodwill of a reporting unit is tested for impairment if an event is more-likely-than-not to reduce the fair value of a reporting unit below its carrying amount. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. The estimate is considered to have a low amount of uncertainty unless there is an event that significantly lowers the goodwill fair value estimate. Examples of events and circumstances include: significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, a more likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and the testing for recoverability of a significant asset group within a reporting unit. There were no changes to the Company’s assessment or reported amounts during 2021. For information on goodwill, see Notes 1 and 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Fair Value Measurements
Fair value measurement estimates are used for certain recorded and disclosed financial instruments on a recurring and non-recurring basis. Such estimates utilize a variety of assumptions which are subject to uncertainty. Certain fair value measurements have a higher degree of sensitivity of the reported amount to the methods, assumptions and estimates underlying the calculation. For information on fair value measurements and the estimated changes during the reporting periods, see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that may have had a material impact on the Company that became effective during 2021 or 2020 includes amendments to:

•FASB ASC Topic 326, Financial Instruments - Credit Losses
•FASB ASC Topic 350, Simplifying the Test for Goodwill

There is no authoritative accounting guidance which is pending adoption at December 31, 2021, that is expected to have a material impact on the Company.

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

Interest Rate Risk
Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from many factors and could have a significant impact on the Company’s net interest income, which is the Company’s primary source of net income. Net interest income is affected by a myriad of variables, including changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of the interest fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.
Although interest rate risk is inherent in the banking industry, banks are expected to have sound risk management practices in place to measure, monitor and control interest rate exposures. The objective of interest rate risk management is to appropriately manage the risks associated with interest rate fluctuations. The process includes identification and management of the sensitivity of net interest income to changing interest rates.
The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Company’s Board. The Board delegates responsibility for carrying out the asset/liability management policies to ALCO. In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities which are focused on managing earnings, particularly net interest income, relative to acceptable levels of interest rate, liquidity and credit/capital risks. Accordingly, an important goal of the Company’s asset and liability management practices is to manage its existing and prospective levels of net interest income within an acceptable degree of interest rate risk based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2021. The Company’s NII sensitivity remained within policy limits at December 31, 2021.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-100 bps Rate shock	(5.87%)	(8.33%)
+100 bps Rate shock	4.87%	7.35%
+200 bps Rate shock	8.82%	13.41%
+200 bps Rate ramp	4.63%	9.18%
+300 bps Rate shock	9.39%	16.05%
+400 bps Rate shock	5.56%	14.20%
+400 bps Rate ramp	5.25%	10.14%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. Growth in the Company’s core deposit franchise, updated deposit pricing assumptions, and other balance sheet changes including the acquisition of Alta over the past year have increased the degree of measured asset sensitivity and thus well positioned the Company for a higher interest rate environment. It is important to note that these hypothetical estimates are based upon numerous assumptions that are specific to our Company and thus may not be directly comparable to other institutions. These assumptions include: the nature and timing of interest rate levels including, but not limited to, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated, or required to be communicated, to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board (FAB) Accounting Standards Update (ASU) No. 2016-13, Topic 326, Financial Instruments – Credit Losses, on January 1, 2020, which significantly changed the loan and allowance for credit losses (ACL) accounting and related financial statement disclosures. The Company’s consolidated ACL was approximately $173 million at December 31, 2021. The ACL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that the Company is unlikely to recover. The determination of the ACL includes a quantitative portion that calculates historical average loss rates and uses forecast assumptions and other inputs to project credit losses over the life of the loan portfolio. Additionally, the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust the ACL for projected credit losses that the quantitative allocations portion does not factor into its consideration. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ACL.

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

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls, including those related to technology over the ACL including data completeness and accuracy, classifications of loan segments, historical data, the calculation of baseline loss rates, the establishment of qualitative adjustments, identification of individually evaluated loans and risk classification of individual loans and/or loan relationships, establishment of specific reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole
•Testing of completeness and accuracy of the information utilized in the ACL through testing of year-end loan balances, non-accrual and individually evaluated loan designations, gross charge-offs and recoveries
•Testing of the Company’s ACL narrative supporting the overall ACL process in place and adjusted loss factors applied to various loan segments
•Testing of the economic inputs utilized to generate the economic forecast multipliers utilized within the quantitative portion of the ACL
•Testing the Company’s ACL model for computational accuracy
•Evaluating the qualitative adjustments to the loan segments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions
•Testing the loan review functions and evaluating the accuracy of loan grades, specific reserve calculations, and non-accrual and collateral-dependent identifications
•Utilizing internal subject matter experts in the area of loan review to assist us in evaluating the appropriateness of loan grades, non-accrual and collateral dependent loan identifications and to assess the reasonableness of specific impairments allocated to impaired loans
•Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within the banking industry, including, but not limited to, the following:
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

Merger and Acquisition

As described in Note 23 to the consolidated financial statements, the Company consummated the acquisition of a bank holding company during the year ended December 31, 2021, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $471 million being recognized on the Company’s consolidated statement of financial condition. As part of the acquisition consummated during the year, management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

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

The primary procedures we performed to address this critical audit matter included:

•Obtaining and reviewing executed Plan and Agreement of Merger document to gain an understanding of the underlying terms of the consummated acquisition
•Obtaining and reviewing management’s purchase accounting checklist to gain an understanding of procedures performed to identify and value the acquired assets and liabilities
•Testing management’s purchase accounting analysis, focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to the identified assets acquired and liabilities assumed
•Obtaining valuation estimates prepared by the Company’s valuation specialist and challenging management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied and valuation models utilized by the Company’s valuation specialist
•Utilization of BKD’s internal valuation specialists to assist with evaluating the related fair value purchase price allocations made to the identified assets acquired and liabilities assumed
•Testing the goodwill calculation resulting from the acquisition consummated, which is the difference between the total net consideration paid and the fair value of the net assets acquired
•Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings

We have served as the Company’s auditor since 2005.

/s/ BKD, LLP

Denver, Colorado
February 23, 2022

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on Internal Control Over Financial Reporting

We have audited Glacier Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired 100% of the outstanding shares of Altabancorp’s common stock, including its wholly-owned subsidiary, Altabank, in October 2021, and management excluded the Acquired Business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The Acquired Business represented 16% percent and 4% percent of the Company’s total consolidated assets and total consolidated net interest income, respectively, as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Denver, Colorado
February 23, 2022

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2021	December 31, 2020
Assets
Cash on hand and in banks	$198,087	227,108
Interest bearing cash deposits	239,599	406,034
Cash and cash equivalents	437,686	633,142
Debt securities, available-for-sale	9,170,849	5,337,814
Debt securities, held-to-maturity	1,199,164	189,836
Total debt securities	10,370,013	5,527,650
Loans held for sale, at fair value	60,797	166,572
Loans receivable	13,432,031	11,122,696
Allowance for credit losses	(172,665)	(158,243)
Loans receivable, net	13,259,366	10,964,453
Premises and equipment, net	372,597	325,335
Other real estate owned and foreclosed assets	18	1,744
Accrued interest receivable	76,673	75,497
Deferred tax asset	27,693	—
Core deposit intangible, net	52,259	55,509
Goodwill	985,393	514,013
Non-marketable equity securities	10,020	10,023
Bank-owned life insurance	167,671	123,763
Other assets	120,459	106,505
Total assets	$25,940,645	18,504,206
Liabilities
Non-interest bearing deposits	$7,779,288	5,454,539
Interest bearing deposits	13,557,961	9,342,990
Securities sold under agreements to repurchase	1,020,794	1,004,583
Other borrowed funds	44,094	33,068
Subordinated debentures	132,620	139,959
Accrued interest payable	2,409	3,305
Deferred tax liability	—	23,860
Other liabilities	225,857	194,861
Total liabilities	22,763,023	16,197,165
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	1,107	954
Paid-in capital	2,338,814	1,495,053
Retained earnings - substantially restricted	810,342	667,944
Accumulated other comprehensive income	27,359	143,090
Total stockholders’ equity	3,177,622	2,307,041
Total liabilities and stockholders’ equity	$25,940,645	18,504,206
Number of common stock shares issued and outstanding	110,687,533	95,426,364

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2021	December 31, 2020	December 31, 2019
Interest Income
Investment securities	$122,099	99,616	85,504
Residential real estate loans	43,300	46,392	46,899
Commercial loans	471,061	436,497	369,107
Consumer and other loans	44,614	44,559	44,667
Total interest income	681,074	627,064	546,177
Interest Expense
Deposits	12,135	17,620	23,280
Securities sold under agreements to repurchase	2,303	3,601	3,694
Federal Home Loan Bank advances	—	733	9,023
Other borrowed funds	713	646	215
Subordinated debentures	3,407	4,715	6,561
Total interest expense	18,558	27,315	42,773
Net Interest Income	662,516	599,749	503,404
Provision for credit losses	23,076	39,765	57
Net interest income after provision for credit losses	639,440	559,984	503,347
Non-Interest Income
Service charges and other fees	59,317	52,503	67,934
Miscellaneous loan fees and charges	12,038	7,344	5,313
Gain on sale of loans	63,063	99,450	34,064
(Loss) gain on sale of debt securities	(638)	1,139	14,415
Other income	11,040	12,431	9,048
Total non-interest income	144,820	172,867	130,774
Non-Interest Expense
Compensation and employee benefits	270,644	253,047	222,753
Occupancy and equipment	39,394	37,673	34,497
Advertising and promotions	11,949	10,201	10,621
Data processing	23,470	21,132	17,392
Other real estate owned and foreclosed assets	236	923	1,105
Regulatory assessments and insurance	8,249	4,656	3,771
Loss on termination of hedging activities	—	—	13,528
Core deposit intangible amortization	10,271	10,370	8,485
Other expenses	70,609	66,809	62,775
Total non-interest expense	434,822	404,811	374,927
Income Before Income Taxes	349,438	328,040	259,194
Federal and state income tax expense	64,681	61,640	48,650
Net Income	$284,757	266,400	210,544
Basic earnings per share	$2.87	2.81	2.39
Diluted earnings per share	$2.86	2.81	2.38
Dividends declared per share	$1.37	1.33	1.31
Average outstanding shares - basic	99,313,255	94,883,864	88,255,290
Average outstanding shares - diluted	99,398,250	94,932,353	88,385,775
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net Income	$284,757	266,400	210,544
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gains on available-for-sale securities	(151,426)	139,208	77,158
Reclassification adjustment for losses included in net income	(790)	(1,138)	(14,423)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	(3,551)	—	—
Tax effect	39,362	(34,853)	(15,896)
Net of tax amount	(116,405)	103,217	46,839
Cash Flow Hedge:
Unrealized gains (losses) on derivatives used for cash flow hedges	901	(472)	(7,047)
Reclassification adjustment for gains (losses) included in net income	—	—	10,816
Tax effect	(227)	119	(955)
Net of tax amount	674	(353)	2,814
Total other comprehensive (loss) income, net of tax	(115,731)	102,864	49,653
Total Comprehensive Income	$169,026	369,264	260,197
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Comp-rehensive Income (Loss)
	Shares	Amount				Total
Balance at January 1, 2019	84,521,692	$845	1,051,253	473,183	(9,427)	1,515,854
Net income	—	—	—	210,544	—	210,544
Other comprehensive income	—	—	—	—	49,653	49,653
Cash dividends declared ($1.31 per share)	—	—	—	(117,563)	—	(117,563)
Stock issued in connection with acquisitions	7,519,617	75	316,463	—	—	316,538
Stock issuances under stock incentive plans	248,441	3	(3)	—	—	—
Stock-based compensation and related taxes	—	—	10,821	—	—	10,821
Cumulative-effect of accounting changes	—	—	—	(25,114)	—	(25,114)
Balance at December 31, 2019	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	266,400	—	266,400
Other comprehensive income	—	—	—	—	102,864	102,864
Cash dividends declared ($1.33 per share)	—	—	—	(127,159)	—	(127,159)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	129,570	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,417	—	—	4,417
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at December 31, 2020	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	284,757	—	284,757
Other comprehensive loss	—	—	—	—	(115,731)	(115,731)
Cash dividends declared ($1.37 per share)	—	—	—	(142,359)	—	(142,359)
Stock issued in connection with acquisitions	15,173,482	152	839,701	—	—	839,853
Stock issuances under stock incentive plans	87,687	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,061	—	—	4,061
Balance at December 31, 2021	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating Activities
Net income	$284,757	266,400	210,544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,076	39,765	57
Net amortization of debt securities	47,299	16,893	12,985
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(17,881)	(57,627)	(3,712)
Amortization of debt modification costs	—	—	4,630
Origination of loans held for sale	(1,550,787)	(2,070,843)	(983,988)
Proceeds from loans held for sale	1,797,566	2,093,549	985,345
Gain on sale of loans	(63,063)	(99,450)	(34,064)
Loss (gain) on sale of debt securities	638	(1,139)	(14,415)
Bank-owned life insurance income, net	(2,873)	(2,724)	(2,245)
Stock-based compensation, net of tax benefits	4,349	3,629	7,475
Depreciation and amortization of premises and equipment	21,768	20,420	18,592
(Gain) loss on sale and write-downs of other real estate owned, net	(105)	139	73
Deferred tax benefit	(9,095)	(6,863)	(356)
Amortization of core deposit intangibles	10,271	10,370	8,485
Amortization of investments in variable interest entities	13,457	11,282	9,700
Net decrease (increase) in accrued interest receivable	5,118	(17,663)	1,899
Net decrease (increase) in other assets	8,188	(20,926)	5,078
Net (decrease) increase in accrued interest payable	(1,222)	(1,507)	312
Net increase in other liabilities	588	5,840	254
Net cash provided by operating activities	572,049	189,545	226,649
Investing Activities
Sales of available-for-sale debt securities	—	—	712,113
Maturities, prepayments and calls of available-for-sale debt securities	1,453,049	758,879	711,838
Purchases of available-for-sale debt securities	(6,315,164)	(3,254,912)	(1,224,231)
Maturities, prepayments and calls of held-to-maturity debt securities	48,955	32,735	58,750
Purchases of held-to-maturity debt securities	(222,695)	—	—
Principal collected on loans	6,529,504	4,732,941	3,250,220
Loan originations	(7,000,632)	(5,864,038)	(3,623,548)
Net additions to premises and equipment	(9,436)	(11,717)	(16,398)
Proceeds from sale of other real estate owned	3,313	5,572	4,670
Proceeds from redemption of non-marketable equity securities	4,218	76,618	118,516
Purchases of non-marketable equity securities	(2)	(71,399)	(97,597)
Proceeds from bank-owned life insurance	2,112	—	—
Investments in variable interest entities	(22,640)	(12,088)	(16,348)
Net cash received from acquisitions	1,622,717	43,713	79,333
Net cash used in investing activities	(3,906,701)	(3,563,696)	(42,682)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Financing Activities
Net increase in deposits	$3,266,304	3,418,199	285,856
Net increase in securities sold under agreements to repurchase	16,211	427,510	172,264
Net decrease in short-term Federal Home Loan Bank advances	—	(30,000)	(255,000)
Proceeds from long-term Federal Home Loan Bank advances	—	30,000	—
Repayments of long-term Federal Home Loan Bank advances	—	(38,589)	(151,160)
Net increase in other borrowed funds	3,526	564	14,109
Cash dividends paid	(145,557)	(131,263)	(124,468)
Tax withholding payments for stock-based compensation	(1,553)	(1,082)	(1,293)
Proceeds from stock option exercises	265	993	2,896
Net cash provided by (used in) financing activities	3,139,196	3,676,332	(56,796)
Net (decrease) increase in cash, cash equivalents and restricted cash	(195,456)	302,181	127,171
Cash, cash equivalents and restricted cash at beginning of period	633,142	330,961	203,790
Cash, cash equivalents and restricted cash at end of period	$437,686	633,142	330,961
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$19,779	28,822	42,461
Cash paid during the period for income taxes	67,306	63,021	36,817
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$844,020	—	—
Sale and refinancing of other real estate owned	—	215	7
Transfer of loans to other real estate owned	1,482	2,076	2,349
Right-of-use assets obtained in exchange for operating lease liabilities	801	7,406	9,948
Dividends declared during the period but not paid	11,352	14,572	18,686
Acquisitions
Fair value of common stock shares issued	839,853	112,133	316,538
Cash consideration	9	13,721	16,424
Fair value of assets acquired	4,131,662	745,420	1,357,099
Liabilities assumed	3,291,800	619,566	1,024,137

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank, which consists of seventeen bank divisions and a corporate division. The corporate division includes the Bank’s investment portfolio, wholesale borrowings and other centralized functions. The Bank divisions operate under separate names, management teams and advisory directors. The Company considers the Bank to be its sole operating segment as the Bank 1) engages in similar bank business activity from which it earns revenues and incurs expenses; 2) the operating results of the Bank are regularly reviewed by the Chief Executive Officer (“CEO”) (i.e., the chief operating decision maker) who makes decisions about resources to be allocated to the Bank; and 3) financial information is available for the Bank. All significant inter-company transactions have been eliminated in consolidation.

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

On October 1, 2021, the Company completed the acquisition of Altabancorp, the bank holding company for Altabank, a community bank based in American Fork, Utah (collectively, “Alta”). In February 2020, the Company completed the acquisition of State Bank Corp., the bank holding company for State Bank of Arizona, a community bank based in Lake Havasu City, Arizona (collectively, “SBAZ”). In July 2019, the Company completed the acquisition of Heritage Bancorp, the bank holding company for Heritage Bank of Nevada, a community bank based in Reno, Nevada (collectively, “Heritage”). In April 2019, the Company completed the acquisition of FNB Bancorp, the holding company for The First National Bank of Layton, a community bank based in Layton, Utah (collectively, “FNB”). The business combinations were accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition dates. For additional information relating to recent mergers and acquisitions, see Note 23.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the FRB temporarily reduced the reserve requirement due to the coronavirus disease of 2019 (“COVID-19”). The required reserve balance at December 31, 2021 was $0.

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

The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. Loans that are intended at origination to be held-to-maturity, are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest or straight-line methods. The interest method is utilized for loans with scheduled payment terms and the objective is to calculate periodic interest income at a constant effective yield. The straight-line method is utilized for revolving lines of credit or loans with no scheduled payment terms. When a loan is paid off prior to maturity, the remaining unamortized fees and costs on originated loans and unamortized premiums or discounts on acquired loans are immediately recognized as interest income.

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

Loans that Share Similar Risk Characteristics with other Loans. For estimating the allowance for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the ACL, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type which is further segregated by the credit quality indicators. This model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment (calculated through an “open pool” method), multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. The annual historical loss rates are adjusted over a reasonable economic forecast period by a multiplier that is calculated based upon current national economic forecasts as a proportion of each segment’s historical average loss levels. The Company will then revert from the economic forecast period back to the historical average loss rate in a straight-line basis. After the reversion period, the loans will be assumed to experience their historical loss rate for the remainder of their contractual lives. The model applies the expected loss rate over the projected cash flows at the individual loan level and then aggregates the losses by loan segment in determining their quantitative allowance. The Company will also include qualitative adjustments to adjust the ACL on loan segments to the extent the current or future market conditions are believed to vary substantially from historical conditions in regards to:
•lending policies and procedures;
•international, national, regional and local economic business conditions, developments, or environmental conditions that affect the collectability of the portfolio, including the condition of various markets;
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law which includes many provisions that impact the Company and its customers. The banking regulatory agencies have encouraged banks to work with borrowers who have been impacted by COVID-19 and the CARES Act, along with related regulatory guidance, allows banks to not designate certain modifications as TDRs that otherwise may have been classified as TDRs. In general, in order to qualify for such treatment, the modifications need to be short-term and made on a good faith basis in response to the COVID-19 pandemic to borrowers who were previously deemed current as outlined in the regulatory guidance. The Company has made such modifications to assist borrowers impacted by the COVID-19 pandemic.

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
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank or for unfunded amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the income statement line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Provision for credit loss loans	16,380	37,637	57
Provision for credit loss unfunded	6,696	2,128	—
Total provision for credit losses	23,076	39,765	57

There was no provision for credit losses on debt securities for the years ended December 31, 2021, 2020, and 2019, respectively.
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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2021 and 2020, no long-lived assets were considered materially impaired.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $65,194,000, $54,520,000, and $69,877,000 for the years ended December 31, 2021, 2020, and 2019, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2021 and 2020 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Comprehensive Income
Comprehensive income consists of net income and OCI. OCI includes unrealized gains and losses, net of tax effect, on available-for-sale securities, including transferred debt securities, and derivatives used for cash flow hedges. For additional information relating to OCI, see Note 17.

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

Accounting Guidance Adopted in 2021
The ASC is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. There were no ASU’s adopted in 2021 and no recently issued but not effective ASU’s pending adoption at December 31, 2021 that could have a material effect on the Company’s financial position or results of operations.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$1,356,171	174	(9,596)	1,346,749
U.S. government sponsored enterprises	241,687	2	(996)	240,693
State and local governments	461,414	27,567	(123)	488,858
Corporate bonds	175,697	5,072	(17)	180,752
Residential mortgage-backed securities	5,744,505	9,420	(54,266)	5,699,659
Commercial mortgage-backed securities	1,195,949	25,882	(7,693)	1,214,138
Total available-for-sale	9,175,423	68,117	(72,691)	9,170,849
Held-to-maturity
State and local governments	1,199,164	22,878	(1,159)	1,220,883
Total held-to-maturity	1,199,164	22,878	(1,159)	1,220,883
Total debt securities	$10,374,587	90,995	(73,850)	10,391,732

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$38,568	287	(267)	38,588
U.S. government sponsored enterprises	9,747	34	—	9,781
State and local governments	1,321,763	94,974	(54)	1,416,683
Corporate bonds	336,867	12,239	(8)	349,098
Residential mortgage-backed securities	2,261,463	27,631	(4)	2,289,090
Commercial mortgage-backed securities	1,177,458	57,575	(459)	1,234,574
Total available-for-sale	5,145,866	192,740	(792)	5,337,814
Held-to-maturity
State and local governments	189,836	13,380	—	203,216
Total held-to-maturity	189,836	13,380	—	203,216
Total debt securities	$5,335,702	206,120	(792)	5,541,030

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2021. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$54,460	54,824	1,432	1,445
Due after one year through five years	1,143,487	1,146,529	29,286	30,932
Due after five years through ten years	815,328	816,598	91,688	96,253
Due after ten years	221,694	239,101	1,076,758	1,092,253
	2,234,969	2,257,052	1,199,164	1,220,883
Mortgage-backed securities [1]	6,940,454	6,913,797	—	—
Total	$9,175,423	9,170,849	1,199,164	1,220,883
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Available-for-sale
Proceeds from sales and calls of debt securities	$188,431	240,521	928,710
Gross realized gains [1]	984	1,400	18,936
Gross realized losses [1]	(194)	(262)	(4,513)
Held-to-maturity
Proceeds from calls of debt securities	48,475	32,735	58,750
Gross realized gains [1]	3	1	2
Gross realized losses [1]	(1,431)	—	(10)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

At December 31, 2021 and 2020, the Company had debt securities with carrying values of $2,687,652,000 and $2,169,967,000, respectively, pledged as collateral to FHLB, FRB, securities sold under agreements to repurchase (“repurchase agreements”), and for deposits of several state and local government units.

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

	December 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	50	$1,329,399	(9,344)	5,457	(252)	1,334,856	(9,596)
U.S. government sponsored enterprises	11	239,928	(996)	—	—	239,928	(996)
State and local governments	10	11,080	(83)	1,760	(40)	12,840	(123)
Corporate bonds	3	12,483	(17)	—	—	12,483	(17)
Residential mortgage-backed securities	151	5,335,632	(53,434)	53,045	(832)	5,388,677	(54,266)
Commercial mortgage-backed securities	38	302,784	(3,316)	126,798	(4,377)	429,582	(7,693)
Total available-for-sale	263	$7,231,306	(67,190)	187,060	(5,501)	7,418,366	(72,691)

	December 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	18	$13,814	(258)	726	(9)	14,540	(267)
State and local governments	6	3,121	(54)	—	—	3,121	(54)
Corporate bonds	3	5,500	(8)	—	—	5,500	(8)
Residential mortgage-backed securities	14	2,354	(4)	27	—	2,381	(4)
Commercial mortgage-backed securities	5	120,741	(459)	—	—	120,741	(459)
Total available-for-sale	46	$145,530	(783)	753	(9)	146,283	(792)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at December 31, 2021 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at December 31, 2021 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of December 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on available-for-sale debt securities totaled $18,788,000 and $20,215,000 at December 31, 2021 and December 31, 2020, respectively, and was excluded from the estimate of credit losses.

During the period ended December 31, 2021, the Company acquired available-for-sale debt securities from the secondary market and through the Altabank acquisition. Such securities were evaluated and it was determined there were no PCD securities, so no allowance for credit losses was recorded.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2021, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of December 31, 2021, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at December 31, 2021. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	December 31, 2021	December 31, 2020
Held-to-maturity
S&P: AAA / Moody’s: Aaa	$316,899	39,022
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	841,616	123,664
S&P: A+, A, A- / Moody’s: A1, A2, A3	39,078	27,150
Not rated by either entity	1,571	—
Total held-to-maturity	$1,199,164	189,836

The Company’s held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s held-to-maturity debt securities at December 31, 2021 have been determined to be investment grade.

As of December 31, 2021 and December 31, 2020, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $8,737,000 and $1,728,000 at December 31, 2021 and December 31, 2020, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at December 31, 2021 or December 31, 2020.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Residential real estate	$1,051,883	802,508
Commercial real estate	8,630,831	6,315,895
Other commercial	2,664,190	3,054,817
Home equity	736,288	636,405
Other consumer	348,839	313,071
Loans receivable	13,432,031	11,122,696
Allowance for credit losses	(172,665)	(158,243)
Loans receivable, net	$13,259,366	10,964,453
Net deferred origination (fees) costs included in loans receivable	$(21,667)	(26,709)
Net purchase accounting (discounts) premiums included in loans receivable	$(25,166)	(17,091)
Accrued interest receivable on loans	$49,133	53,538

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

Other than purchases through bank acquisitions, the Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during 2021 and 2020.

At December 31, 2021, the Company had loans of $7,948,796,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2021 and 2020. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2021.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2021 and 2020 was $112,127,000 and $77,634,000, respectively. During 2021, net new loans to such related parties were $56,937,000 and repayments were $22,444,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Year ended December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Acquisitions	371	—	309	62	—	—
Provision for credit losses	16,380	6,517	28,996	(23,444)	186	4,125
Charge-offs	(11,594)	(38)	(279)	(4,826)	(45)	(6,406)
Recoveries	9,265	375	1,876	3,778	243	2,993
Balance at end of period	$172,665	16,458	117,901	24,703	8,566	5,037

	Year ended December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—	—	—
Provision for credit losses	37,637	(4,131)	9,324	29,812	(27)	2,659
Charge-offs	(13,808)	(21)	(3,497)	(4,860)	(384)	(5,046)
Recoveries	6,155	61	1,094	1,811	256	2,933
Balance at end of period	$158,243	9,604	86,999	49,133	8,182	4,325

	Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$131,239	10,631	72,448	38,160	5,811	4,189
Provision for credit losses	57	(163)	(2,704)	(23)	(863)	3,810
Charge-offs	(15,178)	(608)	(2,460)	(4,189)	(90)	(7,831)
Recoveries	8,372	251	2,212	2,181	79	3,649
Balance at end of period	$124,490	10,111	69,496	36,129	4,937	3,817

As a result of the adoption of the current expected credit loss (“CECL”) accounting standard, the Company adjusted the January 1, 2020 ACL balances within each loan segment to reflect the changes from the incurred loss model to the current expected credit loss model which resulted in increases and decreases in each loan segment based on, among other factors, quantitative and qualitative assumptions and the economic forecast to estimate the provision for credit losses over the expected life of the loans. During the year ended December 31, 2021, the ACL increased primarily as a result of the $18,056,000 provision for credit losses recorded as a result of the Alta acquisition. During the year ended December 31, 2020, primarily as a result of the COVID-19 pandemic, there was a significant increase in the overall ACL and increases and decreases within certain loan segments. In addition, during 2020 the acquisition of SBAZ resulted in a $4,794,000 increase in the ACL due to the provision for credit losses recorded subsequent to the acquisition date. The COVID-19 pandemic significantly adjusted the economic forecast used in the ACL model including a significant increase in national and regional unemployment rates and a significant decrease in the gross domestic product (“GDP”).

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the year ended December 31, 2021, there have been no significant changes to the types of collateral securing collateral-dependent loans.

During the year ended December 31, 2021, the Company acquired loans through the Alta acquisition. Such loans were evaluated at acquisition date and it was determined there were PCD loans totaling $58,576,000 with an ACL of $371,000. There was also a premium associated with such loans of $840,000, which was attributable to changes in interest rates and other factors such as liquidity as of acquisition date.

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

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$38,081	2,132	26,063	5,464	1,582	2,840
Accruing loans 60-89 days past due	12,485	457	9,537	1,652	512	327
Accruing loans 90 days or more past due	17,141	223	15,345	1,383	57	133
Non-accrual loans with no ACL	28,961	2,162	20,040	4,563	1,712	484
Non-accrual loans with ACL	21,571	255	448	20,765	99	4
Total past due and non-accrual loans	118,239	5,229	71,433	33,827	3,962	3,788
Current loans receivable	13,313,792	1,046,654	8,559,398	2,630,363	732,326	345,051
Total loans receivable	$13,432,031	1,051,883	8,630,831	2,664,190	736,288	348,839

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,123	6,058	3,854	4,039	2,130	1,042
Accruing loans 60-89 days past due	5,598	584	2,299	809	756	1,150
Accruing loans 90 days or more past due	1,725	934	231	293	135	132
Non-accrual loans with no ACL	29,532	3,129	14,030	9,231	2,664	478
Non-accrual loans with ACL	2,432	274	1,787	278	49	44
Total past due and non-accrual loans	56,410	10,979	22,201	14,650	5,734	2,846
Current loans receivable	11,066,286	791,529	6,293,694	3,040,167	630,671	310,225
Total loans receivable	$11,122,696	802,508	6,315,895	3,054,817	636,405	313,071

The Company had $660,000 and $832,000 of interest reversed on non-accrual loans during the year ended December 31, 2021 and December 31, 2020, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2021, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$25,182	—	57	25,125	—	—
Residential real estate	4,625	2,369	280	115	1,694	167
Other real estate	32,093	48	30,996	597	116	336
Other	1,525	—	—	1,241	—	284
Total	$63,425	2,417	31,333	27,078	1,810	787

	December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$4,325	—	37	4,288	—	—
Residential real estate	7,148	3,338	1,043	198	2,513	56
Other real estate	16,127	64	14,738	1,086	200	39
Other	36,855	—	—	36,469	—	386
Total	$64,455	3,402	15,818	42,041	2,713	481

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. There were no TDRs that occurred during the year ended December 31, 2021 that subsequently defaulted. The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	12	1	5	3	1	2
Pre-modification recorded balance	$2,442	210	1,473	554	54	151
Post-modification recorded balance	$2,442	210	1,473	554	54	151

	Year ended December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	16	1	10	4	1	—
Pre-modification recorded balance	$14,945	210	13,392	1,304	39	—
Post-modification recorded balance	$14,945	210	13,392	1,304	39	—
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$145	—	145	—	—	—

	Year ended December 31, 2019
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	18	1	6	6	2	3
Pre-modification recorded balance	$18,508	117	8,524	9,382	214	271
Post-modification recorded balance	$18,476	123	8,524	9,364	214	251
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$106	—	106	—	—	—

The modifications for the loans designated as TDRs during the years ended December 31, 2021, 2020 and 2019 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,628,000, $2,278,000 and $2,992,000 for the years ended December 31, 2021, 2020 and 2019, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial for the year ended December 31, 2021, commercial real estate for the year ended December 31, 2020, and residential real estate for the year ended December 31, 2019. At December 31, 2021 and 2020, the Company had $102,000 and $548,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2021 and 2020, the Company had $0 and $273,000, respectively, of OREO secured by residential real estate properties.

There were $1,054,000 and $817,000 of additional unfunded commitments on TDRs outstanding at December 31, 2021 and 2020, respectively. The amount of charge-offs on TDRs during 2021, 2020 and 2019 was $0, $453,000 and $709,000, respectively.

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

	December 31, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021	$2,679,564	2,677,540	—	2,024	—
2020	1,512,845	1,499,895	—	12,950	—
2019	952,039	919,091	—	32,948	—
2018	808,275	788,292	—	19,983	—
2017	665,733	624,018	—	41,715	—
Prior	1,677,875	1,621,819	—	56,030	26
Revolving loans	334,500	332,696	—	1,803	1
Total	$8,630,831	8,463,351	—	167,453	27
Other commercial loans [1]
Term loans by origination year
2021	$751,151	746,709	—	4,442	—
2020	429,500	420,547	—	8,952	1
2019	235,591	226,614	—	8,974	3
2018	188,009	179,679	—	8,329	1
2017	209,287	207,509	—	1,775	3
Prior	312,852	297,926	—	14,275	651
Revolving loans	537,800	507,258	—	30,526	16
Total	$2,664,190	2,586,242	—	77,273	675
______________________________
1 Includes PPP loans.

	December 31, 2020
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2020	$1,496,094	1,490,947	—	5,147	—
2019	1,077,461	1,069,503	—	7,958	—
2018	914,506	874,673	—	39,833	—
2017	723,448	696,371	—	27,077	—
2016	496,275	481,392	—	14,883	—
Prior	1,488,281	1,450,596	—	37,574	111
Revolving loans	119,830	116,548	—	3,282	—
Total	$6,315,895	6,180,030	—	135,754	111
Other commercial loans [1]
Term loans by origination year
2020	$1,366,664	1,341,316	19,564	5,784	—
2019	304,430	284,981	12,582	6,864	3
2018	241,222	234,988	—	6,233	1
2017	269,857	264,651	—	5,114	92
2016	179,225	177,164	—	2,056	5
Prior	218,306	206,431	—	11,329	546
Revolving loans	475,113	467,929	54	7,112	18
Total	$3,054,817	2,977,460	32,200	44,492	665
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	December 31, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021	$427,814	427,318	496	—
2020	179,395	178,016	1,232	147
2019	66,543	66,470	—	73
2018	51,095	50,816	—	279
2017	42,181	42,005	—	176
Prior	146,299	143,473	861	1,965
Revolving loans	138,556	138,556	—	—
Total	$1,051,883	1,046,654	2,589	2,640
Home equity loans
Term loans by origination year
2021	$871	871	—	—
2020	303	303	—	—
2019	1,293	1,260	—	33
2018	1,329	1,328	—	1
2017	886	886	—	—
Prior	11,494	10,589	576	329
Revolving loans	720,112	717,089	1,518	1,505
Total	$736,288	732,326	2,094	1,868
Other consumer loans
Term loans by origination year
2021	$151,407	150,910	469	28
2020	80,531	80,072	443	16
2019	37,036	36,647	187	202
2018	19,563	19,268	144	151
2017	8,591	8,506	78	7
Prior	17,763	15,968	1,589	206
Revolving loans	33,948	33,680	257	11
Total	$348,839	345,051	3,167	621

	December 31, 2020
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2020	$208,679	207,432	1,247	—
2019	181,924	179,915	2,009	—
2018	100,273	99,135	556	582
2017	76,394	75,527	867	—
2016	53,819	52,905	87	827
Prior	179,085	174,281	1,876	2,928
Revolving loans	2,334	2,334	—	—
Total	$802,508	791,529	6,642	4,337
Home equity loans
Term loans by origination year
2020	$89	89	—	—
2019	807	771	—	36
2018	1,782	1,782	—	—
2017	1,452	1,426	26	—
2016	1,016	1,016	—	—
Prior	14,025	13,042	463	520
Revolving loans	617,234	612,545	2,397	2,292
Total	$636,405	630,671	2,886	2,848
Other consumer loans
Term loans by origination year
2020	$131,302	131,098	158	46
2019	66,327	65,921	170	236
2018	42,827	42,557	212	58
2017	16,287	16,202	38	47
2016	10,519	10,409	48	62
Prior	18,692	17,334	1,155	203
Revolving loans	27,117	26,704	411	2
Total	$313,071	310,225	2,192	654

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Land	$75,110	56,842
Buildings and construction in progress	292,371	259,389
Furniture, fixtures and equipment	113,650	102,749
Leasehold improvements	14,935	13,364
Accumulated depreciation	(173,647)	(159,555)
Net premises and equipment, excluding ROU assets	322,419	272,789
ROU assets	50,178	52,546
Net premises and equipment	$372,597	325,335

Leases
The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$5,995		5,999
Accumulated depreciation	(516)		(273)
Net ROU assets	$5,479	44,699	5,726	46,820
Lease liabilities	$5,781	47,901	5,891	49,675
Weighted-average remaining lease term	23 years	16 years	24 years	17 years
Weighted-average discount rate	2.6%	3.4%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$266	5,355
Maturing one year through two years	272	4,329
Maturing two years through three years	280	3,982
Maturing three years through four years	285	3,859
Maturing four years through five years	292	3,753
Thereafter	6,443	43,694
Total lease payments	7,838	64,972
Present value of lease payments
Short-term	118	1,455
Long-term	5,663	46,446
Total present value of lease payments	5,781	47,901
Difference between lease payments and present value of lease payments	$2,057	17,071

The components of lease expense consist of the following:

	Year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Finance lease cost
Amortization of ROU assets	245	235
Interest on lease liabilities	151	159
Operating lease cost	5,668	4,807
Short-term lease cost	353	331
Variable lease cost	1,018	1,270
Sublease income	(42)	(12)
Total lease expense	7,393	6,790

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$151	3,381	159	2,742
Financing cash flows	110	N/A	93	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2021 and 2020 was not significant.

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Gross carrying value	$95,120	88,099	85,506
Accumulated amortization	(42,861)	(32,590)	(22,220)
Net carrying value	$52,259	55,509	63,286
Aggregate amortization expense	$10,271	10,370	8,485
Estimated amortization expense for the years ending December 31,
2022	$10,658
2023	9,731
2024	8,815
2025	7,611
2026	6,561

Core deposit intangibles increased $7,021,000, $2,593,000 and $22,529,000 during 2021, 2020 and 2019, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 23.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net carrying value at beginning of period	$514,013	456,418	289,586
Acquisitions and adjustments	471,380	57,595	166,832
Net carrying value at end of period	$985,393	514,013	456,418

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2021 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the fourth quarter of 2021 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2021. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2021 and 2020.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Carrying value at beginning of period	$8,976	1,618	1,545
Acquisitions	1,354	—	—
Additions	4,435	8,298	325
Amortization	(1,926)	(940)	(252)
Carrying value at end of period	$12,839	8,976	1,618
Principal balances of loans serviced for others	$1,639,058	1,269,080	185,897
Fair value of servicing rights	$16,938	12,087	1,763

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

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Loans receivable	$121,625	90,183
Accrued interest receivable	519	410
Other assets	41,363	40,282
Total assets	$163,507	130,875
Liabilities
Other borrowed funds	$38,313	27,176
Accrued interest payable	117	53
Other liabilities	164	171
Total liabilities	$38,594	27,400

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $50,725,000 and $45,953,000 as of December 31, 2021 and 2020, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2021, 2020 and 2019. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2021 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2022	$31,725
2023	26,726
2024	8,927
2025	299
2026	333
Thereafter	854
Total	$68,864

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

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Amortization expense	$8,671	7,656	6,289
Tax credits and other tax benefits recognized	12,264	10,382	8,547

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
Note 8. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2021 and 2020 were $298,512,000 and $297,975,000, respectively.

The scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2022	$717,501
2023	145,828
2024	58,130
2025	69,448
2026	43,465
Thereafter	1,705
$1,036,077

The Company reclassified $10,036,000 and $4,713,000 of overdraft demand deposits to loans as of December 31, 2021 and 2020, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2021 and 2020 was $55,966,000 and $45,179,000, respectively.

Note 9. Borrowings

The Company’s repurchase agreements totaled $1,020,794,000 and $1,004,583,000 at December 31, 2021 and 2020, respectively, and are secured by debt securities with carrying values of $1,233,885,000 and $1,151,264,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2021	December 31, 2020
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
State and local governments	$—	787,016
Corporate bonds	—	217,567
Residential mortgage-backed securities	1,020,794	—
Total	$1,020,794	1,004,583

FHLB advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. In 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company's pay-fixed interest rate swaps and corresponding debt, including FHLB advances. A $3,531,000 loss was recognized on the early payment of the FHLB advances and was reported in loss on termination of hedging activities on the Company’s statements of operations. During 2020, the Company paid down all FHLB advances and they were zero at December 31, 2021, and 2020.

The Company’s other borrowings consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2021, the Company had $635,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

Note 10. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2021		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,521	3.432%	3 month LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,587	3.470%	3 month LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	2.874%	3 month LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	2.866%	3 month LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	1.414%	3 month LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	1.773%	3 month LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	2,041	1.991%	3 month LIBOR plus 1.82%	03/01/2037
FNB (UT) Statutory Trust I	4,124	3.320%	3 month LIBOR plus 3.10%	06/26/2033
FNB (UT) Statutory Trust II	1,788	1.923%	3 month LIBOR plus 1.72%	12/15/2036
Total subordinated debentures owed to trust subsidiaries	$132,620

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

Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During 2020, the Company’s acquisition of SBAZ on February 29, 2020, resulted in total consolidated assets exceeding $15 billion; accordingly the trust preferred securities were included in Tier 2 capital instead of Tier 1 beginning in 2020.

Subordinated Debentures
The Company acquired subordinated debentures with the FSB acquisition that qualified as Tier 2 capital under the applicable capital adequacy rules and regulations promulgated by the FRB. The Tier 2 subordinated debentures were not deposits and were not insured by the FDIC or any other government agency. Such obligations were subordinated to the claims of general creditors, were unsecured and were ineligible as collateral. The principal amount was due at maturity and interest distributions were payable quarterly. The Tier 2 subordinated debentures should not be prepaid prior to the fifth anniversary of the closing date, which was September 30, 2020, except in the event the obligation no longer qualifies as Tier 2 capital (“Tier 2 capital event”) or the interest payable is no longer deductible (“tax event”). Any prepayment made in connection with a Tier 2 capital event or a tax event will be subject to obtaining the prior approval of the FRB. The Company prepaid this obligation in 2021.

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

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the year ended December 31, 2021. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent plus 3 month LIBOR. At December 31, 2021, and 2020 the interest rate caps had a fair value of $934,000 and $201,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $168,000 and $126,000, respectively, and was reported as a component of interest expense on subordinated debentures for the year ended December 31, 2021, and 2020, respectively.

Interest Rate Swap Derivatives. In 2019, the Company implemented a balance sheet strategy to increase its net interest income and net interest margin. The strategy included early termination of the Company’s pay-fixed interest rate swaps with notional amounts totaling $260,000,000. A $9,997,000 loss was recognized on the early termination of the pay-fixed interest rate swaps and was reported in loss on termination of hedging activities on the Company’s statements of operations. The Company recognized interest rate swaps as other assets or liabilities at fair value in the statements of financial condition, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allowed the Company to settle all interest rate swap agreements held with a single counterparty on a net basis, and to offset net interest rate swap derivative positions with related collateral, where applicable. Prior to termination, changes in fair value were recorded in OCI. The Company designated wholesale deposits and FHLB advances for the cash flow hedge and these hedged items were determined to be fully effective during all periods. Interest expense recorded on the interest rate swaps totaled $0, $0 and $5,532,000 during 2021, 2020 and 2019, respectively, and was reported as a component of interest expense on deposits and FHLB advances.

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

The effect of cash flow hedge accounting on OCI for the periods ending December 31, 2021, 2020, and 2019 was as follows:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Amount of gain (loss) recognized in OCI	$901	(472)	(7,047)
Amount of loss reclassified from OCI to interest expense	—	—	(10,816)
Residential Real Estate Derivatives

The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2021 and 2020, loan commitments with interest rate lock commitments totaled $151,038,000 and $229,862,000, respectively. At December 31, 2021 and 2020, the fair value of the related derivatives on the interest rate lock commitments was $3,008,000 and $8,605,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At December 31, 2021 and 2020, TBA commitments were $116,500,000 and $206,000,000, respectively. At December 31, 2021 and 2020, the fair value of the related derivatives on the TBA securities was $80,000 and $2,056,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 12. Regulatory Capital

The Federal Reserve adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act and substantially amended the regulatory risk-based capital rules applicable to the Company. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income. As of December 31, 2021, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2021 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2021
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,432,364	14.21%	$1,369,157	8.00%	N/A	N/A
Glacier Bank	2,312,775	13.53%	1,367,488	8.00%	$1,709,361	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,136,749	12.49%	1,026,868	6.00%	N/A	N/A
Glacier Bank	2,147,660	12.56%	1,025,616	6.00%	1,367,488	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,136,749	12.49%	770,151	4.50%	N/A	N/A
Glacier Bank	2,147,660	12.56%	769,212	4.50%	1,111,084	6.50%
Tier 1 capital (to average assets)
Consolidated	2,136,749	8.64%	989,712	4.00%	N/A	N/A
Glacier Bank	2,147,660	8.70%	987,680	4.00%	1,234,601	5.00%

	December 31, 2020
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$1,900,621	14.63%	$1,039,094	8.00%	N/A	N/A
Glacier Bank	1,824,269	14.06%	1,038,148	8.00%	$1,297,686	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	1,613,066	12.42%	779,321	6.00%	N/A	N/A
Glacier Bank	1,674,714	12.91%	778,611	6.00%	1,038,148	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	1,613,066	12.42%	584,491	4.50%	N/A	N/A
Glacier Bank	1,674,714	12.91%	583,959	4.50%	843,496	6.50%
Tier 1 capital (to average assets)
Consolidated	1,613,066	9.12%	707,823	4.00%	N/A	N/A
Glacier Bank	1,674,714	9.56%	700,529	4.00%	875,662	5.00%
______________________________
N/A - Not applicable
Note 13. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2021, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 1,788,367.

During 2019 and 2018, the Company also assumed stock-based compensation plans through the Heritage Bancorp and its subsidiary, Heritage Bank of Nevada (“Heritage”) and Columbine Capital Corp. and its subsidiary, Collegiate Peaks Bank (“Collegiate”) acquisitions, respectively. No additional shares may be awarded from these plans.

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

Compensation expense related to restricted stock units for the years ended December 31, 2021, 2020 and 2019 was $5,342,000, $4,489,000 and $3,803,000, respectively, and the recognized income tax benefit related to this expense was $1,350,000, $1,134,000 and $964,000, respectively. As of December 31, 2021, total unrecognized compensation expense of $6,865,000 related to restricted stock units is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $4,535,000, $4,048,000 and $3,536,000, respectively, and the income tax benefit related to these awards was $1,369,000, $1,089,000 and $1,124,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2021:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	188,894	$42.81
Granted	148,539	52.01
Vested	(104,037)	43.59
Forfeited	(7,328)	47.97
Non-vested at December 31, 2021	226,068	48.33

The average remaining contractual term on non-vested restricted stock units at December 31, 2021 is 1.0 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2021 was $12,818,000.

Stock Options
During 2019 and 2018, the Company assumed stock options through the Heritage and Collegiate acquisitions, respectively. All stock option shares and per share market values were adjusted at acquisition dates. The option price at which the Company's common stock may be purchased upon exercise of stock options granted under the plans must be at least equal to the per share market value of such stock at the date the option was granted. Upon exercise of the stock options, the shares are issued from the Company's authorized and unissued common stock. Prior to the Heritage and Collegiate stock options being assumed, there were no outstanding stock options and there were no stock options granted during 2021, 2020, or 2019.

Compensation expense related to stock options for the years ended December 31, 2021, 2020, and 2019 was $6,000, $17,000, and $5,415,000, respectively, and the recognized income tax benefit related to this expense was $2,000, $4,000, and $1,372,000. As of December 31, 2021, there was total unrecognized compensation expense of zero related to stock options.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $339,000, $1,221,000, and $4,491,000, respectively, and the income tax benefit related to these exercises was zero and $141,000. Total cash received from options exercised during the years ended December 31, 2021 and 2020 was $265,000 and $993,000, respectively.

Changes in shares granted for stock options for the year ended December 31, 2021 are summarized as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2020	27,037	$23.81
Exercised	(11,867)	22.35
Forfeited	—	—
Outstanding at December 31, 2021	15,170	24.96
Exercisable at December 31, 2021	15,170	24.96

The average remaining contractual term on outstanding stock options at December 31, 2021 is 4.7 years. The aggregate intrinsic value of the outstanding stock options at December 31, 2021 was $482,000.

Note 14. Employee Benefit Plans

The Company provides its qualified employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, paid time off, Profit Sharing and 401(k) Plan, stock-based compensation plan, deferred compensation plans, and supplemental executive retirement plan (“SERP”). The Company has elected to self-insure certain costs related to employee health, dental and vision benefit programs. Costs resulting from non-insured losses are expensed as incurred. The Company has purchased insurance that limits its exposure on an individual claim basis for the employee health benefit programs.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2021, 2020, and 2019 was $20,421,000, $22,047,000 and $17,227,000, respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019 was $5,267,000, $4,985,000, and $4,236,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, eligible employees and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2021 and 2020, the liability related to the plans was $8,861,000 and $9,276,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $1,137,000, $1,109,000, and $766,000, for the years ending December 31, 2021, 2020, and 2019, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2021, 2020, and 2019 for the plans was $470,000, $504,000 and $480,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2021 and 2020, the liability related to the acquired plans was $18,560,000 and $17,321,000, respectively, and was included in other liabilities. Total expense for the years ended December 31, 2021, 2020, and 2019 for the acquired plans was $1,094,000, $971,000 and $992,000, respectively.

Supplemental Executive Retirement Plan
The Company has SERP which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2021 and 2020, the liability related to the SERP was $3,974,000 and $3,375,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2021, 2020 and 2019 was $858,000, $910,000, and $662,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2021, 2020, and 2019 for the SERP was $164,000, $199,000, and $120,000, respectively.

Note 15. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Consulting and outside services	$11,297	11,324	8,276
Mergers and acquisition expenses	9,830	7,812	8,503
Loan expenses	7,438	4,905	4,140
VIE amortization and other expenses	6,323	4,893	4,341
Debit card expenses	5,722	4,947	5,968
Telephone	5,631	5,199	4,827
Business development	5,250	4,645	4,446
Postage	3,681	3,347	3,437
Employee expenses	3,527	2,924	5,138
Printing and supplies	3,334	3,579	3,256
Checking and operating expenses	2,020	4,944	1,757
Accounting and audit fees	1,538	1,895	1,712
Legal fees	1,391	1,658	1,245
(Gain) loss on dispositions of fixed assets	(950)	166	686
Other	4,577	4,571	5,043
Total other expenses	$70,609	66,809	62,775

Note 16. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Current
Federal	$51,180	47,775	34,461
State	22,596	20,728	14,545
Total current income tax expense	73,776	68,503	49,006
Deferred [1]
Federal	(7,151)	(5,396)	(279)
State	(1,944)	(1,467)	(77)
Total deferred income tax benefit expense	(9,095)	(6,863)	(356)
Total income tax expense	$64,681	61,640	48,650
______________________________
1 Includes tax benefit of operating loss carryforwards of $315,000, $315,000 and $317,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	4.7%	4.6%	4.4%
Tax-exempt interest income	(4.2%)	(4.0%)	(3.7%)
Tax credits	(4.8%)	(4.2%)	(4.5%)
Other, net	1.8%	1.4%	1.6%
Effective income tax rate	18.5%	18.8%	18.8%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets
Allowance for credit losses	$49,375	44,040
Operating lease liabilities	12,103	12,551
Employee benefits	10,868	9,309
Deferred compensation	8,002	7,638
Acquisition fair market value adjustments	6,891	4,398
Net operating loss carryforwards	1,569	1,884
Available-for-sale debt securities	1,156	—
Other	2,787	2,262
Total gross deferred tax assets	92,751	82,082
Deferred tax liabilities
Depreciation of premises and equipment	(15,749)	(14,654)
Operating lease ROU assets	(11,293)	(11,830)
Transferred debt securities	(10,299)	—
Intangibles	(9,760)	(14,671)
Deferred loan costs	(9,264)	(8,940)
Mortgage servicing rights	(3,244)	(2,268)
Available-for-sale debt securities	—	(48,505)
Other	(5,449)	(5,074)
Total gross deferred tax liabilities	(65,058)	(105,942)
Net deferred tax asset (liability)	$27,693	(23,860)

The Company has federal net operating loss carryforwards of $5,440,000 expiring between 2024 and 2036. The Company has Colorado net operating loss carryforwards of $9,990,000 expiring between 2030 and 2035. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns for the federal jurisdiction and several states that require consolidated income tax returns. Wyoming, Washington and Nevada do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2021:

Years ended December 31,
Federal	2010, 2011, 2012, 2013, 2016, 2017, 2018, 2019, and 2020
Colorado	2010, 2011, 2012, 2016, 2017, 2018, 2019, and 2020
Arizona & California	2016, 2017, 2018, 2019, and 2020
Montana, Idaho, Utah, & North Dakota	2017, 2018, 2019, and 2020
Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, & Wisconsin	2019 and 2020
Iowa, Illinois, Kansas, Maryland, Mississippi, North Carolina, Ohio, Oregon	2020

The Company had no unrecognized income tax benefits as of December 31, 2021 and 2020. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2021, 2020, and 2019 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2021 and 2020.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2021 and 2020. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 17. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2019	$(6,613)	(2,814)	(9,427)
Other comprehensive income (loss) before reclassifications	57,607	(5,261)	52,346
Reclassification adjustments for losses included in net income	(10,768)	8,075	(2,693)
Net current period other comprehensive income	46,839	2,814	49,653
Balance at December 31, 2019	$40,226	—	40,226
Other comprehensive income (loss) before reclassifications	104,067	(353)	103,714
Reclassification adjustments for gains included in net income (loss)	(850)	—	(850)
Net current period other comprehensive income (loss)	103,217	(353)	102,864
Balance at December 31, 2020	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(113,161)	674	(112,487)
Reclassification adjustments for gains and transfers included in net income	(590)	—	(590)
Reclassifications adjustments for amortization included in net income for transferred securities	(2,654)	—	(2,654)
Net current period other comprehensive (loss) income	(116,405)	674	(115,731)
Balance at December 31, 2021	$27,038	321	27,359

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2021	December 31, 2020	December 31, 2019
Net income available to common stockholders, basic and diluted	$284,757	266,400	210,544
Average outstanding shares - basic	99,313,255	94,883,864	88,255,290
Add: dilutive restricted stock units and stock options	84,995	48,489	130,485
Average outstanding shares - diluted	99,398,250	94,932,353	88,385,775
Basic earnings per share	$2.87	2.81	2.39
Diluted earnings per share	$2.86	2.81	2.38
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	194	88,240	—
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 19. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets
Cash on hand and in banks	$27,945	41,451
Interest bearing cash deposits	91,361	43,975
Cash and cash equivalents	119,306	85,426
Other assets	22,218	11,823
Investment in subsidiaries	3,188,210	2,369,040
Total assets	$3,329,734	2,466,289
Liabilities and Stockholders’ Equity
Dividends payable	$11,520	14,717
Subordinated debentures	132,620	139,959
Other liabilities	7,972	4,572
Total liabilities	152,112	159,248
Common stock	1,107	954
Paid-in capital	2,338,814	1,495,053
Retained earnings	810,342	667,944
Accumulated other comprehensive income	27,359	143,090
Total stockholders’ equity	3,177,622	2,307,041
Total liabilities and stockholders’ equity	$3,329,734	2,466,289

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Income
Dividends from subsidiaries	$207,000	188,000	142,000
Intercompany charges for services	2,654	2,332	20,661
Other income	500	954	513
Total income	210,154	191,286	163,174
Expenses
Compensation and employee benefits	6,516	5,646	25,806
Other operating expenses	13,624	10,051	15,118
Total expenses	20,140	15,697	40,924
Income before income tax benefit and equity in undistributed net income of subsidiaries	190,014	175,589	122,250
Income tax benefit	3,407	3,108	4,488
Income before equity in undistributed net income of subsidiaries	193,421	178,697	126,738
Equity in undistributed net income of subsidiaries	91,336	87,703	83,806
Net Income	$284,757	266,400	210,544
Comprehensive Income	$169,026	369,264	260,197

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating Activities
Net income	$284,757	266,400	210,544
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(91,336)	(87,703)	(83,806)
Stock-based compensation, net of tax benefits	1,628	1,216	1,320
Net change in other assets and other liabilities	(7,245)	(7,222)	1,854
Net cash provided by operating activities	187,804	172,691	129,912
Investing Activities
Net additions of premises and equipment	(13)	(111)	(114)
Proceeds from sale of marketable equity securities	186	—	89
Equity received from (contributed to) subsidiaries	248	(13,638)	(13,485)
Net cash provided by (used in) investing activities	421	(13,749)	(13,510)
Financing Activities
Net decrease in other borrowed funds	(7,500)	—	—
Cash dividends paid	(145,557)	(131,263)	(124,468)
Tax withholding payments for stock-based compensation	(1,553)	(1,082)	(1,293)
Proceeds from stock option exercises	265	993	2,896
Net cash used in financing activities	(154,345)	(131,352)	(122,865)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,880	27,590	(6,463)
Cash, cash equivalents and restricted cash at beginning of period	85,426	57,836	64,299
Cash, cash equivalents and restricted cash at end of period	$119,306	85,426	57,836

Note 20. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2021
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$161,552	159,956	166,741	192,825
Interest expense	4,740	4,487	4,128	5,203
Net interest income	156,812	155,469	162,613	187,622
Provision for credit losses	48	(5,653)	725	27,956
Net interest income after provision for credit losses	156,764	161,122	161,888	159,666
Non-interest income	40,121	35,522	34,815	34,362
Non-interest expense	96,585	100,082	104,108	134,047
Income before income taxes	100,300	96,562	92,595	59,981
Federal and state income tax expense	19,498	18,935	16,976	9,272
Net income	$80,802	77,627	75,619	50,709
Basic earnings per share	$0.85	0.81	0.79	0.46
Diluted earnings per share	$0.85	0.81	0.79	0.46

	Quarters ended 2020
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$142,865	155,404	157,487	171,308
Interest expense	8,496	7,185	6,084	5,550
Net interest income	134,369	148,219	151,403	165,758
Provision for credit losses	19,185	16,929	5,186	(1,535)
Net interest income after provision for credit losses	115,184	131,290	146,217	167,293
Non-interest income	33,272	41,224	53,667	44,704
Non-interest expense	95,487	94,764	103,373	111,187
Income before income taxes	52,969	77,750	96,511	100,810
Federal and state income tax expense	9,630	14,306	18,754	18,950
Net income	$43,339	63,444	77,757	81,860
Basic earnings per share	$0.46	0.67	0.81	0.86
Diluted earnings per share	$0.46	0.66	0.81	0.86

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2021, 2020, and 2019.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2021.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $5,496,000, net losses of $5,368,000 and net gains of $661,000 for the years ended December 31, 2021, 2020 and 2019, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$1,346,749	—	1,346,749	—
U.S. government sponsored enterprises	240,693	—	240,693	—
State and local governments	488,858	—	488,858	—
Corporate bonds	180,752	—	180,752	—
Residential mortgage-backed securities	5,699,659	—	5,699,659	—
Commercial mortgage-backed securities	1,214,138	—	1,214,138	—
Loans held for sale, at fair value	60,797	—	60,797	—
Interest rate caps	934	—	934	—
Interest rate locks	3,008	—	3,008	—
Total assets measured at fair value on a recurring basis	$9,235,588	—	9,235,588	—
TBA hedge	$80	—	80	—
Total liabilities measured at fair value on a recurring basis	$80	—	80	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$38,588	—	38,588	—
U.S. government sponsored enterprises	9,781	—	9,781	—
State and local governments	1,416,683	—	1,416,683	—
Corporate bonds	349,098	—	349,098	—
Residential mortgage-backed securities	2,289,090	—	2,289,090	—
Commercial mortgage-backed securities	1,234,574	—	1,234,574	—
Loans held for sale, at fair value	166,572	—	166,572	—
Interest rate caps	201	—	201	—
Interest rate locks	8,605	—	8,605	—
Total assets measured at fair value on a recurring basis	$5,513,192	—	5,513,192	—
TBA hedge	$2,056	—	2,056	—
Total liabilities measured at fair value on a recurring basis	$2,056	—	2,056	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2021.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	22,036	—	—	22,036
Total assets measured at fair value on a non-recurring basis	$22,036	—	—	22,036

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$564	—	—	564
Collateral-dependent impaired loans, net of ACL	26,749	—	—	26,749
Total assets measured at fair value on a non-recurring basis	$27,313	—	—	27,313

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$20,934	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,102	Sales comparison approach	Selling costs	5.0% - 10.0% (6.7%)
			Adjustment to comparables	0.0% - 10.0% (6.0%)
$22,036

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Other real estate owned	$564	Sales comparison approach	Selling costs	8.0% - 10.0% (9.0%)

Collateral-dependent impaired loans, net of ACL	$144	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	25,309	Sales comparison approach	Selling Costs	10.0% - 10.0% (0.1%)
			Adjustment to comparables	0.0% - 100.0% (11.1%)
	1,296	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
			Discount rate	8.0% - 8.0% (8.0%)
$26,749
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended December 31, 2021.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$437,686	437,686	—	—
Debt securities, held-to-maturity	1,199,164	—	1,220,883	—
Loans receivable, net of ACL	13,259,366	—	—	13,422,898
Total financial assets	$14,896,216	437,686	1,220,883	13,422,898
Financial liabilities
Term deposits	$1,036,077	—	1,040,100	—
Repurchase agreements and other borrowed funds	1,064,888	—	1,064,888	—
Subordinated debentures	132,620	—	131,513	—
Total financial liabilities	$2,233,585	—	2,236,501	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$633,142	633,142	—	—
Debt securities, held-to-maturity	189,836	—	203,216	—
Loans receivable, net of ACL	10,964,453	—	—	11,233,002
Total financial assets	$11,787,431	633,142	203,216	11,233,002
Financial liabilities
Term deposits	$978,779	—	983,491	—
Repurchase agreements and other borrowed funds	1,037,651	—	1,037,651	—
Subordinated debentures	139,959	—	123,944	—
Total financial liabilities	$2,156,389	—	2,145,086	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Unused lines of credit	$4,271,583	2,957,259
Letters of credit	120,436	65,361
Total outstanding commitments	$4,392,019	3,022,620

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 23. Mergers and Acquisitions

The Company has completed the following acquisitions during the last two years:
•Altabancorp and its wholly-owned subsidiary, Altabank
•State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona

The assets and liabilities of Alta and SBAZ were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of their acquisition dates and their results of operations have been included in the Company’s consolidated statements of operations since those dates. The following table discloses the fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the acquisitions:

(Dollars in thousands)	Alta October 1, 2021	SBAZ February 29, 2020
Fair value of consideration transferred
Fair value of Company shares issued	$839,853	112,133
Cash consideration	9	13,721
Total fair value of consideration transferred	839,862	125,854
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	1,622,727	57,434
Debt securities	6,658	142,174
Loans receivable, net of ACL	1,901,950	451,653
Core deposit intangible [1]	7,021	2,593
Accrued income and other assets	121,926	33,971
Total identifiable assets acquired	3,660,282	687,825
Liabilities assumed
Deposits	3,273,819	603,289
Borrowings	—	10,904
Accrued expenses and other liabilities	17,981	5,373
Total liabilities assumed	3,291,800	619,566
Total identifiable net assets	368,482	68,259
Goodwill recognized	$471,380	57,595
______________________________
1 The core deposit intangible for each acquisition was determined to have an estimated life of 10 years.

2021 Acquisition
On October 1, 2021, the Company acquired 100 percent of the outstanding common stock of Altabancorp and its wholly-owned subsidiary, Altabank, a community bank based in American Fork, Utah. Altabank provides banking services to individuals and businesses in Utah with twenty-five banking offices from Preston, Idaho to St. George, Utah. The acquisition significantly increased the Company’s presence in the State of Utah. Alta operates as a new division of the Bank under its existing name and management team. The Alta acquisition was valued at $839,862,000 and resulted in the Company issuing 15,173,482 shares of its common stock and paying $9,000 in cash in exchange for all of Alta’s outstanding common stock shares. The fair value of the Company shares issued was determined on the basis of the opening market price of the Company’s common stock on the October 1, 2021 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Alta. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The fair value of the Alta’s assets acquired include gross loans with fair values of $1,902,321,000. The gross principal and contractual interest due under Alta contracts was $1,923,392,000. The Company evaluated the principal and contractual interest due at the acquisition date and determined that an insignificant amount were not expected to be collectible.

The Company incurred $9,546,000 of expenses in connection with this acquisition during the year ended December 31, 2021. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Alta was approximately $29,966,000 and net loss was approximately $9,415,000 from October 1, 2021 to December 31, 2021. The following unaudited pro forma summary presents consolidated information of the Company as if the Alta acquisition had occurred on January 1, 2020:

	Year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Net interest income and non-interest income	886,370	898,761
Net income	296,940	309,902

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

The Company incurred $4,489,000 of expenses in connection with the acquisition, respectively, during the year ended December 31, 2021. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs, conversion costs and employee retention and severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of SBAZ was approximately $31,606,000 and net income was approximately $8,524,000 from February 29, 2020 to December 31, 2021. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2019:

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

The Company acquired Altabancorp and its wholly-owned subsidiary, Altabank (collectively “Alta”) during the fourth quarter of 2021. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 Alta’s internal control over financial reporting associated with total assets of $4.2 billion, or 16% of the Company’s total consolidated assets, and net interest income of $25.6 million, or 4% of the Company’s total consolidated net interest income.

Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

BKD, LLP, Denver, Colorado, (U.S. PCAOB Auditor Firm ID 686), the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2021, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2022 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(a) [1]	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Form S-4 Registration Statement (No. 333-257662) filed on July 2, 2021.
3(b) [1]	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on May 4, 2021.
4(a) [1]	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Filed as Exhibit 4(a) to Form 10-K filed on February 21, 2020
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Share Units Award Agreement under 2015 Stock Incentive Plan.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	Columbine Capital Corp. 2011 Executive Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-224223) filed on April 10, 2018.
10(i) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(j) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(k) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(l) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Don J. Chery. Filed as Exhibit 10.3 to Form 10-Q filed on May 1, 2018.
10(m) [1,2]	Form of Amendment to Employment Agreements of Randall M. Chesler, Ron J. Copher and Don J. Chery, effective February 19, 2020. Filed as Exhibit 10(m) to Form 10-K filed on February 21, 2020.
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23	Consent of BKD, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2022.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial and Accounting Officer)

Board of Directors

/s/ Craig A. Langel	Chairman
Craig A. Langel

/s/ David C. Boyles	Director
David C. Boyles

/s/ Robert A. Cashell, Jr.	Director
Robert A. Cashell, Jr.

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ James M. English	Director
James M. English

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Kristen L. Heck	Director
Kristen L. Heck

/s/ Michael B. Hormaechea	Director
Michael B. Hormaechea

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ George R. Sutton	Director
George R. Sutton