Form 10-Q
period 2022-03-31
GLACIER BANCORP, INC.
filed 2022-05-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 21, 2022 was 110,763,316. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Assets
Cash on hand and in banks	$282,335	198,087
Interest bearing cash deposits	154,470	239,599
Cash and cash equivalents	436,805	437,686
Debt securities, available-for-sale	6,535,763	9,170,849
Debt securities, held-to-maturity	3,576,941	1,199,164
Total debt securities	10,112,704	10,370,013
Loans held for sale, at fair value	51,284	60,797
Loans receivable	13,731,019	13,432,031
Allowance for credit losses	(176,159)	(172,665)
Loans receivable, net	13,554,860	13,259,366
Premises and equipment, net	373,123	372,597
Other real estate owned	43	18
Accrued interest receivable	81,467	76,673
Deferred tax asset	120,025	27,693
Core deposit intangible, net	49,594	52,259
Goodwill	985,393	985,393
Non-marketable equity securities	13,217	10,020
Bank-owned life insurance	167,298	167,671
Other assets	154,511	120,459
Total assets	$26,100,324	25,940,645
Liabilities
Non-interest bearing deposits	$7,990,003	7,779,288
Interest bearing deposits	13,707,892	13,557,961
Securities sold under agreements to repurchase	958,479	1,020,794
Federal Home Loan Bank advances	80,000	—
Other borrowed funds	57,258	44,094
Subordinated debentures	132,661	132,620
Accrued interest payable	2,284	2,409
Other liabilities	237,554	225,857
Total liabilities	23,166,131	22,763,023
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 117,187,500 shares authorized	1,108	1,107
Paid-in capital	2,339,405	2,338,814
Retained earnings - substantially restricted	841,489	810,342
Accumulated other comprehensive (loss) income	(247,809)	27,359
Total stockholders’ equity	2,934,193	3,177,622
Total liabilities and stockholders’ equity	$26,100,324	25,940,645
Number of common stock shares issued and outstanding	110,763,316	110,687,533
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Interest Income
Investment securities	$38,654	27,306
Residential real estate loans	15,515	10,146
Commercial loans	124,556	113,541
Consumer and other loans	11,791	10,559
Total interest income	190,516	161,552
Interest Expense
Deposits	3,464	3,014
Securities sold under agreements to repurchase	393	689
Federal Home Loan Bank advances	12	—
Other borrowed funds	220	174
Subordinated debentures	872	863
Total interest expense	4,961	4,740
Net Interest Income	185,555	156,812
Provision for credit losses	7,031	48
Net interest income after provision for credit losses	178,524	156,764
Non-Interest Income
Service charges and other fees	17,111	12,792
Miscellaneous loan fees and charges	3,555	2,778
Gain on sale of loans	9,015	21,624
Gain on sale of debt securities	446	284
Other income	3,436	2,643
Total non-interest income	33,563	40,121
Non-Interest Expense
Compensation and employee benefits	79,074	62,468
Occupancy and equipment	10,964	9,515
Advertising and promotions	3,232	2,371
Data processing	7,475	5,206
Other real estate owned	—	12
Regulatory assessments and insurance	3,055	1,879
Core deposit intangibles amortization	2,664	2,488
Other expenses	23,844	12,646
Total non-interest expense	130,308	96,585
Income Before Income Taxes	81,779	100,300
Federal and state income tax expense	13,984	19,498
Net Income	$67,795	80,802
Basic earnings per share	$0.61	0.85
Diluted earnings per share	$0.61	0.85
Dividends declared per share	$0.33	0.31
Average outstanding shares - basic	110,724,655	95,465,801
Average outstanding shares - diluted	110,800,001	95,546,922
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net Income	$67,795	80,802
Other Comprehensive (Loss) Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized losses on available-for-sale securities	(369,724)	(84,798)
Reclassification adjustment for gains included in net income	(678)	(326)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	(782)	—
Tax effect	93,798	21,511
Net of tax amount	(277,386)	(63,613)
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	2,967	593
Tax effect	(749)	(150)
Net of tax amount	2,218	443
Total other comprehensive loss, net of tax	(275,168)	(63,170)
Total Comprehensive (Loss) Income	$(207,373)	17,632

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (loss)
	Shares	Amount				Total
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	80,802	—	80,802
Other comprehensive loss	—	—	—	—	(63,170)	(63,170)
Cash dividends declared ($0.31 per share)	—	—	—	(29,674)	—	(29,674)
Stock issuances under stock incentive plans	75,455	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	386	—	—	386
Balance at March 31, 2021	95,501,819	$955	1,495,438	719,072	79,920	2,295,385
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	67,795	—	67,795
Other comprehensive loss	—	—	—	—	(275,168)	(275,168)
Cash dividends declared ( $0.33 per share)	—	—	—	(36,648)	—	(36,648)
Stock issuances under stock incentive plans	75,783	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	592	—	—	592
Balance at March 31, 2022	110,763,316	$1,108	2,339,405	841,489	(247,809)	2,934,193

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Operating Activities
Net income	$67,795	80,802
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,031	48
Net amortization of debt securities	10,573	8,562
Net amortization of purchase accounting adjustments and deferred loan fees and costs	7,937	12,892
Origination of loans held for sale	(305,269)	(439,887)
Proceeds from loans held for sale	326,767	509,668
Gain on sale of loans	(9,015)	(21,624)
Gain on sale of debt securities	(446)	(284)
Bank-owned life insurance income, net	(893)	(641)
Stock-based compensation, net of tax benefits	1,774	1,491
Depreciation and amortization of premises and equipment	5,940	5,251
Amortization of core deposit intangibles	2,664	2,488
Amortization of investments in variable interest entities	4,689	3,158
Net increase in accrued interest receivable	(4,794)	(3,834)
Net (increase) decrease in other assets	(23,707)	14,036
Net decrease in accrued interest payable	(125)	(715)
Net decrease in other liabilities	(12,563)	(23,666)
Net cash provided by operating activities	78,358	147,745
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	394,802	290,743
Purchases of available-for-sale debt securities	(348,330)	(1,302,635)
Maturities, prepayments and calls of held-to-maturity debt securities	32,048	4,130
Purchases of held-to-maturity debt securities	(201,742)	—
Principal collected on loans	1,557,786	1,519,493
Loan originations	(1,868,784)	(1,683,608)
Net additions to premises and equipment	(3,864)	(1,573)
Proceeds from sale of other real estate owned	20	176
Proceeds from redemption of non-marketable equity securities	16,036	—
Purchases of non-marketable equity securities	(19,200)	—
Proceeds from bank-owned life insurance	1,303	1,575
Investments in variable interest entities	(16,358)	(7,021)
Net cash used in investing activities	(456,283)	(1,178,720)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Financing Activities
Net increase in deposits	$360,893	1,306,824
Net decrease in securities sold under agreements to repurchase	(62,315)	(7,705)
Net increase in short-term Federal Home Loan Bank advances	80,000	—
Net increase in other borrowed funds	11,132	(7,116)
Cash dividends paid	(11,295)	(14,530)
Tax withholding payments for stock-based compensation	(1,371)	(1,351)
Proceeds from stock option exercises	—	161
Net cash provided by financing activities	377,044	1,276,283
Net (decrease) increase in cash, cash equivalents and restricted cash	(881)	245,308
Cash, cash equivalents and restricted cash at beginning of period	437,686	633,142
Cash, cash equivalents and restricted cash at end of period	$436,805	878,450
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,087	5,455
Cash paid during the period for income taxes	1,229	2
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$2,154,475	403,767
Transfer of loans to other real estate owned	45	1,397
Right-of-use assets obtained in exchange for operating lease liabilities	2,291	345
Dividends declared during the period but not paid	36,643	29,674

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results anticipated for the year ending December 31, 2022. The condensed consolidated statement of financial condition of the Company as of December 31, 2021 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to the coronavirus disease of 2019 (“COVID-19.”) The required reserve balance at March 31, 2022 was $0.

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

Loans Receivable
The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. Loans that are intended at origination to be held-to-maturity are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest or straight-line methods. The interest method is utilized for loans with scheduled payment terms and the objective is to calculate periodic interest income at a constant effective yield. The straight-line method is utilized for revolving lines of credit or loans with no scheduled payment terms. When a loan is paid off prior to maturity, the remaining unamortized fees and costs on originated loans and unamortized premiums or discounts on acquired loans are immediately recognized as interest income.

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

Allowance for Credit Losses - Loans Receivable
The ACL for loans receivable represents management’s estimate of credit losses over the expected contractual life of the loan portfolio. The estimate is determined based on the amortized cost of the loan portfolio including the loan balance adjusted for charge-offs, recoveries, deferred fees and costs, and loan discount and premiums. Recoveries are included only to the extent that such amounts were previously charged-off. The Company has elected to exclude accrued interest from the estimate of credit losses for loans. Determining the adequacy of the allowance is complex and requires a high degree of judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in those future periods.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Provision for credit loss loans	$4,344	489
Provision for credit losses unfunded	2,687	(441)
Total provision for credit losses	$7,031	48

There was no provision for credit losses on debt securities for the three months ended March 31, 2022, and 2021 respectively.

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

For the goodwill impairment assessment, the Company has the option, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2021 and 2020 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

These cash flow hedges were recognized as assets or liabilities on the Company’s statements of financial condition and were measured at fair value. Cash flows resulting from the interest rate derivative financial instruments that were accounted for as hedges of assets and liabilities were classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For additional information relating to the interest rate caps and residential real estate derivatives, see Note 9.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards CodificationTM (“ASC”) Topic 606 was $19,129,000 and $13,695,000 for the three months ended March 31, 2022 and 2021, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2022 and December 31, 2021 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Recently Issued Accounting Guidance
The ASC is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The Company has not adopted any Accounting Standards Updates (“ASU”) in the current year that may have had a material effect on the Company’s financial position or results of operations. The following provides a description of a newly issued but not yet effective ASU that could have a material effect on the Company’s Financial position or results of operations.

ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, FASB amended Subtopic ASC 310-40 and Subtopic 326-20 relating to post-current expected credit losses (“CECL”) (ASU 2016-13) implementation areas including TDRs and vintage disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 326-40, while enhancing disclosure requirements. The amendments to Subtopic 326-20 require an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. For entities that have adopted CECL, the amendments are effective for public business entities the first interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted if an entity has adopted CECL and the entity may elect to adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is anticipating certain changes in the processes and procedures related to the amendments and does not anticipate the amendments to have a material impact to the Company’s financial position and result of operations. The Company is currently evaluating whether it will early adopt either or both amendments.

ASU 2020-04 - Reference Rate Reform. In March 2020, FASB amended topic 848 related to the facilitation of the effects of reference rate reform on financial reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR.”) These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this update, but does not expect the adoption of this guidance to have a material impact to the financial statements.

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$491,616	138	(25,994)	465,760
U.S. government sponsored enterprises	319,057	—	(16,707)	302,350
State and local governments	456,386	8,845	(2,190)	463,041
Corporate bonds	111,452	1,816	(83)	113,185
Residential mortgage-backed securities	4,223,157	986	(249,488)	3,974,655
Commercial mortgage-backed securities	1,253,389	5,151	(41,768)	1,216,772
Total available-for-sale	$6,855,057	16,936	(336,230)	6,535,763
Held-to-maturity
U.S. government and federal agency	843,264	—	(36,820)	806,444
State and local governments	1,385,516	2,978	(92,975)	1,295,519
Residential mortgage-backed securities	1,348,161	—	(55,292)	1,292,869
Total held-to-maturity	3,576,941	2,978	(185,087)	3,394,832
Total debt securities	10,431,998	19,914	(521,317)	9,930,595

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$1,356,171	174	(9,596)	1,346,749
U.S. government sponsored enterprises	241,687	2	(996)	240,693
State and local governments	461,414	27,567	(123)	488,858
Corporate bonds	175,697	5,072	(17)	180,752
Residential mortgage-backed securities	5,744,505	9,420	(54,266)	5,699,659
Commercial mortgage-backed securities	1,195,949	25,882	(7,693)	1,214,138
Total available-for-sale	$9,175,423	68,117	(72,691)	9,170,849
Held-to-maturity
State and local governments	1,199,164	22,878	(1,159)	1,220,883
Total held-to-maturity	1,199,164	22,878	(1,159)	1,220,883
Total debt securities	$10,374,587	90,995	(73,850)	10,391,732

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2022. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$55,445	56,042	1,426	1,429
Due after one year through five years	907,525	867,786	399,508	384,761
Due after five years through ten years	187,949	189,242	569,111	546,644
Due after ten years	227,592	231,266	1,258,735	1,169,129
	1,378,511	1,344,336	2,228,780	2,101,963
Mortgage-backed securities [1]	5,476,546	5,191,427	1,348,161	1,292,869
Total	$6,855,057	6,535,763	3,576,941	3,394,832
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Available-for-sale
Proceeds from sales and calls of debt securities	$53,120	54,336
Gross realized gains [1]	693	369
Gross realized losses [1]	(15)	(43)
Held-to-maturity
Proceeds from calls of debt securities	12,975	4,130
Gross realized gains [1]	15	—
Gross realized losses [1]	(247)	(42)
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

	March 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	44	$453,390	(25,657)	4,248	(337)	457,638	(25,994)
U.S. government sponsored enterprises	15	302,350	(16,707)	—	—	302,350	(16,707)
State and local governments	93	49,442	(2,040)	1,646	(150)	51,088	(2,190)
Corporate bonds	3	5,421	(83)	—	—	5,421	(83)
Residential mortgage-backed securities	354	3,164,385	(195,824)	738,114	(53,664)	3,902,499	(249,488)
Commercial mortgage-backed securities	105	757,925	(30,284)	128,637	(11,484)	886,562	(41,768)
Total available-for-sale	614	$4,732,913	(270,595)	872,645	(65,635)	5,605,558	(336,230)

	December 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	50	$1,329,399	(9,344)	5,457	(252)	1,334,856	(9,596)
U.S. government sponsored enterprises	11	239,928	(996)	—	—	239,928	(996)
State and local governments	10	11,080	(83)	1,760	(40)	12,840	(123)
Corporate bonds	3	12,483	(17)	—	—	12,483	(17)
Residential mortgage-backed securities	151	5,335,632	(53,434)	53,045	(832)	5,388,677	(54,266)
Commercial mortgage-backed securities	38	302,784	(3,316)	126,798	(4,377)	429,582	(7,693)
Total available-for-sale	263	$7,231,306	(67,190)	187,060	(5,501)	7,418,366	(72,691)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at March 31, 2022 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at March 31, 2022 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on available-for-sale debt securities totaled $16,758,000 and $18,788,000 at March 31, 2022, and December 31, 2021, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2022, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2022, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at March 31, 2022. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

Allowance for Credit Losses - Held-To-Maturity Debt Securities
The Company measured expected credit losses on held-to-maturity debt securities on a collective basis by major security type and NRSRO credit ratings, which is the Company’s primary credit quality indicator for state and local government securities. The estimate of expected credit losses considered historical credit loss information that was adjusted for current conditions as well as reasonable and supportable forecasts. The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by NRSRO credit rating:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$329,796	316,899
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,015,536	841,616
S&P: A+, A, A- / Moody’s: A1, A2, A3	38,617	39,078
Not rated by either entity	1,567	1,571
Total municipal bonds held-to-maturity	$1,385,516	1,199,164

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at March 31, 2022 have been determined to be investment grade. Held-to-maturity debt securities issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of March 31, 2022 and December 31, 2021, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $16,150,000 and $8,737,000 at March 31, 2022 and December 31, 2021, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at March 31, 2022 or December 31, 2021.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Residential real estate	$1,125,648	1,051,883
Commercial real estate	8,865,585	8,630,831
Other commercial	2,661,048	2,664,190
Home equity	715,963	736,288
Other consumer	362,775	348,839
Loans receivable	13,731,019	13,432,031
Allowance for credit losses	(176,159)	(172,665)
Loans receivable, net	$13,554,860	13,259,366
Net deferred origination (fees) costs included in loans receivable	$(20,509)	(21,667)
Net purchase accounting (discounts) premiums included in loans receivable	$(23,012)	(25,166)
Accrued interest receivable on loans	$48,544	49,133

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2022.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	4,344	(249)	3,927	(1,003)	559	1,110
Charge-offs	(2,694)	—	—	(799)	—	(1,895)
Recoveries	1,844	18	344	981	48	453
Balance at end of period	$176,159	16,227	122,172	23,882	9,173	4,705

	Three Months ended March 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Provision for credit losses	489	(582)	7,463	(7,265)	(89)	962
Charge-offs	(4,246)	(38)	—	(2,762)	(45)	(1,401)
Recoveries	1,960	34	789	279	20	838
Balance at end of period	$156,446	9,018	95,251	39,385	8,068	4,724

During the three months ended March 31, 2022, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended March 31, 2022, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	March 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$11,885	3,358	2,088	3,604	1,060	1,775
Accruing loans 60-89 days past due	4,195	—	2,649	763	434	349
Accruing loans 90 days or more past due	4,510	—	2,343	1,927	95	145
Non-accrual loans with no ACL	37,012	1,891	28,379	4,759	1,514	469
Non-accrual loans with ACL	20,911	—	—	20,865	—	46
Total past due and non-accrual loans	78,513	5,249	35,459	31,918	3,103	2,784
Current loans receivable	13,652,506	1,120,399	8,830,126	2,629,130	712,860	359,991
Total loans receivable	$13,731,019	1,125,648	8,865,585	2,661,048	715,963	362,775

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$38,081	2,132	26,063	5,464	1,582	2,840
Accruing loans 60-89 days past due	12,485	457	9,537	1,652	512	327
Accruing loans 90 days or more past due	17,141	223	15,345	1,383	57	133
Non-accrual loans with no ACL	28,961	2,162	20,040	4,563	1,712	484
Non-accrual loans with ACL	21,571	255	448	20,765	99	4
Total past due and non-accrual loans	118,239	5,229	71,433	33,827	3,962	3,788
Current loans receivable	13,313,792	1,046,654	8,559,398	2,630,363	732,326	345,051
Total loans receivable	$13,432,031	1,051,883	8,630,831	2,664,190	736,288	348,839

The Company had $720,000 and $73,000 of interest reversed on non-accrual loans during the three months ended March 31, 2022 and March 31, 2021, respectively. The prior year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2022, there were no significant change to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	March 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$25,704	—	49	25,655	—	—
Residential real estate	3,764	1,848	244	111	1,401	160
Other real estate	39,875	43	38,641	431	406	354
Other	529	—	—	230	—	299
Total	$69,872	1,891	38,934	26,427	1,807	813

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$25,182	—	57	25,125	—	—
Residential real estate	4,625	2,369	280	115	1,694	167
Other real estate	32,093	48	30,996	597	116	336
Other	1,525	—	—	1,241	—	284
Total	$63,425	2,417	31,333	27,078	1,810	787

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

	Three Months ended March 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	3	1	—	2	—	—
Pre-modification recorded balance	$87	31	—	56	—	—
Post-modification recorded balance	$87	31	—	56	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended March 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	7	1	4	1	—	1
Pre-modification recorded balance	$1,753	210	1,374	38	—	131
Post-modification recorded balance	$1,753	210	1,374	38	—	131
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

The modifications for the loans designated as TDRs during the three months ended March 31, 2022 and 2021 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $77,000 and $1,474,000 for the three months ended March 31, 2022 and 2021, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in consumer for the three months ended March 31, 2022 and other commercial for the three months ended March 31, 2021. At March 31, 2022 and December 31, 2021, the Company had $335,000 and $102,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At March 31, 2022 and December 31, 2021, the Company did not have any OREO secured by residential real estate properties.

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

	March 31, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022 (year-to-date)	$724,549	722,024	—	2,525	—
2021	2,611,827	2,610,130	—	1,697	—
2020	1,481,501	1,467,853	—	13,648	—
2019	863,746	825,419	—	38,327	—
2018	778,708	760,413	—	18,295	—
Prior	2,207,850	2,113,551	—	94,275	24
Revolving loans	197,404	196,410	—	993	1
Total	$8,865,585	8,695,800	—	169,760	25
Other commercial loans [1]
Term loans by origination year
2022 (year-to-date)	$148,882	148,562	—	320	—
2021	697,130	692,374	—	4,756	—
2020	372,931	367,657	—	5,272	2
2019	220,962	209,206	—	11,743	13
2018	172,157	165,572	—	6,583	2
Prior	496,187	485,791	—	9,890	506
Revolving loans	552,799	526,330	—	26,449	20
Total	$2,661,048	2,595,492	—	65,013	543
___________________________
1 Includes PPP loans.

	December 31, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021	$2,679,564	2,677,540	—	2,024	—
2020	1,512,845	1,499,895	—	12,950	—
2019	952,039	919,091	—	32,948	—
2018	808,275	788,292	—	19,983	—
2017	665,733	624,018	—	41,715	—
Prior	1,677,875	1,621,819	—	56,030	26
Revolving loans	334,500	332,696	—	1,803	1
Total	$8,630,831	8,463,351	—	167,453	27
Other commercial loans [1]
Term loans by origination year
2021	$751,151	746,709	—	4,442	—
2020	429,500	420,547	—	8,952	1
2019	235,591	226,614	—	8,974	3
2018	188,009	179,679	—	8,329	1
2017	209,287	207,509	—	1,775	3
Prior	312,852	297,926	—	14,275	651
Revolving loans	537,800	507,258	—	30,526	16
Total	$2,664,190	2,586,242	—	77,273	675
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022 (year-to-date)	$111,162	110,259	903	—
2021	587,540	586,901	639	—
2020	148,965	148,770	59	136
2019	57,198	57,198	—	—
2018	44,023	43,752	—	271
Prior	174,344	171,103	1,757	1,484
Revolving loans	2,416	2,416	—	—
Total	$1,125,648	1,120,399	3,358	1,891
Home equity loans
Term loans by origination year
2022 (year-to-date)	$—	—	—	—
2021	44	44	—	—
2020	63	63	—	—
2019	430	398	—	32
2018	682	681	—	1
Prior	9,739	9,315	180	244
Revolving loans	705,005	702,359	1,314	1,332
Total	$715,963	712,860	1,494	1,609
Other consumer loans
Term loans by origination year
2022 (year-to-date)	$49,134	49,110	24	—
2021	136,845	136,325	405	115
2020	71,871	71,567	279	25
2019	31,608	31,213	211	184
2018	16,789	16,554	72	163
Prior	22,554	21,289	1,098	167
Revolving loans	33,974	33,933	35	6
Total	$362,775	359,991	2,124	660

	December 31, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021	$427,814	427,318	496	—
2020	179,395	178,016	1,232	147
2019	66,543	66,470	—	73
2018	51,095	50,816	—	279
2017	42,181	42,005	—	176
Prior	146,299	143,473	861	1,965
Revolving loans	138,556	138,556	—	—
Total	$1,051,883	1,046,654	2,589	2,640
Home equity loans
Term loans by origination year
2021	$871	871	—	—
2020	303	303	—	—
2019	1,293	1,260	—	33
2018	1,329	1,328	—	1
2017	886	886	—	—
Prior	11,494	10,589	576	329
Revolving loans	720,112	717,089	1,518	1,505
Total	$736,288	732,326	2,094	1,868
Other consumer loans
Term loans by origination year
2021	$151,407	150,910	469	28
2020	80,531	80,072	443	16
2019	37,036	36,647	187	202
2018	19,563	19,268	144	151
2017	8,591	8,506	78	7
Prior	17,763	15,968	1,589	206
Revolving loans	33,948	33,680	257	11
Total	$348,839	345,051	3,167	621

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$8,028		5,995
Accumulated depreciation	(594)		(516)
Net ROU assets	$7,434	44,414	5,479	44,699
Lease liabilities	$7,774	47,695	5,781	47,901
Weighted-average remaining lease term	22 years	16 years	23 years	16 years
Weighted-average discount rate	2.7%	3.4%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	March 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$381	5,200
Maturing one year through two years	389	4,359
Maturing two years through three years	399	4,091
Maturing three years through four years	407	3,987
Maturing four years through five years	417	3,905
Thereafter	8,504	42,900
Total lease payments	10,497	64,442
Present value of lease payments
Short-term	174	1,455
Long-term	7,600	46,240
Total present value of lease payments	7,774	47,695
Difference between lease payments and present value of lease payments	$2,723	16,747

The components of lease expense consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Finance lease cost
Amortization of ROU assets	$78	61
Interest on lease liabilities	46	37
Operating lease cost	1,496	1,279
Short-term lease cost	105	86
Variable lease cost	307	261
Sublease income	(12)	(11)
Total lease expense	$2,020	1,713

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$46	1,025	37	780
Financing cash flows	39	N/A	27	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2022 and 2021 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net carrying value at beginning of period	$985,393	514,013
Acquisitions and adjustments	—	—
Net carrying value at end of period	$985,393	514,013

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2021 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the first quarter of 2022 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2022. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2022 and December 31, 2021.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Carrying value at beginning of period	$12,839	8,976
Acquisitions	—	1,354
Additions	756	4,435
Amortization	(528)	(1,926)
Carrying value at end of period	$13,067	12,839
Principal balances of loans serviced for others	$1,644,158	1,639,058
Fair value of servicing rights	$18,946	16,938

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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Loans receivable	$146,763	121,625
Accrued interest receivable	579	519
Other assets	47,302	41,363
Total assets	$194,644	163,507
Liabilities
Other borrowed funds	$49,484	38,313
Accrued interest payable	209	117
Other liabilities	55	164
Total liabilities	$49,748	38,594

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $56,675,000 and $50,725,000 as of March 31, 2022 and December 31, 2021, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2022 and 2021. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at March 31, 2022 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2022	$24,105
2023	28,395
2024	11,659
2025	299
2026	333
Thereafter	854
Total	$65,645

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

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Amortization expense	$2,995	2,326
Tax credits and other tax benefits recognized	3,996	3,095
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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	March 31, 2022	December 31, 2021
Residential mortgage-backed securities	$958,479	1,020,794

The repurchase agreements are secured by debt securities with carrying values of $1,185,702,000 and $1,233,885,000 at March 31, 2022 and December 31, 2021, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the three months ended March 31, 2022. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month London Interbank Offered Rate (“LIBOR.”) At March 31, 2022 and December 31, 2021, the interest rate caps had a fair value of $3,859,000 and $934,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $42,000 for the three months ended March 31, 2022 and 2021, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending March 31, 2022 and 2021 was as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Amount of gain recognized in OCI	$2,967	593

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2022 and December 31, 2021, loan commitments with interest rate lock commitments totaled $106,202,000 and $151,038,000, respectively. At March 31, 2022 and December 31, 2021, the fair value of the related derivatives on the interest rate lock commitments was $1,046,000 and $3,008,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At March 31, 2022 and December 31, 2021, TBA commitments were $93,000,000 and $116,500,000, respectively. At March 31, 2022 the fair value of the related derivatives on the TBA securities was $3,175,000 and was included in other assets with the corresponding changes recorded in gain on sale of loans. At and December 31, 2021, the fair value was $80,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Mergers and acquisition expenses	$6,207	104
Consulting and outside services	3,143	2,171
VIE amortization and other expenses	2,544	1,531
Loan expenses	1,823	1,624
Debit card expenses	1,804	1,322
Telephone	1,594	1,375
Employee expenses	1,088	431
Business development	1,081	822
Printing and supplies	1,050	790
Postage	995	961
Accounting and audit fees	671	455
Legal fees	448	156
Checking and operating expenses	352	156
Loss on dispositions of fixed assets	(310)	(353)
Other	1,354	1,101
Total other expenses	$23,844	12,646

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(63,370)	443	(62,927)
Reclassification adjustments for gains included in net loss	(243)	—	(243)
Net current period other comprehensive income (loss)	(63,613)	443	(63,170)
Balance at March 31, 2021	$79,830	90	79,920
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(276,295)	2,218	(274,077)
Reclassification adjustments for gains and transfers included in net income	(507)	—	(507)
Reclassification adjustments for amortization included in net income for transferred securities	(584)	—	(584)
Net current period other comprehensive (loss) income	(277,386)	2,218	(275,168)
Balance at March 31, 2022	$(250,348)	2,539	(247,809)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021
Net income available to common stockholders, basic and diluted	$67,795	80,802
Average outstanding shares - basic	110,724,655	95,465,801
Add: dilutive restricted stock units and stock options	75,346	81,121
Average outstanding shares - diluted	110,800,001	95,546,922
Basic earnings per share	$0.61	0.85
Diluted earnings per share	$0.61	0.85
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	4,934	—
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2022 and 2021.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2022.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $1,583,000 and $4,729,000 for the three month periods ended March 31, 2022 and 2021, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$465,760	—	465,760	—
U.S. government sponsored enterprises	302,350	—	302,350	—
State and local governments	463,041	—	463,041	—
Corporate bonds	113,185	—	113,185	—
Residential mortgage-backed securities	3,974,655	—	3,974,655	—
Commercial mortgage-backed securities	1,216,772	—	1,216,772	—
Loans held for sale, at fair value	51,284	—	51,284	—
Interest rate caps	3,859	—	3,859	—
Interest rate locks	1,046	—	1,046	—
TBA hedge	3,175	—	3,175	—
Total assets measured at fair value on a recurring basis	$6,595,127	—	6,595,127	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$1,346,749	—	1,346,749	—
U.S. government sponsored enterprises	240,693	—	240,693	—
State and local governments	488,858	—	488,858	—
Corporate bonds	180,752	—	180,752	—
Residential mortgage-backed securities	5,699,659	—	5,699,659	—
Commercial mortgage-backed securities	1,214,138	—	1,214,138	—
Loans held for sale, at fair value	60,797	—	60,797	—
Interest rate caps	934	—	934	—
Interest rate locks	3,008	—	3,008	—
Total assets measured at fair value on a recurring basis	$9,235,588	—	9,235,588	—
TBA hedge	$80	—	80	—
Total liabilities measured at fair value on a recurring basis	$80	—	80	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2022.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,580	—	—	1,580
Total assets measured at fair value on a non-recurring basis	$1,580	—	—	1,580

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$22,036	—	—	22,036
Total assets measured at fair value on a non-recurring basis	$22,036	—	—	22,036

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2022	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,542	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	38	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$1,580

	Fair Value December 31, 2021	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent loans, net of ACL	$20,934	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,102	Sales comparison approach	Selling Costs	5.0% - 10.0% (6.7%)
			Adjustment to comparables	0.0% - 10.0% (6.0%)
$22,036
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended March 31, 2022.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$436,805	436,805	—	—
Debt securities, held-to-maturity	3,576,941	—	3,394,832	—
Loans receivable, net of ACL	13,554,860	—	—	13,469,234
Total financial assets	$17,568,606	436,805	3,394,832	13,469,234
Financial liabilities
Term deposits	$995,147	—	998,569	—
FHLB advances	80,000	—	80,000	—
Repurchase agreements and other borrowed funds	1,015,737	—	1,015,737	—
Subordinated debentures	132,661	—	130,492	—
Total financial liabilities	$2,223,545	—	2,224,798	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$437,686	437,686	—	—
Debt securities, held-to-maturity	1,199,164	—	1,220,883	—
Loans receivable, net of ACL	13,259,366	—	—	13,422,898
Total financial assets	$14,896,216	437,686	1,220,883	13,422,898
Financial liabilities
Term deposits	$1,036,077	—	1,040,100	—
Repurchase agreements and other borrowed funds	1,064,888	—	1,064,888	—
Subordinated debentures	132,620	—	131,513	—
Total financial liabilities	$2,233,585	—	2,236,501	—

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Company’s 2021 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Operating results
Net income	$67,795	50,709	80,802
Basic earnings per share	$0.61	0.46	0.85
Diluted earnings per share	$0.61	0.46	0.85
Dividends declared per share [1]	$0.33	0.42	0.31
Market value per share
Closing	$50.28	56.70	57.08
High	$60.69	60.54	67.35
Low	$49.61	52.62	44.55
Selected ratios and other data
Number of common stock shares outstanding	110,763,316	110,687,533	95,501,819
Average outstanding shares - basic	110,724,655	110,687,365	95,465,801
Average outstanding shares - diluted	110,800,001	110,789,362	95,546,922
Return on average assets (annualized)	1.06%	0.78%	1.73%
Return on average equity (annualized)	8.97%	6.28%	14.12%
Efficiency ratio	57.11%	57.68%	46.75%
Dividend payout ratio [2]	54.10%	91.30%	36.47%
Loan to deposit ratio	63.52%	63.24%	70.72%
Number of full time equivalent employees	3,439	3,436	2,994
Number of locations	223	224	193
Number of ATMs	273	273	250
______________________
1 Includes a special dividend declared of $0.10 per share for the three months ended December 31, 2021.
2 Excluding the special dividend, the dividend payout ratio was 69.57 percent for the three months ended December 31, 2021.

The Company reported net income of $67.8 million for the current quarter, a decrease of $13.0 million, or 16 percent, from the $80.8 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.61 per share, a decrease of 28 percent from the prior year first quarter diluted earnings per share of $0.85. The $13.0 million decrease in first quarter earnings over the prior year first quarter was driven primarily by a $15.4 million decrease in the Paycheck Protection Program (“PPP”) related income, a $12.6 million decrease in gain on the sale of residential loans, an increase of $7.0 million of credit loss expense, and a $6.1 million increase in acquisition-related expenses. For the quarter, the Company experienced a $28.7 million increase, or 18 percent, in net interest income over the prior year first quarter.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Cash and cash equivalents	$436,805	437,686	878,450	(881)	(441,645)
Debt securities, available-for-sale	6,535,763	9,170,849	5,853,315	(2,635,086)	682,448
Debt securities, held-to-maturity	3,576,941	1,199,164	588,751	2,377,777	2,988,190
Total debt securities	10,112,704	10,370,013	6,442,066	(257,309)	3,670,638
Loans receivable
Residential real estate	1,125,648	1,051,883	745,097	73,765	380,551
Commercial real estate	8,865,585	8,630,831	6,474,701	234,754	2,390,884
Other commercial	2,661,048	2,664,190	3,100,584	(3,142)	(439,536)
Home equity	715,963	736,288	625,369	(20,325)	90,594
Other consumer	362,775	348,839	324,178	13,936	38,597
Loans receivable	13,731,019	13,432,031	11,269,929	298,988	2,461,090
Allowance for credit losses	(176,159)	(172,665)	(156,446)	(3,494)	(19,713)
Loans receivable, net	13,554,860	13,259,366	11,113,483	295,494	2,441,377
Other assets	1,995,955	1,873,580	1,336,553	122,375	659,402
Total assets	$26,100,324	25,940,645	19,770,552	159,679	6,329,772

Total debt securities of $10.113 billion at March 31, 2022 decreased $257 million, or 2 percent, during the current quarter and increased $3.671 billion, or 57 percent, from the prior year first quarter. During 2020 and 2021, the Company experienced a sizeable increase in the investment portfolio as a result of the excess liquidity from the increase in core deposits. Debt securities represented 39 percent of total assets at March 31, 2022 compared to 40 percent at December 31, 2021 and 33 percent of total assets at March 31, 2021.

During the current quarter, the Company transferred $2.247 billion of available-for-sale (“AFS”) debt securities with a $55.7 million unrealized loss to held-to-maturity (“HTM”) designation after the Company determined it had both the intent and ability to hold such securities until maturity.

The loan portfolio of $13.731 billion at March 31, 2022 increased $299 million, or 2 percent, in the current quarter and increased $2.461 billion, or 22 percent, from the prior year first quarter. Excluding the PPP loans, the loan portfolio increased $407 million, or 12 percent annualized, during the current quarter with the largest dollar increase in commercial real estate which increased $235 million, or 11 percent annualized. Excluding the PPP loans and loans from the acquisition of Altabancorp and its Altabank subsidiary (“Alta”), the loan portfolio increased $1.486 billion, or 14 percent, from the prior year first quarter with the largest dollar increase in commercial real estate loans which increased $988 million, or 15 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Deposits
Non-interest bearing deposits	$7,990,003	7,779,288	6,040,440	210,715	1,949,563
NOW and DDA accounts	5,376,881	5,301,832	4,035,455	75,049	1,341,426
Savings accounts	3,287,521	3,180,046	2,206,592	107,475	1,080,929
Money market deposit accounts	4,044,655	4,014,128	2,817,708	30,527	1,226,947
Certificate accounts	995,147	1,036,077	965,986	(40,930)	29,161
Core deposits, total	21,694,207	21,311,371	16,066,181	382,836	5,628,026
Wholesale deposits	3,688	25,878	38,143	(22,190)	(34,455)
Deposits, total	21,697,895	21,337,249	16,104,324	360,646	5,593,571
Securities sold under agreements to repurchase	958,479	1,020,794	996,878	(62,315)	(38,399)
Federal Home Loan Bank advances	80,000	—	—	80,000	80,000
Other borrowed funds	57,258	44,094	33,452	13,164	23,806
Subordinated debentures	132,661	132,620	132,499	41	162
Other liabilities	239,838	228,266	204,898	11,572	34,940
Total liabilities	$23,166,131	22,763,023	17,472,051	403,108	5,694,080

Core deposits of $21.694 billion increased $383 million, or 7 percent annualized, during the current quarter and non-interest bearing deposits increased $211 million, or 11 percent annualized, during the current quarter. Excluding the Alta acquisition, core deposits increased $2.354 billion, or 15 percent, from the prior year first quarter. During 2020 and 2021, the Company experienced unprecedented increases in core deposits as a result of increased customer savings and federal stimulus. During the current quarter, the Company continued to experience a slowing of the deposit growth rates. Non-interest bearing deposits were 37 percent of total core deposits at March 31, 2022 and December 31, 2021 compared to 38 percent at March 31, 2021.

The low levels of borrowings, including wholesale deposits and Federal Home Loan Bank (“FHLB”) advances, reflected the significant increase in core deposits which funded the asset growth.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Common equity	$3,182,002	3,150,263	2,215,465	31,739	966,537
Accumulated other comprehensive income	(247,809)	27,359	79,920	(275,168)	(327,729)
Total stockholders’ equity	2,934,193	3,177,622	2,295,385	(243,429)	638,808
Goodwill and core deposit intangible, net	(1,034,987)	(1,037,652)	(567,034)	2,665	(467,953)
Tangible stockholders’ equity	$1,899,206	2,139,970	1,728,351	(240,764)	170,855

Stockholders’ equity to total assets	11.24%	12.25%	11.61%
Tangible stockholders’ equity to total tangible assets	7.58%	8.59%	9.00%
Book value per common share	$26.49	28.71	24.03	(2.22)	2.46
Tangible book value per common share	$17.15	19.33	18.10	(2.18)	(0.95)

Tangible stockholders’ equity of $1.899 billion at Mach 31, 2022 decreased $241 million, or 11 percent, from the prior quarter which was primarily driven by a decrease in the unrealized gain on the AFS debt securities during the current quarter which was driven by an increase in interest rates. Tangible stockholders’ equity at March 31, 2022 increased $171 million, or 10 percent, from the prior year first quarter which largely was the result of $840 million of Company common stock issued for the acquisition of Alta, despite the increase in goodwill and core deposit intangibles associated with the Alta acquisition and a decrease in the unrealized gain on the AFS debt securities. Tangible book value per common share of $17.15 at the current quarter end decreased $2.18 per share, or 11 percent, from the prior quarter and decreased $0.95 per share, or 5 percent, from a year ago primarily as a result of the decrease in unrealized gain on AFS debt securities.

Cash Dividend
On March 30, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share, an increase of $0.01 per share or 3 percent over the prior quarter regular dividend. The dividend was payable April 21, 2022 to shareholders of record on April 12, 2022. The dividend was the 148th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2022
Compared to December 31, 2021, and March 31, 2021

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Net interest income
Interest income	$190,516	192,825	161,552	(2,309)	28,964
Interest expense	4,961	5,203	4,740	(242)	221
Total net interest income	185,555	187,622	156,812	(2,067)	28,743
Non-interest income
Service charges and other fees	17,111	17,576	12,792	(465)	4,319
Miscellaneous loan fees and charges	3,555	3,745	2,778	(190)	777
Gain on sale of loans	9,015	11,431	21,624	(2,416)	(12,609)
Gain (loss) on sale of investments	446	(693)	284	1,139	162
Other income	3,436	2,303	2,643	1,133	793
Total non-interest income	33,563	34,362	40,121	(799)	(6,558)
Total income	$219,118	221,984	196,933	(2,866)	22,185
Net interest margin (tax-equivalent)	3.20%	3.21%	3.74%

Net Interest Income
The current quarter net interest income of $186 million decreased $2.1 million, or 1 percent, compared to the prior quarter and increased $28.7 million, or 18 percent, from the prior year first quarter. The current quarter interest income of $191 million decreased $2.3 million, or 1 percent, over the prior quarter and was driven by the decrease of $5.3 million in interest income from the PPP loans. The current quarter interest income increased $29.0 million over the prior year first quarter primarily due to $30.2 million of interest income from Altabank division which more than offset the $10.2 million decrease in interest income from the PPP loans.

The current quarter interest expense of $5.0 million decreased $242 thousand, or 5 percent, over the prior quarter. Interest expense increased $221 thousand, or 5 percent, over the prior year first quarter primarily the result of an increase in deposit balances. The total cost of funding (including non-interest bearing deposits) was 9 basis points in the current and prior quarters compared to 12 basis points in the prior year first quarter which was driven by the decrease in rates on deposits and borrowings.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.20 percent compared to 3.21 percent in the prior quarter and 3.74 in the prior year first quarter. The core net interest margin, excluding 8 basis points of discount accretion, 1 basis point from non-accrual interest and 4 basis points increase from the PPP loans, was 3.07 percent compared to 3.04 in the prior quarter and 3.56 percent in the prior year first quarter. The core net interest margin increased 3 basis points in the current quarter as a result of increased investment yields that more than offset the decrease in the core loan yields. The core net interest margin decreased 49 basis points from the prior first quarter due to the decrease in core loan yields.

Non-interest Income
Non-interest income for the current quarter totaled $33.6 million which was a decrease of $799 thousand, or 2 percent, over the prior quarter and a decrease of $6.6 million, or 16 percent, over the same quarter last year. Gain on the sale of residential loans of $9.0 million for the current quarter decreased $2.4 million, or 21 percent, compared to the prior quarter and decreased $12.6 million, or 58 percent, from the prior year first quarter. The current quarter mortgage activity was lower than prior periods as a result reduced mortgage purchase and refinance activity after the historic highs the Company recently experienced.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Compensation and employee benefits	$79,074	77,703	62,468	1,371	16,606
Occupancy and equipment	10,964	11,259	9,515	(295)	1,449
Advertising and promotions	3,232	3,436	2,371	(204)	861
Data processing	7,475	7,468	5,206	7	2,269
Other real estate owned	—	34	12	(34)	(12)
Regulatory assessments and insurance	3,055	2,657	1,879	398	1,176
Core deposit intangibles amortization	2,664	2,807	2,488	(143)	176
Other expenses	23,844	28,683	12,646	(4,839)	11,198
Total non-interest expense	$130,308	134,047	96,585	(3,739)	33,723

Total non-interest expense of $130 million for the current quarter decreased $3.7 million, or 2.8 percent, over the prior quarter which was driven by a $2.0 million decrease in acquisition-related expenses during the current quarter. Acquisition-related expenses was $6.2 million in the current quarter compared to $8.2 million in the prior quarter and $104 thousand in the prior year first quarter.

Total non-interest expense increased $33.7 million, or 35 percent, over the prior year first quarter which was primarily driven by the acquisition of Alta. Excluding $17.5 million of non-interest expense from the Altabank division, $5.2 million from deferred compensation on the PPP loans in the prior year, and acquisition-related expenses, non-interest expense increased $4.9 million, or 5 percent, from the prior year first quarter. The increase includes $1.7 million from compensation and employee benefits driven by the increased number of employees, annual salary increases and $1.0 million increased expenses associated with equity investment in tax credits.

Efficiency Ratio
The efficiency ratio was 57.11 percent in the current quarter compared to 57.68 percent in the prior quarter and 46.75 in the prior year first quarter. Excluding acquisition-related expenses, the efficiency ratio would have been 54.33 percent in the current quarter compared to 54.09 percent in the prior quarter and 46.70 percent in the prior year first quarter. The increase in the efficiency ratio from the prior year first quarter was driven by the decrease in gain on the sale of residential loans, the decrease in income from the PPP loans and the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2022	$4,344	$850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%
Second quarter 2020	13,552	1,233	1.42%	0.22%	0.27%

The current quarter provision for credit loss expense for loans was $4.3 million which was a decrease of $15.0 million from the prior quarter, which was driven by the prior quarter acquisition of Alta and the requirement to fully fund an allowance for credit loses on loans post-acquisition. Current quarter provision for credit loss expense increased $3.9 million from the prior year first quarter provision for credit loss expense of $489 thousand.

Net charge-offs for the current quarter were $850 thousand compared to $616 thousand for the prior quarter and $2.3 million from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. During the first quarter of the current year, the Company transferred $2.2 billion of available-for-sale securities with an unrealized net loss of $55.7 million into the held-to-maturity portfolio after determining it had the intent and ability to hold such securities until maturity. During the first quarter of 2021, the Company transferred $404 million of available-for-sale securities with an unrealized net gain of $3.8 million into the held-to-maturity portfolio after determining it had the intent and ability to hold such securities until maturity. The Company transferred an additional $440 million of available-for-sale securities with an unrealized net gain of $40.6 million into held-to-maturity portfolio during the second quarter of 2021. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$465,760	5%	$1,346,749	13%	$35,863	1%
U.S. government sponsored enterprises	302,350	3%	240,693	2%	5,253	—%
State and local governments	463,041	5%	488,858	5%	978,652	15%
Corporate bonds	113,185	1%	180,752	2%	288,781	5%
Residential mortgage-backed securities	3,974,655	39%	5,699,659	55%	3,363,627	52%
Commercial mortgage-backed securities	1,216,772	12%	1,214,138	12%	1,181,139	18%
Total available-for-sale	6,535,763	65%	9,170,849	89%	5,853,315	91%
Held-to-maturity
U.S. government and federal agency	843,264	8%	—	—%	—	—%
State and local governments	1,385,516	14%	1,199,164	11%	588,751	9%
Residential mortgage-backed securities	1,348,161	13%	—	—%	—	—%
Total held-to-maturity	3,576,941	35%	1,199,164	11%	588,751	9%
Total debt securities	$10,112,704	100%	$10,370,013	100%	$6,442,066	100%

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

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$439,055	417,351	422,413	432,651
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,304,624	1,242,468	1,138,804	1,172,765
S&P: A+, A, A- / Moody’s: A1, A2, A3	83,825	84,388	84,934	89,715
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	93	95	92	96
Not rated by either entity	14,305	14,258	14,335	14,514
Below investment grade	—	—	—	—
Total	$1,841,902	1,758,560	1,660,578	1,709,741

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$592,236	588,058	606,873	637,431
General obligation - limited	191,408	190,075	108,487	113,320
Revenue	1,017,473	939,919	929,166	941,894
Certificate of participation	37,281	37,086	12,316	13,254
Other	3,504	3,422	3,736	3,842
Total	$1,841,902	1,758,560	1,660,578	1,709,741

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$301,873	283,546	260,471	264,776
Texas	154,450	148,558	157,917	161,706
Michigan	134,663	132,984	134,903	139,704
California	159,675	156,827	151,137	160,023
Washington	114,109	109,229	115,834	119,806
All other states	977,132	927,416	840,316	863,726
Total	$1,841,902	1,758,560	1,660,578	1,709,741

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2022. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$11	0.50%	$442,241	1.06%	$7,376	1.56%	$16,132	1.57%	$—	—%	$465,760	1.08%
U.S. government sponsored enterprises	261	0.93%	302,089	1.29%	—	—%	—	—%	—	—%	302,350	1.29%
State and local governments	6,316	2.16%	64,659	2.58%	177,942	3.67%	214,124	3.18%	—	—%	463,041	3.27%
Corporate bonds	49,454	3.22%	58,797	3.78%	3,924	4.00%	1,010	0.46%	—	—%	113,185	3.52%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,974,655	1.09%	3,974,655	1.09%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,216,772	2.21%	1,216,772	2.21%
Total available-for-sale	56,042	3.09%	867,786	1.42%	189,242	3.60%	231,266	3.05%	5,191,427	1.35%	6,535,763	1.49%
Held-to-maturity
U.S. government and federal agency	—	—%	369,254	1.07%	474,010	1.22%	—	—%	—	—%	843,264	1.16%
State and local governments	1,426	2.36%	30,254	2.42%	95,101	2.65%	1,258,735	2.79%	—	—%	1,385,516	2.77%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,348,161	0.93%	1,348,161	0.93%
Total held-to-maturity	1,426	2.36%	399,508	1.18%	569,111	1.46%	1,258,735	2.79%	1,348,161	0.93%	3,576,941	1.70%
Total debt securities	$57,468	3.07%	$1,267,294	1.34%	$758,353	1.99%	$1,490,001	2.83%	$6,539,588	1.27%	$10,112,704	1.56%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2022, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at March 31, 2022.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of March 31, 2022, the Company determined that none of such securities were impaired.

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

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,125,648	8%	$1,051,883	8%	$745,097	7%
Commercial real estate	8,865,585	65%	8,630,831	65%	6,474,701	58%
Other commercial	2,661,048	20%	2,664,190	20%	3,100,584	28%
Home equity	715,963	6%	736,288	6%	625,369	6%
Other consumer	362,775	2%	348,839	2%	324,178	3%
Loans receivable	13,731,019	101%	13,432,031	101%	11,269,929	102%
Allowance for credit losses	(176,159)	(1)%	(172,665)	(1)%	(156,446)	(2)%
Loans receivable, net	$13,554,860	100%	$13,259,366	100%	$11,113,483	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Other real estate owned and foreclosed assets	$43	18	2,965
Accruing loans 90 days or more past due	4,510	17,141	3,733
Non-accrual loans	57,923	50,532	29,887
Total non-performing assets	$62,476	67,691	36,585
Non-performing assets as a percentage of subsidiary assets	0.24%	0.26%	0.19%
ACL as a percentage of non-performing loans	282%	255%	465%
Accruing loans 30-89 days past due	$16,080	50,566	44,616
Accruing troubled debt restructurings	$33,702	34,591	41,345
Non-accrual troubled debt restructurings	$2,501	2,627	4,702
U.S. government guarantees included in non-performing assets	$5,068	4,028	2,778
Interest income [1]	$648	2,422	357
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $62.5 million at March 31, 2022 decreased $5.2 million, or 8 percent, over the prior quarter. Non-performing assets increased $25.9 million, or 71 percent, over the prior year first quarter primarily as a result of the Alta acquisition and two credit relationships. Non-performing assets as a percentage of subsidiary assets at March 31, 2022 was 0.24 percent compared to 0.26 percent in the prior quarter and 0.19 percent in the prior year first quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $16.1 million at March 31, 2022 decreased $34.5 million from the prior quarter with a large portion of the decrease primarily isolated to a single credit relationship. Early stage delinquencies decreased $28.5 million from the prior year first quarter. Early stage delinquencies as a percentage of loans at March 31, 2022 was 0.12 percent, which was a decrease of 26 basis points from prior quarter and an 28 basis points increase from prior year first quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $36.2 million and $37.2 million at March 31, 2022 and December 31, 2021, respectively.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) during 2022 was $77 thousand. The fair value of the loan collateral acquired in foreclosure during 2022 was $45 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Balance at beginning of period	$18	1,744	1,744
Additions	45	1,482	1,397
Write-downs	—	(120)	—
Sales	(20)	(3,088)	(176)
Balance at end of period	$43	18	2,965

PPP Loans

	At or for the Three Months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
PPP interest income	$3,348	8,660	13,523
Deferred compensation on originating PPP loans	—	—	5,213
Total PPP income impact	$3,348	8,660	18,736
Total PPP loans	$60,680	168,677	975,791
Net remaining fees	$1,912	5,077	28,134

The United States Small Business Administration (”SBA”) Round 2 PPP program ended in early May 2021 after the available funds were fully drawn upon. The Company continued to actively work with its PPP loan customers to obtain forgiveness from the SBA during the current quarter. The Company received $108 million in PPP loan forgiveness during the current quarter. As of March 31, 2022, the Company had $60.7 million of PPP loans remaining.

In the current quarter, the Company recognized $3.3 million of interest income (including deferred fees and costs) from the PPP loans. The income recognized in the current quarter included $3.0 million acceleration of net deferred fees in interest income resulting from the SBA forgiveness of loans. Net deferred fees remaining on the balance of the PPP loans at March 31, 2022 was $1.9 million, which will be recognized into interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

Supplemental information regarding credit quality and identification of the Company’s loan portfolio based on regulatory classification is provided in loan tables in the section titled Loans by Regulatory Classification included in this Form 10Q. The regulatory classification of loans is based primarily on collateral type while the Company’s loan segments presented herein are based on the purpose of the loan.

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$16,227	9%	8%	$16,458	10%	8%	$9,018	6%	7%
Commercial real estate	122,172	69%	65%	117,901	68%	64%	95,251	61%	57%
Other commercial	23,882	14%	19%	24,703	14%	20%	39,385	25%	27%
Home equity	9,173	5%	5%	8,566	5%	5%	8,068	5%	6%
Other consumer	4,705	3%	3%	5,037	3%	3%	4,724	3%	3%
Total	$176,159	100%	100%	$172,665	100%	100%	$156,446	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended		At or for the Year ended		At or for the Three Months ended
(Dollars in thousands)	March 31, 2022	% of Average Loans	December 31, 2021	% of Average Loans	March 31, 2021	% of Average Loans
Balance at beginning of period	$172,665		158,243		158,243
Acquisitions	—		371		—
Provision for credit losses	4,344		16,380		489
Net (charge-offs) recoveries
Residential real estate	18	—%	337	0.04%	(4)	—%
Commercial real estate	344	—%	1,597	0.02%	789	(0.04)%
Other commercial	182	0.01%	(1,048)	(0.04)%	(2,483)	(0.10)%
Home equity	48	0.01%	198	0.03%	(25)	(0.02)%
Other consumer	(1,442)	(0.41)%	(3,413)	(1.03)%	(563)	(0.69)%
Net charge-offs	(850)	(0.01)%	(2,329)	(0.02)%	(2,286)	(0.07)%
Balance at end of period	$176,159		172,665		156,446
ACL as a percentage of total loans	1.28%		1.29%		1.39%
Non-accrual loans as a percentage of total loans	0.42%		0.38%		0.29%
ACL as a percentage of non-accrual loans	304.13%		341.69%		495.07%

The current quarter provision for credit loss expense for loans was $4.3 million which was a decrease of $15.0 million from the prior quarter, which was driven by the prior quarter acquisition of Alta and the requirement to fully fund an allowance for credit loses on loans post-acquisition. Current quarter provision for credit loss expense increased $3.9 million from the prior year first quarter provision for credit loss expense of $489 thousand.

The ACL as a percentage of total loans outstanding at March 31 2022 was 1.28 percent which was a 1 basis point decrease compared to the prior quarter and an 11 basis points decrease from the prior year first quarter. The Company’s ACL of $176 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2022 and 2021, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 223 locations, including 188 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Custom and owner occupied construction	$265,579	$263,758	$153,226	1%	73%
Pre-sold and spec construction	258,429	257,568	154,312	—%	67%
Total residential construction	524,008	521,326	307,538	1%	70%
Land development	180,270	185,200	103,960	(3)%	73%
Consumer land or lots	184,217	173,305	133,409	6%	38%
Unimproved land	90,498	81,064	62,002	12%	46%
Developed lots for operative builders	61,276	41,840	27,310	46%	124%
Commercial lots	98,403	99,418	61,289	(1)%	61%
Other construction	833,218	762,970	604,326	9%	38%
Total land, lot, and other construction	1,447,882	1,343,797	992,296	8%	46%
Owner occupied	2,675,681	2,645,841	1,973,309	1%	36%
Non-owner occupied	3,190,519	3,056,658	2,372,644	4%	34%
Total commercial real estate	5,866,200	5,702,499	4,345,953	3%	35%
Commercial and industrial	1,378,500	1,463,022	1,883,438	(6)%	(27)%
Agriculture	731,248	751,185	728,579	(3)%	—%
1st lien	1,466,279	1,393,267	1,130,339	5%	30%
Junior lien	33,438	34,830	35,230	(4)%	(5)%
Total 1-4 family	1,499,717	1,428,097	1,165,569	5%	29%
Multifamily residential	545,483	545,001	380,172	—%	43%
Home equity lines of credit	753,362	761,990	664,800	(1)%	13%
Other consumer	207,827	207,513	191,152	—%	9%
Total consumer	961,189	969,503	855,952	(1)%	12%
States and political subdivisions	659,742	615,251	546,086	7%	21%
Other	168,334	153,147	183,077	10%	(8)%
Total loans receivable, including loans held for sale	13,782,303	13,492,828	11,388,660	2%	21%
Less loans held for sale [1]	(51,284)	(60,797)	(118,731)	(16)%	(57)%
Total loans receivable	$13,731,019	$13,432,031	$11,269,929	2%	22%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Mar 31, 2022	Mar 31, 2022	Mar 31, 2022
Custom and owner occupied construction	$233	237	246	233	—	—
Land development	240	250	330	240	—	—
Consumer land or lots	160	309	325	160	—	—
Unimproved land	128	124	243	113	15	—
Commercial lots	—	—	368	—	—	—
Other construction	12,884	12,884	—	12,884	—	—
Total land, lot and other construction	13,412	13,567	1,266	13,397	15	—
Owner occupied	3,508	3,918	5,272	3,508	—	—
Non-owner occupied	1,526	6,063	4,615	1,526	—	—
Total commercial real estate	5,034	9,981	9,887	5,034	—	—
Commercial and industrial	4,252	3,066	6,100	3,366	886	—
Agriculture	28,801	29,151	8,392	25,641	3,160	—
1st lien	2,015	2,870	4,303	1,996	19	—
Junior lien	301	136	290	111	190	—
Total 1-4 family	2,316	3,006	4,593	2,107	209	—
Multifamily residential	6,469	6,548	—	6,469	—	—
Home equity lines of credit	1,416	1,563	3,614	1,321	95	—
Other consumer	543	460	1,017	355	145	43
Total consumer	1,959	2,023	4,631	1,676	240	43
Other	—	112	1,470	—	—	—
Total	$62,476	67,691	36,585	57,923	4,510	43

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Custom and owner occupied construction	$703	$1,243	$963	(43)%	(27)%
Pre-sold and spec construction	—	443	—	(100)%	n/m
Total residential construction	703	1,686	963	(58)%	(27)%
Land development	317	—	—	n/m	n/m
Consumer land or lots	28	149	215	(81)%	(87)%
Unimproved land	—	305	334	(100)%	(100)%
Developed lots for operative builders	142	—	—	n/m	n/m
Commercial lots	54	—	—	n/m	n/m
Other construction	—	30,788	1,520	(100)%	(100)%
Total land, lot and other construction	541	31,242	2,069	(98)%	(74)%
Owner occupied	3,778	1,739	1,784	117%	112%
Non-owner occupied	266	1,558	2,407	(83)%	(89)%
Total commercial real estate	4,044	3,297	4,191	23%	(4)%
Commercial and industrial	3,275	4,732	2,063	(31)%	59%
Agriculture	162	459	25,458	(65)%	(99)%
1st lien	2,963	2,197	5,984	35%	(50)%
Junior lien	78	87	18	(10)%	333%
Total 1-4 family	3,041	2,284	6,002	33%	(49)%
Home equity lines of credit	1,315	1,994	1,223	(34)%	8%
Other consumer	1,097	1,681	519	(35)%	111%
Total consumer	2,412	3,675	1,742	(34)%	38%
States and political subdivisions	21	1,733	375	(99)%	(94)%
Other	1,881	1,458	1,753	29%	7%
Total	$16,080	$50,566	$44,616	(68)%	(64)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Mar 31, 2022	Mar 31, 2022
Pre-sold and spec construction	$(4)	(15)	(7)	—	4
Land development	(21)	(233)	(75)	—	21
Consumer land or lots	(10)	(165)	(141)	—	10
Unimproved land	—	(241)	(21)	—	—
Total land, lot and other construction	(31)	(639)	(237)	—	31
Owner occupied	(386)	(423)	(54)	—	386
Non-owner occupied	(2)	(357)	(505)	—	2
Total commercial real estate	(388)	(780)	(559)	—	388
Commercial and industrial	(449)	41	80	33	482
Agriculture	(2)	(20)	(1)	—	2
1st lien	(9)	(331)	5	—	9
Junior lien	(78)	(650)	(47)	—	78
Total 1-4 family	(87)	(981)	(42)	—	87
Multifamily residential	—	(40)	—	—	—
Home equity lines of credit	(5)	(621)	25	—	5
Other consumer	55	236	46	122	67
Total consumer	50	(385)	71	122	72
Other	1,761	5,148	2,981	2,540	779
Total	$850	2,329	2,286	2,695	1,845

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

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,990,003	36%	$7,779,288	36%	$6,040,440	37%
NOW and DDA accounts	5,376,881	25%	5,301,832	25%	4,035,455	25%
Savings accounts	3,287,521	15%	3,180,046	15%	2,206,592	14%
Money market deposit accounts	4,044,655	19%	4,014,128	19%	2,817,708	18%
Certificate accounts	995,147	5%	1,036,077	5%	965,986	6%
Wholesale deposits	3,688	—%	25,878	—%	38,143	—%
Total interest bearing deposits	13,707,892	64%	13,557,961	64%	10,063,884	63%
Total deposits	$21,697,895	100%	$21,337,249	100%	$16,104,324	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Three Months ended	At or for the Year ended
(Dollars in thousands)	March 31, 2022	December 31, 2021
Repurchase agreements
Amount outstanding at end of period	$958,479	1,020,794
Weighted interest rate on outstanding amount	0.16%	0.19%
Maximum outstanding at any month-end	$985,774	1,040,939
Average balance	$970,544	994,968
Weighted-average interest rate	0.16%	0.23%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2022. The subordinated debentures outstanding as of March 31, 2022 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2022 and determined its ACL of $25.4 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
FHLB advances
Borrowing capacity	$3,246,148	2,995,622
Amount utilized	(80,000)	—
Letters of credit	(1,631)	(1,631)
Amount available	$3,164,517	2,993,991
FRB discount window
Borrowing capacity	$1,653,644	1,450,908
Amount utilized	—	—
Amount available	$1,653,644	1,450,908
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$1,309,024	1,346,749
U.S. government sponsored enterprises	302,350	240,693
State and local governments	947,725	796,323
Corporate bonds	113,186	180,752
Residential mortgage-backed securities	3,677,282	4,094,713
Commercial mortgage-backed securities	1,022,657	1,023,131
Total unencumbered debt securities	$7,372,224	7,682,361

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 117,187,500 shares of common stock of which 110,763,316 have been issued as of March 31, 2022. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2022. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2022, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2022:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	13.26%	12.25%	12.25%	8.68%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

Within the Company’s geographic footprint, Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.50 percent in Idaho, 4.95 percent in Utah, 4.55 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in the states other than the eight states in which it has properties.

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Three Months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Income Before Income Taxes	$81,779	100,300
Federal and state income tax expense	13,984	19,498
Net Income	$67,795	80,802
Effective tax rate [1]	17.1%	19.4%
Income from tax-exempt debt securities, municipal loans and leases	$17,612	17,051
Benefits from federal income tax credits	$3,996	3,716
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $15.4 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2023	$8,004	12,926	674	21,604
2024	7,408	15,942	631	23,981
2025	5,812	16,522	594	22,928
2026	4,332	16,404	451	21,187
2027	3,612	16,263	219	20,094
Thereafter	5,208	58,141	233	63,582
	$34,376	136,198	2,802	173,376

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,140,224	$15,515	5.44%	$893,052	$10,146	4.54%
Commercial loans [1]	11,318,767	125,919	4.51%	9,412,281	114,928	4.95%
Consumer and other loans	1,075,102	11,791	4.45%	949,736	10,559	4.51%
Total loans [2]	13,534,093	153,225	4.59%	11,255,069	135,633	4.89%
Tax-exempt investment securities [3]	1,723,125	15,664	3.64%	1,545,484	14,710	3.81%
Taxable investment securities [4]	8,883,211	26,465	1.19%	4,713,936	15,851	1.35%
Total earning assets	24,140,429	195,354	3.28%	17,514,489	166,194	3.85%
Goodwill and intangibles	1,036,315			568,222
Non-earning assets	756,422			843,305
Total assets	$25,933,166			$18,926,016
Liabilities
Non-interest bearing deposits	$7,859,706	$—	—%	$5,591,531	$—	—%
NOW and DDA accounts	5,279,984	845	0.06%	3,830,856	570	0.06%
Savings accounts	3,246,512	332	0.04%	2,092,517	138	0.03%
Money market deposit accounts	4,030,795	1,381	0.14%	2,719,267	865	0.13%
Certificate accounts	1,019,595	897	0.36%	971,584	1,422	0.59%
Total core deposits	21,436,592	3,455	0.07%	15,205,755	2,995	0.08%
Wholesale deposits [5]	17,191	9	0.22%	38,076	19	0.20%
Repurchase agreements	970,544	393	0.16%	1,001,394	689	0.28%
FHLB advances	15,000	12	0.33%	—	—	—%
Subordinated debentures and other borrowed funds	179,725	1,092	2.46%	165,830	1,037	2.54%
Total interest bearing liabilities	22,619,052	4,961	0.09%	16,411,055	4,740	0.12%
Other liabilities	249,316			193,858
Total liabilities	22,868,368			16,604,913
Stockholders’ Equity
Common stock	1,107			955
Paid-in capital	2,338,887			1,495,138
Retained earnings	847,172			710,137
Accumulated other comprehensive (loss) income	(122,368)			114,873
Total stockholders’ equity	3,064,798			2,321,103
Total liabilities and stockholders’ equity	$25,933,166			$18,926,016
Net interest income (tax-equivalent)		$190,393			$161,454
Net interest spread (tax-equivalent)			3.19%			3.73%
Net interest margin (tax-equivalent)			3.20%			3.74%
______________________________
1Includes tax effect of $1.4 million and $1.4 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.3 million and $3.0 million on tax-exempt debt securities income for the three months ended March 31, 2022, respectively.
4Includes tax effect of $225 thousand and $255 thousand on federal income tax credits for the three months ended March 31, 2022, respectively.
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

	Three Months ended
	2022 vs. 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,808	2,561	5,369
Commercial loans (tax-equivalent)	23,279	(12,289)	10,990
Consumer and other loans	1,394	(162)	1,232
Investment securities (tax-equivalent)	21,224	(9,656)	11,568
Total interest income	48,705	(19,546)	29,159
Interest expense
NOW and DDA accounts	215	60	275
Savings accounts	76	117	193
Money market deposit accounts	417	99	516
Certificate accounts	70	(595)	(525)
Wholesale deposits	(10)	1	(9)
Repurchase agreements	(21)	(275)	(296)
FHLB advances	—	12	12
Subordinated debentures and other borrowed funds	87	(32)	55
Total interest expense	834	(613)	221
Net interest income (tax-equivalent)	$47,871	(18,933)	28,938

Net interest income (tax-equivalent) increased $28.9 million for the three months ended March 31, 2022 compared to the same period in 2021. The interest income for the first three months of 2022 increased over the same period last year primarily from income associated with the acquisition of Alta which offset the decrease in income from the PPP loans. Total interest expense increased from the prior year primarily from the acquisition of Alta.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of March 31, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2022.

The Company acquired Altabancorp and its wholly-owned subsidiary, Altabank (collectively “Alta”) during the fourth quarter of 2021. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 Alta’s internal control over financial reporting associated with total assets of $4.1 billion, or 16% of the Company’s total consolidated assets, and net interest income of $29.0 million, or 15.6% of the Company’s total consolidated net interest income.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K. The risks and uncertainties described in the 2021 Annual Report on Form 10-K should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)Not Applicable

(b)Not Applicable

Item 6. Exhibits

3.1    Amendment to Restated Articles of Incorporation of Glacier Bancorp, Inc. Filed as Exhibit 3.1 to Form 8-K filed on April 29, 2022

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

GLACIER BANCORP, INC.

May 2, 2022	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 2, 2022	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO