Form 10-Q
period 2022-06-30
GLACIER BANCORP, INC.
filed 2022-08-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 18, 2022 was 110,765,429. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Assets
Cash on hand and in banks	$293,541	198,087
Interest bearing cash deposits	121,865	239,599
Cash and cash equivalents	415,406	437,686
Debt securities, available-for-sale	6,209,199	9,170,849
Debt securities, held-to-maturity	3,788,486	1,199,164
Total debt securities	9,997,685	10,370,013
Loans held for sale, at fair value	33,837	60,797
Loans receivable	14,399,755	13,432,031
Allowance for credit losses	(172,963)	(172,665)
Loans receivable, net	14,226,792	13,259,366
Premises and equipment, net	386,198	372,597
Other real estate owned and foreclosed assets	379	18
Accrued interest receivable	80,339	76,673
Deferred tax asset	147,263	27,693
Core deposit intangible, net	46,930	52,259
Goodwill	985,393	985,393
Non-marketable equity securities	33,215	10,020
Bank-owned life insurance	168,231	167,671
Other assets	168,337	120,459
Total assets	$26,690,005	25,940,645
Liabilities
Non-interest bearing deposits	$8,061,304	7,779,288
Interest bearing deposits	13,722,379	13,557,961
Securities sold under agreements to repurchase	968,197	1,020,794
Federal Home Loan Bank advances	580,000	—
Other borrowed funds	66,200	44,094
Subordinated debentures	132,701	132,620
Accrued interest payable	2,334	2,409
Other liabilities	260,651	225,857
Total liabilities	23,793,766	22,763,023
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized	1,108	1,107
Paid-in capital	2,341,097	2,338,814
Retained earnings - substantially restricted	881,246	810,342
Accumulated other comprehensive (loss) income	(327,212)	27,359
Total stockholders’ equity	2,896,239	3,177,622
Total liabilities and stockholders’ equity	$26,690,005	25,940,645
Number of common stock shares issued and outstanding	110,766,287	110,687,533
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Income
Investment securities	$42,841	28,730	81,495	56,036
Residential real estate loans	13,026	9,541	28,541	19,687
Commercial loans	131,259	110,829	255,815	224,370
Consumer and other loans	12,511	10,856	24,302	21,415
Total interest income	199,637	159,956	390,153	321,508
Interest Expense
Deposits	3,141	2,804	6,605	5,818
Securities sold under agreements to repurchase	367	651	760	1,340
Federal Home Loan Bank advances	1,298	—	1,310	—
Other borrowed funds	264	177	484	351
Subordinated debentures	1,129	855	2,001	1,718
Total interest expense	6,199	4,487	11,160	9,227
Net Interest Income	193,438	155,469	378,993	312,281
Provision for credit losses	(1,533)	(5,653)	5,498	(5,605)
Net interest income after provision for credit losses	194,971	161,122	373,495	317,886
Non-Interest Income
Service charges and other fees	17,309	13,795	34,420	26,587
Miscellaneous loan fees and charges	3,850	2,923	7,405	5,701
Gain on sale of loans	4,996	16,106	14,011	37,730
(Loss) gain on sale of debt securities	(260)	(61)	186	223
Other income	2,385	2,759	5,821	5,402
Total non-interest income	28,280	35,522	61,843	75,643
Non-Interest Expense
Compensation and employee benefits	79,803	64,109	158,877	126,577
Occupancy and equipment	10,766	9,208	21,730	18,723
Advertising and promotions	3,766	2,906	6,998	5,277
Data processing	7,553	5,661	15,028	10,867
Other real estate owned and foreclosed assets	6	48	6	60
Regulatory assessments and insurance	3,085	1,702	6,140	3,581
Core deposit intangibles amortization	2,665	2,488	5,329	4,976
Other expenses	21,877	13,960	45,721	26,606
Total non-interest expense	129,521	100,082	259,829	196,667
Income Before Income Taxes	93,730	96,562	175,509	196,862
Federal and state income tax expense	17,338	18,935	31,322	38,433
Net Income	$76,392	77,627	144,187	158,429
Basic earnings per share	$0.69	0.81	1.30	1.66
Diluted earnings per share	$0.69	0.81	1.30	1.66
Dividends declared per share	$0.33	0.32	0.66	0.63
Average outstanding shares - basic	110,765,379	95,505,877	110,745,017	95,485,839
Average outstanding shares - diluted	110,794,982	95,580,904	110,799,368	95,565,591
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$76,392	77,627	144,187	158,429
Other Comprehensive (Loss) Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gains on available-for-sale securities	(108,253)	15,073	(477,977)	(69,670)
Reclassification adjustment for gains included in net income	(87)	(46)	(765)	(372)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,186	(803)	404	(858)
Tax effect	27,078	(3,595)	120,876	17,916
Net of tax amount	(80,076)	10,629	(357,462)	(52,984)
Cash Flow Hedge:
Unrealized gains (losses) on derivatives used for cash flow hedges	903	(144)	3,870	449
Reclassification adjustment for gains included in net income	(2)	—	(2)	—
Tax effect	(228)	37	(977)	(113)
Net of tax amount	673	(107)	2,891	336
Total other comprehensive (loss) income, net of tax	(79,403)	10,522	(354,571)	(52,648)
Total Comprehensive (Loss) Income	$(3,011)	88,149	(210,384)	105,781

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (loss)
	Shares	Amount				Total
Balance at April 1, 2021	95,501,819	$955	1,495,438	719,072	79,920	2,295,385
Net income	—	—	—	77,627	—	77,627
Other comprehensive gain	—	—	—	—	10,522	10,522
Cash dividends declared ($0.32 per share)	—	—	—	(30,629)	—	(30,629)
Stock issuances under stock incentive plans	5,415	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,050	—	—	1,050
Balance at June 30, 2021	95,507,234	$955	1,496,488	766,070	90,442	2,353,955
Balance at April 1, 2022	110,763,316	$1,108	2,339,405	841,489	(247,809)	2,934,193
Net income	—	—	—	76,392	—	76,392
Other comprehensive loss	—	—	—	—	(79,403)	(79,403)
Cash dividends declared ($0.33 per share)	—	—	—	(36,635)	—	(36,635)
Stock issuances under stock incentive plans	2,971	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,692	—	—	1,692
Balance at June 30, 2022	110,766,287	$1,108	2,341,097	881,246	(327,212)	2,896,239

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (loss)
	Shares	Amount				Total
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	158,429	—	158,429
Other comprehensive loss	—	—	—	—	(52,648)	(52,648)
Cash dividends declared ($0.63 per share)	—	—	—	(60,303)	—	(60,303)
Stock issuances under stock incentive plans	80,870	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,436	—	—	1,436
Balance at June 30, 2021	95,507,234	$955	1,496,488	766,070	90,442	2,353,955
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	144,187	—	144,187
Other comprehensive loss	—	—	—	—	(354,571)	(354,571)
Cash dividends declared ($0.66 per share)	—	—	—	(73,283)	—	(73,283)
Stock issuances under stock incentive plans	78,754	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,284	—	—	2,284
Balance at June 30, 2022	110,766,287	$1,108	2,341,097	881,246	(327,212)	2,896,239

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Operating Activities
Net income	$144,187	158,429
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,498	(5,605)
Net amortization of debt securities	17,854	19,615
Net amortization of purchase accounting adjustments and deferred loan fees and costs	7,070	4,113
Origination of loans held for sale	(492,225)	(827,653)
Proceeds from loans held for sale	545,318	976,517
Gain on sale of loans	(14,011)	(37,730)
Gain on sale of debt securities	(186)	(223)
Bank-owned life insurance income, net	(1,827)	(1,352)
Stock-based compensation, net of tax benefits	3,081	2,408
Depreciation and amortization of premises and equipment	12,168	10,446
Gain on sale and write-downs of other real estate owned, net	(1)	(247)
Amortization of core deposit intangibles	5,329	4,976
Amortization of investments in variable interest entities	8,600	6,474
Net (increase) decrease in accrued interest receivable	(3,666)	5,045
Net increase in other assets	(24,304)	(13,239)
Net decrease in accrued interest payable	(75)	(11,017)
Net increase (decrease) in other liabilities	3,856	(872)
Net cash provided by operating activities	216,666	290,085
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	668,563	611,077
Purchases of available-for-sale debt securities	(410,032)	(2,351,093)
Maturities, prepayments and calls of held-to-maturity debt securities	100,111	6,360
Purchases of held-to-maturity debt securities	(482,727)	—
Principal collected on loans	3,266,467	3,281,147
Loan originations	(4,256,894)	(3,446,582)
Net additions to premises and equipment	(12,696)	1,435
Proceeds from sale of other real estate owned	46	2,679
Proceeds from redemption of non-marketable equity securities	71,836	3
Purchases of non-marketable equity securities	(94,998)	—
Proceeds from bank-owned life insurance	1,304	2,112
Investments in variable interest entities	(26,035)	(10,711)
Net cash used in investing activities	(1,175,055)	(1,903,573)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Financing Activities
Net increase in deposits	$446,927	1,963,419
Net decrease in securities sold under agreements to repurchase	(52,597)	(9,382)
Net increase in short-term Federal Home Loan Bank advances	580,000	—
Net increase in other borrowed funds	11,060	(7,012)
Cash dividends paid	(47,851)	(44,142)
Tax withholding payments for stock-based compensation	(1,430)	(1,495)
Proceeds from stock option exercises	—	165
Net cash provided by financing activities	936,109	1,901,553
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,280)	288,065
Cash, cash equivalents and restricted cash at beginning of period	437,686	633,142
Cash, cash equivalents and restricted cash at end of period	$415,406	921,207
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$11,235	10,099
Cash paid during the period for income taxes	26,710	49,663
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$2,154,475	844,020
Transfer of loans to other real estate owned	406	1,459
Right-of-use assets obtained in exchange for operating lease liabilities	11,805	720
Dividends declared during the period but not paid	36,730	30,697

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results anticipated for the year ending December 31, 2022. The condensed consolidated statement of financial condition of the Company as of December 31, 2021 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to the coronavirus disease of 2019 (“COVID-19.”) The required reserve balance at June 30, 2022 was $0.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Provision for credit loss loans	$(1,353)	(5,723)	2,991	(5,234)
Provision for credit losses unfunded	(180)	70	2,507	(371)
Total provision for credit losses	$(1,533)	(5,653)	5,498	(5,605)

There was no provision for credit losses on debt securities for the three and six months ended June 30, 2022, and 2021 respectively.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards CodificationTM (“ASC”) Topic 606 was $39,174,000 and $28,901,000 for the six months ended June 30, 2022 and 2021, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2022 and December 31, 2021 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$489,798	93	(32,007)	457,884
U.S. government sponsored enterprises	319,509	—	(21,695)	297,814
State and local governments	440,473	2,794	(5,650)	437,617
Corporate bonds	101,153	677	(482)	101,348
Residential mortgage-backed securities	4,025,432	187	(310,117)	3,715,502
Commercial mortgage-backed securities	1,260,468	922	(62,356)	1,199,034
Total available-for-sale	$6,636,833	4,673	(432,307)	6,209,199
Held-to-maturity
U.S. government and federal agency	844,175	—	(56,566)	787,609
State and local governments	1,653,376	990	(215,836)	1,438,530
Residential mortgage-backed securities	1,290,935	—	(57,315)	1,233,620
Total held-to-maturity	3,788,486	990	(329,717)	3,459,759
Total debt securities	10,425,319	5,663	(762,024)	9,668,958

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$1,356,171	174	(9,596)	1,346,749
U.S. government sponsored enterprises	241,687	2	(996)	240,693
State and local governments	461,414	27,567	(123)	488,858
Corporate bonds	175,697	5,072	(17)	180,752
Residential mortgage-backed securities	5,744,505	9,420	(54,266)	5,699,659
Commercial mortgage-backed securities	1,195,949	25,882	(7,693)	1,214,138
Total available-for-sale	$9,175,423	68,117	(72,691)	9,170,849
Held-to-maturity
State and local governments	1,199,164	22,878	(1,159)	1,220,883
Total held-to-maturity	1,199,164	22,878	(1,159)	1,220,883
Total debt securities	$10,374,587	90,995	(73,850)	10,391,732

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2022. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$51,941	52,177	1,424	1,430
Due after one year through five years	926,147	873,802	521,133	491,108
Due after five years through ten years	165,413	164,726	528,160	496,150
Due after ten years	207,432	203,958	1,446,834	1,237,451
	1,350,933	1,294,663	2,497,551	2,226,139
Mortgage-backed securities [1]	5,285,900	4,914,536	1,290,935	1,233,620
Total	$6,636,833	6,209,199	3,788,486	3,459,759
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Available-for-sale
Proceeds from sales and calls of debt securities	$18,146	22,361	71,266	76,697
Gross realized gains [1]	87	69	780	438
Gross realized losses [1]	—	(23)	(15)	(66)
Held-to-maturity
Proceeds from calls of debt securities	9,370	2,230	22,345	6,360
Gross realized gains [1]	14	—	29	—
Gross realized losses [1]	(361)	(107)	(608)	(149)
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

	June 30, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	46	$447,250	(31,667)	4,071	(340)	451,321	(32,007)
U.S. government sponsored enterprises	15	297,813	(21,695)	—	—	297,813	(21,695)
State and local governments	193	217,517	(5,437)	1,579	(213)	219,096	(5,650)
Corporate bonds	11	35,458	(482)	—	—	35,458	(482)
Residential mortgage-backed securities	417	2,952,869	(245,705)	747,910	(64,412)	3,700,779	(310,117)
Commercial mortgage-backed securities	141	982,059	(49,329)	127,213	(13,027)	1,109,272	(62,356)
Total available-for-sale	823	$4,932,966	(354,315)	880,773	(77,992)	5,813,739	(432,307)

	December 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	50	$1,329,399	(9,344)	5,457	(252)	1,334,856	(9,596)
U.S. government sponsored enterprises	11	239,928	(996)	—	—	239,928	(996)
State and local governments	10	11,080	(83)	1,760	(40)	12,840	(123)
Corporate bonds	3	12,483	(17)	—	—	12,483	(17)
Residential mortgage-backed securities	151	5,335,632	(53,434)	53,045	(832)	5,388,677	(54,266)
Commercial mortgage-backed securities	38	302,784	(3,316)	126,798	(4,377)	429,582	(7,693)
Total available-for-sale	263	$7,231,306	(67,190)	187,060	(5,501)	7,418,366	(72,691)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at June 30, 2022 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at June 30, 2022 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on available-for-sale debt securities totaled $14,453,000 and $18,788,000 at June 30, 2022, and December 31, 2021, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2022, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2022, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at June 30, 2022. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/

liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$396,350	316,899
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,217,650	841,616
S&P: A+, A, A- / Moody’s: A1, A2, A3	36,960	39,078
Not rated by either entity	2,416	1,571
Total municipal bonds held-to-maturity	$1,653,376	1,199,164

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at June 30, 2022 have been determined to be investment grade. Held-to-maturity debt securities issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of June 30, 2022 and December 31, 2021, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $15,697,000 and $8,737,000 at June 30, 2022 and December 31, 2021, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at June 30, 2022 or December 31, 2021.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Residential real estate	$1,261,119	1,051,883
Commercial real estate	9,310,070	8,630,831
Other commercial	2,685,392	2,664,190
Home equity	773,582	736,288
Other consumer	369,592	348,839
Loans receivable	14,399,755	13,432,031
Allowance for credit losses	(172,963)	(172,665)
Loans receivable, net	$14,226,792	13,259,366
Net deferred origination (fees) costs included in loans receivable	$(23,210)	(21,667)
Net purchase accounting (discounts) premiums included in loans receivable	$(21,028)	(25,166)
Accrued interest receivable on loans	$50,166	49,133

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2022.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$176,159	16,227	122,172	23,882	9,173	4,705
Provision for credit losses	(1,353)	686	(385)	(2,545)	41	850
Charge-offs	(4,346)	—	(1,642)	(804)	(45)	(1,855)
Recoveries	2,503	46	1,114	546	164	633
Balance at end of period	$172,963	16,959	121,259	21,079	9,333	4,333

	Three Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$156,446	9,018	95,251	39,385	8,068	4,724
Provision for credit losses	(5,723)	884	1,269	(8,319)	(278)	721
Charge-offs	(1,700)	—	(41)	(351)	—	(1,308)
Recoveries	2,425	241	118	1,268	47	751
Balance at end of period	$151,448	10,143	96,597	31,983	7,837	4,888

	Six Months ended June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	2,991	437	3,542	(3,548)	600	1,960
Charge-offs	(7,040)	—	(1,642)	(1,603)	(45)	(3,750)
Recoveries	4,347	64	1,458	1,527	212	1,086
Balance at end of period	$172,963	16,959	121,259	21,079	9,333	4,333

	Six Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Provision for credit losses	(5,234)	302	8,732	(15,584)	(367)	1,683
Charge-offs	(5,946)	(38)	(41)	(3,113)	(45)	(2,709)
Recoveries	4,385	275	907	1,547	67	1,589
Balance at end of period	$151,448	10,143	96,597	31,983	7,837	4,888

During the six months ended June 30, 2022, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the six months ended June 30, 2022, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$13,650	1,580	3,151	6,028	795	2,096
Accruing loans 60-89 days past due	2,938	98	1,258	664	341	577
Accruing loans 90 days or more past due	5,064	60	2,542	2,079	184	199
Non-accrual loans with no ACL	36,136	1,812	27,642	4,737	1,531	414
Non-accrual loans with ACL	2,387	—	—	2,381	—	6
Total past due and non-accrual loans	60,175	3,550	34,593	15,889	2,851	3,292
Current loans receivable	14,339,580	1,257,569	9,275,477	2,669,503	770,731	366,300
Total loans receivable	$14,399,755	1,261,119	9,310,070	2,685,392	773,582	369,592

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$38,081	2,132	26,063	5,464	1,582	2,840
Accruing loans 60-89 days past due	12,485	457	9,537	1,652	512	327
Accruing loans 90 days or more past due	17,141	223	15,345	1,383	57	133
Non-accrual loans with no ACL	28,961	2,162	20,040	4,563	1,712	484
Non-accrual loans with ACL	21,571	255	448	20,765	99	4
Total past due and non-accrual loans	118,239	5,229	71,433	33,827	3,962	3,788
Current loans receivable	13,313,792	1,046,654	8,559,398	2,630,363	732,326	345,051
Total loans receivable	$13,432,031	1,051,883	8,630,831	2,664,190	736,288	348,839

The Company had $801,000 and $447,000 of interest reversed on non-accrual loans during the six months ended June 30, 2022 and June 30, 2021, respectively. The prior year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables.

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

	June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$6,453	—	45	6,408	—	—
Residential real estate	4,384	1,774	802	326	1,325	157
Other real estate	38,501	38	37,298	442	390	333
Other	1,147	—	—	912	—	235
Total	$50,485	1,812	38,145	8,088	1,715	725

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$25,182	—	57	25,125	—	—
Residential real estate	4,625	2,369	280	115	1,694	167
Other real estate	32,093	48	30,996	597	116	336
Other	1,525	—	—	1,241	—	284
Total	$63,425	2,417	31,333	27,078	1,810	787

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

	Three Months ended June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	2	—	2	—	—	—
Pre-modification recorded balance	$1,932	—	1,932	—	—	—
Post-modification recorded balance	$1,932	—	1,932	—	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Three Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	3	—	1	2	—	—
Pre-modification recorded balance	$615	—	99	516	—	—
Post-modification recorded balance	$615	—	99	516	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Six Months ended June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	5	1	2	2	—	—
Pre-modification recorded balance	$2,019	31	1,932	56	—	—
Post-modification recorded balance	$2,019	31	1,932	56	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Six Months ended June 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	10	1	5	3	—	1
Pre-modification recorded balance	$2,368	210	1,473	554	—	131
Post-modification recorded balance	$2,368	210	1,473	554	—	131
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

The modifications for the loans designated as TDRs during the six months ended June 30, 2022 and 2021 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $489,000 and $1,600,000 for the six months ended June 30, 2022 and 2021, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial for the six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, the Company had $545,000 and $102,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At June 30, 2022 and December 31, 2021, the Company did not have any OREO secured by residential real estate properties.

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

	June 30, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022 (year-to-date)	$1,547,488	1,541,324	—	6,164	—
2021	2,583,284	2,582,265	—	1,019	—
2020	1,415,213	1,406,747	—	8,466	—
2019	797,273	760,394	—	36,879	—
2018	724,294	703,525	—	20,769	—
Prior	2,033,400	1,948,931	1,485	82,960	24
Revolving loans	209,118	207,167	—	1,950	1
Total	$9,310,070	9,150,353	1,485	158,207	25
Other commercial loans [1]
Term loans by origination year
2022 (year-to-date)	$293,706	291,605	20	2,081	—
2021	637,517	632,545	—	3,695	1,277
2020	349,601	343,132	—	6,467	2
2019	213,733	204,185	—	9,536	12
2018	162,788	156,633	27	6,126	2
Prior	452,704	443,025	177	9,112	390
Revolving loans	575,343	569,480	350	5,377	136
Total	$2,685,392	2,640,605	574	42,394	1,819
___________________________
1 Includes PPP loans.

	December 31, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021	$2,679,564	2,677,540	—	2,024	—
2020	1,512,845	1,499,895	—	12,950	—
2019	952,039	919,091	—	32,948	—
2018	808,275	788,292	—	19,983	—
2017	665,733	624,018	—	41,715	—
Prior	1,677,875	1,621,819	—	56,030	26
Revolving loans	334,500	332,696	—	1,803	1
Total	$8,630,831	8,463,351	—	167,453	27
Other commercial loans [1]
Term loans by origination year
2021	$751,151	746,709	—	4,442	—
2020	429,500	420,547	—	8,952	1
2019	235,591	226,614	—	8,974	3
2018	188,009	179,679	—	8,329	1
2017	209,287	207,509	—	1,775	3
Prior	312,852	297,926	—	14,275	651
Revolving loans	537,800	507,258	—	30,526	16
Total	$2,664,190	2,586,242	—	77,273	675
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022 (year-to-date)	$290,234	290,234	—	—
2021	584,815	583,300	1,515	—
2020	131,704	131,569	—	135
2019	48,997	48,997	—	—
2018	40,466	40,198	—	268
Prior	163,160	161,528	163	1,469
Revolving loans	1,743	1,743	—	—
Total	$1,261,119	1,257,569	1,678	1,872
Home equity loans
Term loans by origination year
2022 (year-to-date)	$54	54	—	—
2021	38	38	—	—
2020	60	60	—	—
2019	263	231	—	32
2018	643	643	—	—
Prior	8,759	8,461	25	273
Revolving loans	763,765	761,244	1,111	1,410
Total	$773,582	770,731	1,136	1,715
Other consumer loans
Term loans by origination year
2022 (year-to-date)	$89,945	89,777	168	—
2021	119,479	118,899	529	51
2020	62,620	62,420	159	41
2019	27,010	26,635	198	177
2018	13,931	13,675	79	177
Prior	19,656	18,015	1,481	160
Revolving loans	36,951	36,879	59	13
Total	$369,592	366,300	2,673	619

	December 31, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021	$427,814	427,318	496	—
2020	179,395	178,016	1,232	147
2019	66,543	66,470	—	73
2018	51,095	50,816	—	279
2017	42,181	42,005	—	176
Prior	146,299	143,473	861	1,965
Revolving loans	138,556	138,556	—	—
Total	$1,051,883	1,046,654	2,589	2,640
Home equity loans
Term loans by origination year
2021	$871	871	—	—
2020	303	303	—	—
2019	1,293	1,260	—	33
2018	1,329	1,328	—	1
2017	886	886	—	—
Prior	11,494	10,589	576	329
Revolving loans	720,112	717,089	1,518	1,505
Total	$736,288	732,326	2,094	1,868
Other consumer loans
Term loans by origination year
2021	$151,407	150,910	469	28
2020	80,531	80,072	443	16
2019	37,036	36,647	187	202
2018	19,563	19,268	144	151
2017	8,591	8,506	78	7
Prior	17,763	15,968	1,589	206
Revolving loans	33,948	33,680	257	11
Total	$348,839	345,051	3,167	621

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$17,041		5,995
Accumulated depreciation	(906)		(516)
Net ROU assets	$16,135	46,097	5,479	44,699
Lease liabilities	$16,545	49,163	5,781	47,901
Weighted-average remaining lease term	13 years	18 years	23 years	16 years
Weighted-average discount rate	3.0%	3.5%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	June 30, 2022
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$2,440	4,875
Maturing one year through two years	2,131	4,475
Maturing two years through three years	2,141	4,217
Maturing three years through four years	2,149	4,128
Maturing four years through five years	2,159	4,014
Thereafter	8,978	47,990
Total lease payments	19,998	69,699
Present value of lease payments
Short-term	1,894	1,238
Long-term	14,651	47,925
Total present value of lease payments	16,545	49,163
Difference between lease payments and present value of lease payments	$3,453	20,536

The components of lease expense consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease cost
Amortization of ROU assets	$312	62	390	123
Interest on lease liabilities	88	38	134	75
Operating lease cost	1,494	1,302	2,990	2,581
Short-term lease cost	108	82	213	168
Variable lease cost	337	234	644	495
Sublease income	(12)	(10)	(24)	(21)
Total lease expense	$2,327	1,708	4,347	3,421

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$112	994	38	786
Financing cash flows	243	N/A	27	N/A

	Six Months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$158	2,019	75	1,566
Financing cash flows	282	N/A	54	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2022 and 2021 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net carrying value at beginning of period	$985,393	514,013	985,393	514,013
Acquisitions and adjustments	—	—	—	—
Net carrying value at end of period	$985,393	514,013	985,393	514,013

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2021 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition there were no events or circumstances that occurred during the six months ended June 30, 2022 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2022. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2022 and December 31, 2021.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Carrying value at beginning of period	$12,839	8,976
Acquisitions	—	1,354
Additions	1,574	4,435
Amortization	(994)	(1,926)
Carrying value at end of period	$13,419	12,839
Principal balances of loans serviced for others	$1,659,342	1,639,058
Fair value of servicing rights	$19,802	16,938

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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Loans receivable	$146,763	121,625
Accrued interest receivable	680	519
Other assets	47,129	41,363
Total assets	$194,572	163,507
Liabilities
Other borrowed funds	$49,655	38,313
Accrued interest payable	266	117
Other liabilities	96	164
Total liabilities	$50,017	38,594

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $63,357,000 and $50,725,000 as of June 30, 2022 and December 31, 2021, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2022 and 2021. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at June 30, 2022 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2022	$14,911
2023	30,232
2024	17,830
2025	817
2026	569
Thereafter	1,117
Total	$65,476

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization expense	$2,995	2,400	5,990	4,726
Tax credits and other tax benefits recognized	3,981	3,182	7,977	6,277
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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2022	December 31, 2021
Residential mortgage-backed securities	$968,197	1,020,794

The repurchase agreements are secured by debt securities with carrying values of $1,194,748,000 and $1,233,885,000 at June 30, 2022 and December 31, 2021, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the six months ended June 30, 2022. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month London Interbank Offered Rate (“LIBOR.”) At June 30, 2022 and December 31, 2021, the interest rate caps had a fair value of $4,718,000 and $934,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $84,000 for the six months ended June 30, 2022 and 2021, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending June 30, 2022 and 2021 was as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amount of gain (loss) recognized in OCI	$903	(144)	3,870	449
Amount of gain reclassified from OCI to net income	2	—	2	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2022 and December 31, 2021, loan commitments with interest rate lock commitments totaled $70,707,000 and $151,038,000, respectively. At June 30, 2022 and December 31, 2021, the fair value of the related derivatives on the interest rate lock commitments was $1,166,000 and $3,008,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At June 30, 2022 and December 31, 2021, TBA commitments were $53,750,000 and $116,500,000, respectively. At June 30, 2022 the fair value of the related derivatives on the TBA securities was $196,000 and was included in other assets with the corresponding changes recorded in gain on sale of loans. At December 31, 2021, the fair value was $80,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Consulting and outside services	$5,266	2,744	8,409	4,915
Mergers and acquisition expenses	2,055	1,078	8,262	1,182
Debit card expenses	2,280	970	4,084	2,292
Loan expenses	1,947	1,755	3,770	3,379
VIE amortization and other expenses	1,169	1,143	3,713	2,674
Telephone	1,691	1,339	3,285	2,714
Employee expenses	1,433	753	2,521	1,184
Business development	1,216	1,048	2,297	1,870
Postage	1,106	874	2,101	1,835
Printing and supplies	977	823	2,027	1,613
Legal fees	843	636	1,291	792
Checking and operating expenses	834	598	1,186	754
Accounting and audit fees	227	238	898	693
Gain on dispositions of fixed assets	(957)	(1,045)	(1,267)	(1,398)
Other	1,790	1,006	3,144	2,107
Total other expenses	$21,877	13,960	45,721	26,606

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table illustrates the activity within accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Gains (Losses) on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(52,064)	336	(51,728)
Reclassification adjustments for gains and transfers included in net income	(278)	—	(278)
Reclassification adjustments for amortization included in net income for transferred securities	(642)	—	(642)
Net current period other comprehensive (loss) income	(52,984)	336	(52,648)
Balance at June 30, 2021	$90,459	(17)	90,442
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(357,192)	2,892	(354,300)
Reclassification adjustments for gains and transfers included in net income	(572)	(1)	(573)
Reclassification adjustments for amortization included in net income for transferred securities	302	—	302
Net current period other comprehensive (loss) income	(357,462)	2,891	(354,571)
Balance at June 30, 2022	$(330,424)	3,212	(327,212)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income available to common stockholders, basic and diluted	$76,392	77,627	144,187	158,429
Average outstanding shares - basic	110,765,379	95,505,877	110,745,017	95,485,839
Add: dilutive restricted stock units and stock options	29,603	75,027	54,351	79,752
Average outstanding shares - diluted	110,794,982	95,580,904	110,799,368	95,565,591
Basic earnings per share	$0.69	0.81	1.30	1.66
Diluted earnings per share	$0.69	0.81	1.30	1.66
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	139,496	—	105,947	—
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2022 and 2021.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2022.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $1,388,000 and $3,870,000 for the six month periods ended June 30, 2022 and 2021, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$457,884	—	457,884	—
U.S. government sponsored enterprises	297,814	—	297,814	—
State and local governments	437,617	—	437,617	—
Corporate bonds	101,348	—	101,348	—
Residential mortgage-backed securities	3,715,502	—	3,715,502	—
Commercial mortgage-backed securities	1,199,034	—	1,199,034	—
Loans held for sale, at fair value	33,837	—	33,837	—
Interest rate caps	4,718	—	4,718	—
Interest rate locks	1,166	—	1,166	—
TBA hedge	196	—	196	—
Total assets measured at fair value on a recurring basis	$6,249,116	—	6,249,116	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$1,346,749	—	1,346,749	—
U.S. government sponsored enterprises	240,693	—	240,693	—
State and local governments	488,858	—	488,858	—
Corporate bonds	180,752	—	180,752	—
Residential mortgage-backed securities	5,699,659	—	5,699,659	—
Commercial mortgage-backed securities	1,214,138	—	1,214,138	—
Loans held for sale, at fair value	60,797	—	60,797	—
Interest rate caps	934	—	934	—
Interest rate locks	3,008	—	3,008	—
Total assets measured at fair value on a recurring basis	$9,235,588	—	9,235,588	—
TBA hedge	$80	—	80	—
Total liabilities measured at fair value on a recurring basis	$80	—	80	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2022.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$2,801	—	—	2,801
Total assets measured at fair value on a non-recurring basis	$2,801	—	—	2,801

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$22,036	—	—	22,036
Total assets measured at fair value on a non-recurring basis	$22,036	—	—	22,036

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2022	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,560	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,241	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$2,801

	Fair Value December 31, 2021	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent loans, net of ACL	$20,934	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,102	Sales comparison approach	Selling Costs	5.0% - 10.0% (6.7%)
			Adjustment to comparables	0.0% - 10.0% (6.0%)
$22,036
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended June 30, 2022.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$415,406	415,406	—	—
Debt securities, held-to-maturity	3,788,486	—	3,459,759	—
Loans receivable, net of ACL	14,226,792	—	—	14,129,375
Total financial assets	$18,430,684	415,406	3,459,759	14,129,375
Financial liabilities
Term deposits	$968,382	—	970,941	—
FHLB advances	580,000	—	580,000	—
Repurchase agreements and other borrowed funds	1,034,397	—	1,034,397	—
Subordinated debentures	132,701	—	127,603	—
Total financial liabilities	$2,715,480	—	2,712,941	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$437,686	437,686	—	—
Debt securities, held-to-maturity	1,199,164	—	1,220,883	—
Loans receivable, net of ACL	13,259,366	—	—	13,422,898
Total financial assets	$14,896,216	437,686	1,220,883	13,422,898
Financial liabilities
Term deposits	$1,036,077	—	1,040,100	—
Repurchase agreements and other borrowed funds	1,064,888	—	1,064,888	—
Subordinated debentures	132,620	—	131,513	—
Total financial liabilities	$2,233,585	—	2,236,501	—

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and the Company’s 2021 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:
•the risks associated with lending and potential adverse changes in the credit quality of loans in the Company’s portfolio;
•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and margin and overall profitability;
•legislative or regulatory changes, such as those signaled by the Biden Administration, as well as increased banking and consumer protection regulation that may adversely affect the Company’s business;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Operating results
Net income	$76,392	67,795	77,627	144,187	158,429
Basic earnings per share	$0.69	0.61	0.81	1.30	1.66
Diluted earnings per share	$0.69	0.61	0.81	1.30	1.66
Dividends declared per share	$0.33	0.33	0.32	0.66	0.63
Market value per share
Closing	$47.42	50.28	55.08	47.42	55.08
High	$51.40	60.69	63.05	60.69	67.35
Low	$44.43	49.61	52.99	44.43	44.55
Selected ratios and other data
Number of common stock shares outstanding	110,766,287	110,763,316	95,507,234	110,766,287	95,507,234
Average outstanding shares - basic	110,765,379	110,724,655	95,505,877	110,745,017	95,485,839
Average outstanding shares - diluted	110,794,982	110,800,001	95,580,904	110,799,368	95,565,591
Return on average assets (annualized)	1.16%	1.06%	1.55%	1.11%	1.64%
Return on average equity (annualized)	10.55%	8.97%	13.25%	9.76%	13.68%
Efficiency ratio	55.74%	57.11%	49.92%	56.42%	48.31%
Dividend payout ratio	47.83%	54.10%	39.51%	50.77%	37.95%
Loan to deposit ratio	66.26%	63.52%	67.64%	66.26%	67.64%
Number of full time equivalent employees	3,439	3,439	2,987	3,439	2,987
Number of locations	224	223	194	224	194
Number of ATMs	274	273	250	274	250

The Company reported net income of $76.4 million for the current quarter, a decrease of $1.2 million, or 2 percent, from the $77.6 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.69 per share, a decrease of 15 percent from the prior year second quarter diluted earnings per share of $0.81. The $1.2 million decrease in second quarter earnings over the prior year second quarter was driven primarily by a $11.1 million decrease in gain on the sale of residential loans, a $10.3 million decrease in the PPP related income, an increase of $4.1 million of provision for credit loss, and a $976 thousand increase in acquisition-related expenses. For the quarter, the Company experienced a $38.0 million increase, or 24 percent, in net interest income and a $29.4 million increase, or 29 percent, in non-interest expense over the prior year second quarter which was driven by the acquisition of Altabancorp and its Altabank subsidiary (“Alta”).

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021
Cash and cash equivalents	$415,406	436,805	437,686	921,207	(21,399)	(22,280)	(505,801)
Debt securities, available-for-sale	6,209,199	6,535,763	9,170,849	6,147,143	(326,564)	(2,961,650)	62,056
Debt securities, held-to-maturity	3,788,486	3,576,941	1,199,164	1,024,730	211,545	2,589,322	2,763,756
Total debt securities	9,997,685	10,112,704	10,370,013	7,171,873	(115,019)	(372,328)	2,825,812
Loans receivable
Residential real estate	1,261,119	1,125,648	1,051,883	734,838	135,471	209,236	526,281
Commercial real estate	9,310,070	8,865,585	8,630,831	6,584,322	444,485	679,239	2,725,748
Other commercial	2,685,392	2,661,048	2,664,190	2,932,419	24,344	21,202	(247,027)
Home equity	773,582	715,963	736,288	648,800	57,619	37,294	124,782
Other consumer	369,592	362,775	348,839	337,669	6,817	20,753	31,923
Loans receivable	14,399,755	13,731,019	13,432,031	11,238,048	668,736	967,724	3,161,707
Allowance for credit losses	(172,963)	(176,159)	(172,665)	(151,448)	3,196	(298)	(21,515)
Loans receivable, net	14,226,792	13,554,860	13,259,366	11,086,600	671,932	967,426	3,140,192
Other assets	2,050,122	1,995,955	1,873,580	1,308,353	54,167	176,542	741,769
Total assets	$26,690,005	26,100,324	25,940,645	20,488,033	589,681	749,360	6,201,972

Total debt securities of $9.998 billion at June 30, 2022 decreased $115 million, or 1 percent, during the current quarter and increased $2.826 billion, or 39 percent, from the prior year second quarter. Debt securities represented 37 percent of total assets at June 30, 2022 compared to 40 percent at December 31, 2021 and 35 percent of total assets at June 30, 2021.

The loan portfolio of $14.400 billion at June 30, 2022 increased $669 million, or 5 percent, in the current quarter and increased $3.162 billion, or 28 percent, from the prior year second quarter. Excluding the PPP loans, the loan portfolio increased $714 million, or 21 percent annualized, during the current quarter with the largest dollar increase in commercial real estate which increased $444 million, or 20 percent annualized. Excluding the PPP loans and loans from the acquisition of Alta, the loan portfolio increased $1.950 billion, or 19 percent, from the prior year second quarter with the largest dollar increase in commercial real estate loans which increased $1.323 billion, or 20 percent.

The Company received $44.5 million in PPP loan forgiveness during the current quarter. As of June 30, 2022, the Company had $15.7 million of PPP loans remaining. In the current quarter, the Company recognized $1.6 million of interest income (including deferred fees and costs) from the PPP loans. The income recognized in the current quarter included $1.4 million acceleration of net deferred fees in interest income resulting from the SBA forgiveness of loans. Net deferred fees remaining on the balance of the PPP loans at June 30, 2022 was $416 thousand, which will be recognized into interest income over the remaining life of the loans or when the loans are forgiven in whole or in part by the SBA.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021
Deposits
Non-interest bearing deposits	$8,061,304	7,990,003	7,779,288	6,307,794	71,301	282,016	1,753,510
NOW and DDA accounts	5,432,333	5,376,881	5,301,832	4,151,264	55,452	130,501	1,281,069
Savings accounts	3,296,561	3,287,521	3,180,046	2,346,129	9,040	116,515	950,432
Money market deposit accounts	4,021,102	4,044,655	4,014,128	2,990,021	(23,553)	6,974	1,031,081
Certificate accounts	968,382	995,147	1,036,077	939,563	(26,765)	(67,695)	28,819
Core deposits, total	21,779,682	21,694,207	21,311,371	16,734,771	85,475	468,311	5,044,911
Wholesale deposits	4,001	3,688	25,878	26,121	313	(21,877)	(22,120)
Deposits, total	21,783,683	21,697,895	21,337,249	16,760,892	85,788	446,434	5,022,791
Securities sold under agreements to repurchase	968,197	958,479	1,020,794	995,201	9,718	(52,597)	(27,004)
Federal Home Loan Bank advances	580,000	80,000	—	—	500,000	580,000	580,000
Other borrowed funds	66,200	57,258	44,094	33,556	8,942	22,106	32,644
Subordinated debentures	132,701	132,661	132,620	132,540	40	81	161
Other liabilities	262,985	239,838	228,266	211,889	23,147	34,719	51,096
Total liabilities	$23,793,766	23,166,131	22,763,023	18,134,078	627,635	1,030,743	5,659,688

Core deposits of $21.780 billion increased $85.5 million, or 2 percent annualized, during the current quarter and non-interest bearing deposits increased $71.3 million, or 4 percent annualized, during the current quarter. Excluding the Alta acquisition, core deposits increased $1.771 billion, or 11 percent, from the prior year second quarter. During 2020 and 2021, the Company experienced unprecedented increases in core deposits as a result of increased customer savings and federal stimulus. Non-interest bearing deposits were 37 percent of total core deposits at June 30, 2022 and December 31, 2021 compared to 38 percent at June 30, 2021.

Federal Home Loan Bank (“FHLB”) advances increased $500 million during the current quarter to support the liquidity needs driven by the increase in the loan portfolio. The FHLB advances will continue to fluctuate to supplement the liquidity needs during the year.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021
Common equity	$3,223,451	3,182,002	3,150,263	2,263,513	41,449	73,188	959,938
Accumulated other comprehensive income	(327,212)	(247,809)	27,359	90,442	(79,403)	(354,571)	(417,654)
Total stockholders’ equity	2,896,239	2,934,193	3,177,622	2,353,955	(37,954)	(281,383)	542,284
Goodwill and core deposit intangible, net	(1,032,323)	(1,034,987)	(1,037,652)	(564,546)	2,664	5,329	(467,777)
Tangible stockholders’ equity	$1,863,916	1,899,206	2,139,970	1,789,409	(35,290)	(276,054)	74,507

Stockholders’ equity to total assets	10.85%	11.24%	12.25%	11.49%
Tangible stockholders’ equity to total tangible assets	7.26%	7.58%	8.59%	8.98%
Book value per common share	$26.15	26.49	28.71	24.65	(0.34)	(2.56)	1.50
Tangible book value per common share	$16.83	17.15	19.33	18.74	(0.32)	(2.50)	(1.91)

Tangible stockholders’ equity of $1.864 billion at June 30, 2022 decreased $35.3 million, or 2 percent, from the prior quarter which was primarily driven by an increase in the unrealized loss on the available-for-sale (“AFS”) debt securities during the current quarter which was driven by an increase in interest rates. Tangible stockholders’ equity at June 30, 2022 increased $74.5 million, or 4 percent, from the prior year second quarter which largely was the result of $840 million of Company common stock issued for the acquisition of Alta, despite the increase in goodwill and core deposit intangibles associated with the Alta acquisition and an increase in the unrealized loss on the AFS debt securities. Tangible book value per common share of $16.83 at the current quarter end decreased $0.32 per share, or 2 percent, from the prior quarter and decreased $1.91 per share, or 10 percent, from the prior year second quarter primarily as a result of the increase in the unrealized loss on AFS debt securities.

Cash Dividend
On June 29, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable July 21, 2022 to shareholders of record on July 12, 2022. The dividend was the Company’s 149th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2022
Compared to March 31, 2022, and June 30, 2021

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2021
Net interest income
Interest income	$199,637	190,516	159,956	9,121	39,681
Interest expense	6,199	4,961	4,487	1,238	1,712
Total net interest income	193,438	185,555	155,469	7,883	37,969
Non-interest income
Service charges and other fees	17,309	17,111	13,795	198	3,514
Miscellaneous loan fees and charges	3,850	3,555	2,923	295	927
Gain on sale of loans	4,996	9,015	16,106	(4,019)	(11,110)
(Loss) gain on sale of investments	(260)	446	(61)	(706)	(199)
Other income	2,385	3,436	2,759	(1,051)	(374)
Total non-interest income	28,280	33,563	35,522	(5,283)	(7,242)
Total income	$221,718	219,118	190,991	2,600	30,727
Net interest margin (tax-equivalent)	3.23%	3.20%	3.44%

Net Interest Income
The current quarter net interest income of $193 million increased $7.9 million, or 4 percent, compared to the prior quarter and increased $38.0 million, or 24 percent, from the prior year second quarter. The current quarter interest income of $200 million increased $9.1 million, or 5 percent, over the prior quarter and was driven by the increase in the loan portfolio and an increase in investment yields, both of which more than offset the decrease of $1.8 million in interest income from the PPP loans. The current quarter interest income increased $39.7 million over the prior year second quarter primarily due to $28.7 million of interest income from Altabank division and organic loan growth, which more than offset the $8.8 million decrease in interest income from the PPP loans.

The current quarter interest expense of $6.2 million increased $1.2 million, or 25 percent, over the prior quarter and increased $1.7 million, or 38 percent, over the prior year second quarter primarily as the result of an increase in borrowings to support the Company’s liquidity needs. Core deposit cost was 6 basis points in the current quarter compared to 7 basis points in the prior quarter and the prior year second quarter. The total cost of funding (including non-interest bearing deposits) was 11 basis points in the current quarter compared to 9 basis points in the prior quarter and 10 basis points in the prior year second quarter which was driven by the increased borrowings.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.23 percent compared to 3.20 percent in the prior quarter and 3.44 percent in the prior year second quarter. The core net interest margin, excluding 4 basis points of discount accretion, 1 basis point from non-accrual interest and 2 basis points increase from the PPP loans, was 3.16 percent compared to 3.07 in the prior quarter and 3.33 percent in the prior year second quarter. The core net interest margin increased 9 basis points in the current quarter as a result of increased core loan yields and investment yields. The core loan yield of 4.41 percent in the current quarter increased 7 basis points from the prior quarter core loan yield of 4.34 percent.

Non-interest Income
Non-interest income for the current quarter totaled $28.3 million which was a decrease of $5.3 million, or 16 percent, over the prior quarter and a decrease of $7.2 million, or 20 percent, over the same quarter last year with both decreases primarily driven by the decrease in gain on sale of residential loans. Gain on the sale of residential loans of $5.0 million for the current quarter decreased $4.0 million, or 45 percent, compared to the prior quarter and decreased $11.1 million, or 69 percent, from the prior year second quarter. The current quarter mortgage activity was lower than prior periods as a result of the continued reduction in residential purchase and refinance activity as mortgage rates continued to rise.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2021
Compensation and employee benefits	$79,803	79,074	64,109	729	15,694
Occupancy and equipment	10,766	10,964	9,208	(198)	1,558
Advertising and promotions	3,766	3,232	2,906	534	860
Data processing	7,553	7,475	5,661	78	1,892
Other real estate owned	6	—	48	6	(42)
Regulatory assessments and insurance	3,085	3,055	1,702	30	1,383
Core deposit intangibles amortization	2,665	2,664	2,488	1	177
Other expenses	21,877	23,844	13,960	(1,967)	7,917
Total non-interest expense	$129,521	130,308	100,082	(787)	29,439

Total non-interest expense of $130 million for the current quarter decreased $787 thousand, or 60 basis points, over the prior quarter which was driven by a decrease in acquisition-related expenses during the current quarter. Acquisition-related expenses was $2.1 million in the current quarter compared to $6.2 million in the prior quarter and $1.1 million in the prior year second quarter.

Total non-interest expense increased $29.4 million, or 29 percent, over the prior year second quarter which was primarily driven by the acquisition of Alta. Excluding $18.3 million of non-interest expense from the Altabank division, $1.5 million from deferred compensation on the PPP loans in the prior year, and acquisition-related expenses, non-interest expense increased $8.7 million, or 9 percent, from the prior year second quarter. The increase includes $5.2 million from compensation and employee benefits driven by the increased number of employees, annual salary increases and a $2.1 million increase in outside service expenses associated with technology infrastructure improvements.

Efficiency Ratio
The efficiency ratio was 55.74 percent in the current quarter compared to 57.11 percent in the prior quarter and 49.92 in the prior year second quarter. Excluding acquisition-related expenses, the efficiency ratio would have been 54.84 percent in the current quarter compared to 54.33 percent in the prior quarter and 49.37 percent in the prior year second quarter. The increase in the efficiency ratio from the prior year second quarter was driven by the decrease in gain on the sale of residential loans, the decrease in income from the PPP loans and the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2022	$(1,353)	$1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%
Third quarter 2020	2,869	826	1.42%	0.15%	0.25%

The current quarter provision for credit loss benefit for loans was $1.4 million which was a decrease of $5.7 million from the prior quarter which was driven by the continued improvement in the credit quality and the Company’s increased comfort with the economic forecasts. Current quarter provision for credit loss benefit for loans decreased $4.3 million from the prior year second quarter provision for credit loss benefit of $5.7 million.

Net charge-offs for the current quarter were $1.8 million compared to $850 thousand for the prior quarter and recoveries of $725 thousand from the same quarter last year. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months Ended June 30, 2022
Compared to June 30, 2021

Income Summary
The following table summarizes income for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2022	Jun 30, 2021	$ Change	% Change
Net interest income
Interest income	$390,153	321,508	68,645	21%
Interest expense	11,160	9,227	1,933	21%
Total net interest income	378,993	312,281	66,712	21%
Non-interest income
Service charges and other fees	34,420	26,587	7,833	29%
Miscellaneous loan fees and charges	7,405	5,701	1,704	30%
Gain on sale of loans	14,011	37,730	(23,719)	(63)%
Gain on sale of debt securities	186	223	(37)	(17)%
Other income	5,821	5,402	419	8%
Total non-interest income	61,843	75,643	(13,800)	(18)%
Total income	$440,836	387,924	52,912	14%
Net interest margin (tax-equivalent)	3.21%	3.58%

Net Interest Income
Net interest income of $379 million for the first half of 2022 increased $66.7 million, or 21 percent, over the same period in 2021. Interest income of $390 million for the first six months of the current year increased $68.6 million, or 21 percent, from the prior year and was primarily attributable to $58.9 million of interest income from the Alta division and organic growth. Interest expense of $11.2 million for the first half of 2022 increased $1.9 million, or 21 percent over the prior year. The total funding cost (including non-interest bearing deposits) for the first six months of 2022 was 10 basis points, which decreased 1 basis point compared to 11 basis points in the first six months of 2021.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first half of 2022 was 3.21 percent, a 37 basis points decrease from the net interest margin of 3.58 percent for the same period in the prior year. The core net interest margin, excluding 6 basis points of discount accretion, 1 basis point of non-accrual interest and 3 basis points increase from the PPP loans, was 3.11 percent which was a 32 basis point decrease from the core margin of 3.43 percent in the prior year.

Non-interest Income
Non-interest income of $61.8 million for the first half of 2022 decreased $13.8 million, or 18 percent, over the same period last year and was primarily attributable to the $23.7 million, or 63 percent, decrease in gain on sale of residential loans. Service charges and other fees of $34.4 million for the first six months of 2022 increased $7.8 million, or 29 percent, from prior year as a result of additional fees from increased customer accounts, transaction activity and the acquisition of Alta. Miscellaneous loan fees and charges increased $1.7 million, or 30 percent, primarily driven by increases in credit card interchange fees due to increased activity.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2022	Jun 30, 2021	$ Change	% Change
Compensation and employee benefits	$158,877	$126,577	$32,300	26%
Occupancy and equipment	21,730	18,723	3,007	16%
Advertising and promotions	6,998	5,277	1,721	33%
Data processing	15,028	10,867	4,161	38%
Other real estate owned	6	60	(54)	(90)%
Regulatory assessments and insurance	6,140	3,581	2,559	71%
Core deposit intangibles amortization	5,329	4,976	353	7%
Other expenses	45,721	26,606	19,115	72%
Total non-interest expense	$259,829	$196,667	$63,162	32%

Total non-interest expense of $260 million for the first half of 2022 increased $63.2 million, or 32 percent, over the prior year first half. Excluding $41.6 million of non-interest expense from the Altabank division, $6.7 million from deferred compensation on the PPP loans in the prior year, and acquisition-related expenses, non-interest expense increased $14.8 million, or 8 percent, from the prior year first half. Excluding the Alta division, compensation and employee benefits increased $13.5 million, or 11 percent, from prior year due to increased number of employees and annual salary increases. Other expenses increased $19.1 million and was primarily driven by expenses related to the Alta division and a $7.1 million increase in acquisition related expenses. Acquisition-related expenses were $8.3 million in the current year compared to $1.2 million in the prior year.

Efficiency Ratio
The efficiency ratio was 56.42 percent for the first six months of 2022 compared to 48.31 percent for the same period last year. Excluding the impact from the PPP loans and acquisition related expenses, the efficiency ratio was 55.19 in 2022 compared to 52.89 in 2021 with the increase driven by the decrease in gain on the sale of residential loans and the increase in non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $5.5 million for the first six months of 2022, including provision for credit loss expense of $3.0 million on the loan portfolio and credit loss expense of $2.5 million on unfunded loan commitments. The provision for credit loss expense of $3.0 million on the loan portfolio in the current year increased $8.2 million over the provision for credit loss benefit of $5.2 million in the prior year which was primarily attributable to organic loan growth. Net charge-offs during the current year were $2.7 million compared to $1.6 million during the prior year.

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

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$457,884	5%	$1,346,749	13%	$34,481	1%
U.S. government sponsored enterprises	297,814	3%	240,693	2%	48,016	1%
State and local governments	437,617	4%	488,858	5%	536,547	7%
Corporate bonds	101,348	1%	180,752	2%	257,878	4%
Residential mortgage-backed securities	3,715,502	37%	5,699,659	55%	4,139,585	57%
Commercial mortgage-backed securities	1,199,034	12%	1,214,138	12%	1,130,636	16%
Total available-for-sale	6,209,199	62%	9,170,849	89%	6,147,143	86%
Held-to-maturity
U.S. government and federal agency	844,175	8%	—	—%	—	—%
State and local governments	1,653,376	17%	1,199,164	11%	1,024,730	14%
Residential mortgage-backed securities	1,290,935	13%	—	—%	—	—%
Total held-to-maturity	3,788,486	38%	1,199,164	11%	1,024,730	14%
Total debt securities	$9,997,685	100%	$10,370,013	100%	$7,171,873	100%
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

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$499,999	448,935	422,413	432,651
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,501,531	1,336,387	1,138,804	1,172,765
S&P: A+, A, A- / Moody’s: A1, A2, A3	81,334	80,060	84,934	89,715
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	93	96	92	96
Not rated by either entity	10,892	10,669	14,335	14,514
Below investment grade	—	—	—	—
Total	$2,093,849	1,876,147	1,660,578	1,709,741

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$624,984	599,439	606,873	637,431
General obligation - limited	215,091	191,991	108,487	113,320
Revenue	1,208,187	1,042,794	929,166	941,894
Certificate of participation	37,208	33,747	12,316	13,254
Other	8,379	8,176	3,736	3,842
Total	$2,093,849	1,876,147	1,660,578	1,709,741

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$400,697	355,962	260,471	264,776
Texas	166,336	151,837	157,917	161,706
Michigan	148,413	142,744	134,903	139,704
California	169,161	157,123	151,137	160,023
Washington	111,697	102,145	115,834	119,806
All other states	1,097,545	966,336	840,316	863,726
Total	$2,093,849	1,876,147	1,660,578	1,709,741

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2022. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$8	0.81%	$436,685	1.06%	$6,950	1.87%	$14,241	2.25%	$—	—%	$457,884	1.11%
U.S. government sponsored enterprises	259	0.93%	297,555	1.29%	—	—%	—	—%	—	—%	297,814	1.29%
State and local governments	6,722	2.29%	88,246	3.67%	153,927	3.21%	188,722	3.17%	—	—%	437,617	3.27%
Corporate bonds	45,188	3.71%	51,316	4.07%	3,849	4.00%	995	0.46%	—	—%	101,348	3.87%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,715,502	1.12%	3,715,502	1.12%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,199,034	2.33%	1,199,034	2.33%
Total available-for-sale	52,177	3.51%	873,802	1.55%	164,726	3.17%	203,958	3.10%	4,914,536	1.41%	6,209,199	1.54%
Held-to-maturity
U.S. government and federal agency	—	—%	488,174	1.11%	356,001	1.23%	—	—%	—	—%	844,175	1.16%
State and local governments	1,424	2.46%	32,959	2.42%	172,159	3.13%	1,446,834	2.90%	—	—%	1,653,376	2.91%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,290,935	0.92%	1,290,935	0.95%
Total held-to-maturity	1,424	2.46%	521,133	1.20%	528,160	1.85%	1,446,834	2.90%	1,290,935	0.92%	3,788,486	1.84%
Total debt securities	$53,601	3.48%	$1,394,935	1.42%	$692,886	2.16%	$1,650,792	2.92%	$6,205,471	1.31%	$9,997,685	1.65%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2022, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at June 30, 2022.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of June 30, 2022, the Company determined that none of such securities were impaired.

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

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,261,119	9%	$1,051,883	8%	$734,838	7%
Commercial real estate	9,310,070	65%	8,630,831	65%	6,584,322	59%
Other commercial	2,685,392	19%	2,664,190	20%	2,932,419	26%
Home equity	773,582	5%	736,288	6%	648,800	6%
Other consumer	369,592	3%	348,839	2%	337,669	3%
Loans receivable	14,399,755	101%	13,432,031	101%	11,238,048	101%
Allowance for credit losses	(172,963)	(1)%	(172,665)	(1)%	(151,448)	(1)%
Loans receivable, net	$14,226,792	100%	$13,259,366	100%	$11,086,600	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Other real estate owned and foreclosed assets	$379	43	18	771
Accruing loans 90 days or more past due	5,064	4,510	17,141	4,220
Non-accrual loans	38,523	57,923	50,532	48,050
Total non-performing assets	$43,966	62,476	67,691	53,041
Non-performing assets as a percentage of subsidiary assets	0.16%	0.24%	0.26%	0.26%
ACL as a percentage of non-performing loans	393%	282%	255%	290%
Accruing loans 30-89 days past due	$16,588	16,080	50,566	12,076
Accruing troubled debt restructurings	$33,859	33,702	34,591	37,667
Non-accrual troubled debt restructurings	$2,427	2,501	2,627	3,179
U.S. government guarantees included in non-performing assets	$5,888	5,068	4,028	4,186
Interest income [1]	$868	648	2,422	1,144
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $44.0 million at June 30, 2022 decreased $18.5 million, or 30 percent, over the prior quarter and decreased $9.1 million, or 17 percent, over prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2022 was 0.16 percent compared to 0.24 percent in the prior quarter and 0.26 percent in the prior year second quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $16.6 million at June 30, 2022 increased $508 thousand from the prior quarter and increased $4.5 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2022 was 12 basis points, which compared to 12 basis points in the prior quarter and 11 basis points from prior year second quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $36.3 million and $37.2 million at June 30, 2022 and December 31, 2021, respectively.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2022 was $489 thousand. The fair value of the loan collateral acquired in foreclosure during 2022 was $406 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Balance at beginning of period	$18	18	1,744	1,744
Additions	406	45	1,482	1,459
Write-downs	—	—	(120)	—
Sales	(45)	(20)	(3,088)	(2,432)
Balance at end of period	$379	43	18	771

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2022			December 31, 2021			June 30, 2021
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$16,959	10%	9%	$16,458	10%	8%	$10,143	7%	7%
Commercial real estate	121,259	70%	65%	117,901	68%	64%	96,597	64%	58%
Other commercial	21,079	12%	18%	24,703	14%	20%	31,983	21%	26%
Home equity	9,333	5%	5%	8,566	5%	5%	7,837	5%	6%
Other consumer	4,333	3%	3%	5,037	3%	3%	4,888	3%	3%
Total	$172,963	100%	100%	$172,665	100%	100%	$151,448	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended		At or for the Three Months ended		At or for the Year ended		At or for the Six Months ended
(Dollars in thousands)	June 30, 2022	% of Average Loans	March 31, 2022	% of Average Loans	December 31, 2021	% of Average Loans	June 30, 2021	% of Average Loans
Balance at beginning of period	$172,665		172,665		158,243		158,243
Acquisitions	—		—		371		—
Provision for credit losses	2,991		4,344		16,380		(5,234)
Net (charge-offs) recoveries
Residential real estate	64	0.01%	18	—%	337	0.04%	237	0.03%
Commercial real estate	(184)	—%	344	—%	1,597	0.02%	866	0.01%
Other commercial	(76)	—%	182	0.01%	(1,048)	(0.04)%	(1,566)	(0.05)%
Home equity	167	0.02%	48	0.01%	198	0.03%	22	—%
Other consumer	(2,664)	(0.74)%	(1,442)	(0.41)%	(3,413)	(1.03)%	(1,120)	(0.34)%
Net charge-offs	(2,693)	(0.02)%	(850)	(0.01)%	(2,329)	(0.02)%	(1,561)	(0.01)%
Balance at end of period	$172,963		176,159		172,665		151,448
ACL as a percentage of total loans	1.20%		1.28%		1.29%		1.35%
Non-accrual loans as a percentage of total loans	0.27%		0.42%		0.38%		0.43%
ACL as a percentage of non-accrual loans	448.99%		304.13%		341.69%		315.19%

The current quarter provision for credit loss benefit for loans was $1.4 million which was a decrease of $5.7 million from the prior quarter which was driven by the continued improvement in the credit quality and the Company’s increased comfort with the economic forecasts. Current quarter provision for credit loss benefit for loans decreased $4.3 million from the prior year second quarter provision for credit loss benefit of $5.7 million.

The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at June 30, 2022 was 1.20 percent which was an 8 basis point decrease compared to the prior quarter and a 15 basis points decrease from the prior year second quarter. The Company’s ACL of $173 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2022 and 2021, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 224 locations, including 189 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021
Custom and owner occupied construction	$282,916	$265,579	$263,758	$158,405	7%	7%	79%
Pre-sold and spec construction	269,568	258,429	257,568	163,740	4%	5%	65%
Total residential construction	552,484	524,008	521,326	322,145	5%	6%	72%
Land development	201,607	180,270	185,200	111,736	12%	9%	80%
Consumer land or lots	197,394	184,217	173,305	138,292	7%	14%	43%
Unimproved land	101,266	90,498	81,064	63,469	12%	25%	60%
Developed lots for operative builders	68,087	61,276	41,840	27,143	11%	63%	151%
Commercial lots	95,958	98,403	99,418	64,664	(2)%	(3)%	48%
Other construction	931,000	833,218	762,970	554,548	12%	22%	68%
Total land, lot, and other construction	1,595,312	1,447,882	1,343,797	959,852	10%	19%	66%
Owner occupied	2,747,152	2,675,681	2,645,841	2,019,860	3%	4%	36%
Non-owner occupied	3,333,915	3,190,519	3,056,658	2,436,672	4%	9%	37%
Total commercial real estate	6,081,067	5,866,200	5,702,499	4,456,532	4%	7%	36%
Commercial and industrial	1,353,248	1,378,500	1,463,022	1,654,237	(2)%	(8)%	(18)%
Agriculture	758,394	731,248	751,185	746,678	4%	1%	2%
1st lien	1,596,878	1,466,279	1,393,267	1,105,579	9%	15%	44%
Junior lien	34,149	33,438	34,830	38,029	2%	(2)%	(10)%
Total 1-4 family	1,631,027	1,499,717	1,428,097	1,143,608	9%	14%	43%
Multifamily residential	562,480	545,483	545,001	398,499	3%	3%	41%
Home equity lines of credit	820,721	753,362	761,990	693,135	9%	8%	18%
Other consumer	213,943	207,827	207,513	201,336	3%	3%	6%
Total consumer	1,034,664	961,189	969,503	894,471	8%	7%	16%
States and political subdivisions	695,396	659,742	615,251	631,199	5%	13%	10%
Other	169,520	168,334	153,147	129,237	1%	11%	31%
Total loans receivable, including loans held for sale	14,433,592	13,782,303	13,492,828	11,336,458	5%	7%	27%
Less loans held for sale [1]	(33,837)	(51,284)	(60,797)	(98,410)	(34)%	(44)%	(66)%
Total loans receivable	$14,399,755	$13,731,019	$13,432,031	$11,238,048	5%	7%	28%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Jun 30, 2022	Jun 30, 2022	Jun 30, 2022
Custom and owner occupied construction	$230	233	237	243	230	—	—
Pre-sold and spec construction	389	—	—	—	389	—	—
Total residential construction	619	233	237	243	619	—	—
Land development	197	240	250	279	197	—	—
Consumer land or lots	157	160	309	190	157	—	—
Unimproved land	107	128	124	178	107	—	—
Developed lots for operative builders	260	—	—	—	260	—	—
Commercial lots	—	—	—	368	—	—	—
Other construction	12,884	12,884	12,884	—	12,884	—	—
Total land, lot and other construction	13,605	13,412	13,567	1,015	13,605	—	—
Owner occupied	4,013	3,508	3,918	3,747	3,809	204	—
Non-owner occupied	1,491	1,526	6,063	1,892	1,491	—	—
Total commercial real estate	5,504	5,034	9,981	5,639	5,300	204	—
Commercial and industrial	5,741	4,252	3,066	6,046	4,331	1,051	359
Agriculture	9,169	28,801	29,151	31,742	5,878	3,291	—
1st lien	2,196	2,015	2,870	4,186	2,016	180	—
Junior lien	200	301	136	272	145	55	—
Total 1-4 family	2,396	2,316	3,006	4,458	2,161	235	—
Multifamily residential	4,765	6,469	6,548	—	4,765	—	—
Home equity lines of credit	1,684	1,416	1,563	2,653	1,601	83	—
Other consumer	466	543	460	542	263	183	20
Total consumer	2,150	1,959	2,023	3,195	1,864	266	20
Other	17	—	112	703	—	17	—
Total	$43,966	62,476	67,691	53,041	38,523	5,064	379

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021
Custom and owner occupied construction	$2,046	$703	$1,243	$—	191%	65%	n/m
Pre-sold and spec construction	602	—	443	70	n/m	36%	760%
Total residential construction	2,648	703	1,686	70	277%	57%	3,683%
Land development	365	317	—	—	15%	n/m	n/m
Consumer land or lots	337	28	149	—	1,104%	126%	n/m
Unimproved land	590	—	305	307	n/m	93%	92%
Developed lots for operative builders	—	142	—	—	(100)%	n/m	n/m
Commercial lots	—	54	—	—	(100)%	n/m	n/m
Other construction	—	—	30,788	—	n/m	(100)%	n/m
Total land, lot and other construction	1,292	541	31,242	307	139%	(96)%	321%
Owner occupied	1,560	3,778	1,739	2,243	(59)%	(10)%	(30)%
Non-owner occupied	123	266	1,558	574	(54)%	(92)%	(79)%
Total commercial real estate	1,683	4,044	3,297	2,817	(58)%	(49)%	(40)%
Commercial and industrial	5,969	3,275	4,732	2,947	82%	26%	103%
Agriculture	851	162	459	837	425%	85%	2%
1st lien	329	2,963	2,197	736	(89)%	(85)%	(55)%
Junior lien	105	78	87	106	35%	21%	(1)%
Total 1-4 family	434	3,041	2,284	842	(86)%	(81)%	(48)%
Home equity lines of credit	1,071	1,315	1,994	1,942	(19)%	(46)%	(45)%
Other consumer	1,140	1,097	1,681	919	4%	(32)%	24%
Total consumer	2,211	2,412	3,675	2,861	(8)%	(40)%	(23)%
States and political subdivisions	7	21	1,733	—	(67)%	(100)%	n/m
Other	1,493	1,881	1,458	1,395	(21)%	2%	7%
Total	$16,588	$16,080	$50,566	$12,076	3%	(67)%	37%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Jun 30, 2021	Jun 30, 2022	Jun 30, 2022
Pre-sold and spec construction	$(8)	(4)	(15)	(8)	—	8
Land development	(21)	(21)	(233)	(77)	—	21
Consumer land or lots	(10)	(10)	(165)	(164)	—	10
Unimproved land	(1)	—	(241)	(21)	—	1
Total land, lot and other construction	(32)	(31)	(639)	(262)	—	32
Owner occupied	229	(386)	(423)	(70)	1,642	1,413
Non-owner occupied	(3)	(2)	(357)	(503)	—	3
Total commercial real estate	226	(388)	(780)	(573)	1,642	1,416
Commercial and industrial	(458)	(449)	41	(218)	308	766
Agriculture	(4)	(2)	(20)	(6)	—	4
1st lien	(56)	(9)	(331)	(237)	—	56
Junior lien	(297)	(78)	(650)	(475)	—	297
Total 1-4 family	(353)	(87)	(981)	(712)	—	353
Multifamily residential	—	—	(40)	(40)	—	—
Home equity lines of credit	(51)	(5)	(621)	(23)	44	95
Other consumer	166	55	236	74	298	132
Total consumer	115	50	(385)	51	342	227
Other	3,207	1,761	5,148	3,329	4,748	1,541
Total	$2,693	850	2,329	1,561	7,040	4,347

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

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$8,061,304	37%	$7,779,288	36%	$6,307,794	38%
NOW and DDA accounts	5,432,333	25%	5,301,832	25%	4,151,264	25%
Savings accounts	3,296,561	15%	3,180,046	15%	2,346,129	14%
Money market deposit accounts	4,021,102	18%	4,014,128	19%	2,990,021	18%
Certificate accounts	968,382	5%	1,036,077	5%	939,563	5%
Wholesale deposits	4,001	—%	25,878	—%	26,121	—%
Total interest bearing deposits	13,722,379	63%	13,557,961	64%	10,453,098	62%
Total deposits	$21,783,683	100%	$21,337,249	100%	$16,760,892	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Six Months ended	At or for the Year ended
(Dollars in thousands)	June 30, 2022	December 31, 2021
Repurchase agreements
Amount outstanding at end of period	$968,197	1,020,794
Weighted interest rate on outstanding amount	0.17%	0.19%
Maximum outstanding at any month-end	$985,774	1,040,939
Average balance	$946,871	994,968
Weighted-average interest rate	0.16%	0.23%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2022. The subordinated debentures outstanding as of June 30, 2022 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2022 and determined its ACL of $25.3 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
FHLB advances
Borrowing capacity	$3,404,154	2,995,622
Amount utilized	(580,000)	—
Letters of credit	(1,787)	(1,631)
Amount available	$2,822,367	2,993,991
FRB discount window
Borrowing capacity	$1,791,819	1,450,908
Amount utilized	—	—
Amount available	$1,791,819	1,450,908
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$1,302,059	1,346,749
U.S. government sponsored enterprises	297,814	240,693
State and local governments	1,131,759	796,323
Corporate bonds	101,349	180,752
Residential mortgage-backed securities	3,419,290	4,094,713
Commercial mortgage-backed securities	1,010,175	1,023,131
Total unencumbered debt securities	$7,262,446	7,682,361

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,766,287 have been issued as of June 30, 2022. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2022. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2022, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2022:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	13.32%	12.35%	12.35%	8.74%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021
Income Before Income Taxes	$175,509	196,862
Federal and state income tax expense	31,322	38,433
Net Income	$144,187	158,429
Effective tax rate [1]	17.8%	19.5%
Income from tax-exempt debt securities, municipal loans and leases	$38,080	34,161
Benefits from federal income tax credits	$7,977	7,517
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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2023	$8,004	12,951	674	21,629
2024	7,408	16,313	631	24,352
2025	6,337	17,505	594	24,436
2026	4,857	17,459	451	22,767
2027	4,137	17,333	219	21,689
Thereafter	6,257	65,208	233	71,698
	$37,000	146,769	2,802	186,571

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2022			June 30, 2022
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,229,013	$13,026	4.24%	$1,184,864	$28,541	4.82%
Commercial loans [1]	11,712,381	132,799	4.55%	11,516,661	258,718	4.53%
Consumer and other loans	1,107,396	12,511	4.53%	1,091,338	24,302	4.49%
Total loans [2]	14,048,790	158,336	4.52%	13,792,863	311,561	4.56%
Tax-exempt investment securities [3]	1,979,865	18,413	3.72%	1,852,204	34,077	3.68%
Taxable investment securities [4]	8,685,641	28,473	1.31%	8,783,881	54,938	1.25%
Total earning assets	24,714,296	205,222	3.33%	24,428,948	400,576	3.31%
Goodwill and intangibles	1,033,601			1,034,951
Non-earning assets	619,671			687,668
Total assets	$26,367,568			$26,151,567
Liabilities
Non-interest bearing deposits	$7,991,993	$—	—%	$7,926,215	$—	—%
NOW and DDA accounts	5,405,470	723	0.05%	5,343,074	1,568	0.06%
Savings accounts	3,261,798	244	0.03%	3,254,197	576	0.04%
Money market deposit accounts	3,999,582	1,369	0.14%	4,015,102	2,750	0.14%
Certificate accounts	982,397	797	0.33%	1,000,893	1,694	0.34%
Total core deposits	21,641,240	3,133	0.06%	21,539,481	6,588	0.06%
Wholesale deposits [5]	3,877	8	0.71%	10,497	17	0.31%
Repurchase agreements	923,459	367	0.16%	946,872	760	0.16%
FHLB advances	476,978	1,298	1.08%	247,265	1,310	1.05%
Subordinated debentures and other borrowed funds	190,072	1,393	2.94%	184,927	2,485	2.71%
Total interest bearing liabilities	23,235,626	6,199	0.11%	22,929,042	11,160	0.10%
Other liabilities	235,814			242,528
Total liabilities	23,471,440			23,171,570
Stockholders’ Equity
Common stock	1,108			1,107
Paid-in capital	2,340,059			2,339,476
Retained earnings	875,276			861,302
Accumulated other comprehensive loss	(320,315)			(221,888)
Total stockholders’ equity	2,896,128			2,979,997
Total liabilities and stockholders’ equity	$26,367,568			$26,151,567
Net interest income (tax-equivalent)		$199,023			$389,416
Net interest spread (tax-equivalent)			3.22%			3.21%
Net interest margin (tax-equivalent)			3.23%			3.21%
______________________________
1Includes tax effect of $1.5 million and $2.9 million on tax-exempt municipal loan and lease income for the six months ended June 30, 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.8 million and $7.1 million on tax-exempt debt securities income for the six months ended June 30, 2022, respectively.
4Includes tax effect of $226 thousand and $451 thousand on federal income tax credits for the six months ended June 30, 2022, respectively.
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

	Six Months ended
	2022 vs. 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$7,466	1,388	8,854
Commercial loans (tax-equivalent)	49,187	(17,624)	31,563
Consumer and other loans	3,003	(116)	2,887
Investment securities (tax-equivalent)	35,111	(8,649)	26,462
Total interest income	94,767	(25,001)	69,766
Interest expense
NOW and DDA accounts	411	(13)	398
Savings accounts	135	162	297
Money market deposit accounts	731	293	1,024
Certificate accounts	101	(1,010)	(909)
Wholesale deposits	(28)	5	(23)
Repurchase agreements	(56)	(524)	(580)
FHLB advances	—	1,310	1,310
Subordinated debentures and other borrowed funds	237	179	416
Total interest expense	1,531	402	1,933
Net interest income (tax-equivalent)	$93,236	(25,403)	67,833

Net interest income (tax-equivalent) increased $67.8 million for the six months ended June 30, 2022 compared to the same period in 2021. The interest income for the first six months of 2022 increased over the same period last year primarily from income associated with the acquisition of Alta and organic growth, which offset the decrease in income from the PPP loans. Total interest expense increased from the prior year primarily from acquisition and organic growth combined with the increase in FHLB borrowings.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of June 30, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2022.

The Company acquired Altabancorp and its wholly-owned subsidiary, Altabank (collectively “Alta”) during the fourth quarter of 2021. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 Alta’s internal control over financial reporting associated with total assets of $4.1 billion, or 15% of the Company’s total consolidated assets, and net interest income of $56.8 million, or 15.0% of the Company’s total consolidated net interest income.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)Not Applicable

(b)Not Applicable

Item 6. Exhibits

3.1    Restated Articles of Incorporation of Glacier Bancorp, Inc. Filed as April 28, 2022

4.1    Description of Glacier Bancorp, Inc’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

GLACIER BANCORP, INC.

August 2, 2022	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 2, 2022	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO