Form 10-Q
period 2022-09-30
GLACIER BANCORP, INC.
filed 2022-10-31
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 18, 2022 was 110,766,954. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Assets
Cash on hand and in banks	$260,456	198,087
Interest bearing cash deposits	164,756	239,599
Cash and cash equivalents	425,212	437,686
Debt securities, available-for-sale	5,755,076	9,170,849
Debt securities, held-to-maturity	3,756,634	1,199,164
Total debt securities	9,511,710	10,370,013
Loans held for sale, at fair value	21,720	60,797
Loans receivable	14,851,233	13,432,031
Allowance for credit losses	(178,191)	(172,665)
Loans receivable, net	14,673,042	13,259,366
Premises and equipment, net	395,639	372,597
Other real estate owned and foreclosed assets	42	18
Accrued interest receivable	93,300	76,673
Deferred tax asset	204,351	27,693
Core deposit intangible, net	44,265	52,259
Goodwill	985,393	985,393
Non-marketable equity securities	38,215	10,020
Bank-owned life insurance	168,187	167,671
Other assets	171,878	120,459
Total assets	$26,732,954	25,940,645
Liabilities
Non-interest bearing deposits	$8,294,363	7,779,288
Interest bearing deposits	13,585,279	13,557,961
Securities sold under agreements to repurchase	887,483	1,020,794
Federal Home Loan Bank advances	705,000	—
Other borrowed funds	77,671	44,094
Subordinated debentures	132,742	132,620
Accrued interest payable	2,740	2,409
Other liabilities	275,319	225,857
Total liabilities	23,960,597	22,763,023
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 and 117,187,500 shares authorized at September 30, 2022 and December 31, 2021, respectively	1,108	1,107
Paid-in capital	2,342,452	2,338,814
Retained earnings - substantially restricted	923,945	810,342
Accumulated other comprehensive (loss) income	(495,148)	27,359
Total stockholders’ equity	2,772,357	3,177,622
Total liabilities and stockholders’ equity	$26,732,954	25,940,645
Number of common stock shares issued and outstanding	110,766,954	110,687,533
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Income
Investment securities	$43,722	30,352	125,217	86,388
Residential real estate loans	13,738	9,885	42,279	29,572
Commercial loans	142,692	115,533	398,507	339,903
Consumer and other loans	14,250	10,971	38,552	32,386
Total interest income	214,402	166,741	604,555	488,249
Interest Expense
Deposits	3,279	2,609	9,884	8,427
Securities sold under agreements to repurchase	675	496	1,435	1,836
Federal Home Loan Bank advances	3,318	—	4,628	—
Other borrowed funds	214	178	698	529
Subordinated debentures	1,589	845	3,590	2,563
Total interest expense	9,075	4,128	20,235	13,355
Net Interest Income	205,327	162,613	584,320	474,894
Provision for credit losses	8,341	725	13,839	(4,880)
Net interest income after provision for credit losses	196,986	161,888	570,481	479,774
Non-Interest Income
Service charges and other fees	18,970	15,154	53,390	41,741
Miscellaneous loan fees and charges	4,040	2,592	11,445	8,293
Gain on sale of loans	3,846	13,902	17,857	51,632
(Loss) gain on sale of debt securities	(85)	(168)	101	55
Other income	3,635	3,335	9,456	8,737
Total non-interest income	30,406	34,815	92,249	110,458
Non-Interest Expense
Compensation and employee benefits	80,612	66,364	239,489	192,941
Occupancy and equipment	10,797	9,412	32,527	28,135
Advertising and promotions	3,768	3,236	10,766	8,513
Data processing	7,716	5,135	22,744	16,002
Other real estate owned and foreclosed assets	66	142	72	202
Regulatory assessments and insurance	3,339	2,011	9,479	5,592
Core deposit intangibles amortization	2,665	2,488	7,994	7,464
Other expenses	21,097	15,320	66,818	41,926
Total non-interest expense	130,060	104,108	389,889	300,775
Income Before Income Taxes	97,332	92,595	272,841	289,457
Federal and state income tax expense	17,994	16,976	49,316	55,409
Net Income	$79,338	75,619	223,525	234,048
Basic earnings per share	$0.72	0.79	2.02	2.45
Diluted earnings per share	$0.72	0.79	2.02	2.45
Dividends declared per share	$0.33	0.32	0.99	0.95
Average outstanding shares - basic	110,766,502	95,510,772	110,752,231	95,494,211
Average outstanding shares - diluted	110,833,594	95,586,202	110,811,267	95,573,519
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$79,338	75,619	223,525	234,048
Other Comprehensive (Loss) Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized losses on available-for-sale securities	(228,991)	(15,259)	(706,968)	(84,929)
Reclassification adjustment for gains included in net income	(15)	(498)	(780)	(870)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,347	(1,379)	1,751	(2,237)
Tax effect	57,506	4,330	178,382	22,246
Net of tax amount	(170,153)	(12,806)	(527,615)	(65,790)
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	3,132	30	7,002	479
Reclassification adjustment for gains included in net income	(165)	—	(167)	—
Tax effect	(750)	(7)	(1,727)	(120)
Net of tax amount	2,217	23	5,108	359
Total other comprehensive loss, net of tax	(167,936)	(12,783)	(522,507)	(65,431)
Total Comprehensive (Loss) Income	$(88,598)	62,836	(298,982)	168,617

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at July 1, 2021	95,507,234	$955	1,496,488	766,070	90,442	2,353,955
Net income	—	—	—	75,619	—	75,619
Other comprehensive loss	—	—	—	—	(12,783)	(12,783)
Cash dividends declared ($0.32 per share)	—	—	—	(30,626)	—	(30,626)
Stock issuances under stock incentive plans	5,425	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,451	—	—	1,451
Balance at September 30, 2021	95,512,659	$955	1,497,939	811,063	77,659	2,387,616
Balance at July 1, 2022	110,766,287	$1,108	2,341,097	881,246	(327,212)	2,896,239
Net income	—	—	—	79,338	—	79,338
Other comprehensive loss	—	—	—	—	(167,936)	(167,936)
Cash dividends declared ($0.33 per share)	—	—	—	(36,639)	—	(36,639)
Stock issuances under stock incentive plans	667	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,355	—	—	1,355
Balance at September 30, 2022	110,766,954	$1,108	2,342,452	923,945	(495,148)	2,772,357

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	234,048	—	234,048
Other comprehensive loss	—	—	—	—	(65,431)	(65,431)
Cash dividends declared ($0.95 per share)	—	—	—	(90,929)	—	(90,929)
Stock issuances under stock incentive plans	86,295	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,887	—	—	2,887
Balance at September 30, 2021	95,512,659	$955	1,497,939	811,063	77,659	2,387,616
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	223,525	—	223,525
Other comprehensive loss	—	—	—	—	(522,507)	(522,507)
Cash dividends declared ($0.99 per share)	—	—	—	(109,922)	—	(109,922)
Stock issuances under stock incentive plans	79,421	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,639	—	—	3,639
Balance at September 30, 2022	110,766,954	$1,108	2,342,452	923,945	(495,148)	2,772,357

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Operating Activities
Net income	$223,525	234,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,839	(4,880)
Net amortization of debt securities	24,274	32,934
Net amortization of purchase accounting adjustments and deferred loan fees and costs	8,533	(1,003)
Origination of loans held for sale	(639,726)	(1,184,305)
Proceeds from loans held for sale	715,700	1,372,592
Gain on sale of loans	(17,857)	(51,632)
Gain on sale of debt securities	(101)	(55)
Bank-owned life insurance income, net	(2,698)	(2,027)
Stock-based compensation, net of tax benefits	4,218	3,440
Depreciation and amortization of premises and equipment	18,952	15,593
Gain on sale and write-downs of other real estate owned, net	(125)	(127)
Amortization of core deposit intangibles	7,994	7,464
Amortization of investments in variable interest entities	13,051	9,520
Net increase in accrued interest receivable	(16,627)	(4,201)
Net increase in other assets	(20,827)	(5,430)
Net increase (decrease) in accrued interest payable	331	(868)
Net increase (decrease) in other liabilities	18,291	(3,753)
Net cash provided by operating activities	350,747	417,310
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	914,036	1,026,010
Purchases of available-for-sale debt securities	(435,807)	(4,035,869)
Maturities, prepayments and calls of held-to-maturity debt securities	159,349	25,480
Purchases of held-to-maturity debt securities	(511,195)	(125,527)
Principal collected on loans	4,530,150	4,825,177
Loan originations	(5,984,286)	(5,062,750)
Net additions to premises and equipment	(16,909)	(4,187)
Proceeds from sale of other real estate owned	997	3,246
Proceeds from redemption of non-marketable equity securities	132,667	180
Purchases of non-marketable equity securities	(160,798)	(2)
Proceeds from bank-owned life insurance	2,217	2,112
Investments in variable interest entities	(32,866)	(14,799)
Net cash used in investing activities	(1,402,445)	(3,360,929)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Financing Activities
Net increase in deposits	$543,134	2,705,870
Net (decrease) increase in securities sold under agreements to repurchase	(133,311)	36,356
Net increase in short-term Federal Home Loan Bank advances	705,000	—
Net decrease (increase) in other borrowed funds	10,415	(6,897)
Cash dividends paid	(84,414)	(74,709)
Tax withholding payments for stock-based compensation	(1,600)	(1,520)
Proceeds from stock option exercises	—	265
Net cash provided by financing activities	1,039,224	2,659,365
Net decrease in cash, cash equivalents and restricted cash	(12,474)	(284,254)
Cash, cash equivalents and restricted cash at beginning of period	437,686	633,142
Cash, cash equivalents and restricted cash at end of period	$425,212	348,888
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$19,904	14,223
Cash paid during the period for income taxes	40,917	58,645
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$2,154,475	844,020
Transfer of loans to other real estate owned	896	1,481
Right-of-use assets obtained in exchange for new lease liabilities	24,023	801
Dividends declared during the period but not paid	36,817	30,761

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results anticipated for the year ending December 31, 2022. The condensed consolidated statement of financial condition of the Company as of December 31, 2021 has been derived from the audited consolidated statements of the Company as of that date.

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

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These subsidiary interests are included in the Company’s consolidated financial statements. The Bank also has subsidiary interests in VIEs for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These subsidiary interests are not included in the Company’s consolidated financial statements. For additional information on the Bank’s interest in VIEs, see Note 7.

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in other assets on the Company's statements of financial condition.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. During 2020, the Fed temporarily reduced the reserve requirement due to the coronavirus disease of 2019 (“COVID-19.”) The required reserve balance at September 30, 2022 was $0.

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

The expected credit loss estimate process involves procedures to consider the unique characteristics of each of the Company’s loan portfolio segments, which consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. When computing the allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, credit and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The Company has determined a four consecutive quarter forecasting period is a reasonable and supportable period. Expected credit loss for periods beyond reasonable and supportable forecast periods are determined based on a reversion method which reverts back to historical loss estimates over a four consecutive quarter period on a straight-line basis.

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

Commercial Real Estate.  Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operation of the property securing the loan and/or the business conducted on the property securing the loan. Credit risk in these loans is impacted by the creditworthiness of a borrower, valuation of the property securing the loan and conditions within the local economies in the Company’s diverse geographic market areas.

Commercial.  Commercial loans consist of loans to commercial customers for use in financing working capital needs, equipment purchases and business expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations across the Company’s diverse geographic market areas.

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

Other Consumer.  The other consumer loan portfolio consists of various short-term loans such as automobile loans and loans for other personal purposes. Repayment of these loans is primarily dependent on the personal income of the borrowers. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s diverse geographic market areas) and the creditworthiness of a borrower.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Provision for credit loss loans	$8,382	2,313	11,373	(2,921)
Provision for credit losses unfunded	(41)	(1,588)	2,466	(1,959)
Total provision for credit losses	$8,341	725	13,839	(4,880)

There was no provision for credit losses on debt securities for the three and nine months ended September 30, 2022, and 2021, respectively.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2022 and 2021 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards CodificationTM (“ASC”) Topic 606 was $61,062,000 and $45,789,000 for the nine months ended September 30, 2022 and 2021, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2022 and December 31, 2021 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, FASB amended Subtopic ASC 310-40 and Subtopic 326-20 relating to post-current expected credit losses (“CECL”) (ASU 2016-13) implementation areas including TDRs and vintage disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 326-40, while enhancing disclosure requirements. The amendments to Subtopic 326-20 require an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. For entities that have adopted CECL, the amendments are effective for public business entities the first interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted if an entity has adopted CECL and the entity may elect to adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is anticipating certain changes in the processes and procedures related to the amendments and does not anticipate the amendments to have a material impact to the Company’s financial position and result of operations. The Company is not planning to early adopt either amendment.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$488,244	37	(44,815)	443,466
U.S. government sponsored enterprises	319,962	—	(31,430)	288,532
State and local governments	421,886	1,243	(11,274)	411,855
Corporate bonds	84,451	421	(1,141)	83,731
Residential mortgage-backed securities	3,855,896	12	(468,530)	3,387,378
Commercial mortgage-backed securities	1,241,275	543	(101,704)	1,140,114
Total available-for-sale	$6,411,714	2,256	(658,894)	5,755,076
Held-to-maturity
U.S. government and federal agency	845,116	—	(86,630)	758,486
State and local governments	1,675,529	169	(302,050)	1,373,648
Residential mortgage-backed securities	1,235,989	—	(110,182)	1,125,807
Total held-to-maturity	3,756,634	169	(498,862)	3,257,941
Total debt securities	10,168,348	2,425	(1,157,756)	9,013,017

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$1,356,171	174	(9,596)	1,346,749
U.S. government sponsored enterprises	241,687	2	(996)	240,693
State and local governments	461,414	27,567	(123)	488,858
Corporate bonds	175,697	5,072	(17)	180,752
Residential mortgage-backed securities	5,744,505	9,420	(54,266)	5,699,659
Commercial mortgage-backed securities	1,195,949	25,882	(7,693)	1,214,138
Total available-for-sale	$9,175,423	68,117	(72,691)	9,170,849
Held-to-maturity
State and local governments	1,199,164	22,878	(1,159)	1,220,883
Total held-to-maturity	1,199,164	22,878	(1,159)	1,220,883
Total debt securities	$10,374,587	90,995	(73,850)	10,391,732

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2022. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$37,373	37,466	1,419	1,418
Due after one year through five years	926,531	850,061	606,856	551,181
Due after five years through ten years	148,909	145,724	449,685	405,451
Due after ten years	201,730	194,333	1,462,685	1,174,084
	1,314,543	1,227,584	2,520,645	2,132,134
Mortgage-backed securities [1]	5,097,171	4,527,492	1,235,989	1,125,807
Total	$6,411,714	5,755,076	3,756,634	3,257,941
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Available-for-sale
Proceeds from sales and calls of debt securities	$16,745	74,328	88,011	151,025
Gross realized gains [1]	15	507	795	945
Gross realized losses [1]	—	(9)	(15)	(75)
Held-to-maturity
Proceeds from calls of debt securities	3,885	19,120	26,230	25,480
Gross realized gains [1]	25	—	54	—
Gross realized losses [1]	(125)	(666)	(733)	(815)
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

	September 30, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$293,319	(29,827)	144,052	(14,988)	437,371	(44,815)
U.S. government sponsored enterprises	15	248,362	(25,938)	40,169	(5,492)	288,531	(31,430)
State and local governments	269	277,582	(9,373)	10,984	(1,901)	288,566	(11,274)
Corporate bonds	17	57,301	(1,141)	—	—	57,301	(1,141)
Residential mortgage-backed securities	446	718,187	(91,231)	2,667,995	(377,299)	3,386,182	(468,530)
Commercial mortgage-backed securities	156	879,651	(75,910)	204,679	(25,794)	1,084,330	(101,704)
Total available-for-sale	960	$2,474,402	(233,420)	3,067,879	(425,474)	5,542,281	(658,894)

	December 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	50	$1,329,399	(9,344)	5,457	(252)	1,334,856	(9,596)
U.S. government sponsored enterprises	11	239,928	(996)	—	—	239,928	(996)
State and local governments	10	11,080	(83)	1,760	(40)	12,840	(123)
Corporate bonds	3	12,483	(17)	—	—	12,483	(17)
Residential mortgage-backed securities	151	5,335,632	(53,434)	53,045	(832)	5,388,677	(54,266)
Commercial mortgage-backed securities	38	302,784	(3,316)	126,798	(4,377)	429,582	(7,693)
Total available-for-sale	263	$7,231,306	(67,190)	187,060	(5,501)	7,418,366	(72,691)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at September 30, 2022 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at September 30, 2022 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on available-for-sale debt securities totaled $15,868,000 and $18,788,000 at September 30, 2022, and December 31, 2021, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2022, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2022, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at September 30, 2022. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$420,287	316,899
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,213,081	841,616
S&P: A+, A, A- / Moody’s: A1, A2, A3	36,873	39,078
Not rated by either entity	5,288	1,571
Total municipal bonds held-to-maturity	$1,675,529	1,199,164

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at September 30, 2022 have been determined to be investment grade. Held-to-maturity debt securities issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of September 30, 2022 and December 31, 2021, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $20,618,000 and $8,737,000 at September 30, 2022 and December 31, 2021, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at September 30, 2022 or December 31, 2021.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Residential real estate	$1,368,368	1,051,883
Commercial real estate	9,582,989	8,630,831
Other commercial	2,729,717	2,664,190
Home equity	793,556	736,288
Other consumer	376,603	348,839
Loans receivable	14,851,233	13,432,031
Allowance for credit losses	(178,191)	(172,665)
Loans receivable, net	$14,673,042	13,259,366
Net deferred origination (fees) costs included in loans receivable	$(25,068)	(21,667)
Net purchase accounting (discounts) premiums included in loans receivable	$(19,116)	(25,166)
Accrued interest receivable on loans	$56,628	49,133

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2022.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,963	16,959	121,259	21,079	9,333	4,333
Provision for credit losses	8,382	1,473	3,093	1,785	142	1,889
Charge-offs	(3,865)	(17)	—	(1,502)	—	(2,346)
Recoveries	711	7	47	2	87	568
Balance at end of period	$178,191	18,422	124,399	21,364	9,562	4,444

	Three Months ended September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$151,448	10,143	96,597	31,983	7,837	4,888
Provision for credit losses	2,313	1,703	2,931	(3,321)	(124)	1,124
Charge-offs	(2,620)	—	(162)	(677)	—	(1,781)
Recoveries	2,468	13	672	860	152	771
Balance at end of period	$153,609	11,859	100,038	28,845	7,865	5,002

	Nine Months ended September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	11,373	1,910	6,635	(1,763)	742	3,849
Charge-offs	(10,905)	(17)	(1,642)	(3,105)	(45)	(6,096)
Recoveries	5,058	71	1,505	1,529	299	1,654
Balance at end of period	$178,191	18,422	124,399	21,364	9,562	4,444

	Nine Months ended September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Provision for credit losses	(2,921)	2,005	11,663	(18,905)	(491)	2,807
Charge-offs	(8,566)	(38)	(203)	(3,790)	(45)	(4,490)
Recoveries	6,853	288	1,579	2,407	219	2,360
Balance at end of period	$153,609	11,859	100,038	28,845	7,865	5,002

During the nine months ended September 30, 2022, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the nine months ended September 30, 2022, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$7,095	427	1,967	1,794	776	2,131
Accruing loans 60-89 days past due	3,827	245	2,556	423	170	433
Accruing loans 90 days or more past due	2,524	98	1,406	441	339	240
Non-accrual loans with no ACL	32,361	1,809	24,818	4,051	1,204	479
Non-accrual loans with ACL	132	—	—	103	—	29
Total past due and non-accrual loans	45,939	2,579	30,747	6,812	2,489	3,312
Current loans receivable	14,805,294	1,365,789	9,552,242	2,722,905	791,067	373,291
Total loans receivable	$14,851,233	1,368,368	9,582,989	2,729,717	793,556	376,603

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$38,081	2,132	26,063	5,464	1,582	2,840
Accruing loans 60-89 days past due	12,485	457	9,537	1,652	512	327
Accruing loans 90 days or more past due	17,141	223	15,345	1,383	57	133
Non-accrual loans with no ACL	28,961	2,162	20,040	4,563	1,712	484
Non-accrual loans with ACL	21,571	255	448	20,765	99	4
Total past due and non-accrual loans	118,239	5,229	71,433	33,827	3,962	3,788
Current loans receivable	13,313,792	1,046,654	8,559,398	2,630,363	732,326	345,051
Total loans receivable	$13,432,031	1,051,883	8,630,831	2,664,190	736,288	348,839

The Company had $801,000 and $472,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2022 and September 30, 2021, respectively. The prior year modifications that were made under the CARES Act, along with related regulatory guidance, are included in current loan receivables.

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

	September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,219	—	196	3,006	17	—
Residential real estate	4,159	1,942	600	320	1,144	153
Other real estate	35,657	34	33,785	1,163	306	369
Other	1,088	—	120	714	—	254
Total	$44,123	1,976	34,701	5,203	1,467	776

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$25,182	—	57	25,125	—	—
Residential real estate	4,625	2,369	280	115	1,694	167
Other real estate	32,093	48	30,996	597	116	336
Other	1,525	—	—	1,241	—	284
Total	$63,425	2,417	31,333	27,078	1,810	787

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. There were no TDRs that occurred during the three months ended September 30, 2021. The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	4	—	1	3	—	—
Pre-modification recorded balance	$3,492	—	2,310	1,182	—	—
Post-modification recorded balance	$4,223	—	2,906	1,317	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Nine Months ended September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	9	1	3	5	—	—
Pre-modification recorded balance	$5,511	31	4,242	1,238	—	—
Post-modification recorded balance	$6,242	31	4,838	1,373	—	—
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

	Nine Months ended September 30, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	10	1	5	3	—	1
Pre-modification recorded balance	$2,368	210	1,473	554	—	131
Post-modification recorded balance	$2,368	210	1,473	554	—	131
TDRs that subsequently defaulted
Number of loans	—	—	—	—	—	—
Recorded balance	$—	—	—	—	—	—

The modifications for the loans designated as TDRs during the nine months ended September 30, 2022 and 2021 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,227,000 and $1,624,000 for the nine months ended September 30, 2022 and 2021, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial for the nine months ended September 30, 2022 and consumer for the nine months ended September 30, 2021. At September 30, 2022 and December 31, 2021, the Company had $273,000 and $102,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At September 30, 2022 and December 31, 2021, the Company did not have any OREO secured by residential real estate properties.

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

	September 30, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022 (year-to-date)	$2,122,671	2,116,621	—	6,050	—
2021	2,516,528	2,515,286	—	1,242	—
2020	1,354,000	1,341,111	—	12,889	—
2019	767,215	729,624	—	37,591	—
2018	693,744	669,754	—	23,990	—
Prior	1,928,116	1,860,043	1,472	66,577	24
Revolving loans	200,715	200,436	—	279	—
Total	$9,582,989	9,432,875	1,472	148,618	24
Other commercial loans [1]
Term loans by origination year
2022 (year-to-date)	$468,958	465,196	373	3,389	—
2021	594,391	589,711	—	3,656	1,024
2020	329,429	323,643	—	5,784	2
2019	202,174	193,377	—	8,784	13
2018	152,707	147,459	—	5,246	2
Prior	429,514	422,267	119	6,767	361
Revolving loans	552,544	543,767	—	8,643	134
Total	$2,729,717	2,685,420	492	42,269	1,536
___________________________
1 Includes PPP loans.

	December 31, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021	$2,679,564	2,677,540	—	2,024	—
2020	1,512,845	1,499,895	—	12,950	—
2019	952,039	919,091	—	32,948	—
2018	808,275	788,292	—	19,983	—
2017	665,733	624,018	—	41,715	—
Prior	1,677,875	1,621,819	—	56,030	26
Revolving loans	334,500	332,696	—	1,803	1
Total	$8,630,831	8,463,351	—	167,453	27
Other commercial loans [1]
Term loans by origination year
2021	$751,151	746,709	—	4,442	—
2020	429,500	420,547	—	8,952	1
2019	235,591	226,614	—	8,974	3
2018	188,009	179,679	—	8,329	1
2017	209,287	207,509	—	1,775	3
Prior	312,852	297,926	—	14,275	651
Revolving loans	537,800	507,258	—	30,526	16
Total	$2,664,190	2,586,242	—	77,273	675
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022 (year-to-date)	$428,697	428,697	—	—
2021	576,673	576,245	428	—
2020	122,837	122,596	108	133
2019	46,202	46,202	—	—
2018	37,682	37,417	—	265
Prior	154,723	153,078	136	1,509
Revolving loans	1,554	1,554	—	—
Total	$1,368,368	1,365,789	672	1,907
Home equity loans
Term loans by origination year
2022 (year-to-date)	$61	61	—	—
2021	35	35	—	—
2020	58	58	—	—
2019	230	199	—	31
2018	622	622	—	—
Prior	7,659	7,463	18	178
Revolving loans	784,891	782,629	928	1,334
Total	$793,556	791,067	946	1,543
Other consumer loans
Term loans by origination year
2022 (year-to-date)	$126,897	126,660	195	42
2021	102,979	102,597	299	83
2020	55,245	55,055	155	35
2019	22,762	22,360	233	169
2018	12,195	11,924	92	179
Prior	17,769	15,963	1,568	238
Revolving loans	38,756	38,732	22	2
Total	$376,603	373,291	2,564	748

	December 31, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021	$427,814	427,318	496	—
2020	179,395	178,016	1,232	147
2019	66,543	66,470	—	73
2018	51,095	50,816	—	279
2017	42,181	42,005	—	176
Prior	146,299	143,473	861	1,965
Revolving loans	138,556	138,556	—	—
Total	$1,051,883	1,046,654	2,589	2,640
Home equity loans
Term loans by origination year
2021	$871	871	—	—
2020	303	303	—	—
2019	1,293	1,260	—	33
2018	1,329	1,328	—	1
2017	886	886	—	—
Prior	11,494	10,589	576	329
Revolving loans	720,112	717,089	1,518	1,505
Total	$736,288	732,326	2,094	1,868
Other consumer loans
Term loans by origination year
2021	$151,407	150,910	469	28
2020	80,531	80,072	443	16
2019	37,036	36,647	187	202
2018	19,563	19,268	144	151
2017	8,591	8,506	78	7
Prior	17,763	15,968	1,589	206
Revolving loans	33,948	33,680	257	11
Total	$348,839	345,051	3,167	621

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$29,075		5,995
Accumulated depreciation	(1,738)		(516)
Net ROU assets	$27,337	44,160	5,479	44,699
Lease liabilities	$27,839	47,264	5,781	47,901
Weighted-average remaining lease term	12 years	17 years	23 years	16 years
Weighted-average discount rate	3.3%	3.5%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	September 30, 2022
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,658	4,816
Maturing one year through two years	4,233	4,597
Maturing two years through three years	4,243	4,373
Maturing three years through four years	4,251	4,255
Maturing four years through five years	4,540	4,066
Thereafter	11,856	43,630
Total lease payments	33,781	65,737
Present value of lease payments
Short-term	3,835	3,255
Long-term	24,004	44,009
Total present value of lease payments	27,839	47,264
Difference between lease payments and present value of lease payments	$5,942	18,473

The components of lease expense consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost
Amortization of ROU assets	$837	61	1,227	184
Interest on lease liabilities	200	38	334	113
Operating lease cost	1,493	1,302	4,483	3,883
Short-term lease cost	101	93	314	261
Variable lease cost	259	264	903	759
Sublease income	(11)	(11)	(35)	(32)
Total lease expense	$2,879	1,747	7,226	5,168

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$177	992	38	813
Financing cash flows	757	N/A	27	N/A

	Nine Months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$335	3,011	113	2,379
Financing cash flows	1,039	N/A	81	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2022 and 2021 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net carrying value at beginning of period	$985,393	514,013	985,393	514,013
Acquisitions and adjustments	—	—	—	—
Net carrying value at end of period	$985,393	514,013	985,393	514,013

The Company performed its annual goodwill impairment test during the third quarter of 2022 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2022 and December 31, 2021.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Carrying value at beginning of period	$12,839	8,976
Acquisitions	—	1,354
Additions	1,984	4,435
Amortization	(1,428)	(1,926)
Carrying value at end of period	$13,395	12,839
Principal balances of loans serviced for others	$1,652,764	1,639,058
Fair value of servicing rights	$20,071	16,938

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Loans receivable	$146,763	121,625
Accrued interest receivable	758	519
Other assets	47,764	41,363
Total assets	$195,285	163,507
Liabilities
Other borrowed funds	$49,832	38,313
Accrued interest payable	376	117
Other liabilities	96	164
Total liabilities	$50,304	38,594

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $67,179,000 and $50,725,000 as of September 30, 2022 and December 31, 2021, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2022 and 2021. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at September 30, 2022 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2022	$9,421
2023	30,880
2024	27,738
2025	4,345
2026	846
Thereafter	1,416
Total	$74,646

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization expense	$3,009	1,604	8,999	6,330
Tax credits and other tax benefits recognized	4,009	2,983	11,986	9,260
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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2022	December 31, 2021
Residential mortgage-backed securities	$887,483	1,020,794

The repurchase agreements are secured by debt securities with carrying values of $1,167,948,000 and $1,233,885,000 at September 30, 2022 and December 31, 2021, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the nine months ended September 30, 2022. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent 3 month LIBOR. At September 30, 2022 and December 31, 2021, the interest rate caps had a fair value of $7,643,000 and $934,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $126,000 for the nine months ended September 30, 2022 and 2021, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending September 30, 2022 and 2021 was as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amount of gain recognized in OCI	$3,132	30	7,002	479
Amount of gain reclassified from OCI to net income	165	—	167	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2022 and December 31, 2021, loan commitments with interest rate lock commitments totaled $61,773,000 and $151,038,000, respectively. At September 30, 2022 and December 31, 2021, the fair value of the related derivatives on the interest rate lock commitments was $99,000 and $3,008,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At September 30, 2022 and December 31, 2021, TBA commitments were $37,000,000 and $116,500,000, respectively. At September 30, 2022 the fair value of the related derivatives on the TBA securities was $1,752,000 and was included in other assets with the corresponding changes recorded in gain on sale of loans. At December 31, 2021, the fair value was $80,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Consulting and outside services	$3,462	3,003	11,871	7,918
Mergers and acquisition expenses	891	472	9,153	1,654
Debit card expenses	2,330	1,469	6,414	3,761
Loan expenses	2,041	1,649	5,811	5,028
VIE amortization and other expenses	1,744	1,668	5,457	4,342
Telephone	1,683	1,330	4,968	4,044
Employee expenses	1,487	953	4,008	2,137
Business development	1,705	1,360	4,002	3,230
Postage	1,023	894	3,124	2,729
Printing and supplies	1,020	840	3,047	2,453
Checking and operating expenses	618	307	1,804	1,061
Legal fees	477	283	1,768	1,075
Accounting and audit fees	304	172	1,202	865
Loss (gain) on dispositions of fixed assets	205	(65)	(1,062)	(1,463)
Other	2,107	985	5,251	3,092
Total other expenses	$21,097	15,320	66,818	41,926

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(63,468)	359	(63,109)
Reclassification adjustments for gains and transfers included in net income	(650)	—	(650)
Reclassification adjustments for amortization included in net income for transferred securities	(1,672)	—	(1,672)
Net current period other comprehensive (loss) income	(65,790)	359	(65,431)
Balance at September 30, 2021	$77,653	6	77,659
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(528,317)	5,233	(523,084)
Reclassification adjustments for gains and transfers included in net income	(583)	(125)	(708)
Reclassification adjustments for amortization included in net income for transferred securities	1,285	—	1,285
Net current period other comprehensive (loss) income	(527,615)	5,108	(522,507)
Balance at September 30, 2022	$(500,577)	5,429	(495,148)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income available to common stockholders, basic and diluted	$79,338	75,619	223,525	234,048
Average outstanding shares - basic	110,766,502	95,510,772	110,752,231	95,494,211
Add: dilutive restricted stock units and stock options	67,092	75,430	59,036	79,308
Average outstanding shares - diluted	110,833,594	95,586,202	110,811,267	95,573,519
Basic earnings per share	$0.72	0.79	2.02	2.45
Diluted earnings per share	$0.72	0.79	2.02	2.45
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	3,008	—	6,323	—
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2022 and 2021.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2022.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $1,788,000 and net losses of $4,565,000 for the nine month periods ended September 30, 2022 and 2021, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$443,466	—	443,466	—
U.S. government sponsored enterprises	288,532	—	288,532	—
State and local governments	411,855	—	411,855	—
Corporate bonds	83,731	—	83,731	—
Residential mortgage-backed securities	3,387,378	—	3,387,378	—
Commercial mortgage-backed securities	1,140,114	—	1,140,114	—
Loans held for sale, at fair value	21,720	—	21,720	—
Interest rate caps	7,643	—	7,643	—
Interest rate locks	99	—	99	—
TBA hedge	1,752	—	1,752	—
Total assets measured at fair value on a recurring basis	$5,786,290	—	5,786,290	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$1,346,749	—	1,346,749	—
U.S. government sponsored enterprises	240,693	—	240,693	—
State and local governments	488,858	—	488,858	—
Corporate bonds	180,752	—	180,752	—
Residential mortgage-backed securities	5,699,659	—	5,699,659	—
Commercial mortgage-backed securities	1,214,138	—	1,214,138	—
Loans held for sale, at fair value	60,797	—	60,797	—
Interest rate caps	934	—	934	—
Interest rate locks	3,008	—	3,008	—
Total assets measured at fair value on a recurring basis	$9,235,588	—	9,235,588	—
TBA hedge	$80	—	80	—
Total liabilities measured at fair value on a recurring basis	$80	—	80	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2022.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,535	—	—	1,535
Total assets measured at fair value on a non-recurring basis	$1,535	—	—	1,535

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$22,036	—	—	22,036
Total assets measured at fair value on a non-recurring basis	$22,036	—	—	22,036

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2022	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,535	Cost approach	Selling costs	10.0% - 10.0% (10.0%)

	Fair Value December 31, 2021	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent loans, net of ACL	$20,934	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,102	Sales comparison approach	Selling Costs	5.0% - 10.0% (6.7%)
			Adjustment to comparables	0.0% - 10.0% (6.0%)
$22,036
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended September 30, 2022.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$425,212	425,212	—	—
Debt securities, held-to-maturity	3,756,634	—	3,257,941	—
Loans receivable, net of ACL	14,673,042	—	—	14,500,180
Total financial assets	$18,854,888	425,212	3,257,941	14,500,180
Financial liabilities
Term deposits	$907,560	—	907,283	—
FHLB advances	705,000	—	705,000	—
Repurchase agreements and other borrowed funds	965,154	—	965,154	—
Subordinated debentures	132,742	—	122,479	—
Total financial liabilities	$2,710,456	—	2,699,916	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$437,686	437,686	—	—
Debt securities, held-to-maturity	1,199,164	—	1,220,883	—
Loans receivable, net of ACL	13,259,366	—	—	13,422,898
Total financial assets	$14,896,216	437,686	1,220,883	13,422,898
Financial liabilities
Term deposits	$1,036,077	—	1,040,100	—
Repurchase agreements and other borrowed funds	1,064,888	—	1,064,888	—
Subordinated debentures	132,620	—	131,513	—
Total financial liabilities	$2,233,585	—	2,236,501	—

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
•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve System or the Federal Reserve Board, which could adversely affect the Company’s net interest income and margin, overall profitability, and stockholders’ equity;
•legislative or regulatory changes, as well as increased banking and consumer protection regulation, that may adversely affect the Company’s business;
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
•the effects from military action in Ukraine, including the broader impacts to financial markets and economic conditions; and
•the effects of any reputational damage to the Company resulting from any of the foregoing.

Forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Operating results
Net income	$79,338	76,392	67,795	75,619	223,525	234,048
Basic earnings per share	$0.72	0.69	0.61	0.79	2.02	2.45
Diluted earnings per share	$0.72	0.69	0.61	0.79	2.02	2.45
Dividends declared per share	$0.33	0.33	0.33	0.32	0.99	0.95
Market value per share
Closing	$49.13	47.42	50.28	55.35	49.13	55.35
High	$56.10	51.40	60.69	56.84	60.69	67.35
Low	$46.08	44.43	49.61	48.62	44.43	44.55
Selected ratios and other data
Number of common stock shares outstanding	110,766,954	110,766,287	110,763,316	95,512,659	110,766,954	95,512,659
Average outstanding shares - basic	110,766,502	110,765,379	110,724,655	95,510,772	110,752,231	95,494,211
Average outstanding shares - diluted	110,833,594	110,794,982	110,800,001	95,586,202	110,811,267	95,573,519
Return on average assets (annualized)	1.18%	1.16%	1.06%	1.43%	1.13%	1.57%
Return on average equity (annualized)	10.94%	10.55%	8.97%	12.49%	10.14%	13.27%
Efficiency ratio	52.76%	55.74%	57.11%	50.17%	55.14%	48.94%
Dividend payout ratio	45.83%	47.83%	54.10%	40.51%	49.01%	38.78%
Loan to deposit ratio	67.98%	66.26%	63.52%	65.06%	67.98%	65.06%
Number of full time equivalent employees	3,396	3,439	3,439	2,978	3,396	2,978
Number of locations	222	224	223	194	222	194
Number of ATMs	272	274	273	250	272	250

The Company reported net income of $79.3 million for the current quarter, an increase of $3.7 million, or 5 percent, from the $75.6 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.72 per share, a decrease of 9 percent from the prior year third quarter diluted earnings per share of $0.79. The $3.7 million increase in third quarter earnings over the prior year third quarter was driven primarily by the acquisition of Altabancorp and its Altabank subsidiary (“Alta”) and organic loan growth which more than offset the $10.1 million decrease in gain on the sale of residential loans, a $12.7 million decrease in the PPP related income and an increase of $7.6 million of provision for credit loss.

Net income for the nine months ended September 30, 2022 was $224 million, a decrease of $10.5 million, or 5 percent, from the $234 million net income for the first nine months of the prior year. Diluted earnings per share for the first nine months of 2022 was $2.02 per share, a decrease of 18 percent from the prior year first nine months earnings per share of $2.45. The $10.5 million decrease in net income over the prior year first nine months was driven primarily by a $38.3 million decrease in the PPP related income, a $33.8 million decrease in gain on the sale of residential loans, an increase of $18.7 million of provision for credit loss, and a $7.5 million increase in acquisition-related expenses which more than offset the net income increases from organic growth and the acquisition of Alta on October 1, 2021.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021
Cash and cash equivalents	$425,212	415,406	437,686	348,888	9,806	(12,474)	76,324
Debt securities, available-for-sale	5,755,076	6,209,199	9,170,849	7,390,580	(454,123)	(3,415,773)	(1,635,504)
Debt securities, held-to-maturity	3,756,634	3,788,486	1,199,164	1,128,299	(31,852)	2,557,470	2,628,335
Total debt securities	9,511,710	9,997,685	10,370,013	8,518,879	(485,975)	(858,303)	992,831
Loans receivable
Residential real estate	1,368,368	1,261,119	1,051,883	781,538	107,249	316,485	586,830
Commercial real estate	9,582,989	9,310,070	8,630,831	6,912,569	272,919	952,158	2,670,420
Other commercial	2,729,717	2,685,392	2,664,190	2,598,616	44,325	65,527	131,101
Home equity	793,556	773,582	736,288	660,920	19,974	57,268	132,636
Other consumer	376,603	369,592	348,839	340,248	7,011	27,764	36,355
Loans receivable	14,851,233	14,399,755	13,432,031	11,293,891	451,478	1,419,202	3,557,342
Allowance for credit losses	(178,191)	(172,963)	(172,665)	(153,609)	(5,228)	(5,526)	(24,582)
Loans receivable, net	14,673,042	14,226,792	13,259,366	11,140,282	446,250	1,413,676	3,532,760
Other assets	2,122,990	2,050,122	1,873,580	1,305,970	72,868	249,410	817,020
Total assets	$26,732,954	26,690,005	25,940,645	21,314,019	42,949	792,309	5,418,935

Total debt securities of $9.512 billion at September 30, 2022 decreased $486 million, or 5 percent, during the current quarter and increased $993 million, or 12 percent, from the prior year third quarter. Debt securities represented 36 percent of total assets at September 30, 2022 compared to 40 percent at December 31, 2021 and 40 percent of total assets at September 30, 2021.

Excluding the PPP loans, during the current quarter the loan portfolio increased $457 million, or 13 percent annualized, with the largest dollar increase in commercial real estate which increased $273 million, or 12 percent annualized. Excluding the PPP loans and loans from the acquisition of Alta, the loan portfolio increased $2.026 billion, or 19 percent, from the prior year third quarter with the largest dollar increase in commercial real estate loans which increased $1.267 billion, or 18 percent.

As of September 30, 2022, the Company had $10.1 million of PPP loans remaining. In the current quarter, the Company recognized $222 thousand of interest income (including deferred fees and costs) from the PPP loans. Net deferred fees remaining on the balance of the PPP loans at September 30, 2022 was $181 thousand.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021
Deposits
Non-interest bearing deposits	$8,294,363	8,061,304	7,779,288	6,632,402	233,059	515,075	1,661,961
NOW and DDA accounts	5,462,707	5,432,333	5,301,832	4,299,244	30,374	160,875	1,163,463
Savings accounts	3,305,333	3,296,561	3,180,046	2,502,268	8,772	125,287	803,065
Money market deposit accounts	3,905,676	4,021,102	4,014,128	3,123,425	(115,426)	(108,452)	782,251
Certificate accounts	907,560	968,382	1,036,077	919,852	(60,822)	(128,517)	(12,292)
Core deposits, total	21,875,639	21,779,682	21,311,371	17,477,191	95,957	564,268	4,398,448
Wholesale deposits	4,003	4,001	25,878	26,123	2	(21,875)	(22,120)
Deposits, total	21,879,642	21,783,683	21,337,249	17,503,314	95,959	542,393	4,376,328
Securities sold under agreements to repurchase	887,483	968,197	1,020,794	1,040,939	(80,714)	(133,311)	(153,456)
Federal Home Loan Bank advances	705,000	580,000	—	—	125,000	705,000	705,000
Other borrowed funds	77,671	66,200	44,094	33,671	11,471	33,577	44,000
Subordinated debentures	132,742	132,701	132,620	132,580	41	122	162
Other liabilities	278,059	262,985	228,266	215,899	15,074	49,793	62,160
Total liabilities	$23,960,597	23,793,766	22,763,023	18,926,403	166,831	1,197,574	5,034,194

Core deposits of $21.876 billion increased $96.0 million, or 2 percent annualized, during the current quarter and non-interest bearing deposits increased $233 million, or 12 percent annualized, during the current quarter. Excluding the Alta acquisition, core deposits increased $1.125 billion, or 6 percent, from the prior year third quarter. Non-interest bearing deposits were 38 percent of total core deposits at September 30, 2022 compared to 37 percent at December 31, 2021 and 38 percent at September 30, 2021.

Federal Home Loan Bank (“FHLB”) advances increased $125 million during the current quarter and $705 million during the first nine months of 2022 to support liquidity needs driven by the increase in the loan portfolio.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021
Common equity	$3,267,505	3,223,451	3,150,263	2,309,957	44,054	117,242	957,548
Accumulated other comprehensive income	(495,148)	(327,212)	27,359	77,659	(167,936)	(522,507)	(572,807)
Total stockholders’ equity	2,772,357	2,896,239	3,177,622	2,387,616	(123,882)	(405,265)	384,741
Goodwill and core deposit intangible, net	(1,029,658)	(1,032,323)	(1,037,652)	(562,058)	2,665	7,994	(467,600)
Tangible stockholders’ equity	$1,742,699	1,863,916	2,139,970	1,825,558	(121,217)	(397,271)	(82,859)

Stockholders’ equity to total assets	10.37%	10.85%	12.25%	11.20%
Tangible stockholders’ equity to total tangible assets	6.78%	7.26%	8.59%	8.80%
Book value per common share	$25.03	26.15	28.71	25.00	(1.12)	(3.68)	0.03
Tangible book value per common share	$15.73	16.83	19.33	19.11	(1.10)	(3.60)	(3.38)

Tangible stockholders’ equity of $1.743 billion at September 30, 2022 decreased $121.2 million, or 7 percent, from the prior quarter which was primarily driven by the increase in the unrealized loss on the available-for-sale (“AFS”) debt securities during the current quarter which was due to a continued increase in interest rates. Tangible stockholders’ equity at September 30, 2022 decreased $82.9 million, or 5 percent, from the prior year third quarter which was due to a significant increase in the unrealized loss on the AFS debt securities and increases in goodwill and core deposit intangibles from the Alta acquisition which was partially offset by the $840 million of Company common stock issued for the acquisition of Alta. Tangible book value per common share of $15.73 at the current quarter end decreased $1.10 per share, or 7 percent, from the prior quarter and decreased $3.38 per share, or 18 percent, from the prior year third quarter primarily as a result of the increase in the unrealized loss on AFS debt securities.

Cash Dividend
On September 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable October 20, 2022 to shareholders of record on October 11, 2022. The dividend was the Company’s 150th consecutive dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2022
Compared to June 30, 2022, March 31, 2022, and September 30, 2021

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Sep 30, 2021	Jun 30, 2022	Mar 31, 2022	Sep 30, 2021
Net interest income
Interest income	$214,402	199,637	190,516	166,741	14,765	23,886	47,661
Interest expense	9,075	6,199	4,961	4,128	2,876	4,114	4,947
Total net interest income	205,327	193,438	185,555	162,613	11,889	19,772	42,714
Non-interest income
Service charges and other fees	18,970	17,309	17,111	15,154	1,661	1,859	3,816
Miscellaneous loan fees and charges	4,040	3,850	3,555	2,592	190	485	1,448
Gain on sale of loans	3,846	4,996	9,015	13,902	(1,150)	(5,169)	(10,056)
(Loss) gain on sale of investments	(85)	(260)	446	(168)	175	(531)	83
Other income	3,635	2,385	3,436	3,335	1,250	199	300
Total non-interest income	30,406	28,280	33,563	34,815	2,126	(3,157)	(4,409)
Total income	$235,733	221,718	219,118	197,428	14,015	16,615	38,305
Net interest margin (tax-equivalent)	3.34%	3.23%	3.20%	3.39%

Net Interest Income
The current quarter net interest income of $205 million increased $11.9 million, or 6 percent, compared to the prior quarter and increased $42.7 million, or 26 percent, from the prior year third quarter. The current quarter interest income of $214 million increased $14.8 million, or 7 percent, over the prior quarter and was driven primarily by the increase in the loan portfolio and an increase in loan portfolio yields. The current quarter interest income increased $47.7 million over the prior year third quarter primarily due to $30.9 million of interest income from Altabank division and organic loan growth, which more than offset the $12.7 million decrease in interest income from the PPP loans. The current quarter net interest income, on a tax equivalent basis, was $211 million.

The current quarter interest expense of $9.1 million increased $2.9 million, or 46 percent, over the prior quarter and increased $4.9 million, or 120 percent, over the prior year third quarter primarily the result of an increase in borrowings to support the Company’s liquidity needs. Core deposit cost was 6 basis points in each of the current quarter, prior quarter and the prior year third quarter. The total cost of funding (including non-interest bearing deposits) was 15 basis points in the current quarter compared to 11 basis points in the prior quarter and 9 basis points in the prior year third quarter which was driven by the increased borrowings and borrowing rates.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.34 percent compared to 3.23 percent in the prior quarter and 3.39 percent in the prior year third quarter. The core net interest margin, excluding 4 basis points of discount accretion, 1 basis point from non-accrual interest and no impact from the PPP loans, was 3.29 percent compared to 3.16 in the prior quarter and 3.17 percent in the prior year third quarter. The core net interest margin increased 13 basis points in the current quarter as a result of increased core loan yields which more than offset the increase in borrowing yields. The core loan yield of 4.60 percent in the current quarter increased 19 basis points from the prior quarter core loan yield of 4.41 percent.

Non-interest Income
Non-interest income for the current quarter totaled $30.4 million which was an increase of $2.1 million, or 8 percent, over the prior quarter. Non-interest income for the current quarter decreased $4.4 million, or 13 percent, over the same quarter last year with the decrease primarily driven by the decrease in gain on sale of residential loans. Gain on the sale of residential loans of $3.8 million for the current quarter decreased $1.2 million, or 23 percent, compared to the prior quarter and decreased $10.1 million, or 72 percent, from the prior year third quarter. The current quarter mortgage activity was lower than prior periods as a result of the continued reduction in residential purchase and refinance activity as mortgage rates continued to rise.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Sep 30, 2021	Jun 30, 2022	Mar 31, 2022	Sep 30, 2021
Compensation and employee benefits	$80,612	79,803	79,074	66,364	809	1,538	14,248
Occupancy and equipment	10,797	10,766	10,964	9,412	31	(167)	1,385
Advertising and promotions	3,768	3,766	3,232	3,236	2	536	532
Data processing	7,716	7,553	7,475	5,135	163	241	2,581
Other real estate owned	66	6	—	142	60	66	(76)
Regulatory assessments and insurance	3,339	3,085	3,055	2,011	254	284	1,328
Core deposit intangibles amortization	2,665	2,665	2,664	2,488	—	1	177
Other expenses	21,097	21,877	23,844	15,320	(780)	(2,747)	5,777
Total non-interest expense	$130,060	129,521	130,308	104,108	539	(248)	25,952

Total non-interest expense of $130 million for the current quarter increased $539 thousand, or 42 basis points, over the prior quarter. Acquisition-related expenses was $892 thousand in the current quarter compared to $2.1 million in the prior quarter and $472 thousand in the prior year third quarter.

Total non-interest expense increased $26.0 million, or 25 percent, over the prior year third quarter which was primarily driven by the acquisition of Alta. Excluding $17.5 million of non-interest expense from the Altabank division and acquisition-related expenses, non-interest expense increased $8.1 million, or 8 percent, from the prior year third quarter. The increase includes $5.8 million from compensation and employee benefits driven by the increased number of employees and annual salary increases, and a $1.7 million increase in data processing expenses.

Efficiency Ratio
The efficiency ratio was 52.76 percent in the current quarter compared to 55.74 percent in the prior quarter and 50.17 in the prior year third quarter. Excluding acquisition-related expenses, the efficiency ratio would have been 52.39 percent in the current quarter compared to 54.84 percent in the prior quarter and 49.94 percent in the prior year third quarter. The increase in the efficiency ratio from the prior year third quarter was driven by the decrease in gain on the sale of residential loans.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2022	$8,382	$3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%
Fourth quarter 2020	(1,528)	4,781	1.42%	0.20%	0.19%

The current quarter credit loss expense of $8.3 million included $8.4 million of credit loss expense from loans and $41 thousand of credit loss benefit from unfunded loan commitments. The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at September 30, 2022 was 1.20 percent which was the same compared to the prior quarter and a 16 basis points decrease from the prior year third quarter.

Net charge-offs for the current quarter of $3.2 million compared to $1.8 million for the prior quarter and $152 thousand from the same quarter last year. Net charge-offs of $3.2 million included $2.2 million in deposit overdraft net charge-offs and $962 thousand of loan net charge-offs. The current quarter provision for credit loss expense for loans was $8.4 million which was an increase of $9.7 million from the prior quarter which was driven by the organic loan growth and current quarter charged-off loans. Current quarter provision for credit loss expense for loans increased $6.1 million from the prior year third quarter provision for credit loss expense of $2.3 million. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months Ended September 30, 2022
Compared to September 30, 2021

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2022	Sep 30, 2021	$ Change	% Change
Net interest income
Interest income	$604,555	488,249	116,306	24%
Interest expense	20,235	13,355	6,880	52%
Total net interest income	584,320	474,894	109,426	23%
Non-interest income
Service charges and other fees	53,390	41,741	11,649	28%
Miscellaneous loan fees and charges	11,445	8,293	3,152	38%
Gain on sale of loans	17,857	51,632	(33,775)	(65)%
Gain on sale of debt securities	101	55	46	84%
Other income	9,456	8,737	719	8%
Total non-interest income	92,249	110,458	(18,209)	(16)%
Total income	$676,569	585,352	91,217	16%
Net interest margin (tax-equivalent)	3.26%	3.52%

Net Interest Income
Net-interest income of $584 million for the first nine months of 2022 increased $109 million, or 23 percent, over the same period in 2021. Interest income of $605 million for the first nine months of the current year increased $116 million, or 24 percent, from the prior year and was primarily attributable to $89.9 million of interest income from Alta division and organic growth. Interest expense of $20.2 million for the first nine months of 2022 increased $6.9 million, or 52 percent over the prior year. The total funding cost (including non-interest bearing deposits) for the first nine months of 2022 was 12 basis points, which increased 2 basis point compared to 10 basis points in first nine months of 2021 driven by the increased borrowing rates.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first nine months of 2022 was 3.26 percent, a 26 basis points decrease from the net interest margin of 3.52 percent for the same period in the prior year. The core net interest margin, excluding 5 basis points of discount accretion, 1 basis point of non-accrual interest and 2 basis points increase from the PPP loans, was 3.18 which was a 17 basis point decrease from the core margin of 3.35 percent in the prior year.

Non-interest Income
Non-interest income of $92.2 million for the first nine months of 2022 decreased $18.2 million, or 16 percent, over the same period last year and was primarily attributable to the $33.8 million, or 65 percent, decrease in gain on sale of residential loans. Service charges and other fees of $53.4 million for the first nine months of 2022 increased $11.6 million, or 28 percent, from the prior year same period as a result of additional fees from increased customer accounts, transaction activity and the acquisition of Alta. Miscellaneous loan fees and charges increased $3.2 million, or 38 percent, primarily driven by increases in credit card interchange fees due to increased activity.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2022	Sep 30, 2021	$ Change	% Change
Compensation and employee benefits	$239,489	$192,941	$46,548	24%
Occupancy and equipment	32,527	28,135	4,392	16%
Advertising and promotions	10,766	8,513	2,253	26%
Data processing	22,744	16,002	6,742	42%
Other real estate owned	72	202	(130)	(64)%
Regulatory assessments and insurance	9,479	5,592	3,887	70%
Core deposit intangibles amortization	7,994	7,464	530	7%
Other expenses	66,818	41,926	24,892	59%
Total non-interest expense	$389,889	$300,775	$89,114	30%
Total non-interest expense of $390 million for the first nine months of 2022 increased $89.1 million, or 30 percent, over the prior year same period. Excluding $59.1 million of non-interest expense from the Altabank division, $6.7 million from deferred compensation on the PPP loans in the prior year, and acquisition-related expenses, non-interest expense increased $21.7 million, or 7 percent, from the prior year first nine months. Excluding the Alta division, compensation and employee benefits increased $18.6 million, or 10 percent, from prior year due to increased number of employees and salary increases. Other expenses for the first nine months of 2022 increased $24.9 million over prior year same period and was primarily driven by expenses related to the Alta division and a $7.5 million increase in acquisition related expenses. Acquisition-related expenses were $9.2 million in the current year compared to $1.7 million in the prior year same period.

Efficiency Ratio
The efficiency ratio was 55.14 percent for the first nine months of 2022 compared to 48.94 percent for the same period last year. Excluding the impact from the PPP loans and acquisition related expenses, the efficiency ratio was 54.22 in 2022 compared to 51.84 in 2021 with the increase driven by the decrease in gain on the sale of residential loans and the increase in non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $13.8 million for the first nine months of 2022, including provision for credit loss expense of $11.4 million on the loan portfolio and credit loss expense of $2.4 million on unfunded loan commitments. The provision for credit loss expense of $11.4 million on the loan portfolio in the current year increased $14.3 million over the provision for credit loss benefit of $2.9 million in the prior year which was primarily attributable to organic loan growth. Net charge-offs during the current year were $5.8 million compared to $1.7 million during the prior year.

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

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$443,466	5%	$1,346,749	13%	$31,373	1%
U.S. government sponsored enterprises	288,532	3%	240,693	2%	47,051	1%
State and local governments	411,855	4%	488,858	5%	508,691	6%
Corporate bonds	83,731	1%	180,752	2%	198,119	2%
Residential mortgage-backed securities	3,387,378	35%	5,699,659	55%	5,491,345	64%
Commercial mortgage-backed securities	1,140,114	12%	1,214,138	12%	1,114,001	13%
Total available-for-sale	5,755,076	60%	9,170,849	89%	7,390,580	87%
Held-to-maturity
U.S. government and federal agency	845,116	9%	—	—%	—	—%
State and local governments	1,675,529	18%	1,199,164	11%	1,128,299	13%
Residential mortgage-backed securities	1,235,989	13%	—	—%	—	—%
Total held-to-maturity	3,756,634	40%	1,199,164	11%	1,128,299	13%
Total debt securities	$9,511,710	100%	$10,370,013	100%	$8,518,879	100%

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

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$511,990	437,328	422,413	432,651
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,490,923	1,257,187	1,138,804	1,172,765
S&P: A+, A, A- / Moody’s: A1, A2, A3	77,443	74,858	84,934	89,715
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	93	95	92	96
Not rated by either entity	16,966	16,035	14,335	14,514
Total	$2,097,415	1,785,503	1,660,578	1,709,741

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$623,354	579,671	606,873	637,431
General obligation - limited	210,445	179,158	108,487	113,320
Revenue	1,223,005	992,160	929,166	941,894
Certificate of participation	37,136	31,225	12,316	13,254
Other	3,475	3,289	3,736	3,842
Total	$2,097,415	1,785,503	1,660,578	1,709,741

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$408,740	340,316	260,471	264,776
Texas	157,335	137,381	157,917	161,706
Michigan	148,157	138,155	134,903	139,704
California	168,761	149,310	151,137	160,023
Washington	112,705	99,597	115,834	119,806
All other states	1,101,717	920,744	840,316	863,726
Total	$2,097,415	1,785,503	1,660,578	1,709,741

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2022. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$5	0.08%	$425,385	1.06%	$5,379	2.92%	$12,697	2.82%	$—	—%	$443,466	1.13%
U.S. government sponsored enterprises	259	0.93%	288,273	1.29%	—	—%	—	—%	—	—%	288,532	1.29%
State and local governments	5,555	2.32%	89,035	3.61%	136,608	3.20%	180,657	3.18%	—	—%	411,855	3.27%
Corporate bonds	31,647	4.96%	47,368	4.34%	3,737	4.00%	979	0.46%	—	—%	83,731	4.51%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,387,378	1.17%	3,387,378	1.17%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,140,114	2.37%	1,140,114	2.37%
Total available-for-sale	37,466	4.54%	850,061	1.56%	145,724	3.21%	194,333	3.15%	4,527,492	1.46%	5,755,076	1.59%
Held-to-maturity
U.S. government and federal agency	—	—%	572,835	1.13%	272,281	1.25%	—	—%	—	—%	845,116	1.17%
State and local governments	1,419	2.46%	34,021	2.42%	177,404	3.13%	1,462,685	2.92%	—	—%	1,675,529	2.94%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,235,989	0.91%	1,235,989	0.91%
Total held-to-maturity	1,419	2.46%	606,856	1.20%	449,685	1.99%	1,462,685	2.92%	1,235,989	0.91%	3,756,634	1.87%
Total debt securities	$38,885	4.46%	$1,456,917	1.42%	$595,409	2.29%	$1,657,018	2.95%	$5,763,481	1.36%	$9,511,710	1.69%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2022, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at September 30, 2022.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of September 30, 2022, the Company determined that none of such securities were impaired.

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

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,368,368	9%	$1,051,883	8%	$781,538	7%
Commercial real estate	9,582,989	65%	8,630,831	65%	6,912,569	62%
Other commercial	2,729,717	19%	2,664,190	20%	2,598,616	23%
Home equity	793,556	5%	736,288	6%	660,920	6%
Other consumer	376,603	3%	348,839	2%	340,248	3%
Loans receivable	14,851,233	101%	13,432,031	101%	11,293,891	101%
Allowance for credit losses	(178,191)	(1)%	(172,665)	(1)%	(153,609)	(1)%
Loans receivable, net	$14,673,042	100%	$13,259,366	100%	$11,140,282	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
Other real estate owned and foreclosed assets	$42	379	18	106
Accruing loans 90 days or more past due	2,524	5,064	17,141	5,172
Non-accrual loans	32,493	38,523	50,532	45,901
Total non-performing assets	$35,059	43,966	67,691	51,179
Non-performing assets as a percentage of subsidiary assets	0.13%	0.16%	0.26%	0.24%
ACL as a percentage of non-performing loans	508%	393%	255%	301%
Accruing loans 30-89 days past due	$10,922	16,588	50,566	26,002
Accruing troubled debt restructurings	$37,608	33,859	34,591	36,666
Non-accrual troubled debt restructurings	$2,355	2,427	2,627	2,820
U.S. government guarantees included in non-performing assets	$4,930	5,888	4,028	4,116
Interest income [1]	$1,116	868	2,422	1,657
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $35.1 million at September 30, 2022 decreased $8.9 million, or 20 percent, over the prior quarter and decreased $16.1 million, or 31 percent, over prior year third quarter. Non-performing assets as a percentage of subsidiary assets at September 30, 2022 was 0.13 percent compared to 0.16 percent in the prior quarter and 0.24 percent in the prior year third quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $10.9 million at September 30, 2022 decreased $5.7 million from the prior quarter and decreased $15.1 million from the prior year third quarter. Early stage delinquencies as a percentage of loans at September 30, 2022 was 7 basis points, which compared to 12 basis points in the prior quarter and 23 basis points from prior year third quarter.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company has TDR loans of $40.0 million and $37.2 million at September 30, 2022 and December 31, 2021, respectively.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2022 was $1,227 thousand. The fair value of the loan collateral acquired in foreclosure during 2022 was $896 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
Balance at beginning of period	$18	18	1,744	1,744
Additions	896	406	1,482	1,481
Write-downs	—	—	(120)	(120)
Sales	(872)	(45)	(3,088)	(2,999)
Balance at end of period	$42	379	18	106

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2022			December 31, 2021			September 30, 2021
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$18,422	10%	9%	$16,458	10%	8%	$11,859	8%	7%
Commercial real estate	124,399	70%	65%	117,901	68%	64%	100,038	65%	62%
Other commercial	21,364	12%	18%	24,703	14%	20%	28,845	19%	23%
Home equity	9,562	5%	5%	8,566	5%	5%	7,865	5%	5%
Other consumer	4,444	3%	3%	5,037	3%	3%	5,002	3%	3%
Total	$178,191	100%	100%	$172,665	100%	100%	$153,609	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended		At or for the Six Months ended		At or for the Year ended		At or for the Nine Months ended
(Dollars in thousands)	September 30, 2022	% of Average Loans	June 30, 2022	% of Average Loans	December 31, 2021	% of Average Loans	September 30, 2021	% of Average Loans
Balance at beginning of period	$172,665		172,665		158,243		158,243
Acquisitions	—		—		371		—
Provision for credit losses	11,373		2,991		16,380		(2,921)
Net (charge-offs) recoveries
Residential real estate	54	—%	64	0.01%	337	0.04%	250	0.03%
Commercial real estate	(137)	—%	(184)	—%	1,597	0.02%	1,376	0.02%
Other commercial	(1,576)	(0.06)%	(76)	—%	(1,048)	(0.04)%	(1,383)	(0.05)%
Home equity	254	0.03%	167	0.02%	198	0.03%	174	0.03%
Other consumer	(4,442)	(1.22)%	(2,664)	(0.74)%	(3,413)	(1.03)%	(2,130)	(0.66)%
Net charge-offs	(5,847)	(0.04)%	(2,693)	(0.02)%	(2,329)	(0.02)%	(1,713)	(0.02)%
Balance at end of period	$178,191		172,963		172,665		153,609
ACL as a percentage of total loans	1.20%		1.20%		1.29%		1.36%
Non-accrual loans as a percentage of total loans	0.22%		0.27%		0.38%		0.41%
ACL as a percentage of non-accrual loans	548.40%		448.99%		341.69%		334.65%

The provision for credit loss expense was $13.8 million for the first nine months of 2022, including provision for credit loss expense of $11.4 million on the loan portfolio and credit loss expense of $2.4 million on unfunded loan commitments. The provision for credit loss expense of $11.4 million on the loan portfolio in the current year increased $14.3 million over the provision for credit loss benefit of $2.9 million in the prior year which was primarily attributable to organic loan growth.

The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at September 30, 2022 was 1.20 percent which was the same compared to the prior quarter and a 16 basis points decrease from the prior year third quarter. The Company’s ACL of $178 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2022 and 2021, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 222 locations, including 186 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021
Custom and owner occupied construction	$288,977	$282,916	$263,758	$170,489	2%	10%	69%
Pre-sold and spec construction	291,146	269,568	257,568	188,668	8%	13%	54%
Total residential construction	580,123	552,484	521,326	359,157	5%	11%	62%
Land development	217,878	201,607	185,200	151,640	8%	18%	44%
Consumer land or lots	204,241	197,394	173,305	143,977	3%	18%	42%
Unimproved land	101,684	101,266	81,064	68,805	—%	25%	48%
Developed lots for operative builders	62,800	68,087	41,840	33,487	(8)%	50%	88%
Commercial lots	94,395	95,958	99,418	76,382	(2)%	(5)%	24%
Other construction	893,846	931,000	762,970	562,223	(4)%	17%	59%
Total land, lot, and other construction	1,574,844	1,595,312	1,343,797	1,036,514	(1)%	17%	52%
Owner occupied	2,811,614	2,747,152	2,645,841	2,069,551	2%	6%	36%
Non-owner occupied	3,448,044	3,333,915	3,056,658	2,561,777	3%	13%	35%
Total commercial real estate	6,259,658	6,081,067	5,702,499	4,631,328	3%	10%	35%
Commercial and industrial	1,308,272	1,353,248	1,463,022	1,407,353	(3)%	(11)%	(7)%
Agriculture	770,282	758,394	751,185	748,548	2%	3%	3%
1st lien	1,738,151	1,596,878	1,393,267	1,159,265	9%	25%	50%
Junior lien	36,677	34,149	34,830	36,942	7%	5%	(1)%
Total 1-4 family	1,774,828	1,631,027	1,428,097	1,196,207	9%	24%	48%
Multifamily residential	574,366	562,480	545,001	373,022	2%	5%	54%
Home equity lines of credit	841,143	820,721	761,990	709,828	2%	10%	18%
Other consumer	219,036	213,943	207,513	198,763	2%	6%	10%
Total consumer	1,060,179	1,034,664	969,503	908,591	2%	9%	17%
States and political subdivisions	776,875	695,396	615,251	612,882	12%	26%	27%
Other	193,526	169,520	153,147	114,427	14%	26%	69%
Total loans receivable, including loans held for sale	14,872,953	14,433,592	13,492,828	11,388,029	3%	10%	31%
Less loans held for sale [1]	(21,720)	(33,837)	(60,797)	(94,138)	(36)%	(64)%	(77)%
Total loans receivable	$14,851,233	$14,399,755	$13,432,031	$11,293,891	3%	11%	31%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Sep 30, 2022	Sep 30, 2022	Sep 30, 2022
Custom and owner occupied construction	$227	230	237	240	227	—	—
Pre-sold and spec construction	1,016	389	—	—	389	627	—
Total residential construction	1,243	619	237	240	616	627	—
Land development	149	197	250	31	149	—	—
Consumer land or lots	285	157	309	186	152	133	—
Unimproved land	94	107	124	166	94	—	—
Developed lots for operative builders	255	260	—	—	255	—	—
Other construction	12,884	12,884	12,884	276	12,884	—	—
Total land, lot and other construction	13,667	13,605	13,567	659	13,534	133	—
Owner occupied	2,687	4,013	3,918	3,323	2,060	627	—
Non-owner occupied	820	1,491	6,063	2,089	820	—	—
Total commercial real estate	3,507	5,504	9,981	5,412	2,880	627	—
Commercial and industrial	3,453	5,741	3,066	5,621	2,988	441	24
Agriculture	4,102	9,169	29,151	32,712	4,102	—	—
1st lien	2,149	2,196	2,870	3,178	2,032	117	—
Junior lien	139	200	136	166	139	—	—
Total 1-4 family	2,288	2,396	3,006	3,344	2,171	117	—
Multifamily residential	4,635	4,765	6,548	—	4,635	—	—
Home equity lines of credit	1,550	1,684	1,563	2,393	1,211	339	—
Other consumer	555	466	460	539	356	181	18
Total consumer	2,105	2,150	2,023	2,932	1,567	520	18
Other	59	17	112	259	—	59	—
Total	$35,059	43,966	67,691	51,179	32,493	2,524	42

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021
Custom and owner occupied construction	$427	$2,046	$1,243	$892	(79)%	(66)%	(52)%
Pre-sold and spec construction	—	602	443	325	(100)%	(100)%	(100)%
Total residential construction	427	2,648	1,686	1,217	(84)%	(75)%	(65)%
Land development	596	365	—	276	63%	n/m	116%
Consumer land or lots	—	337	149	325	(100)%	(100)%	(100)%
Unimproved land	36	590	305	181	(94)%	(88)%	(80)%
Developed lots for operative builders	30	—	—	59	n/m	n/m	(49)%
Commercial lots	2,158	—	—	—	n/m	n/m	n/m
Other construction	—	—	30,788	12,884	n/m	(100)%	(100)%
Total land, lot and other construction	2,820	1,292	31,242	13,725	118%	(91)%	(79)%
Owner occupied	527	1,560	1,739	1,933	(66)%	(70)%	(73)%
Non-owner occupied	—	123	1,558	443	(100)%	(100)%	(100)%
Total commercial real estate	527	1,683	3,297	2,376	(69)%	(84)%	(78)%
Commercial and industrial	2,087	5,969	4,732	1,581	(65)%	(56)%	32%
Agriculture	641	851	459	1,032	(25)%	40%	(38)%
1st lien	761	329	2,197	350	131%	(65)%	117%
Junior lien	72	105	87	167	(31)%	(17)%	(57)%
Total 1-4 family	833	434	2,284	517	92%	(64)%	61%
Home equity lines of credit	1,004	1,071	1,994	3,023	(6)%	(50)%	(67)%
Other consumer	1,089	1,140	1,681	1,361	(4)%	(35)%	(20)%
Total consumer	2,093	2,211	3,675	4,384	(5)%	(43)%	(52)%
States and political subdivisions	—	7	1,733	—	(100)%	(100)%	n/m
Other	1,494	1,493	1,458	1,170	—%	2%	28%
Total	$10,922	$16,588	$50,566	$26,002	(34)%	(78)%	(58)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Dec 31, 2021	Sep 30, 2021	Sep 30, 2022	Sep 30, 2022
Custom and owner occupied construction	$17	—	—	—	17	—
Pre-sold and spec construction	$(12)	(8)	(15)	(12)	—	12
Total residential construction	5	(8)	(15)	(12)	17	12
Land development	(24)	(21)	(233)	(163)	—	24
Consumer land or lots	(46)	(10)	(165)	(164)	—	46
Unimproved land	—	(1)	(241)	(241)	—	—
Total land, lot and other construction	(70)	(32)	(639)	(568)	—	70
Owner occupied	229	229	(423)	(410)	1,642	1,413
Non-owner occupied	(4)	(3)	(357)	(356)	—	4
Total commercial real estate	225	226	(780)	(766)	1,642	1,417
Commercial and industrial	395	(458)	41	(87)	1,161	766
Agriculture	(5)	(4)	(20)	—	—	5
1st lien	(99)	(56)	(331)	(250)	—	99
Junior lien	(303)	(297)	(650)	(511)	—	303
Total 1-4 family	(402)	(353)	(981)	(761)	—	402
Multifamily residential	—	—	(40)	(40)	—	—
Home equity lines of credit	(98)	(51)	(621)	(601)	45	143
Other consumer	257	166	236	145	410	153
Total consumer	159	115	(385)	(456)	455	296
Other	5,540	3,207	5,148	4,403	7,630	2,090
Total	$5,847	2,693	2,329	1,713	10,905	5,058

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

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$8,294,363	38%	$7,779,288	37%	$6,632,402	38%
NOW and DDA accounts	5,462,707	25%	5,301,832	25%	4,299,244	25%
Savings accounts	3,305,333	15%	3,180,046	15%	2,502,268	14%
Money market deposit accounts	3,905,676	18%	4,014,128	18%	3,123,425	18%
Certificate accounts	907,560	4%	1,036,077	5%	919,852	5%
Wholesale deposits	4,003	—%	25,878	—%	26,123	—%
Total interest bearing deposits	13,585,279	62%	13,557,961	63%	10,870,912	62%
Total deposits	$21,879,642	100%	$21,337,249	100%	$17,503,314	100%

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

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Nine Months ended	At or for the Year ended
(Dollars in thousands)	September 30, 2022	December 31, 2021
Repurchase agreements
Amount outstanding at end of period	$887,483	1,020,794
Weighted interest rate on outstanding amount	0.40%	0.19%
Maximum outstanding at any month-end	$985,774	1,040,939
Average balance	$936,840	994,968
Weighted-average interest rate	0.20%	0.23%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2022. The subordinated debentures outstanding as of September 30, 2022 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2022 and determined its ACL of $25.2 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
FHLB advances
Borrowing capacity	$3,589,639	2,995,622
Amount utilized	(705,000)	—
Letters of credit	(2,075)	(1,631)
Amount available	$2,882,564	2,993,991
FRB discount window
Borrowing capacity	$1,808,727	1,450,908
Amount utilized	—	—
Amount available	$1,808,727	1,450,908
Unsecured lines of credit available	$635,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$1,288,582	1,346,749
U.S. government sponsored enterprises	288,532	240,693
State and local governments	1,120,564	796,323
Corporate bonds	53,731	180,752
Residential mortgage-backed securities	3,052,524	4,094,713
Commercial mortgage-backed securities	957,259	1,023,131
Total unencumbered debt securities [1]	$6,761,192	7,682,361
____________________________
1 Total unencumbered debt securities at September 30, 2022, included $4.0 billion classified as AFS and $2.8 billion classified as HTM. Total unencumbered debt securities at December 31, 2021, included $7.0 billion classified as AFS, and $682.0 million classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,766,954 have been issued as of September 30, 2022. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2022. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2022, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2022:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank	13.43%	12.46%	12.46%	8.85%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company added back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of Common Tier 1 capital evenly over the three-year period.

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021
Income Before Income Taxes	$272,841	289,457
Federal and state income tax expense	49,316	55,409
Net Income	$223,525	234,048
Effective tax rate [1]	18.1%	19.1%
Income from tax-exempt debt securities, municipal loans and leases	$59,082	51,377
Benefits from federal income tax credits	$7,977	9,260
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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2022	$8,004	12,963	674	21,641
2023	7,408	16,760	631	24,799
2024	6,337	19,022	594	25,953
2025	4,857	19,199	451	24,507
2026	4,137	19,075	219	23,431
Thereafter	6,257	76,735	233	83,225
	$37,000	163,754	2,802	203,556

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2022			September 30, 2022
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,338,606	$13,738	4.11%	$1,236,674	$42,279	4.56%
Commercial loans [1]	12,146,551	144,357	4.72%	11,728,932	403,075	4.59%
Consumer and other loans	1,156,305	14,250	4.89%	1,113,232	38,552	4.63%
Total loans [2]	14,641,462	172,345	4.67%	14,078,838	483,906	4.60%
Tax-exempt investment securities [3]	2,000,404	18,484	3.70%	1,902,147	52,561	3.68%
Taxable investment securities [4]	8,426,933	29,297	1.39%	8,663,590	84,235	1.30%
Total earning assets	25,068,799	220,126	3.48%	24,644,575	620,702	3.37%
Goodwill and intangibles	1,030,961			1,033,606
Non-earning assets	604,754			659,727
Total assets	$26,704,514			$26,337,908
Liabilities
Non-interest bearing deposits	$8,158,207	$—	—%	$8,004,395	$—	—%
NOW and DDA accounts	5,473,458	794	0.06%	5,387,013	2,362	0.06%
Savings accounts	3,319,167	260	0.03%	3,276,092	836	0.03%
Money market deposit accounts	3,999,758	1,483	0.15%	4,009,931	4,233	0.14%
Certificate accounts	940,507	722	0.30%	980,543	2,416	0.33%
Total core deposits	21,891,097	3,259	0.06%	21,657,974	9,847	0.06%
Wholesale deposits [5]	3,946	20	2.05%	8,290	37	0.59%
Repurchase agreements	917,104	675	0.29%	936,840	1,435	0.20%
FHLB advances	541,630	3,318	2.40%	346,465	4,628	1.76%
Subordinated debentures and other borrowed funds	202,383	1,803	3.54%	190,810	4,288	3.00%
Total interest bearing liabilities	23,556,160	9,075	0.15%	23,140,379	20,235	0.12%
Other liabilities	261,735			249,001
Total liabilities	23,817,895			23,389,380
Stockholders’ Equity
Common stock	1,108			1,107
Paid-in capital	2,341,648			2,340,208
Retained earnings	920,372			881,208
Accumulated other comprehensive loss	(376,509)			(273,995)
Total stockholders’ equity	2,886,619			2,948,528
Total liabilities and stockholders’ equity	$26,704,514			$26,337,908
Net interest income (tax-equivalent)		$211,051			$600,467
Net interest spread (tax-equivalent)			3.33%			3.25%
Net interest margin (tax-equivalent)			3.34%			3.26%
______________________________
1Includes tax effect of $1.7 million and $4.6 million on tax-exempt municipal loan and lease income for the nine months ended September 30, 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.8 million and $10.9 million on tax-exempt debt securities income for the nine months ended September 30, 2022, respectively.
4Includes tax effect of $225 thousand and $676 thousand on federal income tax credits for the nine months ended September 30, 2022, respectively.
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

	Nine Months ended
	2022 vs. 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$13,710	(1,003)	12,707
Commercial loans (tax-equivalent)	82,204	(23,246)	58,958
Consumer and other loans	5,053	1,113	6,166
Investment securities (tax-equivalent)	42,657	(2,020)	40,637
Total interest income	143,624	(25,156)	118,468
Interest expense
NOW and DDA accounts	579	15	594
Savings accounts	187	224	411
Money market deposit accounts	978	716	1,694
Certificate accounts	110	(1,334)	(1,224)
Wholesale deposits	(41)	23	(18)
Repurchase agreements	(95)	(306)	(401)
FHLB advances	—	4,628	4,628
Subordinated debentures and other borrowed funds	462	734	1,196
Total interest expense	2,180	4,700	6,880
Net interest income (tax-equivalent)	$141,444	(29,856)	111,588
Net interest income (tax-equivalent) increased $111.6 million for the nine months ended September 30, 2022 compared to the same period in 2021. The interest income for the first nine months of 2022 increased over the same period last year primarily from income associated with the acquisition of Alta and organic growth, which offset the decrease in income from the PPP loans. Total interest expense increased from the prior year primarily from acquisition and organic growth combined with the increase in FHLB borrowings.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s assessment of market risk as of September 30, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those in the Company’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

October 31, 2022	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

October 31, 2022	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO