Form 10-K
period 2022-12-31
GLACIER BANCORP, INC.
filed 2023-02-24
CIK 868671

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
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,228,976,086 (based on the average bid and asked price as quoted on the NYSE Global Select Market exchange as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on February 16, 2023 was 110,856,867. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the 2023 Annual Meeting Proxy Statement dated on or about March 15, 2023 are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ACL – allowance for credit losses	GDP - Gross domestic product
ALCO – Asset Liability Committee	Ginnie Mae – Government National Mortgage Association
AMLA – Anti-Money Laundering Act of 2020	GLBA – Gramm-Leach-Bliley Financial Services
Alta – Altabancorp and its subsidiary, Altabank	Modernization Act of 1999
ASC – Accounting Standards CodificationTM	Heritage – Heritage Bancorp and its subsidiary, Heritage Bank of Nevada
ASU – Accounting Standards Update	HTM - Held-to-maturity
ATM – automated teller machine	Interest rate locks – residential real estate derivatives for commitments
Bank – Glacier Bank	Interstate Act – Riegle-Neal Interstate Banking and Branching
Basel III – third installment of the Basel Accords	Efficiency Act of 1994
BHCA – Bank Holding Company Act of 1956, as amended	IRS – Internal Revenue Service
Board – Glacier Bancorp, Inc.’s Board of Directors	KBW NASDAQ Regional Banking Index - KBW Regional
bp or bps – basis point(s)	Banking Index
BSA – Bank Secrecy Act	LIBOR – London Interbank Offered Rate
CDE – Certified Development Entity	LIHTC – Low-Income Housing Tax Credit
CDFI Fund – Community Development Financial Institutions Fund	MT Division of Banking – Montana Department of Administration’s
CEO – Chief Executive Officer	Division of Banking and Financial Institutions
CECL – current expected credit losses	NII – net interest income
CFO – Chief Financial Officer	NMTC – New Markets Tax Credits
CFPB – Consumer Financial Protection Bureau	NOW – negotiable order of withdrawal
Company – Glacier Bancorp, Inc.	NRSRO – Nationally Recognized Statistical Rating Organizations
COSO – Committee of Sponsoring Organizations of the	NYSE - The New York Stock Exchange
Treadway Commission	OCI – other comprehensive income
COVID-19 – coronavirus disease of 2019	OREO – other real estate owned
CRA – Community Reinvestment Act of 1977	Patriot Act – Uniting and Strengthening America by Providing Appropriate
DDA – demand deposit account	Tools Required to Intercept and Obstruct Terrorism Act of 2001
DIF – federal Deposit Insurance Fund	PCAOB – Public Company Accounting Oversight Board (United States)
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	PCD – purchased credit-deteriorated
Consumer Protection Act of 2010	PPP – Paycheck Protection Program
EAP – Employee Assistance Program	Proxy Statement – the 2023 Annual Meeting Proxy Statement
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	Repurchase agreements – securities sold under agreements
Protection Act	to repurchase
ESG – Environmental, social and governance matters	ROU – right-of-use
Fannie Mae – Federal National Mortgage Association	S&P – Standard and Poor’s
FASB – Financial Accounting Standards Board	SBA – United States Small Business Administration
FDIC – Federal Deposit Insurance Corporation	SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
FHLB – Federal Home Loan Bank	SEC – United States Securities and Exchange Commission
Final Rules – final rules implemented by the federal banking	SERP – Supplemental Executive Retirement Plan
agencies that amended regulatory risk-based capital rules	SOFR – Secured Overnight Financing Rate
FNB – FNB Bancorp and its subsidiary, The First National Bank	SOX Act – Sarbanes-Oxley Act of 2002
of Layton	Tax Act – The Tax Cuts and Jobs Act
FRB – Federal Reserve Bank	TBA – to-be-announced
Freddie Mac – Federal Home Loan Mortgage Corporation	TDR – troubled debt restructuring
GAAP – accounting principles generally accepted in the	VIE – variable interest entity
United States of America

PART I

Item 1. Business

General
Glacier Bancorp, Inc., headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The terms “Company,” “we,” “us” and “our” mean Glacier Bancorp, Inc. and its subsidiaries, when appropriate. The Company is a publicly-traded company and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol: GBCI. We provide a full range of banking services to individuals and businesses from 221 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through our wholly-owned bank subsidiary, Glacier Bank (“Bank”). We offer a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. We serve individuals, small to medium-sized businesses, community organizations and public entities. For information regarding our lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2022, the Bank consists of seventeen bank divisions and a corporate division. The bank divisions operate under separate names, management teams and advisory directors and include the following:
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

As of December 31, 2022, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent Acquisitions
Our strategy is to profitably grow our business through internal growth and selective acquisitions. We continue to look for profitable expansion opportunities primarily in existing and new markets in the Rocky Mountain and Western states. We have completed the following acquisitions during the last five fiscal years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
Altabancorp and its wholly-owned subsidiary, Altabank (collectively, "Alta")	October 1, 2021	$4,131,662	1,902,321	3,273,819
State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona (collectively, "SBAZ")	February 29, 2020	745,420	451,702	603,289
Heritage Bancorp and its wholly-owned subsidiary, Heritage Bank of Nevada (collectively, "Heritage")	July 31, 2019	977,944	615,279	722,220
FNB Bancorp and its wholly-owned subsidiary, The First National Bank of Layton (collectively, "FNB")	April 30, 2019	379,155	245,485	274,646
Inter-Mountain Bancorp., Inc. and its wholly-owned subsidiary, First Security Bank (collectively, “FSB”)	February 28, 2018	1,109,684	627,767	877,586
Columbine Capital Corp., and its wholly-owned subsidiary, Collegiate Peaks Bank (collectively, “Collegiate”)	January 31, 2018	551,198	354,252	437,171

See Note 23 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the 2021 acquisition.

Market Area and Competition
We have 221 locations, which consists of 187 branches and 34 loan or administration offices, in 76 counties within 8 states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The market area’s economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industry, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

Commercial banking is a highly competitive business and operates in a rapidly changing environment. There are a large number of depository institutions including commercial banks, savings and loans, and credit unions in the markets in which we have locations. Competition is also increasing for deposit and lending services from internet-based competitors. Non-depository financial service institutions, primarily in the securities, insurance and retail industries, have also become competitors for retail savings, investment funds and lending activities. In addition to offering competitive interest rates, the principal methods used by the Bank to attract deposits include the offering of a variety of services including online banking, mobile banking and convenient office locations and business hours. The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, relationships with customers and the quality of service.

The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the eight states we operate in. Percent of deposits are based on the FDIC summary of deposits survey as of June 30, 2022 and does not include any bank division acquired after such date.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	70	18	26.3%
Idaho	30	11	8.5%
Utah	38	8	0.5%
Washington	15	6	5.8%
Wyoming	19	10	15.0%
Colorado	26	13	1.8%
Arizona	16	7	0.8%
Nevada	7	3	6.1%
Total	221	76

Human Capital
As of December 31, 2022, we employed 3,552 persons, 3,235 of whom were employed full time. No employees were represented by a collective bargaining group. We believe our employees are united by our commitment to serve our customers and communities and that our customers are best served by a staff of competent, caring employees who are customer oriented. Our employees are one of our most valuable assets. We consider our employee relations to be excellent.

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

Board of Directors and Committees
The Board has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation and Human Capital Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committees and Committee Membership” in the Company’s 2023 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) further extends the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. It also 1) expands the scope of covered transactions required to be collateralized; 2) requires collateral to be maintained at all times for covered transactions required to be collateralized; and 3) places limits on acceptable collateral. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payments of dividends, interest, and operational expenses.

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

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources or when it may not be in the Company's or its stockholders' best interests to do so. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

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

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdictions, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. The Bank received a “satisfactory” rating in its most recent CRA examination. In May 2022, federal bank regulators released a notice of proposed rule-making to “strengthen and modernize” CRA regulations and the related regulatory framework. Future changes in the evaluation process or requirements under CRA could impact the Bank’s costs of compliance and rating.

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

The Federal Reserve has also issued a policy statement on the payment of cash dividends by bank holding companies. In general, the policy statement expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the bank holding company’s earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. The various laws and regulatory policies applicable to the Company and the Bank may limit our ability to pay dividends or otherwise engage in capital distributions.

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
•Focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile and student loan servicing (including certain forbearance requirements related to the COVID-19 pandemic), debt collection, collateral repossession, mortgage origination and servicing, remittances, and fair lending, among others; and
•Positions taken by the CFPB and focused efforts on enforcing compliance obligations related to deposit account fees including overdraft, non-sufficient funds, and returned deposit fees.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. We have been subject to the interchange fee cap since July 1, 2019.

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

Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards, including: 1) a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent; 2) a Tier 1 capital to risk-based assets ratio of 6 percent; 3) a total capital to risk-based assets ratio of 8 percent; and 4) a 4 percent Tier 1 capital to total assets leverage ratio. These minimum capital requirements became effective in January 2015 and were the result of Final Rules implementing regulatory changes based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act ("Final Rules").

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

The application of the Final Rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffer. The imposition of liquidity requirements in connection with these rules could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding.

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

Corporate Governance and Accounting
The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Among other matters, the SOX Act 1) requires chief executive officers and chief financial officers to certify to the accuracy and completeness of periodic reports filed with the SEC and to certain matters relating to disclosure and accounting controls at public companies; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting insider transactions and periodic disclosures by public companies; and 4) requires companies to adopt and disclose information about corporate governance practices. As a publicly reporting company with the SEC, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and the NYSE.

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

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The FDIC determines the amount of insurance premiums based on the financial institutions’ deposit base and the applicable assessment rate. The Dodd-Frank Act redefined the assessment base as the average consolidated total assets less average tangible equity capital of a financial institution. The FDIC determines the assessment rate for insured depository institutions with more than $10 billion in assets under a “scorecard” methodology that seeks to capture both the probability that such an institution will fail and the magnitude of the impact on the DIF if such a failure occurs. Assessment rates are applied to the depository intuition’s base to determine payments to the DIF. The FDIC has authority to increase assessment rates, and in October 2022 adopted a Final Rule increasing initial base deposit rate schedules uniformly by two basis points starting with the first quarterly assessment period of 2023. The FDIC also communicated that the new rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent; progressively lower assessment rates can be expected when the reserve ratio goal is met. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state government agencies may also significantly impact our business, including, as an example, the Biden administration’s July 2021 executive order encouraging more robust scrutiny of mergers and acquisitions and the related efforts of banking regulators to increase scrutiny of transactions. Subsequently, in March 2022, the FDIC published a Request for Information (“RFI”) seeking information and comments regarding the application of the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions of one or more depository institutions. The FDIC highlighted that significant changes over the past several decades in the banking industry and financial system necessitate a review of the regulatory framework. The FDIC expressed interest in receiving comments regarding the effectiveness of the existing frameworks and requirements under the Bank Merger Act. The RFI is intended to inform future FDIC policy on the matter.

We cannot predict the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations, or whether any other proposals will emerge. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), and the new administration under President Biden has demonstrated a general intent to regulate the financial services industry more strictly than the administration of his predecessor, including with respect to its review of proposed change in control transactions.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. Recently, the Federal Reserve shifted its focus from economic growth to addressing continued concerns with inflation. During 2022, the Federal Reserve increased the federal funds target rate seven times, an increase of 425 basis points for the year, and communicated that it anticipates ongoing increases. Changes in monetary policy, including increases in the federal funds rate, can affect net interest income and margin, overall profitability, and stockholders’ equity. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, establishing new notification requirements for banking organizations. The new rule requires banks to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a “notification incident,” has occurred. A “notification incident” is one that materially affects, or is likely to affect, the viability of the banking organization’s operations and services resulting in material loss, or potential impact the stability of the United States.

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

Environmental, Social and Governance
Bank regulatory agencies and the SEC have shown increased interest in environmental, social and governance matters (“ESG”) and expressed an intent to increase related regulatory oversight of companies efforts to address how ESG issues may affect their business. In 2022, multiple federal regulatory agencies formalized their intent by issuing proposed policy statements and rules, and by establishing a pilot climate scenario analysis exercise for large banks. We believe that continued focus on environmental and social issues is consistent with our community banking model. We are continually seeking ways to improve our stewardship of the environment through recycling programs, resource conservation, empowered employees, construction evaluation, and more. Our Nominating/Corporate Governance Committee oversees the Company’s efforts in setting and maintaining high standards for corporate social responsibility and reviewing our performance in ESG matters. The Nominating/Corporate Governance Committee’s environmental and social duties include monitoring and assessing developments, trends and issues related to ESG, monitoring risks and overseeing Company solutions related to ESG, overseeing our reporting and disclosures related to ESG, overseeing and reviewing at least annually policies and programs related to ESG, overseeing our human capital management strategy, and evaluating our overall ESG performance and identifying areas for improvement. The Company’s Community and Social Responsibility Report describes our ESG performance and is located on the Company’s website (www.glacierbancorp.com) under the Governance Documents section.

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
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, and adverse economic conditions in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. Deterioration in the national economy as a result of continued inflation, the rising rate environment, and recurring supply chain issues may also have an adverse effect in these markets.Any future deterioration in economic conditions in the markets the Company serves could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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

We anticipate that we might issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share, book value per share, and the percentage ownership of current stockholders. In acquisitions involving the use of cash as consideration, there will be an impact on our capital position.

If goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2022 and 2021; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $985 million in goodwill, representing 35 percent of our stockholders' equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.

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
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. Moreover, federal bank regulators recently highlighted the increased risk associated with commercial real estate loans as a result of the stress COVID-19 created for some industries, and the higher vulnerability of these credits to pressure from the current rising interest rate environment and overall inflationary pressure in the economy. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Bank’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, or an increase in charge-offs, which could have a material adverse impact on our results of operations and financial condition.

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
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which includes OREO) adversely affect our financial condition and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for credit losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Bank’s control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and our directors, which reduces the time they have to focus on profitably growing our business.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings and capital.
The fair value of the Bank’s debt securities could decline as a result of factors including changes in market interest rates, tax reform, credit quality and credit ratings, lack of market liquidity and other economic conditions. For debt securities in an unrealized loss position, the Company may be required to record an allowance for credit losses or write down the security depending on the type of security and the circumstances. Any such impairment charge would have an adverse effect, which could be material, on our results of operations and financial condition, including capital and stockholders’ equity.

While we believe that the terms of our debt securities have been kept relatively short, we are subject to elevated interest rate risk exposure in the current rising rate environment. Further, debt securities present a different type of asset quality risk than the loan portfolio. While we believe a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

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

Interest Rates, Operations and Risk Management

Fluctuating interest rates can adversely affect profitability and stockholders’ equity.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well-established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. While the federal funds target rate remained at or near historical lows as part of the fiscal response to the pandemic, the Federal Reserve increasee the federal funds target rate seven times in 2022 for a total annual increase of 425 basis points. Furthermore, the Federal Reserve has communicated that it anticipates ongoing increases until inflationary pressures subside. Continued increases in interest rates could negatively impact deposit growth, the value of our investments, stockholders’ equity, and the Bank’s profitability.

We may be impacted by the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate.
In July 2017, the United Kingdom Financial Conduct Authority announced that LIBOR may no longer be published after 2021. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted providing that LIBOR-based contracts that lack fallback language specifying practicable replacement “benchmarks” will automatically transition to the applicable reference rates recommended by the Federal Reserve. Subsequently in December 2022, the Federal Reserve issued a Final Rule establishing “benchmark” replacements based on SOFR. However, the ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, expects to continue publishing some LIBOR tenors until June 2023 and may be compelled to continue publishing other tenors under a different methodology after the Financial Conduct Authority (“FCA”) completes a consultation and makes a final determination on the matter (expected in 2023).

Despite the progress made through the LIBOR Act and the Federal Reserve’s Final Rule, it is impossible to predict the effect of any alternatives rates on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements. The replacement of LIBOR with one or more alternative rates may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and derivative financial instruments. When LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under contracts or financial instruments to which we are a party, we may incur significant expenses in effecting the transition.

The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies.

Our business is subject to the risks of earthquakes, floods, fires, and other natural catastrophes.
With Bank branches located in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, our business could be affected by a major natural catastrophe, such as a drought, fire, flood, earthquake, or other natural disaster. The occurrence of any of these events may result in a prolonged interruption of our business, which could have a material adverse effect on our financial condition and operations.

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

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also have a negative impact in the number of cyber security threats the Bank may face. Most recently, increasing inflation, unemployment, and military action in Ukraine have affected the volume of cyber threats. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

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
Our articles of incorporation include certain provisions that could make it more difficult to acquire us by means of a tender offer, a proxy contest, merger or otherwise. These provisions include a requirement that any “Business Combination” (as defined in the articles of incorporation) be approved by at least 80 percent of the voting power of the then outstanding shares, unless it is either approved by our Board or certain price and procedural requirements are satisfied. In addition, the authorization of preferred stock, which is intended primarily as a financing tool and not as a defensive measure against takeovers, may potentially be used by management to make more difficult uninvited attempts to acquire control of us. These provisions may have the effect of lengthening the time required to acquire control of us through a tender offer, proxy contest or otherwise, and may deter any potentially unfriendly offers or other efforts to obtain control of us. This could deprive our stockholders of opportunities to realize a premium for their common stock in the Company, even in circumstances where such action is favored by a majority of our stockholders.

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

The continued economic effects of the COVID-19 pandemic could adversely impact our results of operations and/or the market price of our stock.
The COVID-19 pandemic and related government actions caused significant economic turmoil in the U.S. and around the world, resulting in a slow-down in economic activity, increased unemployment levels, and disruptions in global supply chains and financial markets. Both the direct effects of the pandemic and the resulting U.S. and state level governmental responses were and are of an unprecedented scope. The long-term impact of the government actions in mitigating the health and economic effects of the pandemic cannot be accurately predicted, whether on our business or on the economy as a whole. Despite improvement in the U.S. and global economies after the initial impact of the pandemic, some adverse consequences, including labor shortages, disruptions of the global supply chains, and increased inflation, continue to negatively impact the international, national, and local economic environment. In addition, the Federal government's financial support of the economy and the governments effort's to control the virus and its effects has for the most part ended, and the effects on the national and local economy of ending that support are yet to be determined. The Company believes it continues to be well positioned to mitigate the potential financial impact of the COVID-19 pandemic with a strong liquidity and capital position, and the various measures we have implemented to manage through the pandemic, including efforts to proactively react to, and work with customers to assess customer needs and provide funding, flexible repayment options or modifications as necessary, and increased monitoring of credit quality and portfolio risk for industries determined to have elevated risk characteristics. Nonetheless, any future deterioration in economic conditions in the markets the Bank serves as a consequence of the pandemic, or a failure of the economy to recover from pandemic-related disruptions as quickly as anticipated, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following schedule provides information on the Company’s 221 properties as of December 31, 2022:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	9	61	$114,423
Utah	6	32	60,464
Idaho	7	23	38,241
Colorado	5	21	29,822
Wyoming	4	15	16,100
Arizona	7	9	15,716
Nevada	1	6	10,641
Washington	5	10	4,787
Total	44	177	$290,194

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

The Company’s stock trades on the NYSE under the symbol GBCI. Prior to the fourth quarter of 2021, the Company was traded on the NASDAQ Global Select Market under the same symbol. As of December 31, 2022, there were approximately 1,810 stockholders of record of the Company’s common stock. The closing price per share of common stock on December 31, 2022, was $49.42.

In 2022, the Company declared total regular dividends in cash of $1.32 per share. Future cash dividends will depend on a variety of factors, including earnings, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulatory considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2022.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to stockholders. The graph assumes that the value of the each investment was $100 on December 31, 2017 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Glacier Bancorp, Inc.	100.00	103.07	123.77	128.51	162.50	145.59
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
KBW Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

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
•our ability to negotiate and complete and successfully integrate any future acquisitions;
•costs or difficulties related to the completion and integration of acquisitions;
•the goodwill the Company has recorded in connection with acquisitions could become impaired, which may have an adverse impact on earnings and capital;
•reduced demand for banking products and services, whether as a result of changes in economic conditions, competition, or changes in customer behavior;
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
•consolidation in the financial services industry in the Company’s markets could result in the creation of larger financial institutions with greater resources, changing the competitive landscape;
•dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (the “Bank”) divisions;
•natural disasters, including drought, fires, floods, earthquakes, and other unexpected events;
•the effects from Russia’s ongoing military action in Ukraine, including the broader impacts to financial markets and economic conditions;
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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$26,635,375	$25,940,645	$18,504,206	$13,683,999	$12,115,484	2.7%	17.1%
Debt securities	9,022,359	10,370,013	5,527,650	2,799,863	2,869,578	(13.0)%	25.7%
Loans receivable, net	15,064,529	13,259,366	10,964,453	9,388,320	8,156,310	13.6%	13.1%
Allowance for credit losses	(182,283)	(172,665)	(158,243)	(124,490)	(131,239)	5.6%	6.8%
Goodwill and intangibles	1,026,994	1,037,652	569,522	519,704	338,828	(1.0)%	24.8%
Deposits	20,606,555	21,337,249	14,797,529	10,776,457	9,493,767	(3.4)%	16.8%
Federal Home Loan Bank advances	1,800,000	—	—	38,611	440,175	n/m	32.5%
Securities sold under agreements to repurchase and other borrowed funds	1,023,209	1,064,888	1,037,651	598,644	410,859	(3.9)%	20.0%
Stockholders’ equity	2,843,305	3,177,622	2,307,041	1,960,733	1,515,854	(10.5)%	13.4%
Equity per share	25.67	28.71	24.18	21.25	17.93	(10.6)%	7.4%
Equity as a percentage of total assets	10.7%	12.3%	12.5%	14.3%	12.5%	(12.9)%	(3.1)%
________________________
n/m - not measurable

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018	1-Year	5-Year
Summary Statements of Operations
Interest income	$829,640	$681,074	$627,064	$546,177	$468,996	21.8%	12.1%
Interest expense	41,261	18,558	27,315	42,773	35,531	122.3%	3.0%
Net interest income	788,379	662,516	599,749	503,404	433,465	19.0%	12.7%
Provision for credit losses	19,963	23,076	39,765	57	9,953	(13.5)%	14.9%
Non-interest income	120,732	144,820	172,867	130,774	118,824	(16.6)%	0.3%
Non-interest expense	518,868	434,822	404,811	374,927	320,127	19.3%	10.1%
Income before income taxes	370,280	349,438	328,040	259,194	222,209	6.0%	10.8%
Federal and state income tax expense	67,078	64,681	61,640	48,650	40,331	3.7%	10.7%
Net income	$303,202	$284,757	$266,400	$210,544	$181,878	6.5%	10.8%
Basic earnings per share	$2.74	$2.87	$2.81	$2.39	$2.18	(4.5)%	4.7%
Diluted earnings per share	$2.74	$2.86	$2.81	$2.38	$2.17	(4.2)%	4.8%
Dividends declared per share	$1.32	$1.37	$1.33	$1.31	$1.31	(3.6)%	0.2%

	At or for the Years ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Selected Ratios and Other Data
Return on average assets	1.15%	1.33%	1.62%	1.64%	1.59%
Return on average equity	10.43%	11.08%	12.15%	12.01%	12.56%
Dividend payout ratio	48.18%	47.74%	47.33%	54.81%	60.09%
Average equity to average asset ratio	11.01%	11.99%	13.35%	13.69%	12.67%
Total capital (to risk-weighted assets)	14.02%	14.21%	14.63%	14.95%	14.70%
Tier 1 capital (to risk-weighted assets)	12.34%	12.49%	12.42%	13.76%	13.37%
Common Equity Tier 1 (to risk-weighted assets)	12.34%	12.49%	12.42%	12.58%	12.10%
Tier 1 capital (to average assets)	8.79%	8.64%	9.12%	11.65%	11.35%
Net interest margin on average earning assets (tax-equivalent)	3.27%	3.42%	4.09%	4.39%	4.21%
Efficiency ratio [1]	54.64%	51.35%	49.97%	57.78%	54.73%
Allowance for credit losses as a percent of loans	1.20%	1.29%	1.42%	1.31%	1.58%
Allowance for credit losses as a percent of nonperforming loans	557%	255%	470%	385%	266%
Non-performing assets as a percentage of subsidiary assets	0.12%	0.26%	0.19%	0.27%	0.47%
Non-performing assets	$32,742	67,691	35,433	37,437	56,750
Loans originated and acquired	$8,039,623	8,551,419	7,934,881	4,607,536	4,301,678
Number of full time equivalent employees	3,390	3,436	2,970	2,826	2,623
Number of locations	221	224	193	181	167
______________________________
1 Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2022 COMPARED TO DECEMBER 31, 2021

Highlights and Overview

The Company ended the year at $26.635 billion in assets, which was a $695 million, or 3 percent, increase over the prior year and was driven by the increase in the loan portfolio that more than offset the decreases in the debt securities. Loan growth, excluding PPP loans, was $1.974 billion, or 15 percent, during 2022 with increases in all loan categories. The Company experienced core deposit growth during the first three quarters of 2022 with a decrease during the fourth quarter of 2022 as a result of an outflow of excess higher balance deposits previously received during COVID-19. Total core deposits of $20.575 billion, decreased $737 million, or 3 percent, over the prior year end. Non-interest bearing deposits were 37 percent of total core deposits at year end 2022 and 2021.

Stockholders’ equity decreased $334 million, or $3.04 per share, which was a direct result of the increase in unrealized loss on AFS debt securities which was driven by the increased interest rates during 2022. Outside of the unrealized loss component, earnings retention contributed $161.8 million to increased tangible stockholders’ equity. The Company increased its total regular quarterly dividends declared from $1.27 per share during 2021 to $1.32 per share in 2022.

The Company had record net income for the year of $303 million, which was an increase of $18.4 million, or 6 percent, over the prior year net income of $285 million. Diluted earnings per share for the year was $2.74, a decrease of 4 percent, from the 2021 diluted earnings per share of $2.86 which was impacted by the shares issued from the acquisition of Alta. The improvement in net income for 2022 was due to the Alta acquisition in late 2021, organic loan growth, and controlled operating expenses. This record net income was achieved even with the $43.0 million decrease in gain on sale of loans, the continuing pressure from the inflationary environment, increasing business costs, and historic rate increases during 2022. The Company's net interest margin for 2022 was 3.27 percent, a 15 basis points decrease from the net interest margin of 3.42 percent from 2021, which was primarily driven by the volatile interest rate environment and the increase in higher rate borrowings to fund earning assets.

Looking forward, the Company’s future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, increasing competition for deposits and loans, loan quality and growth, the impact and successful integration of acquisitions, and managing regulatory requirements.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2022	December 31, 2021
Operating results
Net income	$303,202	284,757
Basic earnings per share	$2.74	2.87
Diluted earnings per share	$2.74	2.86
Dividends declared per share	$1.32	1.37
Market value per share
Closing	$49.42	56.70
High	$60.69	67.35
Low	$44.43	44.55
Selected ratios and other data
Number of common stock shares outstanding	110,777,780	110,687,533
Average outstanding shares - basic	110,757,473	99,313,255
Average outstanding shares - diluted	110,827,933	99,398,250
Return on average assets	1.15%	1.33%
Return on average equity	10.43%	11.08%
Efficiency ratio	54.64%	51.35%
Dividend payout ratio	48.18%	47.74%
Loan to deposit ratio	74.05%	63.24%
Number of full time equivalent employees	3,390	3,436
Number of locations	221	224
Number of ATMs	265	273

Recent Acquisitions
The Company completed the following acquisition during the last two years:
•Altabancorp and its wholly-owned subsidiary, Altabank

The business combination was accounted for using the acquisition method with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information regarding acquisitions, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” The following table discloses the fair value of selected classifications of assets and liabilities acquired:

(Dollars in thousands)	Alta October 1, 2021
Total assets	$4,131,662
Cash and cash equivalents	1,622,727
Debt securities	6,658
Loans receivable	1,902,321
Non-interest bearing deposits	1,201,464
Interest bearing deposits	2,072,355

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Cash and cash equivalents	$401,995	$437,686	$(35,691)	(8%)
Debt securities, available-for-sale	5,307,307	9,170,849	(3,863,542)	(42%)
Debt securities, held-to-maturity	3,715,052	1,199,164	2,515,888	210%
Total debt securities	9,022,359	10,370,013	(1,347,654)	(13%)
Loans receivable
Residential real estate	1,446,008	1,051,883	394,125	37%
Commercial real estate	9,797,047	8,630,831	1,166,216	14%
Other commercial	2,799,668	2,664,190	135,478	5%
Home equity	822,232	736,288	85,944	12%
Other consumer	381,857	348,839	33,018	9%
Loans receivable	15,246,812	13,432,031	1,814,781	14%
Allowance for credit losses	(182,283)	(172,665)	(9,618)	6%
Loans receivable, net	15,064,529	13,259,366	1,805,163	14%
Other assets	2,146,492	1,873,580	272,912	15%
Total assets	$26,635,375	$25,940,645	$694,730	3%

Total debt securities of $9.022 billion at December 31, 2022 decreased $1.348 billion, or 13 percent, from the prior year end. The Company continues to selectively sell debt securities to fund organic loan growth and the reduction in deposits. Debt securities represented 34 percent of total assets at December 31, 2022 compared to 40 percent at December 31, 2021.

Excluding the PPP loans, the loan portfolio increased $1.974 billion, or 15 percent, from the prior year with the largest dollar increase in commercial real estate loans which increased $1.166 billion, or 14 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Deposits
Non-interest bearing deposits	$7,690,751	$7,779,288	$(88,537)	(1%)
NOW and DDA accounts	5,330,614	5,301,832	28,782	1%
Savings accounts	3,200,321	3,180,046	20,275	1%
Money market deposit accounts	3,472,281	4,014,128	(541,847)	(13%)
Certificate accounts	880,589	1,036,077	(155,488)	(15%)
Core deposits, total	20,574,556	21,311,371	(736,815)	(3%)
Wholesale deposits	31,999	25,878	6,121	24%
Deposits, total	20,606,555	21,337,249	(730,694)	(3%)
Securities sold under agreements to repurchase	945,916	1,020,794	(74,878)	(7%)
Federal Home Loan Bank advances	1,800,000	—	1,800,000	n/m
Other borrowed funds	77,293	44,094	33,199	75%
Subordinated debentures	132,782	132,620	162	—%
Other liabilities	229,524	228,266	1,258	1%
Total liabilities	$23,792,070	$22,763,023	$1,029,047	5%
________________________
n/m - not measurable

Core deposits of $20.575 billion decreased $737 million, or 3 percent, from the prior year end. Non-interest bearing deposits were 37 percent of total core deposits at December 31, 2022 and December 31, 2021.

Federal Home Loan Bank (“FHLB”) advances increased $1.800 billion during 2022 to support liquidity needs from organic loan growth and the decrease in deposits.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2022	December 31, 2021	$ Change	% Change
Common equity	$3,312,097	$3,150,263	$161,834	5%
Accumulated other comprehensive (loss) income	(468,792)	27,359	(496,151)	(1,813%)
Total stockholders’ equity	2,843,305	3,177,622	(334,317)	(11%)
Goodwill and core deposit intangible, net	(1,026,994)	(1,037,652)	10,658	(1%)
Tangible stockholders’ equity	$1,816,311	$2,139,970	$(323,659)	(15%)
Stockholders’ equity to total assets	10.67%	12.25%		(13%)
Tangible stockholders’ equity to total tangible assets	7.09%	8.59%		(17%)
Book value per common share	$25.67	$28.71	$(3.04)	(11%)
Tangible book value per common share	$16.40	$19.33	$(2.93)	(15%)

Tangible stockholders’ equity decreased by $324 million from the prior year as a result of an increase in unrealized loss on the AFS debt securities which resulted from the significant increase in interest rates during the current year. Tangible book value per common share of $16.40 at the current year end decreased $2.93 per share, or 15 percent, from the prior year primarily as a result of the increase in the unrealized loss on AFS debt securities.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Income Summary
The following table summarizes income for the time periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2022	December 31, 2021
Net interest income
Interest income	$829,640	$681,074	$148,566	22%
Interest expense	41,261	18,558	22,703	122%
Total net interest income	788,379	662,516	125,863	19%
Non-interest income
Service charges and other fees	72,124	59,317	12,807	22%
Miscellaneous loan fees and charges	15,350	12,038	3,312	28%
Gain on sale of loans	20,032	63,063	(43,031)	(68%)
Gain (loss) on sale of investments	620	(638)	1,258	(197%)
Other income	12,606	11,040	1,566	14%
Total non-interest income	120,732	144,820	(24,088)	(17%)
Total income	$909,111	$807,336	$101,775	13%
Net interest margin (tax-equivalent)	3.27%	3.42%

Net Interest Income
Net-interest income of $788 million for 2022 increased $126 million, or 19 percent, over 2021. Interest income of $830 million for the current year increased $149 million, or 22 percent, from the prior year and was primarily attributable to the acquisition of Alta and organic loan growth.

Interest expense of $41.3 million for 2022 increased $22.7 million, or 122 percent over the prior year and was the result of increased borrowings and higher interest rates. Core deposit cost (including non-interest bearing deposits) was 7 basis points for both 2022 and 2021. The total funding cost (including non-interest bearing deposits) for 2022 was 18 basis points, which increased 8 basis points compared to 10 basis points in 2021 driven by the increased borrowing rates and loan balances.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during 2022 was 3.27 percent, a 15 basis points decrease from the net interest margin of 3.42 percent for the same period in the prior year. The core net interest margin, excluding discount accretion, the impact from non-accrual interest and the impact from the PPP loans, was 3.20 percent which was a 4 basis point decrease from the core margin of 3.24 percent in the prior year.

Non-interest Income
Non-interest income of $120.7 million for 2022 decreased $24.1 million, or 17 percent, over the same period last year and was principally due to the $43.0 million, or 68 percent, decrease in gain on sale of residential loans. Service charges and other fees of $72.1 million for 2022 increased $12.8 million, or 22 percent, from the prior year as a result of additional fees from increased customer accounts, transaction activity and the acquisition of Alta. Miscellaneous loan fees and charges increased $3.3 million, or 28 percent, primarily driven by increases in credit card interchange fees due to increased activity and the acquisition of Alta.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2022	December 31, 2021
Compensation and employee benefits	$319,303	$270,644	$48,659	18%
Occupancy and equipment	43,261	39,394	3,867	10%
Advertising and promotions	14,324	11,949	2,375	20%
Data processing	30,823	23,470	7,353	31%
Other real estate owned and foreclosed assets	77	236	(159)	(67%)
Regulatory assessments and insurance	12,904	8,249	4,655	56%
Core deposit intangibles amortization	10,658	10,271	387	4%
Other expenses	87,518	70,609	16,909	24%
Total non-interest expense	$518,868	$434,822	$84,046	19%

Total non-interest expense of $519 million for 2022 increased $84.0 million, or 19 percent, over the prior year and was primarily driven by the increased costs from the acquisition of Alta. Total estimated non-interest expense for the Altabank division in 2022 was $75.5 million, an increase of $56.7 million over prior year non-interest expense of $18.9 million as a result of the acquisition occurring in the fourth quarter of 2021. Excluding the increase from the Altabank division, compensation and employee benefits increased $22.0 million, or 8 percent, over the prior year which was driven by annual salary increases and a reduction in deferred compensation from loan originations which more than offset the decrease in commission expense resulting from the slowing of mortgage loan sales. Data processing expense of $30.8 million for 2022, increased $7.4 million, or 31 percent, and was driven by increases from the Altabank division and expenses associated with technology infrastructure improvements. Other expenses of $87.5 million for 2022 increased $16.9 million, or 24 percent, from the prior year which was driven by increased costs from the Altabank division, general operating cost increases, and increased fees to outside services associated with technology infrastructure improvements. Acquisition-related expenses were $10.0 million in the current year compared to $9.8 million in the prior year.

Provision for Credit Losses
The following table summarizes the provision for credit losses on the loan portfolio, net charge-offs and select ratios relating to the provision for credit losses on loans for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	ACL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2022	$6,060	$1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%
First quarter 2021	489	2,286	1.39%	0.40%	0.19%

The provision for credit loss expense was $19.9 million for 2022, including provision for credit loss expense of $17.4 million on the loan portfolio and credit loss expense of $2.5 million on unfunded loan commitments. The prior year credit loss expense of $16.4 million on the loan portfolio included $18.1 million of provision for credit loss from the acquisition of Alta to fully fund an allowance for credit losses post-acquisition.

Excluding the impact from the acquisition of Alta, the provision for credit loss expense of $17.4 million on the loan portfolio in the current year increased $19.1 million over the prior year which was primarily attributable to organic loan growth during the current year. Net charge-offs during the current year were $7.8 million compared to $2.3 million during the prior year.

Efficiency Ratio
The efficiency ratio was 54.64 percent for 2022 compared to 51.35 percent for last year. Excluding the impact from the PPP loans and acquisition related expenses, the efficiency ratio was 53.88 percent in 2022 compared to 53.07 percent in 2021.

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

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$444,727	5%	$1,346,749	13%
U.S. government sponsored enterprises	287,364	3%	240,693	2%
State and local governments	132,993	1%	488,858	5%
Corporate bonds	26,109	1%	180,752	2%
Residential mortgage-backed securities	3,267,341	36%	5,699,659	55%
Commercial mortgage-backed securities	1,148,773	13%	1,214,138	12%
Total available-for-sale	5,307,307	59%	9,170,849	89%
Held-to-maturity
U.S. government and federal agency	846,046	9%	—	—%
State and local governments	1,682,640	19%	1,199,164	11%
Residential mortgage-backed securities	1,186,366	13%	—	—%
Total held-to-maturity	3,715,052	41%	1,199,164	11%
Total debt securities	$9,022,359	100%	$10,370,013	100%

The Company’s debt securities are primarily comprised of state and local government securities and mortgage-backed securities. In 2022, the Company’s debt securities were primarily comprised of U.S. government and federal agency and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory income tax rate of 21 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Mortgage-backed securities largely consists of short, weighted-average life U.S. agency guaranteed residential and commercial mortgage pass-through securities and to a lesser extent, short, weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$456,074	395,371	422,413	432,651
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,291,020	1,102,120	1,138,804	1,172,765
S&P: A+, A, A- / Moody’s: A1, A2, A3	58,045	56,865	84,934	89,715
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	—	—	92	96
Not rated by either entity	14,534	14,089	14,335	14,514
Total	$1,819,673	1,568,445	1,660,578	1,709,741

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$421,698	389,762	606,873	637,431
General obligation - limited	186,401	162,096	108,487	113,320
Revenue	1,171,971	981,486	929,166	941,894
Certificate of participation	36,864	32,464	12,316	13,254
Other	2,739	2,637	3,736	3,842
Total	$1,819,673	1,568,445	1,660,578	1,709,741

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$382,529	324,651	260,471	264,776
California	117,284	102,804	151,137	160,023
Texas	128,590	113,444	157,917	161,706
Michigan	89,372	82,649	134,903	139,704
Washington	103,106	92,411	115,834	119,806
All other states	998,792	852,486	840,316	863,726
Total	$1,819,673	1,568,445	1,660,578	1,709,741

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2022. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$—	—%	$428,119	1.07%	$5,171	3.61%	$11,437	4.04%	$—	—%	$444,727	1.17%
U.S. government sponsored enterprises	—	—%	287,364	1.29%	—	—%	—	—%	—	—%	287,364	1.29%
State and local governments	2,193	1.98%	41,708	1.88%	44,263	2.80%	44,829	2.80%	—	—%	132,993	2.50%
Corporate bonds	—	—%	21,506	3.61%	3,641	4.00%	962	0.46%	—	—%	26,109	3.55%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,267,341	1.20%	3,267,341	1.20%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,148,773	2.56%	1,148,773	2.56%
Total available-for-sale	2,193	1.98%	778,697	1.26%	53,075	2.97%	57,228	3.01%	4,416,114	1.54%	5,307,307	1.53%
Held-to-maturity
U.S. government and federal agency	—	—%	620,842	1.15%	225,204	1.25%	—	—%	—	—%	846,046	1.18%
State and local governments	2,845	2.47%	37,604	2.44%	184,005	3.12%	1,458,186	2.94%	—	—%	1,682,640	2.95%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,186,366	0.93%	1,186,366	0.93%
Total held-to-maturity	2,845	2.47%	658,446	3.59%	409,209	4.37%	1,458,186	2.94%	1,186,366	0.93%	3,715,052	1.90%
Total debt securities	$5,038	2.25%	$1,437,143	1.24%	$462,284	2.20%	$1,515,414	2.94%	$5,602,480	1.42%	$9,022,359	1.67%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2022, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at December 31, 2022.

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

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate	$1,446,008	9%	$1,051,883	8%
Commercial real estate	9,797,047	65%	8,630,831	65%
Other commercial	2,799,668	19%	2,664,190	20%
Home equity	822,232	5%	736,288	6%
Other consumer	381,857	3%	348,839	2%
Loans receivable	15,246,812	101%	13,432,031	101%
ACL	(182,283)	(1%)	(172,665)	(1%)
Loans receivable, net	$15,064,529	100%	$13,259,366	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2022 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$150,454	2,802,966	441,659	3,395,079
After one through five years	452,887	4,294,961	380,424	5,128,272
After five through fifteen years	228,467	373,167	1,568	603,202
Thereafter	—	—	—	—
Fixed rate maturing
In one year or less	160,626	1,406,655	124,241	1,691,522
After one through five years	177,499	2,545,487	206,911	2,929,897
After five through fifteen years	270,253	1,071,576	5,626	1,347,455
Thereafter	5,822	101,903	43,660	151,385
Total	$1,446,008	12,596,715	1,204,089	15,246,812

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

The Company had $554 million and $374 million of loans with remaining interest reserves of $27.7 million and $17.6 million as of December 31, 2022 and 2021, respectively. During 2022 and 2021, the Company extended, renewed or restructured 5 loans and 3 loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $16.2 million and $3.7 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had no construction loans with interest reserves that are currently non-performing or which are potential problem loans.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Other real estate owned and foreclosed assets	$32	18	1,744
Accruing loans 90 days or more past due	1,559	17,141	1,725
Non-accrual loans	31,151	50,532	31,964
Total non-performing assets	$32,742	67,691	35,433
Non-performing assets as a percentage of subsidiary assets	0.12%	0.26%	0.19%
ACL as a percentage of non-performing loans	557%	255%	470%
Accruing loans 30-89 days past due	$20,967	50,566	22,721
Accruing troubled debt restructurings	$35,220	34,591	42,003
Non-accrual troubled debt restructurings	$2,355	2,627	3,507
U.S. government guarantees included in non-performing assets	$2,312	4,028	3,011
Interest income [1]	$1,450	2,422	1,545
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $32.7 million at December 31, 2022 decreased $34.9 million, or 52 percent, over prior year end. Non-performing assets as a percentage of subsidiary assets at December 31, 2022 was 0.12 percent compared to 0.26 percent in the prior year end.

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

Restructured Loans
A restructured loan is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each restructured debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of the multiple loan strategy when restructuring loans regardless of whether or not the loans are designated as TDRs. The Company had TDR loans of $37.6 million and $37.2 million at December 31, 2022 and 2021, respectively.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2022 was $1.3 million. The fair value of the loan collateral acquired in foreclosure during 2022 was $0.9 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of period	$18	1,744
Additions	907	1,482
Write-downs	—	(120)
Sales	(893)	(3,088)
Balance at end of period	$32	18
Allowance for Credit Losses - Loans Receivable

The following table summarizes the allocation of the ACL as of the dates indicated:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category
Residential real estate	$19,683	10%	$16,458	8%
Commercial real estate	125,816	65%	117,901	64%
Other commercial	21,454	18%	24,703	20%
Home equity	10,759	5%	8,566	5%
Other consumer	4,571	2%	5,037	3%
Total	$182,283	100%	$172,665	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2022	% of Average Loans	December 31, 2021	% of Average Loans	December 31, 2020	% of Average Loans
Balance at beginning of period	$172,665		158,243		124,490
Impact of adopting CECL	—		—		3,720
Acquisitions	—		371		49
Provision for credit losses	17,433		16,380		37,637
Net (charge-offs) recoveries
Residential real estate	63	—%	337	0.04%	40	—%
Commercial real estate	684	0.01%	1,597	0.02%	(2,403)	(0.04)%
Other commercial	(2,545)	(0.10)%	(1,048)	(0.04)%	(3,049)	(0.10)%
Home equity	250	0.03%	198	0.03%	(128)	(0.02)%
Other consumer	(6,267)	(1.70)%	(3,413)	(1.03)%	(2,113)	(0.69)%
Net Charge-offs	(7,815)	(0.05)%	(2,329)	(0.02)%	(7,653)	(0.07)%
Balance at end of period	$182,283		$172,665		$158,243
ACL as a percentage of total loans	1.20%		1.29%		1.42%
Non-accrual loans as a percentage of total loans	0.20%		0.38%		0.29%
ACL as a percentage of non-accrual loans	585.16%		341.69%		495.07%

The ACL as a percentage of total loans outstanding at December 31 2022 was 1.20 percent which was a 9 basis points decrease from the prior year end. The Company’s ACL of $182 million is considered by management to be adequate to absorb the estimated credit losses from any segment of its loan portfolio based upon managements’ best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, the Company’s estimate of current expected credit losses could also change, which could affect the level of future provision of credit losses related to loans. For the periods ended December 31, 2022 and 2021, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2022, provision for credit losses exceeded the charge-offs, net of recoveries, by $9.6 million. During the same period in 2021, the charge-offs, net of recoveries, exceeded provision for credit losses by $14.1 million.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 221 locations, including 187 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Custom and owner occupied construction	$298,461	$263,758	$34,703	13%
Pre-sold and spec construction	297,895	257,568	40,327	16%
Total residential construction	596,356	521,326	75,030	14%
Land development	219,842	185,200	34,642	19%
Consumer land or lots	206,604	173,305	33,299	19%
Unimproved land	104,662	81,064	23,598	29%
Developed lots for operative builders	60,987	41,840	19,147	46%
Commercial lots	93,952	99,418	(5,466)	(5%)
Other construction	938,406	762,970	175,436	23%
Total land, lot, and other construction	1,624,453	1,343,797	280,656	21%
Owner occupied	2,833,469	2,645,841	187,628	7%
Non-owner occupied	3,531,673	3,056,658	475,015	16%
Total commercial real estate	6,365,142	5,702,499	662,643	12%
Commercial and industrial	1,377,888	1,463,022	(85,134)	(6%)
Agriculture	735,553	751,185	(15,632)	(2%)
1st lien	1,808,502	1,393,267	415,235	30%
Junior lien	40,445	34,830	5,615	16%
Total 1-4 family	1,848,947	1,428,097	420,850	29%
Multifamily residential	622,185	545,001	77,184	14%
Home equity lines of credit	872,899	761,990	110,909	15%
Other consumer	220,035	207,513	12,522	6%
Total consumer	1,092,934	969,503	123,431	13%
States and political subdivisions	797,656	615,251	182,405	30%
Other	198,012	153,147	44,865	29%
Total loans receivable, including loans held for sale	15,259,126	13,492,828	1,766,298	13%
Less loans held for sale [1]	(12,314)	(60,797)	48,483	(80%)
Total loans receivable	$15,246,812	$13,432,031	$1,814,781	14%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2022	December 31, 2022
Custom and owner occupied construction	$224	237	224	—	—
Pre-sold and spec construction	389	—	389	—	—
Total residential construction	613	237	613	—	—
Land development	138	250	138	—	—
Consumer land or lots	278	309	145	133	—
Unimproved land	78	124	78	—	—
Developed lots for operative builders	251	—	251	—	—
Other construction	12,884	12,884	12,884	—	—
Total land, lot and other construction	13,629	13,567	13,496	133	—
Owner occupied	2,076	3,918	1,763	313	—
Non-owner occupied	805	6,063	805	—	—
Total commercial real estate	2,881	9,981	2,568	313	—
Commercial and industrial	3,326	3,066	2,760	542	24
Agriculture	2,574	29,151	2,574	—	—
1st lien	2,678	2,870	2,444	234	—
Junior lien	166	136	159	7	—
Total 1-4 family	2,844	3,006	2,603	241	—
Multifamily residential	4,535	6,548	4,535	—	—
Home equity lines of credit	1,393	1,563	1,255	138	—
Other consumer	911	460	747	156	8
Total consumer	2,304	2,023	2,002	294	8
Other	36	112	—	36	—
Total	$32,742	67,691	31,151	1,559	32

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Custom and owner occupied construction	$1,082	$1,243	$(161)	(13%)
Pre-sold and spec construction	1,712	443	1,269	286%
Total residential construction	2,794	1,686	1,108	66%
Consumer land or lots	442	149	293	197%
Unimproved land	120	305	(185)	(61%)
Developed lots for operative builders	958	—	958	n/m
Commercial lots	47	—	47	n/m
Other construction	209	30,788	(30,579)	(99%)
Total land, lot and other construction	1,776	31,242	(29,466)	(94%)
Owner occupied	3,478	1,739	1,739	100%
Non-owner occupied	496	1,558	(1,062)	(68%)
Total commercial real estate	3,974	3,297	677	21%
Commercial and industrial	3,439	4,732	(1,293)	(27%)
Agriculture	1,367	459	908	198%
1st lien	2,174	2,197	(23)	(1%)
Junior lien	190	87	103	118%
Total 1-4 family	2,364	2,284	80	4%
Multifamily residential	492	—	492	n/m
Home equity lines of credit	1,182	1,994	(812)	(41%)
Other consumer	1,824	1,681	143	9%
Total consumer	3,006	3,675	(669)	(18%)
States and political subdivisions	28	1,733	(1,705)	(98%)
Other	1,727	1,458	269	18%
Total	$20,967	$50,566	$(29,599)	(59%)
_________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2022
Custom and owner occupied construction	$17	—	17	—
Pre-sold and spec construction	(15)	(15)	—	15
Total residential construction	2	(15)	17	15
Land development	(34)	(233)	—	34
Consumer land or lots	(46)	(165)	—	46
Unimproved land	—	(241)	—	—
Total land, lot and other construction	(80)	(639)	—	80
Owner occupied	555	(423)	1,968	1,413
Non-owner occupied	(242)	(357)	—	242
Total commercial real estate	313	(780)	1,968	1,655
Commercial and industrial	(70)	41	1,659	1,729
Agriculture	(7)	(20)	—	7
1st lien	(109)	(331)	—	109
Junior lien	(302)	(650)	6	308
Total 1-4 family	(411)	(981)	6	417
Multifamily residential	136	(40)	203	67
Home equity lines of credit	(91)	(621)	85	176
Other consumer	451	236	658	207
Total consumer	360	(385)	743	383
Other	7,572	5,148	10,374	2,802
Total	$7,815	2,329	14,970	7,155

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

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,690,751	37%	$7,779,288	36%
NOW and DDA accounts	5,330,614	26%	5,301,832	25%
Savings accounts	3,200,321	16%	3,180,046	15%
Money market deposit accounts	3,472,281	17%	4,014,128	19%
Certificate accounts	880,589	4%	1,036,077	5%
Wholesale deposits	31,999	—%	25,878	—%
Total interest bearing deposits	12,915,804	63%	13,557,961	64%
Total deposits	$20,606,555	100%	$21,337,249	100%

Total estimated uninsured deposits were $6,225,443,000 and $6,907,608,000 at December 31, 2022 and December 31, 2021, respectively. The following table summarizes the estimated amounts outstanding at December 31, 2022 for uninsured time deposits according to the time remaining to maturity.

(Dollars in thousands)	Certificates of Deposit
Within three months	$37,805
Three months to six months	34,421
Seven months to twelve months	61,178
Over twelve months	77,119
Total	$210,523

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

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Bank’s Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank (“FRB”) as well as a line of credit with a large national banking institution. FHLB advances and certain other short-term borrowings may be renewed as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds and other risks.

The following table provides information relating to significant short-term borrowings, which consists of borrowings that mature within one year of period end:

	At or for the Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Repurchase agreements
Amount outstanding at end of period	$945,916	1,020,794
Weighted interest rate on outstanding amount	1.20%	0.19%
Maximum outstanding at any month end	$985,774	1,040,939
Average balance	$920,955	994,968
Weighted-average interest rate	0.35%	0.23%
FHLB advances
Amount outstanding at end of period	$1,800,000	—
Weighted interest rate on outstanding amount	4.54%	—%
Maximum outstanding at any month end	$1,800,000	—
Average balance	$584,562	—
Weighted-average interest rate	2.92%	—%

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at December 31, 2022. The subordinated debentures outstanding as of December 31, 2022 were $133 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021
FHLB advances
Borrowing capacity	$4,358,079	2,995,622
Amount utilized	(1,800,000)	—
Letters of credit	(2,075)	(1,631)
Amount available	$2,556,004	2,993,991
FRB discount window
Borrowing capacity	$1,680,117	1,450,908
Amount utilized	—	—
Amount available	$1,680,117	1,450,908
Unsecured lines of credit available	$805,000	635,000
Unencumbered debt securities
U.S. government and federal agency	$811,311	1,346,749
U.S. government sponsored enterprises	286,480	240,693
State and local governments	1,513,164	796,323
Corporate bonds	26,109	180,752
Residential mortgage-backed securities	2,646,766	4,094,713
Commercial mortgage-backed securities	970,300	1,023,131
Total unencumbered debt securities [1]	$6,254,130	7,682,361
____________________________
1 Total unencumbered debt securities at December 31, 2022, included $3.1 billion classified as AFS and $3.1 billion classified as HTM. Total unencumbered debt securities at December 31, 2021, included $7.0 billion classified as AFS, and $682 million classified as HTM.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of December 31, 2022 and determined its ACL of $25.3 million was adequate to absorb the estimated credit losses. Such ACL is included in other liabilities.

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

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,777,780 have been issued as of December 31, 2022. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2022. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2022, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2022:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.58%	12.60%	12.60%	8.97%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company added back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of Common Tier 1 capital evenly over the three-year period.

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

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 6.00 percent in Idaho, 4.85 percent in Utah, 4.55 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

Income tax expense for the years ended December 31, 2022 and 2021 was $67.1 million and $64.7 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2022 and 2021 was 18.1 percent and 18.5 percent, respectively. The current and prior year’s low effective income tax rates were due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $80.1 million and $69.2 million for the years ended December 31, 2022 and 2021, respectively. Benefits from federal income tax credits were $15.4 million and $12.3 million for the years ended December 31, 2022 and 2021, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $15.3 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2023	$7,408	16,683	642	24,733
2024	5,812	20,977	602	27,391
2025	4,332	21,779	451	26,562
2026	3,612	21,795	219	25,626
2027	3,612	19,853	42	23,507
Thereafter	1,596	77,571	190	79,357
	$26,372	178,658	2,146	207,176

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

	Years ended
	December 31, 2022			December 31, 2021			December 31, 2020
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,284,029	$57,243	4.46%	$910,300	$43,300	4.76%	$1,006,001	$46,392	4.61%
Commercial loans [1]	11,902,971	555,244	4.66%	9,900,056	476,678	4.81%	9,057,210	441,762	4.88%
Consumer and other loans	1,131,000	54,393	4.81%	993,082	44,614	4.49%	948,379	44,559	4.70%
Total loans [2]	14,318,000	666,880	4.66%	11,803,438	564,592	4.78%	11,011,590	532,713	4.84%
Tax-exempt investment securities [3]	1,916,731	70,438	3.67%	1,584,313	59,713	3.77%	1,306,640	52,201	4.00%
Taxable investment securities [4]	8,546,792	113,952	1.33%	6,512,202	75,553	1.16%	2,746,855	59,027	2.15%
Total earning assets	24,781,523	851,270	3.44%	19,899,953	699,858	3.52%	15,065,085	643,941	4.27%
Goodwill and intangibles	1,032,263			683,000			564,603
Non-earning assets	603,401			850,742			784,075
Total assets	$26,417,187			$21,433,695			$16,413,763
Liabilities
Non-interest bearing deposits	$8,005,821	$—	—%	$6,544,843	$—	—%	$4,772,386	$—	—%
NOW and DDA accounts	5,387,277	3,439	0.06%	4,325,071	2,737	0.06%	3,094,675	2,849	0.09%
Savings accounts	3,270,799	1,191	0.04%	2,493,174	771	0.03%	1,737,272	742	0.04%
Money market deposit accounts	3,926,737	6,401	0.16%	3,144,507	3,914	0.12%	2,356,508	5,077	0.22%
Certificate accounts	955,829	3,249	0.34%	976,894	4,643	0.48%	986,126	8,568	0.87%
Wholesale deposits [5]	11,862	246	2.07%	31,103	70	0.22%	78,283	384	0.49%
Repurchase agreements	920,955	3,200	0.35%	994,968	2,302	0.23%	783,101	3,601	0.94%
FHLB advances	584,562	17,317	2.92%	—	—	—%	79,277	733	0.91%
Subordinated debentures and other borrowed funds	196,139	6,218	3.17%	166,386	4,121	2.48%	172,104	5,361	3.11%
Total interest bearing liabilities	23,259,981	41,261	0.18%	18,676,946	18,558	0.10%	14,059,732	27,315	0.19%
Other liabilities	249,832			186,068			162,079
Total liabilities	23,509,813			18,863,014			14,221,811
Stockholders’ Equity
Common stock	1,107			993			949
Paid-in capital	2,340,952			1,708,271			1,474,359
Retained earnings	897,587			772,300			604,796
Accumulated other comprehensive income (loss)	(332,272)			89,117			111,848
Total stockholders’ equity	2,907,374			2,570,681			2,191,952
Total liabilities and stockholders’ equity	$26,417,187			$21,433,695			$16,413,763
Net interest income (tax-equivalent)		$810,009			$681,300			$616,626
Net interest spread (tax-equivalent)			3.26%			3.42%			4.08%
Net interest margin (tax-equivalent)			3.27%			3.42%			4.09%
______________________________
1Includes tax effect of $6.3 million, $5.6 million and $5.3 million on tax-exempt municipal loan and lease income for the years ended December 31, 2022, 2021 and 2020, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $14.5 million, $12.2 million and $10.5 million on tax-exempt debt securities income for the years ended December 31, 2022, 2021 and 2020, respectively.
4Includes tax effect of $901 thousand, $1.0 million and $1.1 million on federal income tax credits for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	Year ended December 31,			Year ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$17,777	(3,834)	13,943	(4,413)	1,321	(3,092)
Commercial loans (tax-equivalent)	96,438	(17,873)	78,565	39,791	(4,874)	34,917
Consumer and other loans	6,196	3,583	9,779	1,972	(1,917)	55
Investment securities (tax-equivalent)	39,545	9,578	49,123	110,940	(86,900)	24,040
Total interest income	159,956	(8,546)	151,410	148,290	(92,370)	55,920
Interest expense
NOW and DDA accounts	672	29	701	1,122	(1,233)	(111)
Savings accounts	240	180	420	319	(290)	29
Money market deposit accounts	974	1,514	2,488	1,679	(2,843)	(1,164)
Certificate accounts	(100)	(1,295)	(1,395)	(103)	(3,821)	(3,924)
Wholesale deposits	(43)	220	177	(232)	(83)	(315)
Repurchase agreements	(171)	1,068	897	962	(2,260)	(1,298)
FHLB advances	—	17,317	17,317	(733)	—	(733)
Subordinated debentures and other borrowed funds	737	1,361	2,098	(193)	(1,048)	(1,241)
Total interest expense	2,309	20,394	22,703	2,821	(11,578)	(8,757)
Net interest income (tax-equivalent)	$157,647	(28,940)	128,707	145,469	(80,792)	64,677

Net interest income (tax-equivalent) increased $128.7 million for the year ended December 31, 2022 compared to the same period in 2021. The interest income for 2022 increased over the same period last year primarily from the acquisition of Alta, increased volume in commercial loans and investment securities.

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

Goodwill
The Company is required to assess goodwill for impairment on an annual basis, or more frequently if determined necessary. Goodwill of a reporting unit is tested for impairment if an event is more-likely-than-not to reduce the fair value of a reporting unit below its carrying amount. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. The estimate is considered to have a low amount of uncertainty unless there is an event that significantly lowers the goodwill fair value estimate. Examples of events and circumstances include: significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, a more likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and the testing for recoverability of a significant asset group within a reporting unit. There were no changes to the Company’s assessment or reported amounts during 2022. For information on goodwill, see Notes 1 and 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Impact of Recently Issued Accounting Standards
There was no Authoritative accounting guidance that had a material impact on the Company that became effective during 2022 or 2021. Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2022 includes amendments to:

•FASB ASC Topic 326, Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures
•FASB ASC Topic 848, Reference Rate Reform

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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2022. The Company’s NII sensitivity remained within policy limits at December 31, 2022.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-100 bps Rate shock	(0.31%)	(2.07%)
+100 bps Rate shock	0.08%	1.65%
+200 bps Rate shock	(2.00%)	1.31%
+200 bps Rate ramp	(1.02%)	0.79%
+300 bps Rate shock	(7.19%)	(2.09%)
+400 bps Rate shock	(12.39%)	(5.54%)
+400 bps Rate ramp	(1.06%)	(0.61%)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $15.25 billion as of December 31, 2022, and the allowance for credit losses on loans was $182.3 million. The Company’s unfunded loan commitments totaled $4.4 billion, with an allowance for credit losses of $25.2 million. Together these amounts represent the allowance for credit losses (“ACL”). As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements:

•For loans receivable, the ACL is a contra-asset valuation account, calculated in accordance with Topic 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected
•For unfunded loan commitments, the ACL is a liability account calculated in accordance with Topic 326, reported as a component of other liabilities

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

The primary procedures we performed as of December 31, 2022 to address this critical audit matter included:

•Testing the effectiveness of controls, including those related to technology over the ACL including data completeness and accuracy, classifications of loan segments, historical data, the calculation of baseline loss rates, the establishment of qualitative adjustments, identification of individually evaluated loans and risk classification of individual loans and/or loan relationships, establishment of specific reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole
•Testing of completeness and accuracy of the information utilized in the ACL through testing of year-end loan balances, non-accrual and individually evaluated loan designations, gross charge-offs, and recoveries
•Testing of the Company’s ACL narrative supporting the overall ACL process in place and adjusted loss factors applied to various loan segments
•Testing of the economic inputs utilized to generate the economic forecast multipliers utilized within the quantitative portion of the ACL
•Testing the Company’s ACL model for computational accuracy

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

•Evaluating the qualitative adjustments to the loan segments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions
•Testing the loan review functions and evaluating the accuracy of loan grades, specific reserve calculations, and non-accrual and collateral-dependent identifications
•Utilizing internal subject matter experts in the area of loan review to assist us in evaluating the appropriateness of loan grades, non-accrual, and collateral dependent loan identifications and to assess the reasonableness of specific impairments allocated to impaired loans
•Testing estimated utilization rates of unfunded loan commitments
•Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within the banking industry, including, but not limited to, the following:
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

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

We have served as the Company’s auditor since 2005.

Denver, Colorado
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Internal Control over Financial Reporting

We have audited Glacier Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022 and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

Denver, Colorado
February 24, 2023

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2022	December 31, 2021
Assets
Cash on hand and in banks	$300,194	198,087
Interest bearing cash deposits	101,801	239,599
Cash and cash equivalents	401,995	437,686
Debt securities, available-for-sale	5,307,307	9,170,849
Debt securities, held-to-maturity	3,715,052	1,199,164
Total debt securities	9,022,359	10,370,013
Loans held for sale, at fair value	12,314	60,797
Loans receivable	15,246,812	13,432,031
Allowance for credit losses	(182,283)	(172,665)
Loans receivable, net	15,064,529	13,259,366
Premises and equipment, net	398,100	372,597
Other real estate owned and foreclosed assets	32	18
Accrued interest receivable	83,538	76,673
Deferred tax asset	193,187	27,693
Core deposit intangible, net	41,601	52,259
Goodwill	985,393	985,393
Non-marketable equity securities	82,015	10,020
Bank-owned life insurance	169,068	167,671
Other assets	181,244	120,459
Total assets	$26,635,375	25,940,645
Liabilities
Non-interest bearing deposits	$7,690,751	7,779,288
Interest bearing deposits	12,915,804	13,557,961
Securities sold under agreements to repurchase	945,916	1,020,794
Federal Home Loan Bank advances	1,800,000	—
Other borrowed funds	77,293	44,094
Subordinated debentures	132,782	132,620
Accrued interest payable	4,331	2,409
Other liabilities	225,193	225,857
Total liabilities	23,792,070	22,763,023
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 and 117,187,500 shares authorized at December 31, 2022, and December 31, 2021, respectively	1,108	1,107
Paid-in capital	2,344,005	2,338,814
Retained earnings - substantially restricted	966,984	810,342
Accumulated other comprehensive (loss) income	(468,792)	27,359
Total stockholders’ equity	2,843,305	3,177,622
Total liabilities and stockholders’ equity	$26,635,375	25,940,645
Number of common stock shares issued and outstanding	110,777,780	110,687,533
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2022	December 31, 2021	December 31, 2020
Interest Income
Investment securities	$169,035	122,099	99,616
Residential real estate loans	57,243	43,300	46,392
Commercial loans	548,969	471,061	436,497
Consumer and other loans	54,393	44,614	44,559
Total interest income	829,640	681,074	627,064
Interest Expense
Deposits	14,526	12,135	17,620
Securities sold under agreements to repurchase	3,200	2,303	3,601
Federal Home Loan Bank advances	17,317	—	733
Other borrowed funds	1,329	713	646
Subordinated debentures	4,889	3,407	4,715
Total interest expense	41,261	18,558	27,315
Net Interest Income	788,379	662,516	599,749
Provision for credit losses	19,963	23,076	39,765
Net interest income after provision for credit losses	768,416	639,440	559,984
Non-Interest Income
Service charges and other fees	72,124	59,317	52,503
Miscellaneous loan fees and charges	15,350	12,038	7,344
Gain on sale of loans	20,032	63,063	99,450
Gain (loss) on sale of debt securities	620	(638)	1,139
Other income	12,606	11,040	12,431
Total non-interest income	120,732	144,820	172,867
Non-Interest Expense
Compensation and employee benefits	319,303	270,644	253,047
Occupancy and equipment	43,261	39,394	37,673
Advertising and promotions	14,324	11,949	10,201
Data processing	30,823	23,470	21,132
Other real estate owned and foreclosed assets	77	236	923
Regulatory assessments and insurance	12,904	8,249	4,656
Core deposit intangibles amortization	10,658	10,271	10,370
Other expenses	87,518	70,609	66,809
Total non-interest expense	518,868	434,822	404,811
Income Before Income Taxes	370,280	349,438	328,040
Federal and state income tax expense	67,078	64,681	61,640
Net Income	$303,202	284,757	266,400
Basic earnings per share	$2.74	2.87	2.81
Diluted earnings per share	$2.74	2.86	2.81
Dividends declared per share	$1.32	1.37	1.33
Average outstanding shares - basic	110,757,473	99,313,255	94,883,864
Average outstanding shares - diluted	110,827,933	99,398,250	94,932,353
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net Income	$303,202	284,757	266,400
Other Comprehensive (Loss) Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gains on available-for-sale securities	(672,570)	(151,426)	139,208
Reclassification adjustment for losses included in net income	(1,336)	(790)	(1,138)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	2,990	(3,551)	—
Tax effect	169,540	39,362	(34,853)
Net of tax amount	(501,376)	(116,405)	103,217
Cash Flow Hedge:
Unrealized gains (losses) on derivatives used for cash flow hedges	7,809	901	(472)
Reclassification adjustment for losses included in net income	(817)	—	—
Tax effect	(1,767)	(227)	119
Net of tax amount	5,225	674	(353)
Total other comprehensive (loss) income, net of tax	(496,151)	(115,731)	102,864
Total Comprehensive (Loss) Income	$(192,949)	169,026	369,264

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2020	92,289,750	$923	1,378,534	541,050	40,226	1,960,733
Net income	—	—	—	266,400	—	266,400
Other comprehensive income	—	—	—	—	102,864	102,864
Cash dividends declared ($1.33 per share)	—	—	—	(127,159)	—	(127,159)
Stock issued in connection with acquisitions	3,007,044	30	112,103	—	—	112,133
Stock issuances under stock incentive plans	129,570	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,417	—	—	4,417
Cumulative-effect of accounting changes	—	—	—	(12,347)	—	(12,347)
Balance at December 31, 2020	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	284,757	—	284,757
Other comprehensive loss	—	—	—	—	(115,731)	(115,731)
Cash dividends declared ($1.37 per share)	—	—	—	(142,359)	—	(142,359)
Stock issued in connection with acquisitions	15,173,482	152	839,701	—	—	839,853
Stock issuances under stock incentive plans	87,687	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,061	—	—	4,061
Balance at December 31, 2021	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	303,202	—	303,202
Other comprehensive loss	—	—	—	—	(496,151)	(496,151)
Cash dividends declared ($1.32 per share)	—	—	—	(146,560)	—	(146,560)
Stock issuances under stock incentive plans	90,247	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	5,192	—	—	5,192
Balance at December 31, 2022	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
See accompanying notes to consolidated financial statements

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating Activities
Net income	$303,202	284,757	266,400
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,963	23,076	39,765
Net amortization of debt securities	29,587	47,299	16,893
Net amortization of purchase accounting adjustments and deferred loan fees and costs	2,789	(17,881)	(57,627)
Origination of loans held for sale	(743,212)	(1,550,787)	(2,070,843)
Proceeds from loans held for sale	844,940	1,797,566	2,093,549
Gain on sale of loans	(20,032)	(63,063)	(99,450)
(Gain) loss on sale of debt securities	(620)	638	(1,139)
Bank-owned life insurance income, net	(3,579)	(2,873)	(2,724)
Stock-based compensation, net of tax benefits	5,366	4,349	3,629
Depreciation and amortization of premises and equipment	25,830	21,768	20,420
(Gain) loss on sale and write-downs of other real estate owned, net	(121)	(105)	139
Deferred tax expense (benefit)	2,177	(9,095)	(6,863)
Amortization of core deposit intangibles	10,658	10,271	10,370
Amortization of investments in variable interest entities	16,640	13,457	11,282
Net (increase) decrease in accrued interest receivable	(6,865)	5,118	(17,663)
Net (increase) decrease in other assets	(25,807)	8,188	(20,926)
Net increase (decrease) in accrued interest payable	1,922	(1,222)	(1,507)
Net increase in other liabilities	7,822	588	5,840
Net cash provided by operating activities	470,660	572,049	189,545
Investing Activities
Sales of available-for-sale debt securities	326,302	—	—
Maturities, prepayments and calls of available-for-sale debt securities	1,101,420	1,453,049	758,879
Purchases of available-for-sale debt securities	(471,581)	(6,315,164)	(3,254,912)
Maturities, prepayments and calls of held-to-maturity debt securities	211,700	48,955	32,735
Purchases of held-to-maturity debt securities	(523,060)	(222,695)	—
Principal collected on loans	5,432,753	6,529,504	4,732,941
Loan originations	(7,296,411)	(7,000,632)	(5,864,038)
Net additions to premises and equipment	(23,238)	(9,436)	(11,717)
Proceeds from sale of other real estate owned	1,014	3,313	5,572
Proceeds from redemption of non-marketable equity securities	366,467	4,218	76,618
Purchases of non-marketable equity securities	(438,398)	(2)	(71,399)
Proceeds from bank-owned life insurance	2,217	2,112	—
Investments in variable interest entities	(40,967)	(22,640)	(12,088)
Net cash received from acquisitions	—	1,622,717	43,713
Net cash used in investing activities	(1,351,782)	(3,906,701)	(3,563,696)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Financing Activities
Net (decrease) increase in deposits	$(729,707)	3,266,304	3,418,199
Net (decrease) increase in securities sold under agreements to repurchase	(74,878)	16,211	427,510
Net increase (decrease) in short-term Federal Home Loan Bank advances	1,800,000	—	(30,000)
Proceeds from long-term Federal Home Loan Bank advances	—	—	30,000
Repayments of long-term Federal Home Loan Bank advances	—	—	(38,589)
Net decrease in other borrowed funds	9,120	3,526	564
Cash dividends paid	(157,540)	(145,557)	(131,263)
Tax withholding payments for stock-based compensation	(1,704)	(1,553)	(1,082)
Proceeds from stock option exercises	140	265	993
Net cash provided by financing activities	845,431	3,139,196	3,676,332
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,691)	(195,456)	302,181
Cash, cash equivalents and restricted cash at beginning of period	437,686	633,142	330,961
Cash, cash equivalents and restricted cash at end of period	$401,995	437,686	633,142
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$39,339	19,779	28,822
Cash paid during the period for income taxes	55,197	67,306	63,021
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$2,154,475	844,020	—
Sale and refinancing of other real estate owned	—	—	215
Transfer of loans to other real estate owned	907	1,482	2,076
Right-of-use assets obtained in exchange for new lease liabilities	25,048	801	7,406
Dividends declared during the period but not paid	346	11,352	14,572
Acquisitions
Fair value of common stock shares issued	—	839,853	112,133
Cash consideration	—	9	13,721
Fair value of assets acquired	—	4,131,662	745,420
Liabilities assumed	—	3,291,800	619,566

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2022 was $0.

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

Other Consumer.  The other consumer loan portfolio consists of various short-term loans such as automobile loans and loans for other personal purposes.  Repayment of these loans is primarily dependent on the personal income of the borrowers.  Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s diverse, geographic market areas) and the creditworthiness of a borrower.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Year ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Provision for credit loss loans	17,433	16,380	37,637
Provision for credit loss unfunded	2,530	6,696	2,128
Total provision for credit losses	19,963	23,076	39,765

There was no provision for credit losses on debt securities for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2022 and 2021, no long-lived assets were considered materially impaired.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $82,850,000, $65,194,000, and $54,520,000 for the years ended December 31, 2022, 2021, and 2020, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2022 and 2021 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Comprehensive Income
Comprehensive income consists of net income and OCI. OCI includes unrealized gains and losses, net of tax effect, on available-for-sale securities, including transferred debt securities, and derivatives used for cash flow hedges. When OCI is reclassified into net income (loss), the tax effect is recognized in income tax expense. For additional information relating to OCI, see Note 17.

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

Reclassifications
Certain reclassifications have been made to the 2022 and 2021 financial statements to conform to the 2022 presentation.

Accounting Guidance Adopted in 2022
The Accounting Standards Codification™ (“ASC”) is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The Company has not adopted any Accounting Standards Updates (“ASU”) in the current year that may have had a material effect on the Company’s financial position or results of operations.

Accounting Guidance Pending Adoption at December 31, 2022
The following provides a description of a recently issued but not yet effective ASU that could have a material effect on the Company’s financial position or results of operations.

ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, FASB amended Subtopic ASC 310-40 and Subtopic 326-20 relating to post-current expected credit losses (“CECL”) (ASU 2016-13) implementation areas including TDRs and vintage disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 326-40, while enhancing disclosure requirements. The amendments to Subtopic 326-20 require an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. For entities that have adopted CECL, the amendments are effective for public business entities the first interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted if an entity has adopted CECL and the entity may elect to adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted the amendments beginning January 1, 2023. The Company adjusted its processes and procedures related to the amendments and it did not have a material impact to the Company’s financial position and result of operations.

ASU 2020-04, ASU 2021-01, ASU 2022-06 - Reference Rate Reform. In March 2020, FASB amended topic 848 related to the facilitation of the effects of reference rate reform on financial reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR.”) These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company is currently evaluating its contracts and the optional expedients provided by this update, but does not expect the adoption of this guidance to have a material impact to the financial statements.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$487,320	23	(42,616)	444,727
U.S. government sponsored enterprises	320,157	—	(32,793)	287,364
State and local governments	137,033	709	(4,749)	132,993
Corporate bonds	27,101	—	(992)	26,109
Residential mortgage-backed securities	3,706,427	6	(439,092)	3,267,341
Commercial mortgage-backed securities	1,252,065	347	(103,639)	1,148,773
Total available-for-sale	5,930,103	1,085	(623,881)	5,307,307
Held-to-maturity
U.S. government and federal agency	846,046	—	(83,796)	762,250
State and local governments	1,682,640	1,045	(248,233)	1,435,452
Residential mortgage-backed securities	1,186,366	—	(109,276)	1,077,090
Total held-to-maturity	3,715,052	1,045	(441,305)	3,274,792
Total debt securities	$9,645,155	2,130	(1,065,186)	8,582,099

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$1,356,171	174	(9,596)	1,346,749
U.S. government sponsored enterprises	241,687	2	(996)	240,693
State and local governments	461,414	27,567	(123)	488,858
Corporate bonds	175,697	5,072	(17)	180,752
Residential mortgage-backed securities	5,744,505	9,420	(54,266)	5,699,659
Commercial mortgage-backed securities	1,195,949	25,882	(7,693)	1,214,138
Total available-for-sale	9,175,423	68,117	(72,691)	9,170,849
Held-to-maturity
State and local governments	1,199,164	22,878	(1,159)	1,220,883
Total held-to-maturity	1,199,164	22,878	(1,159)	1,220,883
Total debt securities	$10,374,587	90,995	(73,850)	10,391,732

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2022. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,211	2,193	2,845	2,836
Due after one year through five years	854,342	778,697	658,446	600,431
Due after five years through ten years	55,039	53,075	409,209	371,607
Due after ten years	60,019	57,228	1,458,186	1,222,828
	971,611	891,193	2,528,686	2,197,702
Mortgage-backed securities [1]	4,958,492	4,416,114	1,186,366	1,077,090
Total	$5,930,103	5,307,307	3,715,052	3,274,792
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Available-for-sale
Proceeds from sales and calls of debt securities	$428,225	188,431	240,521
Gross realized gains [1]	3,357	984	1,400
Gross realized losses [1]	(2,021)	(194)	(262)
Held-to-maturity
Proceeds from calls of debt securities	28,210	48,475	32,735
Gross realized gains [1]	64	3	1
Gross realized losses [1]	(780)	(1,431)	—
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

At December 31, 2022 and 2021, the Company had debt securities with carrying values of $2,768,229,000 and $2,687,652,000, respectively, pledged as collateral to FHLB, FRB, securities sold under agreements to repurchase (“repurchase agreements”), and for deposits of several state and local government units.

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

	December 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$4,150	(64)	435,375	(42,552)	439,525	(42,616)
U.S. government sponsored enterprises	14	—	—	287,364	(32,793)	287,364	(32,793)
State and local governments	121	71,512	(2,109)	20,753	(2,640)	92,265	(4,749)
Corporate bonds	5	25,146	(992)	—	—	25,146	(992)
Residential mortgage-backed securities	441	301,548	(24,581)	2,965,512	(414,511)	3,267,060	(439,092)
Commercial mortgage-backed securities	157	673,102	(41,984)	435,176	(61,655)	1,108,278	(103,639)
Total available-for-sale	794	$1,075,458	(69,730)	4,144,180	(554,151)	5,219,638	(623,881)

	December 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	50	$1,329,399	(9,344)	5,457	(252)	1,334,856	(9,596)
U.S. government sponsored enterprises	11	239,928	(996)	—	—	239,928	(996)
State and local governments	10	11,080	(83)	1,760	(40)	12,840	(123)
Corporate bonds	3	12,483	(17)	—	—	12,483	(17)
Residential mortgage-backed securities	151	5,335,632	(53,434)	53,045	(832)	5,388,677	(54,266)
Commercial mortgage-backed securities	38	302,784	(3,316)	126,798	(4,377)	429,582	(7,693)
Total available-for-sale	263	$7,231,306	(67,190)	187,060	(5,501)	7,418,366	(72,691)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at December 31, 2022 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at December 31, 2022 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of December 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on available-for-sale debt securities totaled $10,518,000 and $18,788,000 at December 31, 2022 and December 31, 2021, respectively, and was excluded from the estimate of credit losses.

During the period ended December 31, 2021, the Company acquired available-for-sale debt securities from the secondary market and through the Altabank acquisition. Such securities were evaluated and it was determined there were no PCD securities, so no allowance for credit losses was recorded.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2022, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of December 31, 2022, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at December 31, 2022. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	December 31, 2022	December 31, 2021
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$430,542	316,899
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,206,441	841,616
S&P: A+, A, A- / Moody’s: A1, A2, A3	37,162	39,078
Not rated by either entity	8,495	1,571
Total municipal bonds held-to-maturity	$1,682,640	1,199,164

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at December 31, 2022 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of December 31, 2022 and December 31, 2021, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $17,524,000 and $8,737,000 at December 31, 2022 and December 31, 2021, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at December 31, 2022 or December 31, 2021.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Residential real estate	$1,446,008	1,051,883
Commercial real estate	9,797,047	8,630,831
Other commercial	2,799,668	2,664,190
Home equity	822,232	736,288
Other consumer	381,857	348,839
Loans receivable	15,246,812	13,432,031
Allowance for credit losses	(182,283)	(172,665)
Loans receivable, net	$15,064,529	13,259,366
Net deferred origination (fees) costs included in loans receivable	$(25,882)	(21,667)
Net purchase accounting (discounts) premiums included in loans receivable	$(17,832)	(25,166)
Accrued interest receivable on loans	$54,971	49,133

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

Other than purchases through bank acquisitions, the Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during 2022 and 2021.

At December 31, 2022, the Company had loans of $10,520,643,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2022 and 2021. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2022.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2022 and 2021 was $101,637,000 and $125,034,000, respectively. During 2022, transactions included new loans to such related parties of $21,710,000, repayments of $9,919,000, and further reduced by $35,188,000 due to change in related parties. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Year ended December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	17,433	3,162	7,231	(704)	1,943	5,801
Charge-offs	(14,970)	(17)	(2,171)	(4,201)	(85)	(8,496)
Recoveries	7,155	80	2,855	1,656	335	2,229
Balance at end of period	$182,283	19,683	125,816	21,454	10,759	4,571

	Year ended December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Acquisitions	371	—	309	62	—	—
Provision for credit losses	16,380	6,517	28,996	(23,444)	186	4,125
Charge-offs	(11,594)	(38)	(279)	(4,826)	(45)	(6,406)
Recoveries	9,265	375	1,876	3,778	243	2,993
Balance at end of period	$172,665	16,458	117,901	24,703	8,566	5,037

	Year ended December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$124,490	10,111	69,496	36,129	4,937	3,817
Impact of adopting CECL	3,720	3,584	10,533	(13,759)	3,400	(38)
Acquisitions	49	—	49	—	—	—
Provision for credit losses	37,637	(4,131)	9,324	29,812	(27)	2,659
Charge-offs	(13,808)	(21)	(3,497)	(4,860)	(384)	(5,046)
Recoveries	6,155	61	1,094	1,811	256	2,933
Balance at end of period	$158,243	9,604	86,999	49,133	8,182	4,325

As a result of the adoption of the current expected credit losses (“CECL”) accounting standard, the Company adjusted the January 1, 2020 ACL balances within each loan segment to reflect the changes from the incurred loss model to the current expected credit loss model which resulted in increases and decreases in each loan segment based on, among other factors, quantitative and qualitative assumptions and the economic forecast to estimate the provision for credit losses over the expected life of the loans. During the year ended December 31, 2022, the ACL increased primarily as a result of organic loan growth. During the year ended December 31, 2021, the ACL increased primarily as a result of the $18,056,000 provision for credit losses recorded as a result of the Alta acquisition. During the year ended December 31, 2020, primarily as a result of the COVID-19 pandemic, there was a significant increase in the overall ACL and increases and decreases within certain loan segments. In addition, during 2020 the acquisition of SBAZ resulted in a $4,794,000 increase in the ACL due to the provision for credit losses recorded subsequent to the acquisition date.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the year ended December 31, 2022, there have been no significant changes to the types of collateral securing collateral-dependent loans.

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

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$16,331	2,796	5,462	4,192	754	3,127
Accruing loans 60-89 days past due	4,636	142	2,865	297	529	803
Accruing loans 90 days or more past due	1,559	215	472	542	138	192
Non-accrual loans with no ACL	31,036	2,236	22,943	3,790	1,234	833
Non-accrual loans with ACL	115	—	—	56	—	59
Total past due and non-accrual loans	53,677	5,389	31,742	8,877	2,655	5,014
Current loans receivable	15,193,135	1,440,619	9,765,305	2,790,791	819,577	376,843
Total loans receivable	$15,246,812	1,446,008	9,797,047	2,799,668	822,232	381,857

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$38,081	2,132	26,063	5,464	1,582	2,840
Accruing loans 60-89 days past due	12,485	457	9,537	1,652	512	327
Accruing loans 90 days or more past due	17,141	223	15,345	1,383	57	133
Non-accrual loans with no ACL	28,961	2,162	20,040	4,563	1,712	484
Non-accrual loans with ACL	21,571	255	448	20,765	99	4
Total past due and non-accrual loans	118,239	5,229	71,433	33,827	3,962	3,788
Current loans receivable	13,313,792	1,046,654	8,559,398	2,630,363	732,326	345,051
Total loans receivable	$13,432,031	1,051,883	8,630,831	2,664,190	736,288	348,839

The Company had $1,175,000, $660,000, and $832,000 of interest reversed on non-accrual loans during the year ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2022, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,172	—	32	3,140	—	—
Residential real estate	5,061	2,407	990	318	1,201	145
Other real estate	33,125	49	32,333	300	75	368
Other	1,155	—	—	530	—	625
Total	$42,513	2,456	33,355	4,288	1,276	1,138

	December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$25,182	—	57	25,125	—	—
Residential real estate	4,625	2,369	280	115	1,694	167
Other real estate	32,093	48	30,996	597	116	336
Other	1,525	—	—	1,241	—	284
Total	$63,425	2,417	31,333	27,078	1,810	787

Restructured Loans
A restructured loan is considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. There were no TDRs that occurred during the years ended December 31, 2022, and December 31, 2021, respectively, that subsequently defaulted. The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Year ended December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	11	1	4	6	—	—
Pre-modification recorded balance	$5,616	31	4,266	1,319	—	—
Post-modification recorded balance	$6,346	31	4,862	1,453	—	—

	Year ended December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	12	1	5	3	1	2
Pre-modification recorded balance	$2,442	210	1,473	554	54	151
Post-modification recorded balance	$2,442	210	1,473	554	54	151

	Year ended December 31, 2020
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	16	1	10	4	1	—
Pre-modification recorded balance	$14,945	210	13,392	1,304	39	—
Post-modification recorded balance	$14,945	210	13,392	1,304	39	—
TDRs that subsequently defaulted
Number of loans	1	—	1	—	—	—
Recorded balance	$145	—	145	—	—	—

The modifications for the loans designated as TDRs during the years ended December 31, 2022, 2021 and 2020 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,253,000, $1,628,000 and $2,278,000 for the years ended December 31, 2022, 2021 and 2020, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial loan segment for the years ended December 31, 2022 and December 31, 2021, and commercial real estate loan segment for the year ended December 31, 2020. At December 31, 2022 and 2021, the Company had $270,000 and $102,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2022 and 2021, the Company had no OREO secured by residential real estate properties.

There were $437,000 and $1,054,000 of additional unfunded commitments on TDRs outstanding at December 31, 2022 and 2021, respectively. The amount of charge-offs on TDRs during 2022, 2021 and 2020 was $0, $0 and $453,000, respectively.

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

	December 31, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022	$2,584,831	2,578,558	—	6,273	—
2021	2,457,790	2,454,696	—	3,094	—
2020	1,274,852	1,269,254	—	5,598	—
2019	744,634	709,246	—	35,388	—
2018	658,268	634,316	—	23,952	—
Prior	1,851,965	1,787,941	1,416	62,576	32
Revolving loans	224,707	224,629	—	78	—
Total	$9,797,047	9,658,640	1,416	136,959	32
Other commercial loans [1]
Term loans by origination year
2022	$603,393	599,498	371	3,469	55
2021	573,273	569,542	—	2,707	1,024
2020	308,555	304,179	—	4,373	3
2019	191,498	185,748	—	5,748	2
2018	140,122	135,727	—	4,394	1
Prior	404,319	398,523	114	5,322	360
Revolving loans	578,508	567,770	—	10,604	134
Total	$2,799,668	2,760,987	485	36,617	1,579
______________________________
1 Includes PPP loans.

	December 31, 2021
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2021	$2,679,564	2,677,540	—	2,024	—
2020	1,512,845	1,499,895	—	12,950	—
2019	952,039	919,091	—	32,948	—
2018	808,275	788,292	—	19,983	—
2017	665,733	624,018	—	41,715	—
Prior	1,677,875	1,621,819	—	56,030	26
Revolving loans	334,500	332,696	—	1,803	1
Total	$8,630,831	8,463,351	—	167,453	27
Other commercial loans [1]
Term loans by origination year
2021	$751,151	746,709	—	4,442	—
2020	429,500	420,547	—	8,952	1
2019	235,591	226,614	—	8,974	3
2018	188,009	179,679	—	8,329	1
2017	209,287	207,509	—	1,775	3
Prior	312,852	297,926	—	14,275	651
Revolving loans	537,800	507,258	—	30,526	16
Total	$2,664,190	2,586,242	—	77,273	675
______________________________
1 Includes PPP loans.

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	December 31, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022	$543,469	543,023	446	—
2021	552,748	551,756	992	—
2020	116,810	116,543	136	131
2019	45,055	44,604	451	—
2018	37,252	36,993	—	259
Prior	149,292	146,318	913	2,061
Revolving loans	1,382	1,382	—	—
Total	$1,446,008	1,440,619	2,938	2,451
Home equity loans
Term loans by origination year
2022	$60	60	—	—
2021	77	77	—	—
2020	82	82	—	—
2019	225	195	—	30
2018	594	594	—	—
Prior	7,165	6,868	131	166
Revolving loans	814,029	811,701	1,152	1,176
Total	$822,232	819,577	1,283	1,372
Other consumer loans
Term loans by origination year
2022	$152,685	149,702	2,825	158
2021	94,210	93,749	421	40
2020	49,257	48,990	212	55
2019	20,432	20,166	96	170
2018	10,598	9,970	91	537
Prior	16,014	15,786	106	122
Revolving loans	38,661	38,480	179	2
Total	$381,857	376,843	3,930	1,084

	December 31, 2021
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2021	$427,814	427,318	496	—
2020	179,395	178,016	1,232	147
2019	66,543	66,470	—	73
2018	51,095	50,816	—	279
2017	42,181	42,005	—	176
Prior	146,299	143,473	861	1,965
Revolving loans	138,556	138,556	—	—
Total	$1,051,883	1,046,654	2,589	2,640
Home equity loans
Term loans by origination year
2021	$871	871	—	—
2020	303	303	—	—
2019	1,293	1,260	—	33
2018	1,329	1,328	—	1
2017	886	886	—	—
Prior	11,494	10,589	576	329
Revolving loans	720,112	717,089	1,518	1,505
Total	$736,288	732,326	2,094	1,868
Other consumer loans
Term loans by origination year
2021	$151,407	150,910	469	28
2020	80,531	80,072	443	16
2019	37,036	36,647	187	202
2018	19,563	19,268	144	151
2017	8,591	8,506	78	7
Prior	17,763	15,968	1,589	206
Revolving loans	33,948	33,680	257	11
Total	$348,839	345,051	3,167	621

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Land	$74,285	75,110
Buildings and construction in progress	306,857	292,371
Furniture, fixtures and equipment	115,370	113,650
Leasehold improvements	15,394	14,935
Accumulated depreciation	(184,851)	(173,647)
Net premises and equipment, excluding ROU assets	327,055	322,419
ROU assets	71,045	50,178
Net premises and equipment	$398,100	372,597

Leases
The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$30,254		5,995
Accumulated depreciation	(2,760)		(516)
Net ROU assets	$27,494	43,551	5,479	44,699
Lease liabilities	$28,204	46,579	5,781	47,901
Weighted-average remaining lease term	12 years	17 years	23 years	16 years
Weighted-average discount rate	3.6%	3.6%	2.6%	3.4%

Maturities of lease liabilities consist of the following:

	December 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,927	4,555
Maturing one year through two years	4,422	4,644
Maturing two years through three years	4,430	4,457
Maturing three years through four years	4,440	4,358
Maturing four years through five years	4,449	4,093
Thereafter	11,713	42,589
Total lease payments	34,381	64,696
Present value of lease payments
Short-term	3,987	2,993
Long-term	24,217	43,586
Total present value of lease payments	28,204	46,579
Difference between lease payments and present value of lease payments	$6,177	18,117

The components of lease expense consist of the following:

	Year ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Finance lease cost
Amortization of ROU assets	2,249	245
Interest on lease liabilities	565	151
Operating lease cost	5,927	5,668
Short-term lease cost	428	353
Variable lease cost	1,291	1,018
Sublease income	(43)	(42)
Total lease expense	10,417	7,393

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$566	3,961	151	3,381
Financing cash flows	2,355	N/A	110	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2022 and 2021 was not significant.

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Gross carrying value	$95,120	95,120	88,099
Accumulated amortization	(53,519)	(42,861)	(32,590)
Net carrying value	$41,601	52,259	55,509
Aggregate amortization expense	$10,658	10,271	10,370
Estimated amortization expense for the years ending December 31,
2023	$9,731
2024	8,815
2025	7,611
2026	6,561
2027	5,603

Core deposit intangibles increased $0, $7,021,000 and $2,593,000 during 2022, 2021 and 2020, respectively, due to acquisitions. For additional information relating to acquisitions, see Note 23.

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net carrying value at beginning of period	$985,393	514,013	456,418
Acquisitions and adjustments	—	471,380	57,595
Net carrying value at end of period	$985,393	985,393	514,013

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether the Company needs to proceed to step two of the goodwill impairment assessment. The Company performed its annual goodwill impairment test during the third quarter of 2022 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred during the fourth quarter of 2022 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2022. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2022 and 2021.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Carrying value at beginning of period	$12,839	8,976	1,618
Acquisitions	—	1,354	—
Additions	2,461	4,435	8,298
Amortization	(1,812)	(1,926)	(940)
Carrying value at end of period	$13,488	12,839	8,976
Principal balances of loans serviced for others	$1,661,294	1,639,058	1,269,080
Fair value of servicing rights	$19,716	16,938	12,087

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

(Dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Loans receivable	$134,603	121,625
Accrued interest receivable	370	519
Other assets	48,136	41,363
Total assets	$183,109	163,507
Liabilities
Other borrowed funds	$49,089	38,313
Accrued interest payable	274	117
Other liabilities	179	164
Total liabilities	$49,542	38,594

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $72,918,000 and $50,725,000 as of December 31, 2022 and 2021, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2022, 2021 and 2020. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2022 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2023	$31,599
2024	43,089
2025	13,443
2026	2,065
2027	329
Thereafter	2,067
Total	$92,592

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

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Amortization expense	$11,360	8,671	7,656
Tax credits and other tax benefits recognized	15,389	12,264	10,382

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
Note 8. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2022 and 2021 were $243,219,000 and $298,512,000, respectively.

The scheduled maturities of time deposits are as follows and includes $28,489,000 of whole sale deposits as of December 31, 2022:

(Dollars in thousands)	Amount
Years ending December 31,
2023	$624,581
2024	136,090
2025	83,770
2026	38,769
2027	25,818
Thereafter	50
$909,078

The Company reclassified $8,737,000 and $10,036,000 of overdraft demand deposits to loans as of December 31, 2022 and 2021, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2022 and 2021 was $37,046,000 and $55,966,000, respectively.

Note 9. Borrowings

The Company’s repurchase agreements totaled $945,916,000 and $1,020,794,000 at December 31, 2022 and 2021, respectively, and are secured by debt securities with carrying values of $1,378,962,000 and $1,233,885,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2022	December 31, 2021
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
Residential mortgage-backed securities	945,916	1,020,794
Total	$945,916	1,020,794

FHLB advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. Borrowings from FHLB were $1,800,000,000 at December 31, 2022 with scheduled maturities within one year and a weighted fixed rate of 4.54%. There were no FHLB borrowings at December 31, 2021.

The Company’s other borrowings consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2022, the Company had $705,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

The Company has entered into borrowing transactions with its related parties in connection with the certain variable interest entities. The aggregate amount of borrowings with such related parties was $10,251,000 at December 31, 2022 and 2021.

Note 10. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2022		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate [1]
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,584	7.715%	3 month LIBOR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,632	7.974%	3 month LIBOR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	6.829%	3 month LIBOR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	7.388%	3 month LIBOR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	5.369%	3 month LIBOR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	6.339%	3 month LIBOR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	2,076	6.581%	3 month LIBOR plus 1.82%	03/01/2037
FNB (UT) Statutory Trust I	4,124	7.824%	3 month LIBOR plus 3.10%	06/26/2033
FNB (UT) Statutory Trust II	1,807	6.489%	3 month LIBOR plus 1.72%	12/15/2036
Total subordinated debentures owed to trust subsidiaries	$132,782
_____________________________
1 This is the paid rate on the subordinated debentures which excludes the impact from the interest rate cap derivatives. For additional information relating to interest rate cap derivatives, see Note 11.

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

Interest Rate Cap Derivatives. In March 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the year ended December 31, 2022. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent plus 3 month LIBOR. At December 31, 2022, and 2021 the interest rate caps had a fair value of $7,757,000 and $934,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $168,000 and $168,000, respectively, and was reported as a component of interest expense on subordinated debentures for the years ended December 31, 2022, and 2021, respectively.

The effect of cash flow hedge accounting on OCI for the periods ending December 31, 2022, 2021, and 2020 was as follows:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Amount of gain recognized in OCI	$7,809	901	(472)
Amount of gain reclassified from OCI to interest expense	817	—	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2022 and 2021, loan commitments with interest rate lock commitments totaled $28,910,000 and $151,038,000, respectively. At December 31, 2022 and 2021, the fair value of the related derivatives on the interest rate lock commitments was $362,000 and $3,008,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At December 31, 2022 and 2021, TBA commitments were $21,000,000 and $116,500,000, respectively. At December 31, 2022 and 2021, the fair value of the related derivatives on the TBA securities was $188,000 and $80,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 12. Regulatory Capital

The Federal Reserve adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The guidelines require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include most components of accumulated other comprehensive income. As of December 31, 2022, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2022 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,629,557	14.02%	$1,500,096	8.00%	N/A	N/A
Glacier Bank	2,544,147	13.58%	1,498,264	8.00%	$1,872,830	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,314,322	12.34%	1,125,072	6.00%	N/A	N/A
Glacier Bank	2,359,412	12.60%	1,123,698	6.00%	1,498,264	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,314,322	12.34%	843,804	4.50%	N/A	N/A
Glacier Bank	2,359,412	12.60%	842,774	4.50%	1,217,340	6.50%
Tier 1 capital (to average assets)
Consolidated	2,314,322	8.79%	1,053,214	4.00%	N/A	N/A
Glacier Bank	2,359,412	8.97%	1,052,136	4.00%	1,315,169	5.00%

	December 31, 2021
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,432,364	14.21%	$1,369,157	8.00%	N/A	N/A
Glacier Bank	2,312,775	13.53%	1,367,488	8.00%	$1,709,361	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,136,749	12.49%	1,026,868	6.00%	N/A	N/A
Glacier Bank	2,147,660	12.56%	1,025,616	6.00%	1,367,488	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,136,749	12.49%	770,151	4.50%	N/A	N/A
Glacier Bank	2,147,660	12.56%	769,212	4.50%	1,111,084	6.50%
Tier 1 capital (to average assets)
Consolidated	2,136,749	8.64%	989,712	4.00%	N/A	N/A
Glacier Bank	2,147,660	8.70%	987,680	4.00%	1,234,601	5.00%
______________________________
N/A - Not applicable

Note 13. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2022, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 1,639,877.

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

Compensation expense related to restricted stock units for the years ended December 31, 2022, 2021 and 2020 was $6,756,000, $5,342,000 and $4,489,000, respectively, and the recognized income tax benefit related to this expense was $1,707,000, $1,350,000 and $1,134,000, respectively. As of December 31, 2022, total unrecognized compensation expense of $8,205,000 related to restricted stock units is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $5,624,000, $4,535,000 and $4,048,000, respectively, and the income tax benefit related to these awards was $1,585,000, $1,369,000 and $1,089,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	226,068	$48.33
Granted	157,802	54.25
Vested	(116,359)	48.07
Forfeited	(9,312)	53.81
Non-vested at December 31, 2022	258,199	51.89

The average remaining contractual term on non-vested restricted stock units at December 31, 2022 is 0.9 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2022 was $12,760,000.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2022, 2021, and 2020 was $23,588,000, $20,421,000 and $22,047,000, respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) plan for the years ended December 31, 2022, 2021 and 2020 was $6,247,000, $5,267,000, and $4,985,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, eligible employees and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2022 and 2021, the liability related to the plans was $9,159,000 and $8,861,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $1,317,000, $1,137,000, and $1,109,000, for the years ending December 31, 2022, 2021, and 2020, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2022, 2021, and 2020 for the plans was $443,000, $470,000 and $504,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2022 and 2021, the liability related to the acquired plans was $18,415,000 and $18,560,000, respectively, and was included in other liabilities. Total expense for the years ended December 31, 2022, 2021, and 2020 for the acquired plans was $1,444,000, $1,094,000 and $971,000, respectively.

Supplemental Executive Retirement Plan
The Company has SERP which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2022 and 2021, the liability related to the SERP was $4,665,000 and $3,974,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2022, 2021 and 2020 was $943,000, $858,000, and $910,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2022, 2021, and 2020 for the SERP was $159,000, $164,000, and $199,000, respectively.

Note 15. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Consulting and outside services	$15,719	11,297	11,324
Mergers and acquisition expenses	9,957	9,830	7,812
Debit card expenses	9,317	5,722	4,947
Loan expenses	7,688	7,438	4,905
VIE amortization and other expenses	7,229	6,323	4,893
Telephone	6,577	5,631	5,199
Business development	5,893	5,250	4,645
Employee expenses	5,811	3,527	2,924
Postage	4,095	3,681	3,347
Printing and supplies	4,026	3,334	3,579
Checking and operating expenses	2,284	2,020	4,944
Legal fees	2,210	1,391	1,658
Accounting and audit fees	2,005	1,538	1,895
(Gain) loss on dispositions of fixed assets	(3,047)	(950)	166
Other	7,754	4,577	4,571
Total other expenses	$87,518	70,609	66,809

Note 16. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Current
Federal	$42,951	51,180	47,775
State	21,950	22,596	20,728
Total current income tax expense	64,901	73,776	68,503
Deferred [1]
Federal	1,712	(7,151)	(5,396)
State	465	(1,944)	(1,467)
Total deferred income tax expense (benefit)	2,177	(9,095)	(6,863)
Total income tax expense	$67,078	64,681	61,640
______________________________
1 Includes tax benefit of operating loss carryforwards of $315,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	4.8%	4.7%	4.6%
Tax-exempt interest income	(4.4%)	(4.2%)	(4.0%)
Tax credits	(2.8%)	(4.8%)	(4.2%)
Other, net	(0.5%)	1.8%	1.4%
Effective income tax rate	18.1%	18.5%	18.8%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Available-for-sale debt securities	$157,381	1,156
Allowance for credit losses	52,445	49,375
Operating lease liabilities	11,871	12,103
Employee benefits	11,024	10,868
Deferred compensation	8,211	8,002
Acquisition fair market value adjustments	4,932	6,891
Transferred debt securities	3,017	—
Net operating loss carryforwards	1,253	1,569
Other	2,376	2,787
Total gross deferred tax assets	252,510	92,751
Deferred tax liabilities
Depreciation of premises and equipment	(17,091)	(15,749)
Operating lease ROU assets	(11,004)	(11,293)
Deferred loan costs	(10,083)	(9,264)
Intangibles	(8,212)	(9,760)
Mortgage servicing rights	(3,408)	(3,244)
Transferred debt securities	—	(10,299)
Other	(9,525)	(5,449)
Total gross deferred tax liabilities	(59,323)	(65,058)
Net deferred tax asset	$193,187	27,693

The Company has federal net operating loss carryforwards of $4,142,000 expiring between 2031 and 2035. The Company has Colorado net operating loss carryforwards of $8,992,000 expiring between 2030 and 2032. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns for the federal jurisdiction and several states that require consolidated income tax returns. Wyoming, Washington and Nevada do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2022:

Years ended December 31,
Federal	2010, 2011, 2012, 2013, 2016, 2019, 2020 and 2021
Colorado	2009, 2010, 2011, 2012, 2018, 2019, 2020 and 2021
Arizona & California	2018, 2019, 2020, and 2021
Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Idaho, Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, Montana, New Jersey, New York, North Dakota, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, & Wisconsin	2019, 2020 and 2021
Iowa, Illinois, Kansas, Maryland, Mississippi, North Carolina, Oregon	2020 and 2021
Hawaii, New Hampshire, New Mexico, Oklahoma	2021

The Company had no unrecognized income tax benefits as of December 31, 2022 and 2021. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2022, 2021, and 2020 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2022 and 2021.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2022 and 2021. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 17. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2020	$40,226	—	40,226
Other comprehensive income (loss) before reclassifications	104,067	(353)	103,714
Reclassification adjustments for gains included in net income	(850)	—	(850)
Net current period other comprehensive income (loss)	103,217	(353)	102,864
Balance at December 31, 2020	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(113,161)	674	(112,487)
Reclassification adjustments for gains and transfers included in net income	(590)	—	(590)
Reclassification adjustments for amortization included in net income for transferred securities	(2,654)	—	(2,654)
Net current period other comprehensive (loss) income	(116,405)	674	(115,731)
Balance at December 31, 2021	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(502,611)	5,836	(496,775)
Reclassification adjustments for gains and transfers included in net income	(999)	(611)	(1,610)
Reclassifications adjustments for amortization included in net income for transferred securities	2,234	—	2,234
Net current period other comprehensive (loss) income	(501,376)	5,225	(496,151)
Balance at December 31, 2022	$(474,338)	5,546	(468,792)

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2022	December 31, 2021	December 31, 2020
Net income available to common stockholders, basic and diluted	$303,202	284,757	266,400
Average outstanding shares - basic	110,757,473	99,313,255	94,883,864
Add: dilutive restricted stock units and stock options	70,460	84,995	48,489
Average outstanding shares - diluted	110,827,933	99,398,250	94,932,353
Basic earnings per share	$2.74	2.87	2.81
Diluted earnings per share	$2.74	2.86	2.81
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	8,642	194	88,240
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 19. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2022	December 31, 2021
Assets
Cash on hand and in banks	$18,491	27,945
Interest bearing cash deposits	57,193	91,361
Cash and cash equivalents	75,684	119,306
Other assets	26,864	22,218
Investment in subsidiaries	2,882,849	3,188,210
Total assets	$2,985,397	3,329,734
Liabilities and Stockholders’ Equity
Dividends payable	$540	11,520
Subordinated debentures	132,782	132,620
Other liabilities	8,770	7,972
Total liabilities	142,092	152,112
Common stock	1,108	1,107
Paid-in capital	2,344,005	2,338,814
Retained earnings	966,984	810,342
Accumulated other comprehensive (loss) income	(468,792)	27,359
Total stockholders’ equity	2,843,305	3,177,622
Total liabilities and stockholders’ equity	$2,985,397	3,329,734

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Income
Dividends from subsidiaries	$123,000	207,000	188,000
Intercompany charges for services	2,880	2,654	2,332
Other income	401	500	954
Total income	126,281	210,154	191,286
Expenses
Compensation and employee benefits	7,003	6,516	5,646
Other operating expenses	10,247	13,624	10,051
Total expenses	17,250	20,140	15,697
Income before income tax benefit and equity in undistributed net income of subsidiaries	109,031	190,014	175,589
Income tax benefit	2,913	3,407	3,108
Income before equity in undistributed net income of subsidiaries	111,944	193,421	178,697
Equity in undistributed net income of subsidiaries	191,258	91,336	87,703
Net Income	$303,202	284,757	266,400
Comprehensive (Loss) Income	$(192,949)	169,026	369,264

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating Activities
Net income	$303,202	284,757	266,400
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(191,258)	(91,336)	(87,703)
Stock-based compensation, net of tax benefits	1,685	1,628	1,216
Net change in other assets and other liabilities	1,794	(7,245)	(7,222)
Net cash provided by operating activities	115,423	187,804	172,691
Investing Activities
Net additions of premises and equipment	(4)	(13)	(111)
Proceeds from sale of marketable equity securities	63	186	—
Equity received from (contributed to) subsidiaries	—	248	(13,638)
Net cash provided by (used in) investing activities	59	421	(13,749)
Financing Activities
Net decrease in other borrowed funds	—	(7,500)	—
Cash dividends paid	(157,540)	(145,557)	(131,263)
Tax withholding payments for stock-based compensation	(1,704)	(1,553)	(1,082)
Proceeds from stock option exercises	140	265	993
Net cash used in financing activities	(159,104)	(154,345)	(131,352)
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,622)	33,880	27,590
Cash, cash equivalents and restricted cash at beginning of period	119,306	85,426	57,836
Cash, cash equivalents and restricted cash at end of period	$75,684	119,306	85,426

Note 20. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2022
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$190,516	199,637	214,402	225,085
Interest expense	4,961	6,199	9,075	21,026
Net interest income	185,555	193,438	205,327	204,059
Provision for credit losses	7,031	(1,533)	8,341	6,124
Net interest income after provision for credit losses	178,524	194,971	196,986	197,935
Non-interest income	33,563	28,280	30,406	28,483
Non-interest expense	130,308	129,521	130,060	128,979
Income before income taxes	81,779	93,730	97,332	97,439
Federal and state income tax expense	13,984	17,338	17,994	17,762
Net income	$67,795	76,392	79,338	79,677
Basic earnings per share	$0.61	0.69	0.72	0.72
Diluted earnings per share	$0.61	0.69	0.72	0.72

	Quarters ended 2021
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$161,552	159,956	166,741	192,825
Interest expense	4,740	4,487	4,128	5,203
Net interest income	156,812	155,469	162,613	187,622
Provision for credit losses	48	(5,653)	725	27,956
Net interest income after provision for credit losses	156,764	161,122	161,888	159,666
Non-interest income	40,121	35,522	34,815	34,362
Non-interest expense	96,585	100,082	104,108	134,047
Income before income taxes	100,300	96,562	92,595	59,981
Federal and state income tax expense	19,498	18,935	16,976	9,272
Net income	$80,802	77,627	75,619	50,709
Basic earnings per share	$0.85	0.81	0.79	0.46
Diluted earnings per share	$0.85	0.81	0.79	0.46

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2022, 2021, and 2020.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2022.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $1,427,000, net gains of $5,496,000 and net losses of $5,368,000 for the years ended December 31, 2022, 2021 and 2020, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$444,727	—	444,727	—
U.S. government sponsored enterprises	287,364	—	287,364	—
State and local governments	132,993	—	132,993	—
Corporate bonds	26,109	—	26,109	—
Residential mortgage-backed securities	3,267,341	—	3,267,341	—
Commercial mortgage-backed securities	1,148,773	—	1,148,773	—
Loans held for sale, at fair value	12,314	—	12,314	—
Interest rate caps	7,757	—	7,757	—
Interest rate locks	362	—	362	—
Total assets measured at fair value on a recurring basis	$5,327,740	—	5,327,740	—
TBA hedge	$188	—	188	—
Total liabilities measured at fair value on a recurring basis	$188	—	188	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$1,346,749	—	1,346,749	—
U.S. government sponsored enterprises	240,693	—	240,693	—
State and local governments	488,858	—	488,858	—
Corporate bonds	180,752	—	180,752	—
Residential mortgage-backed securities	5,699,659	—	5,699,659	—
Commercial mortgage-backed securities	1,214,138	—	1,214,138	—
Loans held for sale, at fair value	60,797	—	60,797	—
Interest rate caps	934	—	934	—
Interest rate locks	3,008	—	3,008	—
Total assets measured at fair value on a recurring basis	$9,235,588	—	9,235,588	—
TBA hedge	$80	—	80	—
Total liabilities measured at fair value on a recurring basis	$80	—	80	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2022.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	1,360	—	—	1,360
Total assets measured at fair value on a non-recurring basis	$1,360	—	—	1,360

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	22,036	—	—	22,036
Total assets measured at fair value on a non-recurring basis	$22,036	—	—	22,036

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,329	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	31	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$1,360

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$20,934	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,102	Sales comparison approach	Selling Costs	5.0% - 10.0% (6.7%)
			Adjustment to comparables	0.0% - 10.0% (6.0%)
$22,036
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended December 31, 2022.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$401,995	401,995	—	—
Debt securities, held-to-maturity	3,715,052	—	3,274,792	—
Loans receivable, net of ACL	15,064,529	—	—	14,806,354
Total financial assets	$19,181,576	401,995	3,274,792	14,806,354
Financial liabilities
Term deposits	$880,589	—	874,850	—
FHLB advances	1,800,000	—	1,799,936	—
Repurchase agreements and other borrowed funds	1,023,209	—	1,023,209	—
Subordinated debentures	132,782	—	122,549	—
Total financial liabilities	$3,836,580	—	3,820,544	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$437,686	437,686	—	—
Debt securities, held-to-maturity	1,199,164	—	1,220,883	—
Loans receivable, net of ACL	13,259,366	—	—	13,422,898
Total financial assets	$14,896,216	437,686	1,220,883	13,422,898
Financial liabilities
Term deposits	$1,036,077	—	1,040,100	—
Repurchase agreements and other borrowed funds	1,064,888	—	1,064,888	—
Subordinated debentures	132,620	—	131,513	—
Total financial liabilities	$2,233,585	—	2,236,501	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Unused lines of credit	$4,740,829	4,271,583
Letters of credit	88,889	120,436
Total outstanding commitments	$4,829,718	4,392,019

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 23. Mergers and Acquisitions

The Company has completed the following acquisition during the last two years:
•Altabancorp and its wholly-owned subsidiary, Altabank

The assets and liabilities of Alta were recorded on the Company’s consolidated statements of financial condition at the estimated fair value as of the acquisition date and the results of operations have been included in the Company’s consolidated statements of operations since that date. The following table discloses the fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the acquisition:

(Dollars in thousands)	Alta October 1, 2021
Fair value of consideration transferred
Fair value of Company shares issued	$839,853
Cash consideration	9
Total fair value of consideration transferred	839,862
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	1,622,727
Debt securities	6,658
Loans receivable, net of ACL	1,901,950
Core deposit intangible [1]	7,021
Accrued income and other assets	121,926
Total identifiable assets acquired	3,660,282
Liabilities assumed
Deposits	3,273,819
Accrued expenses and other liabilities	17,981
Total liabilities assumed	3,291,800
Total identifiable net assets	368,482
Goodwill recognized	$471,380
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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. Internal control over financial reporting includes self-monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

FORVIS, LLP, Denver, Colorado, (U.S. PCAOB Auditor Firm ID 686), the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2022, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2023 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Information regarding the “Compensation and Human Capital Committee Report” is set forth under the heading “Report of Compensation and Human Capital Committee” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(a) [1]	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Form 10-Q filed on August 2, 2022.
3(b) [1]	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on May 4, 2021.
4(a) [1]	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Filed as Exhibit 4(a) to Form 10-Q filed on August 2, 2022.
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Share Units Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 10(f) to Form 10-K filed on February 23, 2022.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	Columbine Capital Corp. 2011 Executive Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-224223) filed on April 10, 2018.
10(i) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(j) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(k) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(l) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Don J. Chery. Filed as Exhibit 10.3 to Form 10-Q filed on May 1, 2018.
10(m) [1,2]	Form of Amendment to Employment Agreements of Randall M. Chesler, Ron J. Copher and Don J. Chery, effective February 19, 2020. Filed as Exhibit 10(m) to Form 10-K filed on February 21, 2020.
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23 [3]	Consent of FORVIS, LLP
31.1 [3]	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [3]	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [3]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No.	Description

101.INS [3]	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH [3]	XBRL Taxonomy Extension Schema Document
101.CAL [3]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [3]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [3]	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE [3]	XBRL Taxonomy Extension Presentation Linkbase Document
104 [3]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
1 Exhibit has been previously filed with the United States Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
2 Compensatory Plan or Arrangement
3 Exhibit omitted from the 2022 Annual Report to Shareholders.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial and Accounting Officer)

Board of Directors

/s/ Craig A. Langel	Chairman
Craig A. Langel

/s/ David C. Boyles	Director
David C. Boyles

/s/ Robert A. Cashell, Jr.	Director
Robert A. Cashell, Jr.

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ Jesus T. Espinoza	Director
Jesus T. Espinoza

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Kristen L. Heck	Director
Kristen L. Heck

/s/ Michael B. Hormaechea	Director
Michael B. Hormaechea

/s/ Douglas J. McBride	Director
Douglas J. McBride