Form 10-Q
period 2023-03-31
GLACIER BANCORP, INC.
filed 2023-05-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 18, 2023 was 110,870,287. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ACL or allowance – allowance for credit losses
ALCO – Asset Liability Committee
Alta - Altabancorp, and its subsidiary, Altabank
ASC – Accounting Standards CodificationTM
ASU – Accounting Standards Update
ATM – automated teller machine
Bank – Glacier Bank
BTFP - Bank Term Funding Program of the Federal Reserve Bank
CARES Act – Coronavirus Aid, Relief, and Economic Security Act
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
LIHTC – Low Income Housing Tax Credit
MBFD - Modifications to borrowers experiencing financial difficulty
NMTC – New Markets Tax Credit
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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022
Assets
Cash on hand and in banks	$290,960	300,194
Interest bearing cash deposits	1,238,574	101,801
Cash and cash equivalents	1,529,534	401,995
Debt securities, available-for-sale	5,198,313	5,307,307
Debt securities, held-to-maturity	3,664,393	3,715,052
Total debt securities	8,862,706	9,022,359
Loans held for sale, at fair value	14,461	12,314
Loans receivable	15,518,612	15,246,812
Allowance for credit losses	(186,604)	(182,283)
Loans receivable, net	15,332,008	15,064,529
Premises and equipment, net	399,740	398,100
Other real estate owned and foreclosed assets	31	32
Accrued interest receivable	90,642	83,538
Deferred tax asset	172,453	193,187
Core deposit intangible, net	39,152	41,601
Goodwill	985,393	985,393
Non-marketable equity securities	23,414	82,015
Bank-owned life insurance	168,235	169,068
Other assets	184,665	181,244
Total assets	$27,802,434	26,635,375
Liabilities
Non-interest bearing deposits	$7,001,241	7,690,751
Interest bearing deposits	13,147,067	12,915,804
Securities sold under agreements to repurchase	1,191,323	945,916
Federal Home Loan Bank advances	335,000	1,800,000
FRB Bank Term Funding	2,740,000	—
Other borrowed funds	76,185	77,293
Subordinated debentures	132,822	132,782
Accrued interest payable	8,968	4,331
Other liabilities	242,924	225,193
Total liabilities	24,875,530	23,792,070
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively	1,109	1,108
Paid-in capital	2,344,514	2,344,005
Retained earnings - substantially restricted	991,509	966,984
Accumulated other comprehensive loss	(410,228)	(468,792)
Total stockholders’ equity	2,926,904	2,843,305
Total liabilities and stockholders’ equity	$27,802,434	26,635,375
Number of common stock shares issued and outstanding	110,868,713	110,777,780
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
Interest Income
Investment securities	$43,642	38,654
Residential real estate loans	15,838	15,515
Commercial loans	155,682	124,556
Consumer and other loans	16,726	11,791
Total interest income	231,888	190,516
Interest Expense
Deposits	12,545	3,464
Securities sold under agreements to repurchase	4,606	393
Federal Home Loan Bank advances	23,605	12
FRB Bank Term Funding	3,032	—
Other borrowed funds	496	220
Subordinated debentures	1,412	872
Total interest expense	45,696	4,961
Net Interest Income	186,192	185,555
Provision for credit losses	5,470	7,031
Net interest income after provision for credit losses	180,722	178,524
Non-Interest Income
Service charges and other fees	17,771	17,111
Miscellaneous loan fees and charges	3,967	3,555
Gain on sale of loans	2,400	9,015
(Loss) gain on sale of debt securities	(114)	446
Other income	3,871	3,436
Total non-interest income	27,895	33,563
Non-Interest Expense
Compensation and employee benefits	81,477	79,074
Occupancy and equipment	11,665	10,964
Advertising and promotions	4,235	3,232
Data processing	8,109	7,475
Other real estate owned and foreclosed assets	12	—
Regulatory assessments and insurance	4,903	3,055
Core deposit intangibles amortization	2,449	2,664
Other expenses	22,132	23,844
Total non-interest expense	134,982	130,308
Income Before Income Taxes	73,635	81,779
Federal and state income tax expense	12,424	13,984
Net Income	$61,211	67,795
Basic earnings per share	$0.55	0.61
Diluted earnings per share	$0.55	0.61
Dividends declared per share	$0.33	0.33
Average outstanding shares - basic	110,824,648	110,724,655
Average outstanding shares - diluted	110,881,708	110,800,001

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net Income	$61,211	67,795
Other Comprehensive (Loss) Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gain (losses) on available-for-sale securities	77,466	(369,724)
Reclassification adjustment for losses (gains) included in net income	31	(678)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,881	(782)
Tax effect	(20,059)	93,798
Net of tax amount	59,319	(277,386)
Cash Flow Hedge:
Unrealized (losses) gains on derivatives used for cash flow hedges	(36)	2,967
Reclassification adjustment for gains included in net income	(974)	—
Tax effect	255	(749)
Net of tax amount	(755)	2,218
Total other comprehensive income (loss), net of tax	58,564	(275,168)
Total Comprehensive (Loss) Income	$119,775	(207,373)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2023 and 2022

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	67,795	—	67,795
Other comprehensive loss	—	—	—	—	(275,168)	(275,168)
Cash dividends declared ($0.33 per share)	—	—	—	(36,648)	—	(36,648)
Stock issuances under stock incentive plans	75,783	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	592	—	—	592
Balance at March 31, 2022	110,763,316	$1,108	2,339,405	841,489	(247,809)	2,934,193
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	61,211	—	61,211
Other comprehensive loss	—	—	—	—	58,564	58,564
Cash dividends declared ($0.33 per share)	—	—	—	(36,686)	—	(36,686)
Stock issuances under stock incentive plans	90,933	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	510	—	—	510
Balance at March 31, 2023	110,868,713	$1,109	2,344,514	991,509	(410,228)	2,926,904

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Operating Activities
Net income	$61,211	67,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,470	7,031
Net amortization of debt securities	3,098	10,573
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(554)	7,937
Origination of loans held for sale	(79,714)	(305,269)
Proceeds from loans held for sale	115,825	326,767
Gain on sale of loans	(2,400)	(9,015)
Loss (gain) on sale of debt securities	114	(446)
Bank-owned life insurance income, net	(961)	(893)
Stock-based compensation, net of tax benefits	1,740	1,774
Depreciation and amortization of premises and equipment	6,812	5,940
Gain on sale and write-downs of other real estate owned, net	(1)	—
Amortization of core deposit intangibles	2,449	2,664
Amortization of investments in variable interest entities	5,633	4,689
Net increase in accrued interest receivable	(7,105)	(4,794)
Net increase in other assets	(4,118)	(23,707)
Net increase (decrease) in accrued interest payable	4,637	(125)
Net decrease in other liabilities	(13,957)	(12,563)
Net cash provided by operating activities	98,179	78,358
Investing Activities
Sales of available-for-sale debt securities	29,972	—
Maturities, prepayments and calls of available-for-sale debt securities	153,048	394,802
Purchases of available-for-sale debt securities	—	(348,330)
Maturities, prepayments and calls of held-to-maturity debt securities	50,918	32,048
Purchases of held-to-maturity debt securities	—	(201,742)
Principal collected on loans	750,400	1,557,786
Loan originations	(1,059,597)	(1,868,784)
Net additions to premises and equipment	(8,161)	(3,864)
Proceeds from sale of other real estate owned	10	20
Proceeds from redemption of non-marketable equity securities	559,201	16,036
Purchases of non-marketable equity securities	(500,600)	(19,200)
Proceeds from bank-owned life insurance	1,787	1,303
Investments in variable interest entities	(6,844)	(16,358)
Net cash used in investing activities	(29,866)	(456,283)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Financing Activities
Net (decrease) increase in deposits	$(458,062)	360,893
Net (decrease) increase in securities sold under agreements to repurchase	245,407	(62,315)
Net increase (decrease) in short-term Federal Home Loan Bank advances	(1,465,000)	80,000
Proceeds from long-term FRB Bank Term Funding advances	2,740,000	—
Net (decrease) increase in other borrowed funds	(1,108)	11,132
Cash dividends paid	(292)	(11,295)
Tax withholding payments for stock-based compensation	(1,719)	(1,371)
Net cash provided by financing activities	1,059,226	377,044
Net (decrease) increase in cash, cash equivalents and restricted cash	1,127,539	(881)
Cash, cash equivalents and restricted cash at beginning of period	401,995	437,686
Cash, cash equivalents and restricted cash at end of period	$1,529,534	436,805
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$41,059	5,087
Cash paid during the period for income taxes	—	1,229
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$—	2,154,475
Transfer of loans to other real estate owned	8	45
Right-of-use assets obtained in exchange for new lease liabilities	276	2,291
Dividends declared during the period but not paid	36,686	36,643

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results anticipated for the year ending December 31, 2023. The condensed consolidated statement of financial condition of the Company as of December 31, 2022 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at March 31, 2023 was $0.

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

Restructured Loans
On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for TDRs by creditors in Accounting Standard Codification (ASC) Subtopic 310-40, and enhanced the disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. The company identifies modifications to borrowers experiencing financial difficulty (“MBFD”) as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. The allowance for credit losses on a loans that are considered MBFD’s are measured using the same method as all other loans held for investment.

Prior to the adoption of this guidance, restructured loans were considered to be a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would have not otherwise considered. The allowance for credit losses on a TDR were measured using the same method as all other loans held for investment.

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
The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Provision for credit loss loans	$6,260	4,344
Provision for credit loss unfunded	(790)	2,687
Total provision for credit losses	$5,470	7,031

There was no provision for credit losses on debt securities for the three months ended March 31, 2023, and 2022, respectively.

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

Federal Reserve Bank Term Funding Program
During the first quarter of 2023, the FRB also offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards CodificationTM (“ASC”) Topic 606 was $20,879,000 and $19,129,000 for the three months ended March 31, 2023 and 2022, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2023 and December 31, 2022 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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
Accounting Guidance Adopted in 2023
The ASC is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following provides a description of a recently adopted Accounting Standards Updates (“ASU”) that could have a material effect on the Company’s financial position or results of operations.

ASU 2022-02 - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, FASB amended Subtopic ASC 310-40 and Subtopic 326-20 relating to post-current expected credit losses (“CECL”) (ASU 2016-13) implementation areas including TDRs and vintage disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 326-40, while enhancing disclosure requirements. The amendments to Subtopic 326-20 require an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. For entities that have adopted CECL, the amendments are effective for public business entities the first interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted if an entity has adopted CECL and the entity may elect to adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted the amendments beginning January 1, 2023. The Company adjusted its processes and procedures related to the amendments and it did not have a material impact to the Company’s financial position and results of operations.

Accounting Guidance Pending Adoption in 2023
The following provides a description of a recently issued but not yet effective ASU that could have a material effect on the Company’s financial position or results of operations

ASU 2023-02 - Investments Equity Method and Joint Ventures. In March 2023, FASB amended Topic ASC 232 relating to accounting for investments in tax credit structures using the proportional amortization method. The amendments in this Update allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. Currently the accounting standards limit the proportional amortization method to account for qualifying investment in low-income-housing tax credit structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the tax credits being presented net in the income statement as a component of income tax expense (benefit). The amendments in this Update permit an entity to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for public business entities beginning with the first interim and annual reporting periods after December 15, 2023. Early adoption is permitted in any interim periods. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating its tax credit investments that may be impacted by this update, but does not expect the adoption of this guidance to have a material impact to the financial statements.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$486,250	20	(36,042)	450,228
U.S. government sponsored enterprises	320,614	—	(27,982)	292,632
State and local governments	105,171	696	(3,189)	102,678
Corporate bonds	27,049	—	(927)	26,122
Residential mortgage-backed securities	3,572,207	7	(392,646)	3,179,568
Commercial mortgage-backed securities	1,232,322	1,305	(86,542)	1,147,085
Total available-for-sale	$5,743,613	2,028	(547,328)	5,198,313
Held-to-maturity
U.S. government and federal agency	848,741	—	(72,382)	776,359
State and local governments	1,675,146	2,468	(208,847)	1,468,767
Residential mortgage-backed securities	1,140,506	—	(92,879)	1,047,627
Total held-to-maturity	3,664,393	2,468	(374,108)	3,292,753
Total debt securities	9,408,006	4,496	(921,436)	8,491,066

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$487,320	23	(42,616)	444,727
U.S. government sponsored enterprises	320,157	—	(32,793)	287,364
State and local governments	137,033	709	(4,749)	132,993
Corporate bonds	27,101	—	(992)	26,109
Residential mortgage-backed securities	3,706,427	6	(439,092)	3,267,341
Commercial mortgage-backed securities	1,252,065	347	(103,639)	1,148,773
Total available-for-sale	$5,930,103	1,085	(623,881)	5,307,307
Held-to-maturity
U.S. government and federal agency	846,046	—	(83,796)	762,250
State and local governments	1,682,640	1,045	(248,233)	1,435,452
Residential mortgage-backed securities	1,186,366	—	(109,276)	1,077,090
Total held-to-maturity	3,715,052	1,045	(441,305)	3,274,792
Total debt securities	$9,645,155	2,130	(1,065,186)	8,582,099

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2023. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,895	1,884	2,834	2,828
Due after one year through five years	852,614	788,517	778,384	717,869
Due after five years through ten years	40,945	39,565	307,011	286,156
Due after ten years	43,630	41,694	1,435,658	1,238,273
	939,084	871,660	2,523,887	2,245,126
Mortgage-backed securities [1]	4,804,529	4,326,653	1,140,506	1,047,627
Total	$5,743,613	5,198,313	3,664,393	3,292,753
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Available-for-sale
Proceeds from sales and calls of debt securities	$31,279	53,120
Gross realized gains [1]	145	693
Gross realized losses [1]	(176)	(15)
Held-to-maturity
Proceeds from calls of debt securities	4,635	12,975
Gross realized gains [1]	8	15
Gross realized losses [1]	(91)	(247)
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

	March 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$3,616	(55)	441,707	(35,987)	445,323	(36,042)
U.S. government sponsored enterprises	14	—	—	292,633	(27,982)	292,633	(27,982)
State and local governments	97	13,974	(225)	61,829	(2,964)	75,803	(3,189)
Corporate bonds	5	11,864	(221)	13,350	(706)	25,214	(927)
Residential mortgage-backed securities	428	20,139	(528)	3,159,113	(392,118)	3,179,252	(392,646)
Commercial mortgage-backed securities	155	235,155	(6,526)	853,535	(80,016)	1,088,690	(86,542)
Total available-for-sale	755	$284,748	(7,555)	4,822,167	(539,773)	5,106,915	(547,328)

	December 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$4,150	(64)	435,375	(42,552)	439,525	(42,616)
U.S. government sponsored enterprises	14	—	—	287,364	(32,793)	287,364	(32,793)
State and local governments	121	71,512	(2,109)	20,753	(2,640)	92,265	(4,749)
Corporate bonds	5	25,146	(992)	—	—	25,146	(992)
Residential mortgage-backed securities	441	301,548	(24,581)	2,965,512	(414,511)	3,267,060	(439,092)
Commercial mortgage-backed securities	157	673,102	(41,984)	435,176	(61,655)	1,108,278	(103,639)
Total available-for-sale	794	$1,075,458	(69,730)	4,144,180	(554,151)	5,219,638	(623,881)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at March 31, 2023 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at March 31, 2023 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on available-for-sale debt securities totaled $10,050,000 and $10,518,000 at March 31, 2023, and December 31, 2022, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2023, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at March 31, 2023. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/

liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	March 31, 2023	December 31, 2022
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$427,447	430,542
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,196,794	1,206,441
S&P: A+, A, A- / Moody’s: A1, A2, A3	39,262	37,162
Not rated by either entity	11,643	8,495
Total municipal bonds held-to-maturity	$1,675,146	1,682,640

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at March 31, 2023 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of March 31, 2023 and December 31, 2022, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $20,669,000 and $17,524,000 at March 31, 2023 and December 31, 2022, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at March 31, 2023 or December 31, 2022.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Residential real estate	$1,508,403	1,446,008
Commercial real estate	9,992,019	9,797,047
Other commercial	2,804,104	2,799,668
Home equity	829,844	822,232
Other consumer	384,242	381,857
Loans receivable	15,518,612	15,246,812
Allowance for credit losses	(186,604)	(182,283)
Loans receivable, net	$15,332,008	15,064,529
Net deferred origination (fees) costs included in loans receivable	$(25,349)	(25,882)
Net purchase accounting (discounts) premiums included in loans receivable	$(16,811)	(17,832)
Accrued interest receivable on loans	$58,053	54,971

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2023.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	6,260	293	4,704	(121)	(230)	1,614
Charge-offs	(3,293)	(5)	(347)	(772)	(4)	(2,165)
Recoveries	1,354	3	80	603	45	623
Balance at end of period	$186,604	19,974	130,253	21,164	10,570	4,643

	Three Months ended March 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	4,344	(249)	3,927	(1,003)	559	1,110
Charge-offs	(2,694)	—	—	(799)	—	(1,895)
Recoveries	1,844	18	344	981	48	453
Balance at end of period	$176,159	16,227	122,172	23,882	9,173	4,705

During the three months ended March 31, 2023, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended March 31, 2023, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	March 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$17,031	4,338	3,842	3,559	2,354	2,938
Accruing loans 60-89 days past due	7,962	140	5,432	988	751	651
Accruing loans 90 days or more past due	3,545	54	2,623	475	194	199
Non-accrual loans with no ACL	28,153	2,036	21,966	2,109	1,227	815
Non-accrual loans with ACL	250	—	—	69	—	181
Total past due and non-accrual loans	56,941	6,568	33,863	7,200	4,526	4,784
Current loans receivable	15,461,671	1,501,835	9,958,156	2,796,904	825,318	379,458
Total loans receivable	$15,518,612	1,508,403	9,992,019	2,804,104	829,844	384,242

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$16,331	2,796	5,462	4,192	754	3,127
Accruing loans 60-89 days past due	4,636	142	2,865	297	529	803
Accruing loans 90 days or more past due	1,559	215	472	542	138	192
Non-accrual loans with no ACL	31,036	2,236	22,943	3,790	1,234	833
Non-accrual loans with ACL	115	—	—	56	—	59
Total past due and non-accrual loans	53,677	5,389	31,742	8,877	2,655	5,014
Current loans receivable	15,193,135	1,440,619	9,765,305	2,790,791	819,577	376,843
Total loans receivable	$15,246,812	1,446,008	9,797,047	2,799,668	822,232	381,857

The Company had $27,000 and $720,000 of interest reversed on non-accrual loans during the three months ended March 31, 2023 and March 31, 2022, respectively.

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

	March 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,290	—	21	3,269	—	—
Residential real estate	3,661	2,214	91	49	1,195	112
Other real estate	34,262	45	33,922	201	70	24
Other	810	—	—	31	—	779
Total	$42,023	2,259	34,034	3,550	1,265	915

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,172	—	32	3,140	—	—
Residential real estate	5,061	2,407	990	318	1,201	145
Other real estate	33,125	49	32,333	300	75	368
Other	1,155	—	—	530	—	625
Total	$42,513	2,456	33,355	4,288	1,276	1,138

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures, which changed the disclosures and classifications of loans previously considered TDRs. The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310, whereas prior periods are presented in accordance with the prior guidance as disclosed in the Company’s 2022 Annual Report Form 10-K. The following tables shows the amortized cost basis at the end of the period of the loans modified to borrowers experiencing financial difficulty by segment:

	March 31, 2023
	Term Extension		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Commercial real estate	$4,981	—%	$—	—%	$35	—%	$5,016
Other commercial	1,568	0.1%	—	—%	25	—%	$1,593
Other consumer	18	—%	10	—%	—	—%	$28
Total	$6,567		$10		$60		$6,637

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	2.11%	10 months	—
Other commercial	—%	6 months	—
Other consumer	—%	8 months	$10 thousand

There were no financing receivables modified in the twelve months that had a payment default during the period.

The following table depicts the performance of loans that have been modified in the last twelve months by segment:

(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due
Commercial real estate	$5,016	1,446	3,570	—
Other commercial	1,593	1,379	193	21
Other consumer	28	28	—	—
Total	$6,637	2,853	3,763	21

Additional Disclosures
The implementation of FASB ASU 2022-02, Financial Instruments - Credit Losses Trouble Deb Restructings and Vintage Disclosures, eliminated the guidance and disclosure requirements related to TDRs. The following tables represent disclosures for the prior period that are no longer required as of January 1, 2023, but are included in this Form 10-Q since the Company is required to disclose comparative information with respected to restructured loans. A restructured loan was considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The following tables present TDRs that occurred during the periods presented and the TDRs that occurred within the previous twelve months that subsequently defaulted during the periods presented:

	Three Months ended March 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
TDRs that occurred during the period
Number of loans	3	1	—	2	—	—
Pre-modification recorded balance	$87	31	—	56	—	—
Post-modification recorded balance	$87	31	—	56	—	—

The modifications for the loans designated as TDRs during the three months ended March 31, 2022 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the prior periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $77,000 for the three months ended March 31, 2022, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in consumer for the three months ended March 31, 2022. At December 31, 2022, the Company had $270,000, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At December 31, 2022, the Company did not have any OREO secured by residential real estate properties.

Credit Quality Indicators
The Company categorizes commercial real estate and other commercial loans into risk categories based on relevant information about the ability of borrowers to service their obligations. The following tables present the amortized cost in commercial real estate and other commercial loans based on the Company’s internal risk rating and the gross charge-offs. The date of a modification, renewal or extension of a loan is considered for the year of origination if the terms of the loan are as favorable to the Company as the terms are for a comparable loan to other borrowers with similar credit risk.

	March 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023 (year-to-date)	$—	461,073	461,073	—	—	—
2022	300	2,541,603	2,534,386	—	6,912	305
2021	—	2,406,658	2,403,479	—	3,179	—
2020	—	1,228,836	1,224,116	—	4,720	—
2019	—	728,604	693,522	—	35,082	—
Prior	47	2,394,798	2,316,087	1,412	77,268	31
Revolving loans	—	230,447	230,209	—	237	1
Total	$347	9,992,019	9,862,872	1,412	127,398	337
Other commercial loans
Term loans by origination year
2023 (year-to-date)	$755	60,778	60,004	—	774	—
2022	—	628,411	626,914	17	1,479	1
2021	—	567,517	564,433	—	2,123	961
2020	2	292,021	288,377	—	3,641	3
2019	—	183,443	178,084	—	5,357	2
Prior	15	524,802	516,219	108	8,434	41
Revolving loans	—	547,132	543,827	—	3,305	—
Total	$772	2,804,104	2,777,858	125	25,113	1,008

	December 31, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022	2,584,831	2,578,558	—	6,273	—
2021	2,457,790	2,454,696	—	3,094	—
2020	1,274,852	1,269,254	—	5,598	—
2019	744,634	709,246	—	35,388	—
2018	658,268	634,316	—	23,952	—
Prior	1,851,965	1,787,941	1,416	62,576	32
Revolving loans	224,707	224,629	—	78	—
Total	9,797,047	9,658,640	1,416	136,959	32
Other commercial loans
Term loans by origination year
2022	603,393	599,498	371	3,469	55
2021	573,273	569,542	—	2,707	1,024
2020	308,555	304,179	—	4,373	3
2019	191,498	185,748	—	5,748	2
2018	140,122	135,727	—	4,394	1
Prior	404,319	398,523	114	5,322	360
Revolving loans	578,508	567,770	—	10,604	134
Total	2,799,668	2,760,987	485	36,617	1,579

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023 (year-to-date)	$—	34,038	34,038	—	—
2022	5	594,723	592,734	1,989	—
2021	—	540,013	539,632	381	—
2020	—	112,360	112,360	—	—
2019	—	44,792	44,000	792	—
Prior	—	179,783	176,377	1,316	2,090
Revolving loans	—	2,694	2,694	—	—
Total	$5	1,508,403	1,501,835	4,478	2,090
Home equity loans
Term loans by origination year
2023 (year-to-date)	$—	—	—	—	—
2022	—	61	61	—	—
2021	—	80	80	—	—
2020	—	26	26	—	—
2019	—	221	191	—	30
Prior	—	7,196	6,893	135	168
Revolving loans	4	822,260	818,067	2,970	1,223
Total	$4	829,844	825,318	3,105	1,421
Other consumer loans
Term loans by origination year
2023 (year-to-date)	$2,011	40,877	39,490	1,359	28
2022	13	131,626	130,497	875	254
2021	47	85,679	84,915	675	89
2020	34	44,976	44,746	180	50
2019	25	17,849	17,487	205	157
Prior	35	24,027	23,266	154	607
Revolving loans	—	39,208	39,057	141	10
Total	$2,165	384,242	379,458	3,589	1,195

	December 31, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022	543,469	543,023	446	—
2021	552,748	551,756	992	—
2020	116,810	116,543	136	131
2019	45,055	44,604	451	—
2018	37,252	36,993	—	259
Prior	149,292	146,318	913	2,061
Revolving loans	1,382	1,382	—	—
Total	1,446,008	1,440,619	2,938	2,451
Home equity loans
Term loans by origination year
2022	60	60	—	—
2021	77	77	—	—
2020	82	82	—	—
2019	225	195	—	30
2018	594	594	—	—
Prior	7,165	6,868	131	166
Revolving loans	814,029	811,701	1,152	1,176
Total	822,232	819,577	1,283	1,372
Other consumer loans
Term loans by origination year
2022	152,685	149,702	2,825	158
2021	94,210	93,749	421	40
2020	49,257	48,990	212	55
2019	20,432	20,166	96	170
2018	10,598	9,970	91	537
Prior	16,014	15,786	106	122
Revolving loans	38,661	38,480	179	2
Total	381,857	376,843	3,930	1,084

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$30,254		30,254
Accumulated depreciation	(3,786)		(2,760)
Net ROU assets	$26,468	42,931	27,494	43,551
Lease liabilities	$26,899	46,171	28,204	46,579
Weighted-average remaining lease term	12 years	16 years	12 years	17 years
Weighted-average discount rate	3.6%	3.6%	3.6%	3.6%

Maturities of lease liabilities consist of the following:

	March 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,483	4,737
Maturing one year through two years	4,424	4,692
Maturing two years through three years	4,432	4,520
Maturing three years through four years	4,442	4,353
Maturing four years through five years	3,482	3,956
Thereafter	11,569	41,659
Total lease payments	32,832	63,917
Present value of lease payments
Short-term	3,574	3,181
Long-term	23,325	42,990
Total present value of lease payments	26,899	46,171
Difference between lease payments and present value of lease payments	$5,933	17,746

The components of lease expense consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Finance lease cost
Amortization of ROU assets	$1,026	78
Interest on lease liabilities	244	46
Operating lease cost	1,496	1,496
Short-term lease cost	205	105
Variable lease cost	443	307
Sublease income	(13)	(12)
Total lease expense	$3,401	2,020

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2023		March 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$244	926	46	1,025
Financing cash flows	861	N/A	39	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2023 and 2022 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net carrying value at beginning of period	$985,393	985,393

The Company performed its annual goodwill impairment test during the third quarter of 2022 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2023 and December 31, 2022.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Carrying value at beginning of period	$13,488	12,839
Additions	101	2,461
Amortization	(313)	(1,812)
Carrying value at end of period	$13,276	13,488
Principal balances of loans serviced for others	$1,641,897	1,661,294
Fair value of servicing rights	$19,665	19,716

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

(Dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Loans receivable	$135,194	134,603
Accrued interest receivable	491	370
Other assets	49,753	48,136
Total assets	$185,438	183,109
Liabilities
Other borrowed funds	$49,286	49,089
Accrued interest payable	270	274
Other liabilities	75	179
Total liabilities	$49,631	49,542

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $75,813,000 and $72,918,000 as of March 31, 2023 and December 31, 2022, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2023 and 2022. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at March 31, 2023 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2023	$27,231
2024	47,624
2025	17,401
2026	7,241
2027	381
Thereafter	2,649
Total	$102,527

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

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Amortization expense	$3,949	2,995
Tax credits and other tax benefits recognized	5,283	3,996
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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	March 31, 2023	December 31, 2022
Residential mortgage-backed securities	$1,191,323	945,916

The repurchase agreements are secured by debt securities with carrying values of $1,444,580,000 and $1,378,962,000 at March 31, 2023 and December 31, 2022, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the three months ended March 31, 2023. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent plus 3 month LIBOR. At March 31, 2023 and December 31, 2022, the interest rate caps had a fair value of $6,705,000 and $7,757,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $42,000 for the three months ended March 31, 2023 and 2022, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending March 31, 2023 and 2022 was as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Amount of (loss) gain recognized in OCI	$(36)	2,967
Amount of gain reclassified from OCI to net income	974	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2023 and December 31, 2022, loan commitments with interest rate lock commitments totaled $42,228,000 and $28,910,000, respectively. At March 31, 2023 and December 31, 2022, the fair value of the related derivatives on the interest rate lock commitments was $732,000 and $362,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At March 31, 2023 and December 31, 2022, TBA commitments were $18,500,000 and $21,000,000, respectively. At March 31, 2023 and December 31, 2022, the fair value was $170,000 and $188,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Consulting and outside services	$4,081	3,143
Debit card expenses	2,965	1,804
VIE amortization and other expenses	2,528	2,544
Loan expenses	1,707	1,823
Telephone	1,579	1,594
Business development	1,361	1,081
Employee expenses	1,295	1,088
Postage	1,118	995
Accounting and audit fees	1,024	671
Printing and supplies	844	1,050
Checking and operating expenses	666	352
Mergers and acquisition expenses	352	6,207
Legal fees	325	448
Gain on dispositions of fixed assets	(15)	(310)
Other	2,302	1,354
Total other expenses	$22,132	23,844

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(276,295)	2,218	(274,077)
Reclassification adjustments for gains and transfers included in net income	(507)	—	(507)
Reclassification adjustments for amortization included in net income for transferred securities	(584)	—	(584)
Net current period other comprehensive (loss) income	(277,386)	2,218	(275,168)
Balance at March 31, 2022	$(250,348)	2,539	(247,809)
Balance at January 1, 2023	$(474,338)	5,546	(468,792)
Other comprehensive (loss) income before reclassifications	57,890	(27)	57,863
Reclassification adjustments for gains and transfers included in net income	24	(728)	(704)
Reclassification adjustments for amortization included in net income for transferred securities	1,405	—	1,405
Net current period other comprehensive (loss) income	59,319	(755)	58,564
Balance at March 31, 2023	$(415,019)	4,791	(410,228)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2023	March 31, 2022
Net income available to common stockholders, basic and diluted	$61,211	67,795
Average outstanding shares - basic	110,824,648	110,724,655
Add: dilutive restricted stock units and stock options	57,060	75,346
Average outstanding shares - diluted	110,881,708	110,800,001
Basic earnings per share	$0.55	0.61
Diluted earnings per share	$0.55	0.61
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	205,974	4,934
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2023 and 2022.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2023.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $119,000 and net losses of $1,583,000 for the three month periods ended March 31, 2023 and 2022, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$450,228	—	450,228	—
U.S. government sponsored enterprises	292,632	—	292,632	—
State and local governments	102,678	—	102,678	—
Corporate bonds	26,122	—	26,122	—
Residential mortgage-backed securities	3,179,568	—	3,179,568	—
Commercial mortgage-backed securities	1,147,085	—	1,147,085	—
Loans held for sale, at fair value	14,461	—	14,461	—
Interest rate caps	6,705	—	6,705	—
Interest rate locks	732	—	732	—
Total assets measured at fair value on a recurring basis	$5,220,211	—	5,220,211	—
TBA hedge	$170	—	170	—
Total liabilities measured at fair value on a recurring basis	$170	—	170	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$444,727	—	444,727	—
U.S. government sponsored enterprises	287,364	—	287,364	—
State and local governments	132,993	—	132,993	—
Corporate bonds	26,109	—	26,109	—
Residential mortgage-backed securities	3,267,341	—	3,267,341	—
Commercial mortgage-backed securities	1,148,773	—	1,148,773	—
Loans held for sale, at fair value	12,314	—	12,314	—
Interest rate caps	7,757	—	7,757	—
Interest rate locks	362	—	362	—
Total assets measured at fair value on a recurring basis	$5,327,740	—	5,327,740	—
TBA hedge	$188	—	188	—
Total liabilities measured at fair value on a recurring basis	$188	—	188	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2023.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,439	—	—	1,439
Total assets measured at fair value on a non-recurring basis	$1,439	—	—	1,439

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,360	—	—	1,360
Total assets measured at fair value on a non-recurring basis	$1,360	—	—	1,360

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2023	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,363	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	76	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$1,439

	Fair Value December 31, 2022	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,329	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	31	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
$1,360
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended March 31, 2023.

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

FHLB advances: fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.

FRB borrowing: fair value of borrowings through the FRB is estimated based on borrowing rates currently available to the Company through the FRB Bank Term Funding facility with similar terms and maturities.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,529,534	1,529,534	—	—
Debt securities, held-to-maturity	3,664,393	—	3,292,753	—
Loans receivable, net of ACL	15,332,008	—	—	15,063,785
Total financial assets	$20,525,935	1,529,534	3,292,753	15,063,785
Financial liabilities
Term deposits	$1,155,494	—	1,156,303	—
FHLB advances	335,000	—	335,000	—
FRB Bank Term Funding	2,740,000		2,730,300
Repurchase agreements and other borrowed funds	1,267,508	—	1,267,508	—
Subordinated debentures	132,822	—	113,358	—
Total financial liabilities	$5,630,824	—	5,602,469	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$401,995	401,995	—	—
Debt securities, held-to-maturity	3,715,052	—	3,274,792	—
Loans receivable, net of ACL	15,064,529	—	—	14,806,354
Total financial assets	$19,181,576	401,995	3,274,792	14,806,354
Financial liabilities
Term deposits	$880,589	—	874,850	—
FHLB advances	1,800,000	—	1,799,936	—
Repurchase agreements and other borrowed funds	1,023,209	—	1,023,209	—
Subordinated debentures	132,782	—	122,549	—
Total financial liabilities	$3,836,580	—	3,820,544	—

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are based on assumptions that are subject to change. The following factors, among others, including additional factors identified in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and in the Company’s 2022 Annual Report on Form 10-K, could cause actual results to differ materially from the anticipated results:

•risks associated with lending and potential adverse changes in the credit quality of the Company’s loan portfolio;
•changes in monetary and fiscal policies, including interest rate policies of the Federal Reserve Board, which could adversely affect the Company’s net interest income and margin, the fair value of its financial instruments, profitability, and stockholders’ equity;
•legislative or regulatory changes, including increased banking and consumer protection regulations, that may adversely affect the Company’s business;
•risks related to overall economic conditions, including the impact on the economy of a rising interest rate environment, inflationary pressures, and geopolitical instability, including the war in Ukraine;
•risks associated with the Company’s ability to negotiate, complete, and successfully integrate any future acquisitions;
•costs or difficulties related to the completion and integration of acquisitions;
•impairment of the goodwill recorded by the Company in connection with acquisitions, which may have an adverse impact on earnings and capital;
•reduction in demand for banking products and services, whether as a result of changes in customer behavior, economic conditions, banking environment, or competition;
•deterioration of the reputation of banks and the financial services industry, which could adversely affect the Company's ability to obtain and maintain customers;
•changes in the competitive landscape, including as may result from new market entrants or further consolidation in the financial services industry, resulting in the creation of larger competitors with greater financial resources;
•risks presented by continued public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow through acquisitions;
•risks associated with dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (the “Bank”) divisions;
•material failure, potential interruption or breach in security of the Company’s systems or changes in technological which could expose the Company to cybersecurity risks, fraud, system failures, or direct liabilities;
•risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•success in managing risks involved in the foregoing; and
•effects of any reputational damage to the Company resulting from any of the foregoing.

Forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
Operating results
Net income	$61,211	79,677	67,795
Basic earnings per share	$0.55	0.72	0.61
Diluted earnings per share	$0.55	0.72	0.61
Dividends declared per share	$0.33	0.33	0.33
Market value per share
Closing	$42.01	49.42	50.28
High	$50.03	59.70	60.69
Low	$37.07	48.64	49.61
Selected ratios and other data
Number of common stock shares outstanding	110,868,713	110,777,780	110,763,316
Average outstanding shares - basic	110,824,648	110,773,084	110,724,655
Average outstanding shares - diluted	110,881,708	110,872,127	110,800,001
Return on average assets (annualized)	0.93%	1.19%	1.06%
Return on average equity (annualized)	8.54%	11.35%	8.97%
Efficiency ratio	60.39%	53.18%	57.11%
Dividend payout ratio	60.00%	45.83%	54.10%
Loan to deposit ratio	77.09%	74.05%	63.52%
Number of full time equivalent employees	3,390	3,390	3,439
Number of locations	222	221	223
Number of ATMs	263	265	273

The Company reported net income of $61.2 million for the current quarter, a decrease of $6.6 million, or 10 percent, from the $67.8 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.55 per share, a decrease of 10 percent from the prior year first quarter diluted earnings per share of $0.61. The decrease in net income versus the prior quarter and prior year first quarter is primarily due to the significant increase in funding costs.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Cash and cash equivalents	$1,529,534	401,995	436,805	1,127,539	1,092,729
Debt securities, available-for-sale	5,198,313	5,307,307	6,535,763	(108,994)	(1,337,450)
Debt securities, held-to-maturity	3,664,393	3,715,052	3,576,941	(50,659)	87,452
Total debt securities	8,862,706	9,022,359	10,112,704	(159,653)	(1,249,998)
Loans receivable
Residential real estate	1,508,403	1,446,008	1,125,648	62,395	382,755
Commercial real estate	9,992,019	9,797,047	8,865,585	194,972	1,126,434
Other commercial	2,804,104	2,799,668	2,661,048	4,436	143,056
Home equity	829,844	822,232	715,963	7,612	113,881
Other consumer	384,242	381,857	362,775	2,385	21,467
Loans receivable	15,518,612	15,246,812	13,731,019	271,800	1,787,593
Allowance for credit losses	(186,604)	(182,283)	(176,159)	(4,321)	(10,445)
Loans receivable, net	15,332,008	15,064,529	13,554,860	267,479	1,777,148
Other assets	2,078,186	2,146,492	1,995,955	(68,306)	82,231
Total assets	$27,802,434	26,635,375	26,100,324	1,167,059	1,702,110

Total debt securities of $8.863 billion at March 31, 2023 decreased $160 million, or 2 percent, during the current quarter and decreased $1.250 billion, or 12 percent, from the prior year first quarter. The Company continues to utilize cash flow from the securities portfolio to primarily fund loan growth. Debt securities represented 32 percent of total assets at March 31, 2023 compared to 34 percent at December 31, 2022 and 39 percent at March 31, 2022. In addition, the Company increased its cash position by $1.1 billion during the current quarter to further strengthen its liquidity position.

The loan portfolio of $15.519 billion increased $272 million, or 7 percent annualized, during the current quarter with the largest dollar increase in commercial real estate which increased $195 million, or 8 percent annualized. The loan portfolio increased $1.788 billion, or 13 percent, from the prior year first quarter with the largest dollar increase in commercial real estate loans which increased $1.126 billion, or 13 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Deposits
Non-interest bearing deposits	$7,001,241	7,690,751	7,990,003	(689,510)	(988,762)
NOW and DDA accounts	5,156,709	5,330,614	5,376,881	(173,905)	(220,172)
Savings accounts	2,985,351	3,200,321	3,287,521	(214,970)	(302,170)
Money market deposit accounts	3,429,123	3,472,281	4,044,655	(43,158)	(615,532)
Certificate accounts	1,155,494	880,589	995,147	274,905	160,347
Core deposits, total	19,727,918	20,574,556	21,694,207	(846,638)	(1,966,289)
Wholesale deposits	420,390	31,999	3,688	388,391	416,702
Deposits, total	20,148,308	20,606,555	21,697,895	(458,247)	(1,549,587)
Securities sold under agreements to repurchase	1,191,323	945,916	958,479	245,407	232,844
Federal Home Loan Bank advances	335,000	1,800,000	80,000	(1,465,000)	255,000
FRB Bank Term Funding	2,740,000	—	—	2,740,000	2,740,000
Other borrowed funds	76,185	77,293	57,258	(1,108)	18,927
Subordinated debentures	132,822	132,782	132,661	40	161
Other liabilities	251,892	229,524	239,838	22,368	12,054
Total liabilities	$24,875,530	23,792,070	23,166,131	1,083,460	1,709,399

During the current quarter, the Company continued to focus on its diversified deposit and repurchase agreement product offerings. Total deposits and retail repurchase agreements of $21.340 billion at the current quarter end increased $289 million, or 1 percent, during March and decreased $213 million, or 1 percent, during the current quarter. Non-interest bearing deposits were 35 percent of total core deposits at March 31, 2023 compared to 37 percent at December 31, 2022 and March 31, 2022.

During the current quarter, the Company participated in the Bank Term Funding Program of the Federal Reserve Bank (“FRB”) which enabled the Company to pay off higher rate FHLB advances. The FHLB advances decreased $1.465 billion during the current quarter while FRB Bank Term funding increased $2.740 billion and was used to fund the FHLB pay down, support the additional $1.1 billion cash position and the current quarter decrease in deposits. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Common equity	$3,337,132	3,312,097	3,182,002	25,035	155,130
Accumulated other comprehensive income	(410,228)	(468,792)	(247,809)	58,564	(162,419)
Total stockholders’ equity	2,926,904	2,843,305	2,934,193	83,599	(7,289)
Goodwill and core deposit intangible, net	(1,024,545)	(1,026,994)	(1,034,987)	2,449	10,442
Tangible stockholders’ equity	$1,902,359	1,816,311	1,899,206	86,048	3,153

Stockholders’ equity to total assets	10.53%	10.67%	11.24%
Tangible stockholders’ equity to total tangible assets	7.10%	7.09%	7.58%
Book value per common share	$26.40	25.67	26.49	0.73	(0.09)
Tangible book value per common share	$17.16	16.40	17.15	0.76	0.01

Tangible stockholders’ equity of $1.902 billion at March 31, 2023 increased $86.0 million, or 5 percent, from the prior quarter which was primarily due to earnings retention and the decrease in the net unrealized loss (after-tax) on the AFS debt securities. Accumulated other comprehensive income (“AOCI”) includes the net unrealized loss (after-tax) on AFS debt securities. AOCI does not include $278 million of net unrealized loss on HTM debt securities. Tangible book value per common share of $17.16 at the current quarter end increased $0.76 per share, or 5 percent, from the prior quarter. The tangible book value per common share increased $0.01 per share from the prior year first quarter.

Cash Dividend
On March 29, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share The current quarter dividend of $0.33 per share was consistent with the dividend declared in the prior quarter and the prior year first quarter. The dividend was payable April 20, 2023 to shareholders of record on April 11, 2023. The dividend was the Company’s 152nd consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2023
Compared to December 31, 2022, March 31, 2022

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Net interest income
Interest income	$231,888	225,085	190,516	6,803	41,372
Interest expense	45,696	21,026	4,961	24,670	40,735
Total net interest income	186,192	204,059	185,555	(17,867)	637
Non-interest income
Service charges and other fees	17,771	18,734	17,111	(963)	660
Miscellaneous loan fees and charges	3,967	3,905	3,555	62	412
Gain on sale of loans	2,400	2,175	9,015	225	(6,615)
(Loss) gain on sale of investments	(114)	519	446	(633)	(560)
Other income	3,871	3,150	3,436	721	435
Total non-interest income	27,895	28,483	33,563	(588)	(5,668)
Total income	$214,087	232,542	219,118	(18,455)	(5,031)
Net interest margin (tax-equivalent)	3.08%	3.30%	3.20%

Net Interest Income
The current quarter interest income of $232 million increased $6.8 million, or 3 percent, over the prior quarter and was driven primarily by the increase in the loan portfolio and an increase in loan yields. The current quarter interest income increased $41.4 million, or 22 percent, over the prior year first quarter also due to loan growth and increased loan yields.

The current quarter interest expense of $45.7 million increased $24.7 million, or 117 percent, over the prior quarter and increased $40.7 million, or 821 percent, over the prior year first quarter primarily the result of an increase in rates on deposits and borrowings along with increased use of borrowing programs. Core deposit cost (including non-interest bearing deposits) was 23 basis points for the current quarter compared to 8 basis points in the prior quarter and 7 basis points for the prior year first quarter. The total cost of funding (including non-interest bearing deposits) was 79 basis points in the current quarter compared to 35 basis points in the prior quarter and 9 basis points in the prior year first quarter which was the result of the increased deposit and borrowing rates.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.08 percent compared to 3.30 percent in the prior quarter and 3.20 percent in the prior year first quarter. The core net interest margin, excluding discount accretion, the impact from non-accrual interest and the impact from the PPP loans, was 3.07 percent compared to 3.27 percent in the prior quarter and 3.07 percent in the prior year first quarter. The core net interest margin decreased 20 basis points in the current quarter primarily as a result of increased deposit and borrowing rates. The loan yield of 5.02 percent in the current quarter increased 19 basis points from the prior quarter loan yield of 4.83 percent and increased 43 basis points from the prior year first quarter core loan yield of 4.59 percent. New loan production yields for the quarter were 6.96 percent.

Non-interest Income
Non-interest income for the current quarter totaled $27.9 million which was a decrease of $588 thousand, or 2 percent, over the prior quarter. Current quarter non-interest income decreased $5.7 million, or 17 percent, over the same quarter last year which was primarily driven by the decrease in gain on sale of residential loans. Gain on the sale of residential loans of $2.4 million for the current quarter increased $225 thousand, or 10 percent, compared to the prior quarter and decreased $6.6 million, or 73 percent, from the prior year first quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Compensation and employee benefits	$81,477	79,814	79,074	1,663	2,403
Occupancy and equipment	11,665	10,734	10,964	931	701
Advertising and promotions	4,235	3,558	3,232	677	1,003
Data processing	8,109	8,079	7,475	30	634
Other real estate owned	12	5	—	7	12
Regulatory assessments and insurance	4,903	3,425	3,055	1,478	1,848
Core deposit intangibles amortization	2,449	2,664	2,664	(215)	(215)
Other expenses	22,132	20,700	23,844	1,432	(1,712)
Total non-interest expense	$134,982	128,979	130,308	6,003	4,674

Total non-interest expense of $135 million for the current quarter increased $6.0 million, or 5 percent, over the prior quarter and increased $4.7 million, or 4 percent, over the prior year first quarter.

Compensation and employee expense of $81.5 million for the current quarter increased $1.7 million, or 2 percent, from the prior quarter and increased $2.4 million, or 3 percent, over the prior year first quarter which was driven primarily by annual salary increases. Regulatory assessments and insurance of $4.9 million, increased $1.5 million, or 43 percent, over the prior quarter and $1.8 million, or 60 percent, over the prior year first quarter and was primarily due to the FDIC uniformly increasing all depository institutions premiums in the current quarter. Other expense of $22.1 million in the current quarter increased $1.4 million, or 7 percent, over prior quarter due to a $2.5 million gain on sale of former branch in the prior quarter. Other expense in the current quarter decreased by $1.7 million, or 7 percent, over the prior year first quarter primarily as a result of a decrease in acquisition-related expense which was partially offset by increases in several miscellaneous expense categories. Acquisition-related expense was $352 thousand in the current quarter compared to $804 thousand in the prior quarter and $6.2 million in the prior year first quarter.

Efficiency Ratio
The efficiency ratio was 60.39 percent in the current quarter compared to 53.18 percent in the prior quarter and 57.11 percent in the prior year first quarter. The increase from prior quarter and prior year first quarter was primarily attributable to the increase in interest expense and non-interest expense in the current quarter.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2023	$6,260	$1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%
Second quarter 2021	(5,723)	(725)	1.35%	0.11%	0.26%

The current quarter provision for credit loss expense for loans was $6.3 million which was an increase of $200 thousand from the prior quarter and a $1.9 million increase from the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

Net charge-offs for the current and prior quarter were $2.0 million compared to $850 thousand for the prior year first quarter. Net charge-offs of $2.0 million included $2.0 million in deposit overdraft net charge-offs and $31 thousand of net loan recoveries.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$450,228	5%	$444,727	5%	$465,760	5%
U.S. government sponsored enterprises	292,632	3%	287,364	3%	302,350	3%
State and local governments	102,678	1%	132,993	1%	463,041	5%
Corporate bonds	26,122	1%	26,109	1%	113,185	1%
Residential mortgage-backed securities	3,179,568	36%	3,267,341	36%	3,974,655	39%
Commercial mortgage-backed securities	1,147,085	13%	1,148,773	13%	1,216,772	12%
Total available-for-sale	5,198,313	59%	5,307,307	59%	6,535,763	65%
Held-to-maturity
U.S. government and federal agency	848,741	9%	846,046	9%	843,264	8%
State and local governments	1,675,146	19%	1,682,640	19%	1,385,516	14%
Residential mortgage-backed securities	1,140,506	13%	1,186,366	13%	1,348,161	13%
Total held-to-maturity	3,664,393	41%	3,715,052	41%	3,576,941	35%
Total debt securities	$8,862,706	100%	$9,022,359	100%	$10,112,704	100%

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

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$446,471	397,032	456,074	395,371
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,258,275	1,101,111	1,291,020	1,102,120
S&P: A+, A, A- / Moody’s: A1, A2, A3	57,399	56,950	58,045	56,865
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	—	—	—	—
Not rated by either entity	18,172	16,352	14,534	14,089
Total	$1,780,317	1,571,445	1,819,673	1,568,445

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$399,353	374,215	421,698	389,762
General obligation - limited	184,093	163,893	186,401	162,096
Revenue	1,157,354	997,230	1,171,971	981,486
Certificate of participation	36,788	33,450	36,864	32,464
Other	2,729	2,657	2,739	2,637
Total	$1,780,317	1,571,445	1,819,673	1,568,445

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$378,704	332,467	382,529	324,651
Texas	127,597	114,241	128,590	113,444
Michigan	85,468	80,363	89,372	82,649
California	116,246	105,063	117,284	102,804
Washington	98,855	89,829	103,106	92,411
All other states	973,447	849,482	998,792	852,486
Total	$1,780,317	1,571,445	1,819,673	1,568,445

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2023. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$24	3.82%	$435,735	1.07%	$3,791	3.86%	$10,678	4.17%	$—	—%	$450,228	1.17%
U.S. government sponsored enterprises	—	—%	292,632	1.29%	—	—%	—	—%	—	—%	292,632	1.29%
State and local governments	1,860	2.04%	38,571	1.82%	32,139	2.40%	30,108	2.49%	—	—%	102,678	2.21%
Corporate bonds	—	—%	21,579	3.61%	3,635	4.00%	908	0.46%	—	—%	26,122	3.56%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,179,568	1.22%	3,179,568	1.22%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,147,085	2.57%	1,147,085	2.57%
Total available-for-sale	1,884	2.06%	788,517	1.25%	39,565	2.70%	41,694	2.87%	4,326,653	1.57%	5,198,313	1.54%
Held-to-maturity
U.S. government and federal agency	—	—%	711,654	1.61%	137,087	1.66%	—	—%	—	—%	848,741	1.62%
State and local governments	2,834	2.47%	66,730	2.90%	169,924	3.12%	1,435,658	2.47%	—	—%	1,675,146	2.55%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,140,506	1.63%	1,140,506	1.63%
Total held-to-maturity	2,834	2.47%	778,384	1.72%	307,011	2.47%	1,435,658	2.47%	1,140,506	1.63%	3,664,393	2.05%
Total debt securities	$4,718	2.30%	$1,566,901	1.48%	$346,576	2.49%	$1,477,352	2.48%	$5,467,159	1.58%	$8,862,706	1.74%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2023, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at March 31, 2023.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of March 31, 2023, the Company determined that none of such securities were impaired.

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

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,508,403	10%	$1,446,008	9%	$1,125,648	8%
Commercial real estate	9,992,019	65%	9,797,047	65%	8,865,585	65%
Other commercial	2,804,104	18%	2,799,668	19%	2,661,048	20%
Home equity	829,844	5%	822,232	5%	715,963	6%
Other consumer	384,242	3%	381,857	3%	362,775	2%
Loans receivable	15,518,612	101%	15,246,812	101%	13,731,019	101%
Allowance for credit losses	(186,604)	(1)%	(182,283)	(1)%	(176,159)	(1)%
Loans receivable, net	$15,332,008	100%	$15,064,529	100%	$13,554,860	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Other real estate owned and foreclosed assets	$31	32	43
Accruing loans 90 days or more past due	3,545	1,559	4,510
Non-accrual loans	28,403	31,151	57,923
Total non-performing assets	$31,979	32,742	62,476
Non-performing assets as a percentage of subsidiary assets	0.12%	0.12%	0.24%
ACL as a percentage of non-performing loans	584%	557%	282%
Accruing loans 30-89 days past due	$24,993	20,967	16,080
U.S. government guarantees included in non-performing assets	$2,071	2,312	5,068
Interest income [1]	$353	1,450	648
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $32.0 million at March 31, 2023 decreased $763 thousand, or 2 percent, over the prior quarter and decreased $30.5 million, or 49 percent, over prior year first quarter. Non-performing assets as a percentage of subsidiary assets at March 31, 2023 was 0.12 percent compared to 0.12 percent in the prior quarter and 0.24 percent in the prior year first quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $24.9 million at March 31, 2023 increased $3.9 million from the prior quarter and increased $8.8 million from the prior year first quarter. Early stage delinquencies as a percentage of loans at March 31, 2023 was 16 basis points, which compared to 14 basis points in the prior quarter and 12 basis points from prior year first quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulties are considered modification if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at March 31, 2023 had an amortized cost of $6.6 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2023 was $25 thousand. The fair value of the loan collateral acquired in foreclosure during 2023 was $8 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Balance at beginning of period	$32	18	18
Additions	8	907	45
Sales	(9)	(893)	(20)
Balance at end of period	$31	32	43

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$19,974	11%	10%	$19,683	10%	10%	$16,227	9%	8%
Commercial real estate	130,253	70%	64%	125,816	69%	65%	122,172	69%	65%
Other commercial	21,164	11%	18%	21,454	12%	18%	23,882	14%	19%
Home equity	10,570	6%	5%	10,759	6%	5%	9,173	5%	5%
Other consumer	4,643	2%	3%	4,571	3%	2%	4,705	3%	3%
Total	$186,604	100%	100%	$182,283	100%	100%	$176,159	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended		At or for the Year ended		At or for the Three Months ended
(Dollars in thousands)	March 31, 2023	% of Average Loans	December 31, 2022	% of Average Loans	March 31, 2022	% of Average Loans
Balance at beginning of period	$182,283		172,665		172,665
Provision for credit losses	6,260		17,433		4,344
Net (charge-offs) recoveries
Residential real estate	(2)	—%	63	—%	18	—%
Commercial real estate	(267)	—%	684	0.01%	344	—%
Other commercial	(169)	(0.01)%	(2,545)	(0.10)%	182	0.01%
Home equity	41	—%	250	0.03%	48	0.01%
Other consumer	(1,542)	(0.40)%	(6,267)	(1.70)%	(1,442)	(0.41)%
Net charge-offs	(1,939)	(0.01)%	(7,815)	(0.05)%	(850)	(0.01)%
Balance at end of period	$186,604		182,283		176,159
ACL as a percentage of total loans	1.20%		1.20%		1.28%
Non-accrual loans as a percentage of total loans	0.21%		0.20%		0.42%
ACL as a percentage of non-accrual loans	656.99%		585.16%		304.13%

The current quarter credit loss expense of $5.5 million included $6.3 million of credit loss expense from loans and $790 thousand of credit loss benefit from unfunded loan commitments.

The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at March 31, 2023 was 1.20 percent which was the same compared to the prior quarter and an 8 basis points decrease from the prior year first quarter. The Company’s ACL of $187 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2023 and 2022, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 222 locations, including 187 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Custom and owner occupied construction	$295,604	$298,461	$265,579	(1)%	11%
Pre-sold and spec construction	312,715	297,895	258,429	5%	21%
Total residential construction	608,319	596,356	524,008	2%	16%
Land development	230,823	219,842	180,270	5%	28%
Consumer land or lots	187,498	206,604	184,217	(9)%	2%
Unimproved land	104,811	104,662	90,498	—%	16%
Developed lots for operative builders	69,896	60,987	61,276	15%	14%
Commercial lots	91,780	93,952	98,403	(2)%	(7)%
Other construction	965,244	938,406	833,218	3%	16%
Total land, lot, and other construction	1,650,052	1,624,453	1,447,882	2%	14%
Owner occupied	2,885,798	2,833,469	2,675,681	2%	8%
Non-owner occupied	3,631,158	3,531,673	3,190,519	3%	14%
Total commercial real estate	6,516,956	6,365,142	5,866,200	2%	11%
Commercial and industrial	1,353,919	1,377,888	1,378,500	(2)%	(2)%
Agriculture	715,863	735,553	731,248	(3)%	(2)%
1st lien	1,864,294	1,808,502	1,466,279	3%	27%
Junior lien	42,397	40,445	33,438	5%	27%
Total 1-4 family	1,906,691	1,848,947	1,499,717	3%	27%
Multifamily residential	649,148	622,185	545,483	4%	19%
Home equity lines of credit	893,037	872,899	753,362	2%	19%
Other consumer	224,125	220,035	207,827	2%	8%
Total consumer	1,117,162	1,092,934	961,189	2%	16%
States and political subdivisions	806,878	797,656	659,742	1%	22%
Other	208,085	198,012	168,334	5%	24%
Total loans receivable, including loans held for sale	15,533,073	15,259,126	13,782,303	2%	13%
Less loans held for sale [1]	(14,461)	(12,314)	(51,284)	17%	(72)%
Total loans receivable	$15,518,612	$15,246,812	$13,731,019	2%	13%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Mar 31, 2023	Mar 31, 2023	Mar 31, 2023
Custom and owner occupied construction	$220	224	233	220	—	—
Pre-sold and spec construction	1,548	389	—	—	1,548	—
Total residential construction	1,768	613	233	220	1,548	—
Land development	129	138	240	129	—	—
Consumer land or lots	112	278	160	112	—	—
Unimproved land	51	78	128	51	—	—
Developed lots for operative builders	607	251	—	—	607	—
Commercial lots	188	—	—	141	47	—
Other construction	12,884	12,884	12,884	12,884	—	—
Total land, lot and other construction	13,971	13,629	13,412	13,317	654	—
Owner occupied	2,682	2,076	3,508	2,424	258	—
Non-owner occupied	4,544	805	1,526	4,539	5	—
Total commercial real estate	7,226	2,881	5,034	6,963	263	—
Commercial and industrial	2,001	3,326	4,252	1,715	262	24
Agriculture	2,573	2,574	28,801	2,208	365	—
1st lien	2,015	2,678	2,015	1,950	65	—
Junior lien	111	166	301	105	6	—
Total 1-4 family	2,126	2,844	2,316	2,055	71	—
Multifamily residential	—	4,535	6,469	—	—	—
Home equity lines of credit	1,225	1,393	1,416	1,042	183	—
Other consumer	1,062	911	543	883	172	7
Total consumer	2,287	2,304	1,959	1,925	355	7
Other	27	36	—	—	27	—
Total	$31,979	32,742	62,476	28,403	3,545	31

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Custom and owner occupied construction	$1,624	$1,082	$703	50%	131%
Pre-sold and spec construction	—	1,712	—	(100)%	n/m
Total residential construction	1,624	2,794	703	(42)%	131%
Land development	946	—	317	n/m	198%
Consumer land or lots	668	442	28	51%	2,286%
Unimproved land	—	120	—	(100)%	n/m
Developed lots for operative builders	—	958	142	(100)%	(100)%
Commercial lots	—	47	54	(100)%	(100)%
Other construction	5,264	209	—	2,419%	n/m
Total land, lot and other construction	6,878	1,776	541	287%	1,171%
Owner occupied	1,783	3,478	3,778	(49)%	(53)%
Non-owner occupied	429	496	266	(14)%	61%
Total commercial real estate	2,212	3,974	4,044	(44)%	(45)%
Commercial and industrial	3,677	3,439	3,275	7%	12%
Agriculture	947	1,367	162	(31)%	485%
1st lien	3,321	2,174	2,963	53%	12%
Junior lien	385	190	78	103%	394%
Total 1-4 family	3,706	2,364	3,041	57%	22%
Multifamily residential	201	492	—	(59)%	n/m
Home equity lines of credit	2,804	1,182	1,315	137%	113%
Other consumer	1,598	1,824	1,097	(12)%	46%
Total consumer	4,402	3,006	2,412	46%	83%
States and political subdivisions	—	28	21	(100)%	(100)%
Other	1,346	1,727	1,881	(22)%	(28)%
Total	$24,993	$20,967	$16,080	19%	55%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Mar 31, 2023	Mar 31, 2023
Custom and owner occupied construction	$—	17	—	—	—
Pre-sold and spec construction	$(4)	(15)	(4)	—	4
Total residential construction	(4)	2	(4)	—	4
Land development	—	(34)	(21)	—	—
Consumer land or lots	—	(46)	(10)	—	—
Total land, lot and other construction	—	(80)	(31)	—	—
Owner occupied	(68)	555	(386)	—	68
Non-owner occupied	298	(242)	(2)	300	2
Total commercial real estate	230	313	(388)	300	70
Commercial and industrial	(382)	(70)	(449)	24	406
Agriculture	—	(7)	(2)	—	—
1st lien	44	(109)	(9)	47	3
Junior lien	(5)	(302)	(78)	—	5
Total 1-4 family	39	(411)	(87)	47	8
Multifamily residential	—	136	—	—	—
Home equity lines of credit	(39)	(91)	(5)	4	43
Other consumer	125	451	55	160	35
Total consumer	86	360	50	164	78
Other	1,970	7,572	1,761	2,758	788
Total	$1,939	7,815	850	3,293	1,354

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and debt securities, securities sold under agreements to repurchase (“repurchase agreements”), wholesale deposits, advances from FHLB, borrowings from the FRB, and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, match maturities of longer-term assets or manage interest rate risk.

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

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,001,241	35%	$7,690,751	37%	$7,990,003	36%
NOW and DDA accounts	5,156,709	25%	5,330,614	26%	5,376,881	25%
Savings accounts	2,985,351	15%	3,200,321	16%	3,287,521	15%
Money market deposit accounts	3,429,123	17%	3,472,281	17%	4,044,655	19%
Certificate accounts	1,155,494	6%	880,589	4%	995,147	5%
Wholesale deposits	420,390	2%	31,999	—%	3,688	—%
Total interest bearing deposits	13,147,067	65%	12,915,804	63%	13,707,892	64%
Total deposits	$20,148,308	100%	$20,606,555	100%	$21,697,895	100%

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

During the first quarter of 2023, the FRB also offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par. The Company participated in the BTFP which enabled the Company to pay off higher rate FHLB advances and support its current cash position.

Additionally, the Company has other sources of secured and unsecured borrowing lines from various sources that may be used from time to time.

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Bank’s Asset Liability Committee (“ALCO”) such as rate increases or unfavorable change in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, FRB Bank Term Funding facility, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the Federal Reserve Bank (“FRB”) as well as a line of credit with a large national banking institution. FHLB advances and certain other short-term borrowings may be renewed as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds and other risks.

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2023. The subordinated debentures outstanding as of March 31, 2023 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2023 and determined its ACL of $24.5 million was adequate to absorb the estimated credit losses.

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

Liquidity Risk
In the normal course of business, the Company has commitments that require material cash requirements for customer deposits outflows, repurchase agreements, borrowed funds, lease obligations, off-balance sheet obligations, operating expenses and other contractual obligations. The source of funding for such requirements includes loan repayments, customer deposit inflows, borrowings, revenue from operations, and capital resources. Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost. The objective of liquidity management is to maintain cash flows adequate to meet current and future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses. Effective liquidity management entails three elements:
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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
FHLB advances
Borrowing capacity	$3,939,638	4,358,079
Amount utilized	(335,000)	(1,800,000)
Letters of credit	(2,075)	(2,075)
Amount available	$3,602,563	2,556,004
FRB discount window
Borrowing capacity	$1,641,990	1,680,117
Amount utilized	—	—
Amount available	$1,641,990	1,680,117
FRB Bank Term Funding Program
Borrowing capacity	$3,575,755	—
Amount utilized	(2,740,000)	—
Amount available	$835,755	$—
Unsecured lines of credit available	$805,000	805,000
Unencumbered debt securities
U.S. government and federal agency	$393,683	811,311
U.S. government sponsored enterprises	—	286,480
State and local governments	1,777,824	1,513,164
Corporate bonds	26,122	26,109
Residential mortgage-backed securities	63,690	2,646,766
Commercial mortgage-backed securities	290,010	970,300
Total unencumbered debt securities [1]	$2,551,329	6,254,130
____________________________
1 Total unencumbered debt securities at March 31, 2023, included $663 million classified as AFS and $1.9 billion classified as HTM. Total unencumbered debt securities at December 31, 2022, included $4.0 billion classified as AFS, and $2.8 million classified as HTM. During the quarter, the Company increased the amount of securities pledged to the FRB’s Bank Term Funding Program.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,868,713 have been issued as of March 31, 2023. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2023. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2023, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2023:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.73%	12.69%	12.69%	9.06%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Three Months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Income Before Income Taxes	$73,635	81,779
Federal and state income tax expense	12,424	13,984
Net Income	$61,211	67,795
Effective tax rate [1]	16.9%	17.1%
Income from tax-exempt debt securities, municipal loans and leases	$19,657	17,612
Benefits from federal income tax credits	$5,283	3,996
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $14.7 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2024	$7,408	17,158	642	25,208
2025	5,812	22,144	602	28,558
2026	4,332	23,512	451	28,295
2027	3,612	23,577	219	27,408
2028	3,612	21,636	42	25,290
Thereafter	1,596	88,340	190	90,126
	$26,372	196,367	2,146	224,885

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,493,938	$15,838	4.24%	$1,140,224	$15,515	5.44%
Commercial loans [1]	12,655,551	157,456	5.05%	11,318,767	125,919	4.51%
Consumer and other loans	1,207,315	16,726	5.62%	1,075,102	11,791	4.45%
Total loans [2]	15,356,804	190,020	5.02%	13,534,093	153,225	4.59%
Tax-exempt investment securities [3,4]	1,761,533	16,030	3.64%	1,723,125	15,664	3.64%
Taxable investment securities [5]	8,052,662	31,084	1.54%	8,883,211	26,465	1.19%
Total earning assets	25,170,999	237,134	3.82%	24,140,429	195,354	3.28%
Goodwill and intangibles	1,025,716			1,036,315
Non-earning assets	478,962			756,422
Total assets	$26,675,677			$25,933,166
Liabilities
Non-interest bearing deposits	$7,274,228	$—	—%	$7,859,706	$—	—%
NOW and DDA accounts	5,080,175	2,271	0.18%	5,279,984	845	0.06%
Savings accounts	3,107,559	514	0.07%	3,246,512	332	0.04%
Money market deposit accounts	3,468,953	5,834	0.68%	4,030,795	1,381	0.14%
Certificate accounts	984,770	2,584	1.06%	1,019,595	897	0.36%
Total core deposits	19,915,685	11,203	0.23%	21,436,592	3,455	0.07%
Short-term borrowings
Wholesale deposits [6]	120,468	1,342	4.52%	17,191	9	0.22%
Repurchase agreements	1,035,582	4,606	1.80%	970,544	393	0.16%
FHLB advances	1,990,833	23,605	4.74%	15,000	12	0.33%
FRB Bank Term Funding	280,944	3,032	4.32%	—	—	—%
Total short-term borrowings	3,427,827	32,585	3.80%	1,002,735	414	0.17%
Long-term borrowings
Subordinated debentures and other borrowed funds	209,547	1,908	3.69%	179,725	1,092	2.46%
Total interest bearing liabilities	23,553,059	45,696	0.79%	22,619,052	4,961	0.09%
Other liabilities	217,245			249,316
Total liabilities	23,770,304			22,868,368
Stockholders’ Equity
Stockholders’ equity	2,905,373			3,064,798
Total liabilities and stockholders’ equity	$26,675,677			$25,933,166
Net interest income (tax-equivalent)		$191,438			$190,393
Net interest spread (tax-equivalent)			3.03%			3.19%
Net interest margin (tax-equivalent)			3.08%			3.20%
______________________________
1Includes tax effect of $1.8 million and $1.4 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2023, and 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $3.3 million and $3.3 million on tax-exempt debt securities income for the three months ended March 31, 2023, and 2022, respectively.
4Includes interest income of $2.1 million and $80 thousand on average interest-bearing cash balances of $176.3 million and $222.1 million for the three months ended March 31, 2023, and 2022, respectively.
5Includes tax effect of $215 thousand and $225 thousand on federal income tax credits for the three months ended March 31, 2023, and 2022, respectively.
6Wholesale deposits include brokered deposits classified as NOW, DDA, money market deposit and certificate accounts with contractual maturities.

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

	Three Months ended
	2023 vs. 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$4,813	(4,490)	323
Commercial loans (tax-equivalent)	14,871	16,666	31,537
Consumer and other loans	1,450	3,485	4,935
Investment securities (tax-equivalent)	(3,145)	8,133	4,988
Total interest income	17,989	23,794	41,783
Interest expense
NOW and DDA accounts	(32)	1,457	1,425
Savings accounts	(14)	197	183
Money market deposit accounts	(192)	4,646	4,454
Certificate accounts	(31)	1,717	1,686
Wholesale deposits	56	1,277	1,333
Repurchase agreements	27	4,186	4,213
FHLB advances	1,633	21,960	23,593
FRB Bank Term Funding	3,032	—	3,032
Subordinated debentures and other borrowed funds	181	635	816
Total interest expense	4,660	36,075	40,735
Net interest income (tax-equivalent)	$13,329	(12,281)	1,048

Net interest income (tax-equivalent) increased $1.0 million for the three months ended March 31, 2023 compared to the same period in 2022. The interest income for the first three months of 2023 increased over the same period last year primarily loan growth and increased loan yields. The increase in interest expense for the first three months of 2023 was primarily the result of an increase in interest rates coupled with an increase in higher costs borrowings.

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

The following is indicative of the Company’s overall NII sensitivity analysis as of March 31, 2023. The Company’s NII sensitivity remained within policy limits at March 31, 2023.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-100 bps Rate shock	3.87%	2.48%
+100 bps Rate shock	(3.19%)	(3.04%)
+200 bps Rate shock	(6.23%)	(5.96%)
+200 bps Rate ramp	(4.30%)	(6.82%)
+300 bps Rate shock	(9.30%)	(8.91%)
+400 bps Rate shock	(12.36%)	(11.87%)
+400 bps Rate ramp	(4.32%)	(11.04%)

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. Growth in the Company’s core deposit franchise, updated deposit pricing assumptions, and other balance sheet changes It is important to note that these hypothetical estimates are based upon numerous assumptions that are specific to our Company and thus may not be directly comparable to other institutions. These assumptions include: the nature and timing of interest rate levels including, but not limited to, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K. The risks and uncertainties described in the 2022 Annual Report continue to be present and should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be adversely affected.

Recent events impacting the financial services industry could adversely affect our results of operations and financial condition.

Late in the first quarter of 2023, the financial services industry was negatively affected by the bank failures involving Silicon Valley Bank and Signature Bank. More recently, First Republic Bank was acquired by JP Morgan Chase after being seized by the FDIC. The adverse events involving Silicon Valley Bank and Signature Bank caused significant volatility in the trading prices of stock of publicly traded bank holding companies and have decreased confidence in banks among depositors and investors. Such ramifications could continue or worsen in light of the recent failure and acquisition of First Republic Bank. Banking regulators’ actions in response to these events have included ensuring that depositors of Silicon Valley and Signature would have access to their deposits, including uninsured deposit accounts, establishing the Bank Term Funding Program as an additional source of liquidity for banks generally, and most recently facilitating the acquisition of First Republic by JP Morgan Chase. Continued concerns relating to these adverse events could result in a reduction in demand for our products and services, including withdrawals of uninsured deposits, and could impact profitability and stockholders’ equity. The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

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

GLACIER BANCORP, INC.

May 2, 2023	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 2, 2023	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO