Form 10-Q
period 2023-06-30
GLACIER BANCORP, INC.
filed 2023-08-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 16, 2023 was 110,875,271. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2023	December 31, 2022
Assets
Cash on hand and in banks	$285,920	300,194
Interest bearing cash deposits	765,400	101,801
Cash and cash equivalents	1,051,320	401,995
Debt securities, available-for-sale	4,999,820	5,307,307
Debt securities, held-to-maturity	3,608,289	3,715,052
Total debt securities	8,608,109	9,022,359
Loans held for sale, at fair value	35,006	12,314
Loans receivable	15,954,962	15,246,812
Allowance for credit losses	(189,385)	(182,283)
Loans receivable, net	15,765,577	15,064,529
Premises and equipment, net	405,407	398,100
Other real estate owned and foreclosed assets	52	32
Accrued interest receivable	88,351	83,538
Deferred tax asset	179,815	193,187
Core deposit intangible, net	36,725	41,601
Goodwill	985,393	985,393
Non-marketable equity securities	10,014	82,015
Bank-owned life insurance	169,195	169,068
Other assets	192,715	181,244
Total assets	$27,527,679	26,635,375
Liabilities
Non-interest bearing deposits	$6,458,394	7,690,751
Interest bearing deposits	13,549,836	12,915,804
Securities sold under agreements to repurchase	1,356,862	945,916
Federal Home Loan Bank advances	—	1,800,000
FRB Bank Term Funding	2,740,000	—
Other borrowed funds	75,819	77,293
Subordinated debentures	132,863	132,782
Accrued interest payable	47,742	4,331
Other liabilities	239,637	225,193
Total liabilities	24,601,153	23,792,070
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively	1,109	1,108
Paid-in capital	2,346,422	2,344,005
Retained earnings - substantially restricted	1,009,782	966,984
Accumulated other comprehensive loss	(430,787)	(468,792)
Total stockholders’ equity	2,926,526	2,843,305
Total liabilities and stockholders’ equity	$27,527,679	26,635,375
Number of common stock shares issued and outstanding	110,873,887	110,777,780
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Income
Investment securities	$47,658	42,841	91,300	81,495
Residential real estate loans	17,076	13,026	32,914	28,541
Commercial loans	164,587	131,259	320,269	255,815
Consumer and other loans	18,044	12,511	34,770	24,302
Total interest income	247,365	199,637	479,253	390,153
Interest Expense
Deposits	31,700	3,141	44,245	6,605
Securities sold under agreements to repurchase	8,607	367	13,213	760
Federal Home Loan Bank advances	3,305	1,298	26,910	1,310
FRB Bank Term Funding	29,899	—	32,931	—
Other borrowed funds	443	264	939	484
Subordinated debentures	1,431	1,129	2,843	2,001
Total interest expense	75,385	6,199	121,081	11,160
Net Interest Income	171,980	193,438	358,172	378,993
Provision for credit losses	2,773	(1,533)	8,243	5,498
Net interest income after provision for credit losses	169,207	194,971	349,929	373,495
Non-Interest Income
Service charges and other fees	18,967	17,309	36,738	34,420
Miscellaneous loan fees and charges	4,162	3,850	8,129	7,405
Gain on sale of loans	3,528	4,996	5,928	14,011
(Loss) gain on sale of debt securities	(23)	(260)	(137)	186
Other income	2,445	2,385	6,316	5,821
Total non-interest income	29,079	28,280	56,974	61,843
Non-Interest Expense
Compensation and employee benefits	78,764	79,803	160,241	158,877
Occupancy and equipment	10,827	10,766	22,492	21,730
Advertising and promotions	3,733	3,766	7,968	6,998
Data processing	8,402	7,553	16,511	15,028
Other real estate owned and foreclosed assets	14	6	26	6
Regulatory assessments and insurance	5,314	3,085	10,217	6,140
Core deposit intangibles amortization	2,427	2,665	4,876	5,329
Other expenses	21,123	21,877	43,255	45,721
Total non-interest expense	130,604	129,521	265,586	259,829
Income Before Income Taxes	67,682	93,730	141,317	175,509
Federal and state income tax expense	12,727	17,338	25,151	31,322
Net Income	$54,955	76,392	116,166	144,187
Basic earnings per share	$0.50	0.69	1.05	1.30
Diluted earnings per share	$0.50	0.69	1.05	1.30
Dividends declared per share	$0.33	0.33	0.66	0.66
Average outstanding shares - basic	110,870,964	110,765,379	110,847,806	110,745,017
Average outstanding shares - diluted	110,875,535	110,794,982	110,879,654	110,799,368

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$54,955	76,392	116,166	144,187
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gain on available-for-sale securities	(29,628)	(108,253)	47,838	(477,977)
Reclassification adjustment for (gains) losses included in net income	—	(87)	31	(765)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,307	1,186	3,188	404
Tax effect	7,157	27,078	(12,902)	120,876
Net of tax amount	(21,164)	(80,076)	38,155	(357,462)
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	1,922	903	1,886	3,870
Reclassification adjustment for gains included in net income	(1,113)	(2)	(2,087)	(2)
Tax effect	(204)	(228)	51	(977)
Net of tax amount	605	673	(150)	2,891
Total other comprehensive (loss) income, net of tax	(20,559)	(79,403)	38,005	(354,571)
Total Comprehensive Income (Loss)	$34,396	(3,011)	154,171	(210,384)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2023 and 2022

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at April 1, 2022	110,763,316	$1,108	2,339,405	841,489	(247,809)	2,934,193
Net income	—	—	—	76,392	—	76,392
Other comprehensive loss	—	—	—	—	(79,403)	(79,403)
Cash dividends declared ($0.33 per share)	—	—	—	(36,635)	—	(36,635)
Stock issuances under stock incentive plans	2,971	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,692	—	—	1,692
Balance at June 30, 2022	110,766,287	$1,108	2,341,097	881,246	(327,212)	2,896,239
Balance at April 1, 2023	110,868,713	$1,109	2,344,514	991,509	(410,228)	2,926,904
Net income	—	—	—	54,955	—	54,955
Other comprehensive loss	—	—	—	—	(20,559)	(20,559)
Cash dividends declared ($0.33 per share)	—	—	—	(36,682)	—	(36,682)
Stock issuances under stock incentive plans	5,174	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,908	—	—	1,908
Balance at June 30, 2023	110,873,887	$1,109	2,346,422	1,009,782	(430,787)	2,926,526

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2023 and 2022

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	144,187	—	144,187
Other comprehensive loss	—	—	—	—	(354,571)	(354,571)
Cash dividends declared ($0.66 per share)	—	—	—	(73,283)	—	(73,283)
Stock issuances under stock incentive plans	78,754	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,284	—	—	2,284
Balance at June 30, 2022	110,766,287	$1,108	2,341,097	881,246	(327,212)	2,896,239
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	116,166	—	116,166
Other comprehensive income	—	—	—	—	38,005	38,005
Cash dividends declared ($0.66 per share)	—	—	—	(73,368)	—	(73,368)
Stock issuances under stock incentive plans	96,107	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,418	—	—	2,418
Balance at June 30, 2023	110,873,887	$1,109	2,346,422	1,009,782	(430,787)	2,926,526

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Operating Activities
Net income	$116,166	144,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,243	5,498
Net amortization of debt securities	7,523	17,854
Net amortization of purchase accounting adjustments and deferred loan fees and costs	2,154	7,070
Origination of loans held for sale	(200,375)	(492,225)
Proceeds from loans held for sale	247,440	545,318
Gain on sale of loans	(5,928)	(14,011)
Loss (gain) on sale of debt securities	137	(186)
Bank-owned life insurance income, net	(1,928)	(1,827)
Stock-based compensation, net of tax benefits	3,181	3,081
Depreciation and amortization of premises and equipment	13,624	12,168
Gain on sale and write-downs of other real estate owned, net	(56)	(1)
Amortization of core deposit intangibles	4,876	5,329
Amortization of investments in variable interest entities	10,508	8,600
Net increase in accrued interest receivable	(4,813)	(3,666)
Net increase in other assets	(6,059)	(24,304)
Net increase (decrease) in accrued interest payable	43,411	(75)
Net (decrease) increase in other liabilities	(18,577)	3,856
Net cash provided by operating activities	219,527	216,666
Investing Activities
Sales of available-for-sale debt securities	29,972	—
Maturities, prepayments and calls of available-for-sale debt securities	318,448	668,563
Purchases of available-for-sale debt securities	—	(410,032)
Maturities, prepayments and calls of held-to-maturity debt securities	106,040	100,111
Purchases of held-to-maturity debt securities	—	(482,727)
Principal collected on loans	1,469,343	3,266,467
Loan originations	(2,248,230)	(4,256,894)
Net additions to premises and equipment	(20,243)	(12,696)
Proceeds from sale of other real estate owned	87	46
Proceeds from redemption of non-marketable equity securities	628,801	71,836
Purchases of non-marketable equity securities	(556,800)	(94,998)
Proceeds from bank-owned life insurance	1,787	1,304
Investments in variable interest entities	(12,001)	(26,035)
Net cash used in investing activities	(282,796)	(1,175,055)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Financing Activities
Net (decrease) increase in deposits	$(597,957)	446,927
Net increase (decrease) in securities sold under agreements to repurchase	410,946	(52,597)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(1,800,000)	580,000
Proceeds from long-term FRB Bank Term Funding advances	2,740,000	—
Net (decrease) increase in other borrowed funds	(1,735)	11,060
Cash dividends paid	(36,886)	(47,851)
Tax withholding payments for stock-based compensation	(1,774)	(1,430)
Net cash provided by financing activities	712,594	936,109
Net increase (decrease) in cash, cash equivalents and restricted cash	649,325	(22,280)
Cash, cash equivalents and restricted cash at beginning of period	401,995	437,686
Cash, cash equivalents and restricted cash at end of period	$1,051,320	415,406
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$77,670	11,235
Cash paid during the period for income taxes	15,296	26,710
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$—	2,154,475
Sale and refinancing of other real estate owned	23	—
Transfer of loans to other real estate owned	74	406
Right-of-use assets obtained in exchange for new lease liabilities	674	11,805
Dividends declared during the period but not paid	36,781	36,730

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results anticipated for the year ending December 31, 2023. The condensed consolidated statement of financial condition of the Company as of December 31, 2022 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at June 30, 2023 was $0.

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

A debt security is investment grade if the issuer has adequate capacity to meet its commitment over the expected life of the investment, i.e., the risk of default is low and full and timely repayment of interest and principal is expected. To determine investment grade status for debt securities, the Company conducts due diligence of the creditworthiness of the issuer or counterparty prior to acquisition and ongoing thereafter consistent with the risk characteristics of the security and the overall risk of the investment portfolio. Credit quality due diligence takes into account the extent to which a security is guaranteed by the U.S. government and other agencies of the U.S. government. The depth of the due diligence is based on the complexity of the structure, the size of the security, and takes into account material positions and specific groups of securities or stratification for analysis and review of similar risk positions. The due diligence includes consideration of payment performance, collateral adequacy, internal analyses, third party research and analytics, external credit ratings and default statistics.

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

Loans that are 30 days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for 90 days or more. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments on non-accrual loans are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off impaired loans. For other loans on non-accrual, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company has acquired loans through acquisitions, some of which have experienced more than insignificant credit deterioration since origination. The Company considers all acquired non-accrual loans to be PCD loans. In addition, the Company considers loans accruing 90 days or more past due or substandard loans to be PCD loans. An ACL is determined using the same methodology as other loans held for investment. The ACL determined on a collective basis is allocated to individual loans. The sum of a loan’s fair value and ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.

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

The Company regularly reviews loans in the portfolio to assess credit quality indicators and to determine the appropriate loan classification and grading in accordance with applicable bank regulations. The primary credit quality indicator for residential, home equity and other consumer loans is the days past due status, which consists of the following categories: 1) performing loans; 2) 30 to 89 days past due loans; and 3) non-accrual and 90 days or more past due loans. The primary credit quality indicator for commercial real estate and commercial loans is the Company’s internal risk rating system, which includes the following categories: 1) pass loans; 2) special mention loans; 3) substandard loans; and 4) doubtful or loss loans. Such credit quality indicators are regularly monitored and incorporated into the Company’s allowance estimate. The following paragraphs further define the internal risk ratings for commercial real estate and commercial loans.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Provision for credit loss loans	$5,254	(1,353)	11,514	2,991
Provision for credit (benefit) loss unfunded	(2,481)	(180)	(3,271)	2,507
Total provision for credit losses	$2,773	(1,533)	8,243	5,498

There was no provision for credit losses on debt securities for the six months ended June 30, 2023, and 2022, respectively.

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

Federal Reserve Bank Term Funding Program
During the first quarter of 2023, the FRB offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par for pledging purposes.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards CodificationTM (“ASC”) Topic 606 was $43,200,000 and $39,174,000 for the six months ended June 30, 2023 and 2022, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2023 and December 31, 2022 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

ASU 2020-04, ASU 2021-01, ASU 2022-06 - Reference Rate Reform. In March 2020, FASB amended topic 848 related to the facilitation of the effects of reference rate reform on financial reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”). These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company has reviewed all of its LIBOR based products and all products have been adjusted to another index as LIBOR ceased to be published after June 30, 2023. The Company adjusted its processes and procedures related to the amendments and it did not have a material impact to the Company’s financial position and results and operations.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$485,844	15	(39,018)	446,841
U.S. government sponsored enterprises	321,072	—	(29,965)	291,107
State and local governments	103,426	315	(3,537)	100,204
Corporate bonds	27,035	—	(1,095)	25,940
Residential mortgage-backed securities	3,426,128	5	(405,688)	3,020,445
Commercial mortgage-backed securities	1,211,242	477	(96,436)	1,115,283
Total available-for-sale	$5,574,747	812	(575,739)	4,999,820
Held-to-maturity
U.S. government and federal agency	850,234	—	(79,162)	771,072
State and local governments	1,665,346	1,604	(217,532)	1,449,418
Residential mortgage-backed securities	1,092,709	—	(100,237)	992,472
Total held-to-maturity	3,608,289	1,604	(396,931)	3,212,962
Total debt securities	9,183,036	2,416	(972,670)	8,212,782

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$487,320	23	(42,616)	444,727
U.S. government sponsored enterprises	320,157	—	(32,793)	287,364
State and local governments	137,033	709	(4,749)	132,993
Corporate bonds	27,101	—	(992)	26,109
Residential mortgage-backed securities	3,706,427	6	(439,092)	3,267,341
Commercial mortgage-backed securities	1,252,065	347	(103,639)	1,148,773
Total available-for-sale	$5,930,103	1,085	(623,881)	5,307,307
Held-to-maturity
U.S. government and federal agency	846,046	—	(83,796)	762,250
State and local governments	1,682,640	1,045	(248,233)	1,435,452
Residential mortgage-backed securities	1,186,366	—	(109,276)	1,077,090
Total held-to-maturity	3,715,052	1,045	(441,305)	3,274,792
Total debt securities	$9,645,155	2,130	(1,065,186)	8,582,099

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2023. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,392	1,372	3,086	3,070
Due after one year through five years	855,180	785,450	834,128	762,579
Due after five years through ten years	39,374	37,827	256,045	238,608
Due after ten years	41,431	39,443	1,422,321	1,216,233
	937,377	864,092	2,515,580	2,220,490
Mortgage-backed securities [1]	4,637,370	4,135,728	1,092,709	992,472
Total	$5,574,747	4,999,820	3,608,289	3,212,962
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Available-for-sale
Proceeds from sales and calls of debt securities	$6	18,146	31,285	71,266
Gross realized gains [1]	—	87	145	780
Gross realized losses [1]	—	—	(176)	(15)
Held-to-maturity
Proceeds from calls of debt securities	5,835	9,370	10,470	22,345
Gross realized gains [1]	1	14	9	29
Gross realized losses [1]	(24)	(361)	(115)	(608)
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

	June 30, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$4,208	(57)	438,893	(38,961)	443,101	(39,018)
U.S. government sponsored enterprises	14	—	—	291,107	(29,965)	291,107	(29,965)
State and local governments	101	12,912	(113)	64,434	(3,424)	77,346	(3,537)
Corporate bonds	5	—	—	25,048	(1,095)	25,048	(1,095)
Residential mortgage-backed securities	422	13,201	(404)	3,007,014	(405,284)	3,020,215	(405,688)
Commercial mortgage-backed securities	155	123,145	(6,409)	934,837	(90,027)	1,057,982	(96,436)
Total available-for-sale	754	$153,466	(6,983)	4,761,333	(568,756)	4,914,799	(575,739)

	December 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$4,150	(64)	435,375	(42,552)	439,525	(42,616)
U.S. government sponsored enterprises	14	—	—	287,364	(32,793)	287,364	(32,793)
State and local governments	121	71,512	(2,109)	20,753	(2,640)	92,265	(4,749)
Corporate bonds	5	25,146	(992)	—	—	25,146	(992)
Residential mortgage-backed securities	441	301,548	(24,581)	2,965,512	(414,511)	3,267,060	(439,092)
Commercial mortgage-backed securities	157	673,102	(41,984)	435,176	(61,655)	1,108,278	(103,639)
Total available-for-sale	794	$1,075,458	(69,730)	4,144,180	(554,151)	5,219,638	(623,881)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at June 30, 2023 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at June 30, 2023 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on available-for-sale debt securities totaled $9,507,000 and $10,518,000 at June 30, 2023, and December 31, 2022, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2023, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at June 30, 2023. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$430,598	430,542
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,190,105	1,206,441
S&P: A+, A, A- / Moody’s: A1, A2, A3	37,956	37,162
Not rated by either entity	6,687	8,495
Total municipal bonds held-to-maturity	$1,665,346	1,682,640

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at June 30, 2023 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of June 30, 2023 and December 31, 2022, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $17,764,000 and $17,524,000 at June 30, 2023 and December 31, 2022, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at June 30, 2023 or December 31, 2022.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Residential real estate	$1,588,175	1,446,008
Commercial real estate	10,220,751	9,797,047
Other commercial	2,888,810	2,799,668
Home equity	862,240	822,232
Other consumer	394,986	381,857
Loans receivable	15,954,962	15,246,812
Allowance for credit losses	(189,385)	(182,283)
Loans receivable, net	$15,765,577	15,064,529
Net deferred origination (fees) costs included in loans receivable	$(26,313)	(25,882)
Net purchase accounting (discounts) premiums included in loans receivable	$(15,631)	(17,832)
Accrued interest receivable on loans	$60,266	54,971

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2023.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$186,604	19,974	130,253	21,164	10,570	4,643
Provision for credit losses	5,254	880	(750)	1,660	577	2,887
Charge-offs	(3,790)	(15)	(69)	(1,469)	(98)	(2,139)
Recoveries	1,317	8	164	442	4	699
Balance at end of period	$189,385	20,847	129,598	21,797	11,053	6,090

	Three Months ended June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$176,159	16,227	122,172	23,882	9,173	4,705
Provision for credit losses	(1,353)	686	(385)	(2,545)	41	850
Charge-offs	(4,346)	—	(1,642)	(804)	(45)	(1,855)
Recoveries	2,503	46	1,114	546	164	633
Balance at end of period	$172,963	16,959	121,259	21,079	9,333	4,333

	Six Months ended June 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	11,514	1,173	3,954	1,539	347	4,501
Charge-offs	(7,083)	(20)	(416)	(2,241)	(102)	(4,304)
Recoveries	2,671	11	244	1,045	49	1,322
Balance at end of period	$189,385	20,847	129,598	21,797	11,053	6,090

	Six Months ended June 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	2,991	437	3,542	(3,548)	600	1,960
Charge-offs	(7,040)	—	(1,642)	(1,603)	(45)	(3,750)
Recoveries	4,347	64	1,458	1,527	212	1,086
Balance at end of period	$172,963	16,959	121,259	21,079	9,333	4,333

During the six months ended June 30, 2023, the ACL increased primarily as a result of loan portfolio growth.

The charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the six months ended June 30, 2023, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	June 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$19,957	254	13,701	1,958	1,556	2,488
Accruing loans 60-89 days past due	4,906	636	2,393	600	472	805
Accruing loans 90 days or more past due	3,876	109	2,454	826	211	276
Non-accrual loans with no ACL	27,920	2,685	21,777	1,356	1,309	793
Non-accrual loans with ACL	174	—	—	34	—	140
Total past due and non-accrual loans	56,833	3,684	40,325	4,774	3,548	4,502
Current loans receivable	15,898,129	1,584,491	10,180,426	2,884,036	858,692	390,484
Total loans receivable	$15,954,962	1,588,175	10,220,751	2,888,810	862,240	394,986

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$16,331	2,796	5,462	4,192	754	3,127
Accruing loans 60-89 days past due	4,636	142	2,865	297	529	803
Accruing loans 90 days or more past due	1,559	215	472	542	138	192
Non-accrual loans with no ACL	31,036	2,236	22,943	3,790	1,234	833
Non-accrual loans with ACL	115	—	—	56	—	59
Total past due and non-accrual loans	53,677	5,389	31,742	8,877	2,655	5,014
Current loans receivable	15,193,135	1,440,619	9,765,305	2,790,791	819,577	376,843
Total loans receivable	$15,246,812	1,446,008	9,797,047	2,799,668	822,232	381,857

The Company had $55,000 and $801,000 of interest reversed on non-accrual loans during the six months ended June 30, 2023 and June 30, 2022, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2023, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	June 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$2,935	—	60	2,875	—	—
Residential real estate	4,346	2,875	87	—	1,278	106
Other real estate	35,061	42	33,949	642	65	363
Other	749	—	—	21	—	728
Total	$43,091	2,917	34,096	3,538	1,343	1,197

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,172	—	32	3,140	—	—
Residential real estate	5,061	2,407	990	318	1,201	145
Other real estate	33,125	49	32,333	300	75	368
Other	1,155	—	—	530	—	625
Total	$42,513	2,456	33,355	4,288	1,276	1,138

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

	At or for the Three Months ended June 30, 2023
	Term Extension and Payment Deferral		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Commercial real estate	$2,014	—%	$—	—%	$—	—%	$2,014
Other commercial	3,424	0.1%	—	—%	25	—%	3,449
Home equity	52	—%	—	—%	—	—%	52
Total	$5,490		$—		$25		$5,515

	At or for the Six Months ended June 30, 2023
	Term Extension and Payment Deferral		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Commercial real estate	$6,282	0.1%	$—	—%	$338	—%	$6,620
Other commercial	5,166	0.2%	—	—%	25	—%	5,191
Home equity	52	—%	—	—%	—	—%	52
Other consumer	18	—%	10	—%	—	—%	28
Total	$11,518		$10		$363		$11,891

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	—%	1 month	—
Other commercial	—%	7 months	—
Home equity	—%	10 months	—

At or for the Six Months ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	(0.12)%	1 year, 4 months	—
Other commercial	—%	1 year	—
Home equity	—%	10 months	—
Other consumer	—%	8 months	$10 thousand

There were no financing receivables modified in the twelve months that had a payment default during the period.

The following table depicts the performance of loans that have been modified in the last twelve months by segment:

	June 30, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$6,620	1,461	3,545	—	1,614
Other commercial	5,191	3,338	1,496	320	37
Home equity	52	—	—	—	52
Other consumer	28	18	10	—	—
Total	$11,891	4,817	5,051	320	1,703

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

The modifications for the loans designated as TDRs during the six months ended June 30, 2022 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the prior periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $489,000 for the six months ended June 30, 2022, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in Other Commercial for the six months ended June 30, 2022. At December 31, 2022, the Company had $270,000, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At December 31, 2022, the Company did not have any OREO secured by residential real estate properties.

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

	June 30, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023 (year-to-date)	$—	792,436	790,185	—	2,251	—
2022	305	2,596,404	2,588,287	—	8,117	—
2021	48	2,359,809	2,357,219	—	2,590	—
2020	—	1,186,275	1,182,476	—	3,799	—
2019	—	719,973	685,034	—	34,939	—
Prior	63	2,308,849	2,244,408	—	64,410	31
Revolving loans	—	257,005	256,868	—	136	1
Total	$416	10,220,751	10,104,477	—	116,242	32
Other commercial loans
Term loans by origination year
2023 (year-to-date)	$1,591	177,854	176,480	—	1,129	245
2022	372	620,635	619,423	16	1,196	—
2021	—	558,599	555,904	—	2,693	2
2020	33	270,012	266,730	—	3,280	2
2019	—	172,529	166,737	225	5,565	2
Prior	245	498,967	491,129	103	7,735	—
Revolving loans	—	590,214	585,375	—	4,839	—
Total	$2,241	2,888,810	2,861,778	344	26,437	251

	December 31, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022	$2,584,831	2,578,558	—	6,273	—
2021	2,457,790	2,454,696	—	3,094	—
2020	1,274,852	1,269,254	—	5,598	—
2019	744,634	709,246	—	35,388	—
2018	658,268	634,316	—	23,952	—
Prior	1,851,965	1,787,941	1,416	62,576	32
Revolving loans	224,707	224,629	—	78	—
Total	$9,797,047	9,658,640	1,416	136,959	32
Other commercial loans
Term loans by origination year
2022	$603,393	599,498	371	3,469	55
2021	573,273	569,542	—	2,707	1,024
2020	308,555	304,179	—	4,373	3
2019	191,498	185,748	—	5,748	2
2018	140,122	135,727	—	4,394	1
Prior	404,319	398,523	114	5,322	360
Revolving loans	578,508	567,770	—	10,604	134
Total	$2,799,668	2,760,987	485	36,617	1,579

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023 (year-to-date)	$—	92,341	92,275	66	—
2022	5	643,088	642,834	254	—
2021	—	524,522	524,522	—	—
2020	—	106,143	106,143	—	—
2019	—	44,101	43,828	273	—
Prior	15	174,600	171,509	297	2,794
Revolving loans	—	3,380	3,380	—	—
Total	$20	1,588,175	1,584,491	890	2,794
Home equity loans
Term loans by origination year
2023 (year-to-date)	$—	—	—	—	—
2022	—	—	—	—	—
2021	48	—	—	—	—
2020	50	25	25	—	—
2019	—	216	187	—	29
Prior	—	6,812	6,557	19	236
Revolving loans	4	855,187	851,923	2,009	1,255
Total	$102	862,240	858,692	2,028	1,520
Other consumer loans
Term loans by origination year
2023 (year-to-date)	$3,810	80,477	78,916	1,458	103
2022	277	119,351	118,093	976	282
2021	73	76,821	76,381	372	68
2020	48	40,346	40,231	91	24
2019	40	15,780	15,499	121	160
Prior	56	21,341	20,650	128	563
Revolving loans	—	40,870	40,714	147	9
Total	$4,304	394,986	390,484	3,293	1,209

	December 31, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022	$543,469	543,023	446	—
2021	552,748	551,756	992	—
2020	116,810	116,543	136	131
2019	45,055	44,604	451	—
2018	37,252	36,993	—	259
Prior	149,292	146,318	913	2,061
Revolving loans	1,382	1,382	—	—
Total	$1,446,008	1,440,619	2,938	2,451
Home equity loans
Term loans by origination year
2022	$60	60	—	—
2021	77	77	—	—
2020	82	82	—	—
2019	225	195	—	30
2018	594	594	—	—
Prior	7,165	6,868	131	166
Revolving loans	814,029	811,701	1,152	1,176
Total	$822,232	819,577	1,283	1,372
Other consumer loans
Term loans by origination year
2022	$152,685	149,702	2,825	158
2021	94,210	93,749	421	40
2020	49,257	48,990	212	55
2019	20,432	20,166	96	170
2018	10,598	9,970	91	537
Prior	16,014	15,786	106	122
Revolving loans	38,661	38,480	179	2
Total	$381,857	376,843	3,930	1,084

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$30,443		30,254
Accumulated depreciation	(4,803)		(2,760)
Net ROU assets	$25,640	42,491	27,494	43,551
Lease liabilities	$26,237	45,818	28,204	46,579
Weighted-average remaining lease term	11 years	16 years	12 years	17 years
Weighted-average discount rate	3.6%	3.6%	3.6%	3.6%

Maturities of lease liabilities consist of the following:

	June 30, 2023
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,543	4,753
Maturing one year through two years	4,473	4,762
Maturing two years through three years	4,481	4,607
Maturing three years through four years	4,490	4,430
Maturing four years through five years	2,537	3,926
Thereafter	11,425	40,744
Total lease payments	31,949	63,222
Present value of lease payments
Short-term	3,663	3,201
Long-term	22,574	42,617
Total present value of lease payments	26,237	45,818
Difference between lease payments and present value of lease payments	$5,712	17,404

The components of lease expense consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost
Amortization of ROU assets	$1,032	312	2,058	390
Interest on lease liabilities	240	88	484	134
Operating lease cost	1,388	1,494	2,884	2,990
Short-term lease cost	172	108	377	213
Variable lease cost	409	337	852	644
Sublease income	(10)	(12)	(23)	(24)
Total lease expense	$3,231	2,327	6,632	4,347

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2023		June 30, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$240	896	112	994
Financing cash flows	880	N/A	243	N/A

	Six Months ended
	June 30, 2023		June 30, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$484	1,822	158	2,019
Financing cash flows	1,741	N/A	282	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2023 and 2022 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net carrying value at beginning of period	$985,393	985,393	985,393	985,393
Acquisitions and adjustments	—	—	—	—
Net carrying value at end of period	$985,393	985,393	985,393	985,393

The Company performed its annual goodwill impairment test during the third quarter of 2022 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2023 and December 31, 2022.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Carrying value at beginning of period	$13,488	12,839
Additions	200	2,461
Amortization	(685)	(1,812)
Carrying value at end of period	$13,003	13,488
Principal balances of loans serviced for others	$1,621,261	1,661,294
Fair value of servicing rights	$19,447	19,716

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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Loans receivable	$135,194	134,603
Accrued interest receivable	560	370
Other assets	49,838	48,136
Total assets	$185,592	183,109
Liabilities
Other borrowed funds	$49,582	49,089
Accrued interest payable	264	274
Other liabilities	50	179
Total liabilities	$49,896	49,542

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $77,011,000 and $72,918,000 as of June 30, 2023 and December 31, 2022, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2023 and 2022. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at June 30, 2023 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2023	$18,954
2024	54,103
2025	29,095
2026	10,013
2027	351
Thereafter	2,451
Total	$114,967

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization expense	$3,959	2,995	7,908	5,990
Tax credits and other tax benefits recognized	5,288	3,981	10,571	7,977

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2023	December 31, 2022
Residential mortgage-backed securities	$1,306,798	945,916
Commercial mortgage-backed securities	50,064	—
Total	$1,356,862	945,916

The repurchase agreements are secured by debt securities with carrying values of $1,605,518,000 and $1,378,962,000 at June 30, 2023 and December 31, 2022, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the six months ended June 30, 2023. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent plus 3 month LIBOR. At June 30, 2023 and December 31, 2022, the interest rate caps had a fair value of $7,473,000 and $7,757,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $84,000 for the six months ended June 30, 2023 and 2022, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending June 30, 2023 and 2022 was as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amount of gain recognized in OCI	$1,922	903	1,886	3,870
Amount of gain reclassified from OCI to net income	1,113	2	2,087	2

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2023 and December 31, 2022, loan commitments with interest rate lock commitments totaled $50,742,000 and $28,910,000, respectively. At June 30, 2023 and December 31, 2022, the fair value of the related derivatives on the interest rate lock commitments was $758,000 and $362,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At June 30, 2023 and December 31, 2022, TBA commitments were $34,500,000 and $21,000,000, respectively. At June 30, 2023 the fair value was $245,000 and was included in other assets with corresponding changes recorded in gain on sale of loans. At December 31, 2022, the fair value was $188,000, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Consulting and outside services	$5,085	5,266	9,166	8,409
Debit card expenses	2,762	2,280	5,727	4,084
VIE amortization and other expenses	1,218	1,169	3,746	3,713
Loan expenses	1,774	1,947	3,481	3,770
Employee expenses	1,952	1,433	3,247	2,521
Telephone	1,475	1,691	3,054	3,285
Business development	1,169	1,216	2,530	2,297
Postage	1,008	1,106	2,126	2,101
Checking and operating expenses	1,050	834	1,716	1,186
Printing and supplies	692	977	1,536	2,027
Accounting and audit fees	2	227	1,026	898
Legal fees	562	843	887	1,291
Mergers and acquisition expenses	211	2,055	563	8,262
Loss (gain) on dispositions of fixed assets	1	(957)	(14)	(1,267)
Other	2,162	1,790	4,464	3,144
Total other expenses	$21,123	21,877	43,255	45,721

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(357,192)	2,892	(354,300)
Reclassification adjustments for gains and transfers included in net income	(572)	(1)	(573)
Reclassification adjustments for amortization included in net income for transferred securities	302	—	302
Net current period other comprehensive (loss) income	(357,462)	2,891	(354,571)
Balance at June 30, 2022	$(330,424)	3,212	(327,212)
Balance at January 1, 2023	$(474,338)	5,546	(468,792)
Other comprehensive income before reclassifications	35,749	1,410	37,159
Reclassification adjustments for gains and transfers included in net income	24	(1,560)	(1,536)
Reclassification adjustments for amortization included in net income for transferred securities	2,382	—	2,382
Net current period other comprehensive (loss) income	38,155	(150)	38,005
Balance at June 30, 2023	$(436,183)	5,396	(430,787)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income available to common stockholders, basic and diluted	$54,955	76,392	116,166	144,187
Average outstanding shares - basic	110,870,964	110,765,379	110,847,806	110,745,017
Add: dilutive restricted stock units and stock options	4,571	29,603	31,848	54,351
Average outstanding shares - diluted	110,875,535	110,794,982	110,879,654	110,799,368
Basic earnings per share	$0.50	0.69	1.05	1.30
Diluted earnings per share	$0.50	0.69	1.05	1.30
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	288,413	139,496	250,651	105,947
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2023 and 2022.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2023.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $335,000 and net losses of $1,388,000 for the six month periods ended June 30, 2023 and 2022, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$446,841	—	446,841	—
U.S. government sponsored enterprises	291,107	—	291,107	—
State and local governments	100,204	—	100,204	—
Corporate bonds	25,940	—	25,940	—
Residential mortgage-backed securities	3,020,445	—	3,020,445	—
Commercial mortgage-backed securities	1,115,283	—	1,115,283	—
Loans held for sale, at fair value	35,006	—	35,006	—
Interest rate caps	7,473	—	7,473	—
Interest rate locks	758	—	758	—
TBA hedge	245	—	245	—
Total assets measured at fair value on a recurring basis	$5,043,302	—	5,043,302	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$444,727	—	444,727	—
U.S. government sponsored enterprises	287,364	—	287,364	—
State and local governments	132,993	—	132,993	—
Corporate bonds	26,109	—	26,109	—
Residential mortgage-backed securities	3,267,341	—	3,267,341	—
Commercial mortgage-backed securities	1,148,773	—	1,148,773	—
Loans held for sale, at fair value	12,314	—	12,314	—
Interest rate caps	7,757	—	7,757	—
Interest rate locks	362	—	362	—
Total assets measured at fair value on a recurring basis	$5,327,740	—	5,327,740	—
TBA hedge	$188	—	188	—
Total liabilities measured at fair value on a recurring basis	$188	—	188	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2023.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,377	—	—	1,377
Total assets measured at fair value on a non-recurring basis	$1,377	—	—	1,377

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,360	—	—	1,360
Total assets measured at fair value on a non-recurring basis	$1,360	—	—	1,360

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2023	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,364	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	13	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$1,377

	Fair Value December 31, 2022	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,329	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	31	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
$1,360
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended June 30, 2023.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,051,320	1,051,320	—	—
Debt securities, held-to-maturity	3,608,289	—	3,212,962	—
Loans receivable, net of ACL	15,765,577	—	—	15,584,879
Total financial assets	$20,425,186	1,051,320	3,212,962	15,584,879
Financial liabilities
Term deposits	$2,014,104	—	2,035,682	—
FRB Bank Term Funding	2,740,000	—	2,728,140	—
Repurchase agreements and other borrowed funds	1,432,681	—	1,432,681	—
Subordinated debentures	132,863	—	116,445	—
Total financial liabilities	$6,319,648	—	6,312,948	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$401,995	401,995	—	—
Debt securities, held-to-maturity	3,715,052	—	3,274,792	—
Loans receivable, net of ACL	15,064,529	—	—	14,806,354
Total financial assets	$19,181,576	401,995	3,274,792	14,806,354
Financial liabilities
Term deposits	$880,589	—	874,850	—
FHLB advances	1,800,000	—	1,799,936	—
Repurchase agreements and other borrowed funds	1,023,209	—	1,023,209	—
Subordinated debentures	132,782	—	122,549	—
Total financial liabilities	$3,836,580	—	3,820,544	—

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
•changes in monetary and fiscal policies, including interest rate policies of the Federal Reserve Board, which may continue to adversely affect the Company’s net interest income and margin, the fair value of its financial instruments, profitability, and stockholders’ equity;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Operating results
Net income	$54,955	61,211	76,392	116,166	144,187
Basic earnings per share	$0.50	0.55	0.69	1.05	1.30
Diluted earnings per share	$0.50	0.55	0.69	1.05	1.30
Dividends declared per share	$0.33	0.33	0.33	0.66	0.66
Market value per share
Closing	$31.17	42.01	47.42	31.17	47.42
High	$42.21	50.03	51.40	50.03	60.69
Low	$26.77	37.07	44.43	26.77	44.43
Selected ratios and other data
Number of common stock shares outstanding	110,873,887	110,868,713	110,766,287	110,873,887	110,766,287
Average outstanding shares - basic	110,870,964	110,824,648	110,765,379	110,847,806	110,745,017
Average outstanding shares - diluted	110,875,535	110,881,708	110,794,982	110,879,654	110,799,368
Return on average assets (annualized)	0.81%	0.93%	1.16%	0.87%	1.11%
Return on average equity (annualized)	7.52%	8.54%	10.55%	8.03%	9.76%
Efficiency ratio	62.73%	60.39%	55.74%	61.52%	56.42%
Dividend payout ratio	66.00%	60.00%	47.83%	62.86%	50.77%
Loan to deposit ratio	79.92%	77.09%	66.26%	79.92%	66.26%
Number of full time equivalent employees	3,369	3,390	3,439	3,369	3,439
Number of locations	222	222	224	222	224
Number of ATMs	274	263	274	274	274

The Company reported net income of $55.0 million for the current quarter, a decrease of $21.4 million, or 28 percent, from the $76.4 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.50 per share, a decrease of 28 percent from the prior year second quarter diluted earnings per share of $0.69. The decrease in net income compared to the prior quarter and prior year second quarter is primarily due to the continued increase in funding costs.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022
Cash and cash equivalents	$1,051,320	1,529,534	401,995	415,406	(478,214)	649,325	635,914
Debt securities, available-for-sale	4,999,820	5,198,313	5,307,307	6,209,199	(198,493)	(307,487)	(1,209,379)
Debt securities, held-to-maturity	3,608,289	3,664,393	3,715,052	3,788,486	(56,104)	(106,763)	(180,197)
Total debt securities	8,608,109	8,862,706	9,022,359	9,997,685	(254,597)	(414,250)	(1,389,576)
Loans receivable
Residential real estate	1,588,175	1,508,403	1,446,008	1,261,119	79,772	142,167	327,056
Commercial real estate	10,220,751	9,992,019	9,797,047	9,310,070	228,732	423,704	910,681
Other commercial	2,888,810	2,804,104	2,799,668	2,685,392	84,706	89,142	203,418
Home equity	862,240	829,844	822,232	773,582	32,396	40,008	88,658
Other consumer	394,986	384,242	381,857	369,592	10,744	13,129	25,394
Loans receivable	15,954,962	15,518,612	15,246,812	14,399,755	436,350	708,150	1,555,207
Allowance for credit losses	(189,385)	(186,604)	(182,283)	(172,963)	(2,781)	(7,102)	(16,422)
Loans receivable, net	15,765,577	15,332,008	15,064,529	14,226,792	433,569	701,048	1,538,785
Other assets	2,102,673	2,078,186	2,146,492	2,050,122	24,487	(43,819)	52,551
Total assets	$27,527,679	27,802,434	26,635,375	26,690,005	(274,755)	892,304	837,674

Total debt securities of $8.608 billion at June 30, 2023 decreased $255 million, or 3 percent, during the current quarter and decreased $1.390 billion, or 14 percent, from the prior year second quarter. The Company continues to utilize cash flow from the securities portfolio to primarily fund loan growth. Debt securities represented 31 percent of total assets at June 30, 2023, compared to 34 percent at December 31, 2022, and 37 percent at June 30, 2022.

The loan portfolio of $15.955 billion increased $436 million, or 11 percent annualized, during the current quarter with the largest dollar increase in commercial real estate which increased $229 million, or 9 percent annualized. The loan portfolio increased $1.555 billion, or 11 percent, from the prior year second quarter with the largest dollar increase in commercial real estate loans which increased $911 million, or 10 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022
Deposits
Non-interest bearing deposits	$6,458,394	7,001,241	7,690,751	8,061,304	(542,847)	(1,232,357)	(1,602,910)
NOW and DDA accounts	5,154,442	5,156,709	5,330,614	5,432,333	(2,267)	(176,172)	(277,891)
Savings accounts	2,808,571	2,985,351	3,200,321	3,296,561	(176,780)	(391,750)	(487,990)
Money market deposit accounts	3,094,302	3,429,123	3,472,281	4,021,102	(334,821)	(377,979)	(926,800)
Certificate accounts	2,014,104	1,155,494	880,589	968,382	858,610	1,133,515	1,045,722
Core deposits, total	19,529,813	19,727,918	20,574,556	21,779,682	(198,105)	(1,044,743)	(2,249,869)
Wholesale deposits	478,417	420,390	31,999	4,001	58,027	446,418	474,416
Deposits, total	20,008,230	20,148,308	20,606,555	21,783,683	(140,078)	(598,325)	(1,775,453)
Securities sold under agreements to repurchase	1,356,862	1,191,323	945,916	968,197	165,539	410,946	388,665
Federal Home Loan Bank advances	—	335,000	1,800,000	580,000	(335,000)	(1,800,000)	(580,000)
FRB Bank Term Funding	2,740,000	2,740,000	—	—	—	2,740,000	2,740,000
Other borrowed funds	75,819	76,185	77,293	66,200	(366)	(1,474)	9,619
Subordinated debentures	132,863	132,822	132,782	132,701	41	81	162
Other liabilities	287,379	251,892	229,524	262,985	35,487	57,855	24,394
Total liabilities	$24,601,153	24,875,530	23,792,070	23,793,766	(274,377)	809,083	807,387

During the current quarter, the Company continued to focus on its diversified deposit and repurchase agreement product offerings. Total deposits and retail repurchase agreements of $21.365 billion at the current quarter end increased $25.5 million, or 12 basis points, during the current quarter, primarily as a result of increases in the balance of repurchase agreements. Non-interest bearing deposits were 33 percent of total core deposits at June 30, 2023 compared to 37 percent at December 31, 2022 and June 30, 2022.

During the current quarter, the Company paid off the higher rate FHLB advances. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Company has available liquidity of $15.1 billion including cash, borrowing capacity from the FHLB and Federal Reserve facilities, unpledged securities, brokered deposits, and other sources.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022
Common equity	$3,357,313	3,337,132	3,312,097	3,223,451	20,181	45,216	133,862
Accumulated other comprehensive income	(430,787)	(410,228)	(468,792)	(327,212)	(20,559)	38,005	(103,575)
Total stockholders’ equity	2,926,526	2,926,904	2,843,305	2,896,239	(378)	83,221	30,287
Goodwill and core deposit intangible, net	(1,022,118)	(1,024,545)	(1,026,994)	(1,032,323)	2,427	4,876	10,205
Tangible stockholders’ equity	$1,904,408	1,902,359	1,816,311	1,863,916	2,049	88,097	40,492

Stockholders’ equity to total assets	10.63%	10.53%	10.67%	10.85%
Tangible stockholders’ equity to total tangible assets	7.18%	7.10%	7.09%	7.26%
Book value per common share	$26.40	26.40	25.67	26.15	—	0.73	0.25
Tangible book value per common share	$17.18	17.16	16.40	16.83	0.02	0.78	0.35

Tangible stockholders’ equity was $1.904 billion at June 30, 2023 increased $2.0 million, or 1 basis point, compared to the prior quarter and increased $88.0 million, or 5 percent, from the prior year end, which was primarily due to earnings retention and the decrease in the net unrealized loss (after-tax) on the AFS debt securities. Accumulated other comprehensive income (“AOCI”) includes the net unrealized loss (after-tax) on AFS debt securities. AOCI does not include $295 million of net unrealized loss on HTM debt securities. Tangible book value per common share of $17.18 at the current quarter end increased $0.78 per share, or 5 percent, from the prior year end. The tangible book value per common share increased $0.35 per share from the prior year second quarter.

Cash Dividend
On June 28, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The current quarter dividend of $0.33 per share was consistent with the dividend declared in the prior quarter and the prior year second quarter. The dividend was payable July 20, 2023 to shareholders of record on July 11, 2023. The dividend was the Company’s 153rd consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2023
Compared to March 31, 2023, and June 30, 2022

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2022
Net interest income
Interest income	$247,365	231,888	199,637	15,477	47,728
Interest expense	75,385	45,696	6,199	29,689	69,186
Total net interest income	171,980	186,192	193,438	(14,212)	(21,458)
Non-interest income
Service charges and other fees	18,967	17,771	17,309	1,196	1,658
Miscellaneous loan fees and charges	4,162	3,967	3,850	195	312
Gain on sale of loans	3,528	2,400	4,996	1,128	(1,468)
Loss on sale of investments	(23)	(114)	(260)	91	237
Other income	2,445	3,871	2,385	(1,426)	60
Total non-interest income	29,079	27,895	28,280	1,184	799
Total income	$201,059	214,087	221,718	(13,028)	(20,659)
Net interest margin (tax-equivalent)	2.74%	3.08%	3.23%

Net Interest Income
The current quarter interest income of $247 million increased $15.5 million, or 7 percent, over the prior quarter and was driven primarily by the increase in the loan portfolio and an increase in loan yields. The current quarter interest income increased $47.7 million, or 24 percent, over the prior year second quarter also due to loan growth and increased loan yields. The loan yield of 5.12 percent in the current quarter increased 10 basis points from the prior quarter loan yield of 5.02 percent and increased 60 basis points from the prior year second quarter loan yield of 4.52 percent.

The current quarter interest expense of $75.4 million increased $29.7 million, or 65 percent, over the prior quarter and increased $69.2 million, or 1,116 percent, over the prior year second quarter, primarily the result of an increase in rates on deposits and borrowings. Core deposit cost (including non-interest bearing deposits) was 0.57 percent for the current quarter compared to 0.23 percent in the prior quarter and 0.06 percent for the prior year second quarter. The total cost of funding (including non-interest bearing deposits) was 1.26 percent in the current quarter compared to 0.79 percent in the prior quarter and 0.11 percent in the prior year second quarter which was the result of the increased deposit and borrowing rates.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 2.74 percent compared to 3.08 percent in the prior quarter and 3.23 percent in the prior year second quarter. The core net interest margin, excluding discount accretion, the impact from non-accrual interest and the impact from the PPP loans, was 2.72 percent compared to 3.07 percent in the prior quarter and 3.16 percent in the prior year second quarter. The core net interest margin decreased 35 basis points in the current quarter primarily as a result of increased deposit and borrowing rates.

Non-interest Income
Non-interest income for the current quarter totaled $29.1 million which was an increase of $1.2 million, or 4 percent, over the prior quarter, driven by an increase in service charges and gain on the sale of residential loans. Gain on the sale of residential loans of $3.5 million for the current quarter increased $1.1 million, or 47 percent, compared to the prior quarter and decreased $1.5 million, or 29 percent, from the prior year second quarter. Service charges and other fees of $19.0 million in the current quarter increased $1.2 million, or 7 percent, over the prior quarter and increased $1.7 million, or 10 percent, over the prior year second quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2022
Compensation and employee benefits	$78,764	81,477	79,803	(2,713)	(1,039)
Occupancy and equipment	10,827	11,665	10,766	(838)	61
Advertising and promotions	3,733	4,235	3,766	(502)	(33)
Data processing	8,402	8,109	7,553	293	849
Other real estate owned	14	12	6	2	8
Regulatory assessments and insurance	5,314	4,903	3,085	411	2,229
Core deposit intangibles amortization	2,427	2,449	2,665	(22)	(238)
Other expenses	21,123	22,132	21,877	(1,009)	(754)
Total non-interest expense	$130,604	134,982	129,521	(4,378)	1,083

Total non-interest expense of $131 million for the current quarter decreased $4.4 million, or 3 percent, over the prior quarter and increased $1.1 million, or 1 percent, over the prior year second quarter.

Compensation and employee expense of $78.8 million for the current quarter decreased $2.7 million, or 3 percent, from the prior quarter and decreased $1.0 million, or 1 percent, over the prior year second quarter, which was driven primarily by decreases in accrued expenses for employee benefits. Regulatory assessments and insurance of $5.3 million, increased $2.2 million, or 72 percent, over the prior year second quarter and was primarily due to the FDIC uniformly increasing all depository institutions premiums beginning in the prior quarter.

Efficiency Ratio
The efficiency ratio was 62.73 percent in the current quarter compared to 60.39 percent in the prior quarter and 55.74 percent in the prior year second quarter. The increase from the prior quarter and prior year second quarter was primarily attributable to the increase in interest expense in the current quarter.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2023	$5,254	$2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%
Third quarter 2021	2,313	152	1.36%	0.23%	0.24%

The current quarter provision for credit loss expense for loans was $5.3 million, which was a decrease of $1.0 million from the prior quarter and a $6.6 million increase from the prior year second quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

Net charge-offs for the current quarter were $2.5 million compared to $2.0 million in the prior quarter and $1.8 million for the prior year second quarter. Net charge-offs of $2.5 million included $1.7 million in deposit overdraft net charge-offs and $773 thousand of net loan charge-offs.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months Ended June 30, 2023
Compared to June 30, 2022

Income Summary
The following table summarizes income for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2023	Jun 30, 2022	$ Change	% Change
Net interest income
Interest income	$479,253	390,153	89,100	23%
Interest expense	121,081	11,160	109,921	985%
Total net interest income	358,172	378,993	(20,821)	(5)%
Non-interest income
Service charges and other fees	36,738	34,420	2,318	7%
Miscellaneous loan fees and charges	8,129	7,405	724	10%
Gain on sale of loans	5,928	14,011	(8,083)	(58)%
(Loss) gain on sale of debt securities	(137)	186	(323)	(174)%
Other income	6,316	5,821	495	9%
Total non-interest income	56,974	61,843	(4,869)	(8)%
Total income	$415,146	440,836	(25,690)	(6)%
Net interest margin (tax-equivalent)	2.91%	3.21%

Net Interest Income
Net interest income of $358 million for the first half of 2023 decreased $20.8 million, or 5 percent, over the same period of 2022, and was primarily driven by increased interest expense. Interest income of $479 million for the first six months in the current year increased $89.1 million, or 23 percent, from the same period in the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.07 percent for the first half of the current year, an increase of 51 basis points from the first half of the prior year loan yield of 4.56 percent.

Interest expense of $121.1 million for the first half of 2023 increased $110 million, or 985 percent, over the same period in the prior year and was the result of increased borrowings and higher interest rates on borrowings and deposits. Core deposit cost (including non-interest bearing deposits) was 0.40 percent for the first half of 2023 compared to 0.06 percent for the same period in 2022. The total funding cost (including non-interest bearing deposits) for the first six months of the current year was 1.03 percent, which was an increase of 93 basis points over the first half of the prior year of 0.10 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first half of 2023 was 2.91 percent, a 30 basis points decrease from the net interest margin of 3.21 percent for the same period in the prior year. The core net interest margin, excluding discount accretion, the impact from non-accrual interest and the impact from the PPP loans, was 2.90 percent, which was a 21 basis point decrease from the core margin of 3.11 percent in the prior year.

Non-interest Income
Non-interest income of $57.0 million for the first half of 2023 decreased $4.9 million, or 8 percent, over the same period last year, and was principally due to the decrease in gain on sale of residential loans, which was partially offset by the increase in service charges and other fees.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2023	Jun 30, 2022	$ Change	% Change
Compensation and employee benefits	$160,241	$158,877	$1,364	1%
Occupancy and equipment	22,492	21,730	762	4%
Advertising and promotions	7,968	6,998	970	14%
Data processing	16,511	15,028	1,483	10%
Other real estate owned	26	6	20	333%
Regulatory assessments and insurance	10,217	6,140	4,077	66%
Core deposit intangibles amortization	4,876	5,329	(453)	(9)%
Other expenses	43,255	45,721	(2,466)	(5)%
Total non-interest expense	$265,586	$259,829	$5,757	2%

Total non-interest expense of $266 million for the first six months of 2023 increased $5.8 million, or 2 percent, over the same period in the prior year. Regulatory assessments and insurance of $10.2 million for the first half of 2023 increased $4.1 million, or 66 percent, over the prior year and was primarily due to the FDIC uniformly increasing all depository institutions premiums beginning in 2023. Other expense of $43.3 million for the first half of 2023 decreased $2.5 million, or 5 percent, from the first half of the prior year and was primarily due to the decrease in acquisition-related expenses along with changes in several miscellaneous categories. Acquisition-related expenses were $563 thousand in the first half of the current year compared to $8.3 million in the same period of last year.

Efficiency Ratio
The efficiency ratio was 61.52 percent for the first six months of 2023, compared to 56.42 percent for the same period last year. The increase from the prior year was primarily attributable to the increase in interest expense in the current year.

Provision for Credit Losses
The provision for credit loss expense was $8.2 million for the first half of 2023 increased $2.7 million, or 50 percent, over the same period of the prior year. The provision for credit loss expense of $8.2 million for the first half of 2023 included provision for credit loss expense of $11.5 million on the loan portfolio and credit loss benefit of $3.3 million on the unfunded loan commitments. Net charge-offs during the first half of the current year were $4.4 million compared to $2.7 million during the same period of the prior year.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$446,841	5%	$444,727	5%	$457,884	5%
U.S. government sponsored enterprises	291,107	3%	287,364	3%	297,814	3%
State and local governments	100,204	1%	132,993	1%	437,617	4%
Corporate bonds	25,940	1%	26,109	1%	101,348	1%
Residential mortgage-backed securities	3,020,445	35%	3,267,341	36%	3,715,502	37%
Commercial mortgage-backed securities	1,115,283	13%	1,148,773	13%	1,199,034	12%
Total available-for-sale	4,999,820	58%	5,307,307	59%	6,209,199	62%
Held-to-maturity
U.S. government and federal agency	850,234	10%	846,046	9%	844,175	8%
State and local governments	1,665,346	19%	1,682,640	19%	1,653,376	17%
Residential mortgage-backed securities	1,092,709	13%	1,186,366	13%	1,290,935	13%
Total held-to-maturity	3,608,289	42%	3,715,052	41%	3,788,486	38%
Total debt securities	$8,608,109	100%	$9,022,359	100%	$9,997,685	100%

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

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$449,565	398,390	456,074	395,371
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,251,193	1,085,670	1,291,020	1,102,120
S&P: A+, A, A- / Moody’s: A1, A2, A3	55,840	54,878	58,045	56,865
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	—	—	—	—
Not rated by either entity	12,174	10,684	14,534	14,089
Total	$1,768,772	1,549,622	1,819,673	1,568,445

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$390,793	363,822	421,698	389,762
General obligation - limited	183,869	162,511	186,401	162,096
Revenue	1,154,848	987,796	1,171,971	981,486
Certificate of participation	36,548	32,877	36,864	32,464
Other	2,714	2,616	2,739	2,637
Total	$1,768,772	1,549,622	1,819,673	1,568,445

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$377,979	333,733	382,529	324,651
Texas	127,170	112,788	128,590	113,444
Michigan	83,987	78,293	89,372	82,649
California	115,825	104,069	117,284	102,804
Washington	98,605	88,809	103,106	92,411
All other states	965,206	831,930	998,792	852,486
Total	$1,768,772	1,549,622	1,819,673	1,568,445

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2023. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$20	2.85%	$433,279	1.07%	$3,724	4.67%	$9,818	4.61%	$—	—%	$446,841	1.18%
U.S. government sponsored enterprises	—	—%	291,107	1.29%	—	—%	—	—%	—	—%	291,107	1.29%
State and local governments	1,352	2.27%	39,485	1.79%	30,634	2.49%	28,733	2.49%	—	—%	100,204	2.21%
Corporate bonds	—	—%	21,579	3.61%	3,469	4.00%	892	0.46%	—	—%	25,940	3.56%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	3,020,445	1.20%	3,020,445	1.20%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,115,283	2.45%	1,115,283	2.45%
Total available-for-sale	1,372	2.28%	785,450	1.25%	37,827	2.86%	39,443	2.97%	4,135,728	1.52%	4,999,820	1.50%
Held-to-maturity
U.S. government and federal agency	—	—%	762,116	1.61%	88,118	1.67%	—	—%	—	—%	850,234	1.62%
State and local governments	3,086	2.48%	72,012	2.91%	167,927	3.12%	1,422,321	2.48%	—	—%	1,665,346	2.56%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,092,709	1.63%	1,092,709	1.63%
Total held-to-maturity	3,086	2.48%	834,128	1.72%	256,045	2.62%	1,422,321	2.48%	1,092,709	1.63%	3,608,289	2.06%
Total debt securities	$4,458	2.42%	$1,619,578	1.48%	$293,872	2.65%	$1,461,764	2.50%	$5,228,437	1.54%	$8,608,109	1.72%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2023, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at June 30, 2023.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of June 30, 2023, the Company determined that none of such securities were impaired.

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

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,588,175	10%	$1,446,008	9%	$1,261,119	9%
Commercial real estate	10,220,751	65%	9,797,047	65%	9,310,070	65%
Other commercial	2,888,810	18%	2,799,668	19%	2,685,392	19%
Home equity	862,240	5%	822,232	5%	773,582	5%
Other consumer	394,986	3%	381,857	3%	369,592	3%
Loans receivable	15,954,962	101%	15,246,812	101%	14,399,755	101%
Allowance for credit losses	(189,385)	(1)%	(182,283)	(1)%	(172,963)	(1)%
Loans receivable, net	$15,765,577	100%	$15,064,529	100%	$14,226,792	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
Other real estate owned and foreclosed assets	$52	31	32	379
Accruing loans 90 days or more past due	3,876	3,545	1,559	5,064
Non-accrual loans	28,094	28,403	31,151	38,523
Total non-performing assets	$32,022	31,979	32,742	43,966
Non-performing assets as a percentage of subsidiary assets	0.12%	0.12%	0.12%	0.16%
ACL as a percentage of non-performing loans	592%	584%	557%	393%
Accruing loans 30-89 days past due	$24,863	24,993	20,967	16,588
U.S. government guarantees included in non-performing assets	$1,035	2,071	2,312	5,888
Interest income [1]	$706	353	1,450	868
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $32.0 million at June 30, 2023 decreased $11.9 million, or 27 percent, over the prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2023 and March 31, 2023 was 0.12 percent compared to 0.16 percent in the prior year second quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $24.9 million at June 30, 2023 increased $8.3 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2023 and March 31, 2023 was 0.16 percent, compared to 0.12 percent from the prior year second quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulties are considered modification if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each debt is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at June 30, 2023 had an amortized cost of $11.9 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2023 was $134 thousand. The fair value of the loan collateral acquired in foreclosure during 2023 was $74 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
Balance at beginning of period	$32	32	18	18
Additions	74	8	907	406
Sales	(54)	(9)	(893)	(45)
Balance at end of period	$52	31	32	379

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2023			December 31, 2022			June 30, 2022
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$20,847	11%	10%	$19,683	10%	10%	$16,959	10%	9%
Commercial real estate	129,598	68%	64%	125,816	69%	65%	121,259	70%	65%
Other commercial	21,797	12%	18%	21,454	12%	18%	21,079	12%	18%
Home equity	11,053	6%	6%	10,759	6%	5%	9,333	5%	5%
Other consumer	6,090	3%	2%	4,571	3%	2%	4,333	3%	3%
Total	$189,385	100%	100%	$182,283	100%	100%	$172,963	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended		At or for the Three Months ended		At or for the Year ended		At or for the Six Months ended
(Dollars in thousands)	June 30, 2023	% of Average Loans	March 31, 2023	% of Average Loans	December 31, 2022	% of Average Loans	June 30, 2022	% of Average Loans
Balance at beginning of period	$182,283		182,283		172,665		172,665
Provision for credit losses	11,514		6,260		17,433		2,991
Net (charge-offs) recoveries
Residential real estate	(9)	—%	(2)	—%	63	—%	64	0.01%
Commercial real estate	(172)	—%	(267)	—%	684	0.01%	(184)	—%
Other commercial	(1,196)	(0.04)%	(169)	(0.01)%	(2,545)	(0.10)%	(76)	—%
Home equity	(53)	(0.01)%	41	—%	250	0.03%	167	0.02%
Other consumer	(2,982)	(0.70)%	(1,542)	(0.40)%	(6,267)	(1.70)%	(2,664)	(0.74)%
Net charge-offs	(4,412)	(0.03)%	(1,939)	(0.01)%	(7,815)	(0.05)%	(2,693)	(0.02)%
Balance at end of period	$189,385		186,604		182,283		172,963
ACL as a percentage of total loans	1.19%		1.20%		1.20%		1.20%
Non-accrual loans as a percentage of total loans	0.18%		0.18%		0.20%		0.27%
ACL as a percentage of non-accrual loans	674.11%		656.99%		585.16%		448.99%

The current quarter credit loss expense of $2.8 million included $5.3 million of credit loss expense from loans and $2.5 million of credit loss benefit from unfunded loan commitments.

The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at June 30, 2023 was 1.19 percent, compared to 1.20 percent in the prior quarter and the prior year second quarter. The Company’s ACL of $189 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2023 and 2022, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

For additional information regarding the ACL, its relation to credit loss expense and risks related to asset quality, see Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022
Custom and owner occupied construction	$315,651	$295,604	$298,461	$282,916	7%	6%	12%
Pre-sold and spec construction	306,440	312,715	297,895	269,568	(2)%	3%	14%
Total residential construction	622,091	608,319	596,356	552,484	2%	4%	13%
Land development	238,897	230,823	219,842	201,607	3%	9%	18%
Consumer land or lots	182,251	187,498	206,604	197,394	(3)%	(12)%	(8)%
Unimproved land	91,157	104,811	104,662	101,266	(13)%	(13)%	(10)%
Developed lots for operative builders	65,134	69,896	60,987	68,087	(7)%	7%	(4)%
Commercial lots	94,334	91,780	93,952	95,958	3%	—%	(2)%
Other construction	1,039,192	965,244	938,406	931,000	8%	11%	12%
Total land, lot, and other construction	1,710,965	1,650,052	1,624,453	1,595,312	4%	5%	7%
Owner occupied	2,934,724	2,885,798	2,833,469	2,747,152	2%	4%	7%
Non-owner occupied	3,714,531	3,631,158	3,531,673	3,333,915	2%	5%	11%
Total commercial real estate	6,649,255	6,516,956	6,365,142	6,081,067	2%	4%	9%
Commercial and industrial	1,370,393	1,353,919	1,377,888	1,353,248	1%	(1)%	1%
Agriculture	770,378	715,863	735,553	758,394	8%	5%	2%
1st lien	1,956,205	1,864,294	1,808,502	1,596,878	5%	8%	23%
Junior lien	46,616	42,397	40,445	34,149	10%	15%	37%
Total 1-4 family	2,002,821	1,906,691	1,848,947	1,631,027	5%	8%	23%
Multifamily residential	664,859	649,148	622,185	562,480	2%	7%	18%
Home equity lines of credit	940,048	893,037	872,899	820,721	5%	8%	15%
Other consumer	231,519	224,125	220,035	213,943	3%	5%	8%
Total consumer	1,171,567	1,117,162	1,092,934	1,034,664	5%	7%	13%
States and political subdivisions	812,688	806,878	797,656	695,396	1%	2%	17%
Other	214,951	208,085	198,012	169,520	3%	9%	27%
Total loans receivable, including loans held for sale	15,989,968	15,533,073	15,259,126	14,433,592	3%	5%	11%
Less loans held for sale [1]	(35,006)	(14,461)	(12,314)	(33,837)	142%	184%	3%
Total loans receivable	$15,954,962	$15,518,612	$15,246,812	$14,399,755	3%	5%	11%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Jun 30, 2023	Jun 30, 2023	Jun 30, 2023
Custom and owner occupied construction	$219	220	224	230	219	—	—
Pre-sold and spec construction	1,548	1,548	389	389	—	1,548	—
Total residential construction	1,767	1,768	613	619	219	1,548	—
Land development	118	129	138	197	118	—	—
Consumer land or lots	239	112	278	157	106	133	—
Unimproved land	43	51	78	107	43	—	—
Developed lots for operative builders	608	607	251	260	—	608	—
Commercial lots	188	188	—	—	141	47	—
Other construction	12,884	12,884	12,884	12,884	12,884	—	—
Total land, lot and other construction	14,080	13,971	13,629	13,605	13,292	788	—
Owner occupied	2,251	2,682	2,076	4,013	2,132	119	—
Non-owner occupied	4,450	4,544	805	1,491	4,450	—	—
Total commercial real estate	6,701	7,226	2,881	5,504	6,582	119	—
Commercial and industrial	1,339	2,001	3,326	5,741	827	505	7
Agriculture	2,564	2,573	2,574	9,169	2,564	—	—
1st lien	2,794	2,015	2,678	2,196	2,686	108	—
Junior lien	273	111	166	200	53	220	—
Total 1-4 family	3,067	2,126	2,844	2,396	2,739	328	—
Multifamily residential	—	—	4,535	4,765	—	—	—
Home equity lines of credit	1,256	1,225	1,393	1,684	1,045	211	—
Other consumer	1,116	1,062	911	466	826	245	45
Total consumer	2,372	2,287	2,304	2,150	1,871	456	45
Other	132	27	36	17	—	132	—
Total	$32,022	31,979	32,742	43,966	28,094	3,876	52

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022
Custom and owner occupied construction	$324	$1,624	$1,082	$2,046	(80)%	(70)%	(84)%
Pre-sold and spec construction	129	—	1,712	602	n/m	(92)%	(79)%
Total residential construction	453	1,624	2,794	2,648	(72)%	(84)%	(83)%
Land development	244	946	—	365	(74)%	n/m	(33)%
Consumer land or lots	565	668	442	337	(15)%	28%	68%
Unimproved land	—	—	120	590	n/m	(100)%	(100)%
Developed lots for operative builders	—	—	958	—	n/m	(100)%	n/m
Commercial lots	3,404	—	47	—	n/m	7,143%	n/m
Other construction	1,114	5,264	209	—	(79)%	433%	n/m
Total land, lot and other construction	5,327	6,878	1,776	1,292	(23)%	200%	312%
Owner occupied	1,053	1,783	3,478	1,560	(41)%	(70)%	(33)%
Non-owner occupied	8,595	429	496	123	1,903%	1,633%	6,888%
Total commercial real estate	9,648	2,212	3,974	1,683	336%	143%	473%
Commercial and industrial	2,096	3,677	3,439	5,969	(43)%	(39)%	(65)%
Agriculture	871	947	1,367	851	(8)%	(36)%	2%
1st lien	1,115	3,321	2,174	329	(66)%	(49)%	239%
Junior lien	385	385	190	105	—%	103%	267%
Total 1-4 family	1,500	3,706	2,364	434	(60)%	(37)%	246%
Multifamily residential	—	201	492	—	(100)%	(100)	n/m
Home equity lines of credit	2,021	2,804	1,182	1,071	(28)%	71%	89%
Other consumer	1,714	1,598	1,824	1,140	7%	(6)%	50%
Total consumer	3,735	4,402	3,006	2,211	(15)%	24%	69%
States and political subdivisions	—	—	28	7	n/m	(100)%	(100)
Other	1,233	1,346	1,727	1,493	(8)%	(29)%	(17)%
Total	$24,863	$24,993	$20,967	$16,588	(1)%	19%	50%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Jun 30, 2022	Jun 30, 2023	Jun 30, 2023
Custom and owner occupied construction	$—	—	17	—	—	—
Pre-sold and spec construction	(8)	(4)	(15)	(8)	—	8
Total residential construction	(8)	(4)	2	(8)	—	8
Land development	(132)	—	(34)	(21)	—	132
Consumer land or lots	(14)	—	(46)	(10)	—	14
Unimproved land	—	—	—	(1)	—	—
Total land, lot and other construction	(146)	—	(80)	(32)	—	146
Owner occupied	(76)	(68)	555	229	16	92
Non-owner occupied	299	298	(242)	(3)	305	6
Total commercial real estate	223	230	313	226	321	98
Commercial and industrial	(18)	(382)	(70)	(458)	523	541
Agriculture	—	—	(7)	(4)	—	—
1st lien	101	44	(109)	(56)	111	10
Junior lien	38	(5)	(302)	(297)	49	11
Total 1-4 family	139	39	(411)	(353)	160	21
Multifamily residential	—	—	136	—	—	—
Home equity lines of credit	56	(39)	(91)	(51)	102	46
Other consumer	401	125	451	166	531	130
Total consumer	457	86	360	115	633	176
Other	3,765	1,970	7,572	3,207	5,446	1,681
Total	$4,412	1,939	7,815	2,693	7,083	2,671

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

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,458,394	32%	$7,690,751	37%	$8,061,304	37%
NOW and DDA accounts	5,154,442	26%	5,330,614	26%	5,432,333	25%
Savings accounts	2,808,571	14%	3,200,321	16%	3,296,561	15%
Money market deposit accounts	3,094,302	16%	3,472,281	17%	4,021,102	18%
Certificate accounts	2,014,104	10%	880,589	4%	968,382	5%
Wholesale deposits	478,417	2%	31,999	—%	4,001	—%
Total interest bearing deposits	13,549,836	68%	12,915,804	63%	13,722,379	63%
Total deposits	$20,008,230	100%	$20,606,555	100%	$21,783,683	100%

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

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par. The Company participated in the BTFP which enabled the Company to pay off higher rate FHLB advances and support its current cash position.

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2023. The subordinated debentures outstanding as of June 30, 2023 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2023 and determined its ACL of $22.0 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
FHLB advances
Borrowing capacity	$4,408,729	4,358,079
Amount utilized	—	(1,800,000)
Letters of credit	(2,094)	(2,075)
Amount available	$4,406,635	2,556,004
FRB discount window
Borrowing capacity	$1,462,831	1,680,117
Amount utilized	—	—
Amount available	$1,462,831	1,680,117
FRB Bank Term Funding Program
Borrowing capacity	$3,575,755	—
Amount utilized	(2,740,000)	—
Amount available	$835,755	$—
Unsecured lines of credit available	$770,000	805,000
Unencumbered debt securities
U.S. government and federal agency	$344,770	811,311
U.S. government sponsored enterprises	—	286,480
State and local governments	1,765,551	1,513,164
Corporate bonds	25,939	26,109
Residential mortgage-backed securities	108,209	2,646,766
Commercial mortgage-backed securities	207,610	970,300
Total unencumbered debt securities [1]	$2,452,079	6,254,130
____________________________
1 Total unencumbered debt securities at June 30, 2023, included $583.8 million classified as AFS and $1.9 billion billion classified as HTM. Total unencumbered debt securities at December 31, 2022, included $3.1 classified as AFS, and $3.1 classified as HTM. During the first quarter, the Company increased the amount of securities pledged to the FRB’s Bank Term Funding Program.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,873,887 have been issued as of June 30, 2023. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2023. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2023, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2023:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.67%	12.64%	12.64%	8.95%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 5.80 percent in Idaho, 4.85 percent in Utah, 4.55 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Income Before Income Taxes	$141,317	175,509
Federal and state income tax expense	25,151	31,322
Net Income	$116,166	144,187
Effective tax rate [1]	17.8%	17.8%
Income from tax-exempt debt securities, municipal loans and leases	$39,517	38,080
Benefits from federal income tax credits	$10,573	7,977
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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2024	$7,408	17,169	642	25,219
2025	5,812	22,959	602	29,373
2026	4,332	25,439	451	30,222
2027	3,612	25,549	219	29,380
2028	3,612	23,607	42	27,261
Thereafter	1,596	101,380	190	103,166
	$26,372	216,103	2,146	244,621

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2023			June 30, 2023
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,567,136	$17,076	4.36%	$1,530,739	$32,914	4.30%
Commercial loans [1]	12,950,934	165,874	5.14%	12,804,058	323,330	5.09%
Consumer and other loans	1,236,763	18,044	5.85%	1,222,121	34,770	5.74%
Total loans [2]	15,754,833	200,994	5.12%	15,556,918	391,014	5.07%
Tax-exempt investment securities [3]	1,743,852	14,462	3.32%	1,752,644	30,492	3.48%
Taxable investment securities [4,5]	8,177,551	35,202	1.72%	8,115,452	66,286	1.63%
Total earning assets	25,676,236	250,658	3.92%	25,425,014	487,792	3.87%
Goodwill and intangibles	1,023,291			1,024,497
Non-earning assets	523,349			501,278
Total assets	$27,222,876			$26,950,789
Liabilities
Non-interest bearing deposits	$6,584,082	$—	—%	$6,927,248	$—	—%
NOW and DDA accounts	5,108,421	7,429	0.58%	5,094,376	9,700	0.38%
Savings accounts	2,846,015	1,064	0.15%	2,976,065	1,578	0.11%
Money market deposit accounts	3,256,007	10,174	1.25%	3,361,892	16,008	0.96%
Certificate accounts	1,451,218	8,878	2.45%	1,219,282	11,462	1.90%
Total core deposits	19,245,743	27,545	0.57%	19,578,863	38,748	0.40%
Short-term borrowings
Wholesale deposits [6]	330,655	4,155	5.04%	226,142	5,497	4.90%
Repurchase agreements	1,273,045	8,607	2.71%	1,154,970	13,213	2.31%
FHLB advances	245,055	3,305	5.33%	1,113,122	26,910	4.81%
FRB Bank Term Funding	2,740,000	29,899	4.38%	1,517,265	32,931	4.38%
Total short-term borrowings	4,588,755	45,966	3.80%	4,011,499	78,551	0.17%
Long-term borrowings
Subordinated debentures and other borrowed funds	208,804	1,874	3.60%	209,174	3,782	3.65%
Total interest bearing liabilities	24,043,302	75,385	1.26%	23,799,536	121,081	1.03%
Other liabilities	247,319			232,365
Total liabilities	24,290,621			24,031,901
Stockholders’ Equity
Stockholders’ equity	2,932,255			2,918,888
Total liabilities and stockholders’ equity	$27,222,876			$26,950,789
Net interest income (tax-equivalent)		$175,273			$366,711
Net interest spread (tax-equivalent)			2.66%			2.84%
Net interest margin (tax-equivalent)			2.74%			2.91%
______________________________
1Includes tax effect of $1.3 million and $3.1 million on tax-exempt municipal loan and lease income for the six months ended June 30, 2023, and 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.8 million and $5.0 million on tax-exempt debt securities income for the six months ended June 30, 2023, and 2022, respectively.
4Includes interest income of $7.3 million and $9.4 million on average interest-bearing cash balances of $579.0 million and $379.0 million for the three months ended June 30, 2023, and 2022, respectively.
5Includes tax effect of $214 thousand and $429 thousand on federal income tax credits for the six months ended June 30, 2023, and 2022, respectively.
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

	Six Months ended
	2023 vs. 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$8,331	(3,958)	4,373
Commercial loans (tax-equivalent)	28,921	35,691	64,612
Consumer and other loans	2,912	7,556	10,468
Investment securities (tax-equivalent)	(6,427)	14,191	7,764
Total interest income	33,737	53,480	87,217
Interest expense
NOW and DDA accounts	(73)	8,205	8,132
Savings accounts	(49)	1,052	1,003
Money market deposit accounts	(448)	13,706	13,258
Certificate accounts	369	9,398	9,767
Wholesale deposits	334	5,146	5,480
Repurchase agreements	167	12,286	12,453
FHLB advances	4,589	21,011	25,600
FRB Bank Term Funding	32,931	—	32,931
Subordinated debentures and other borrowed funds	326	971	1,297
Total interest expense	38,146	71,775	109,921
Net interest income (tax-equivalent)	$(4,409)	(18,295)	(22,704)

Net interest income (tax-equivalent) decreased $22.7 million for the six months ended June 30, 2023 compared to the same period in 2022. The interest income for the first six months of 2023 increased over the same period last year primarily loan growth and increased loan yields. The increase in interest expense for the first six months of 2023 was primarily the result of an increase in interest rates coupled with an increase in higher costs borrowings.

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

Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of June 30, 2023.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-100 bps Rate shock	6.64%	5.56%
+100 bps Rate shock	(5.99%)	(5.44%)
+200 bps Rate shock	(11.64%)	(10.46%)
+200 bps Rate ramp	(6.76%)	(10.02%)
+300 bps Rate shock	(17.29%)	(15.48%)
+400 bps Rate shock	(22.94%)	(20.50%)

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risks and uncertainties described in those reports should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)Not Applicable

(b)Not Applicable

(c)None

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

GLACIER BANCORP, INC.

August 1, 2023	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 1, 2023	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO