Form 10-Q
period 2023-09-30
GLACIER BANCORP, INC.
filed 2023-11-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 16, 2023 was 110,882,424. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
Assets
Cash on hand and in banks	$264,067	300,194
Interest bearing cash deposits	1,408,027	101,801
Cash and cash equivalents	1,672,094	401,995
Debt securities, available-for-sale	4,741,738	5,307,307
Debt securities, held-to-maturity	3,553,805	3,715,052
Total debt securities	8,295,543	9,022,359
Loans held for sale, at fair value	29,027	12,314
Loans receivable	16,135,046	15,246,812
Allowance for credit losses	(192,271)	(182,283)
Loans receivable, net	15,942,775	15,064,529
Premises and equipment, net	415,343	398,100
Other real estate owned and foreclosed assets	48	32
Accrued interest receivable	104,476	83,538
Deferred tax asset	203,745	193,187
Core deposit intangible, net	34,297	41,601
Goodwill	985,393	985,393
Non-marketable equity securities	11,330	82,015
Bank-owned life insurance	170,175	169,068
Other assets	199,315	181,244
Total assets	$28,063,561	26,635,375
Liabilities
Non-interest bearing deposits	$6,465,353	7,690,751
Interest bearing deposits	13,929,811	12,915,804
Securities sold under agreements to repurchase	1,499,696	945,916
Federal Home Loan Bank advances	—	1,800,000
FRB Bank Term Funding	2,740,000	—
Other borrowed funds	73,752	77,293
Subordinated debentures	132,903	132,782
Accrued interest payable	91,874	4,331
Other liabilities	255,578	225,193
Total liabilities	25,188,967	23,792,070
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively	1,109	1,108
Paid-in capital	2,348,305	2,344,005
Retained earnings - substantially restricted	1,025,547	966,984
Accumulated other comprehensive loss	(500,367)	(468,792)
Total stockholders’ equity	2,874,594	2,843,305
Total liabilities and stockholders’ equity	$28,063,561	26,635,375
Number of common stock shares issued and outstanding	110,879,365	110,777,780
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Income
Investment securities	$53,397	43,722	144,697	125,217
Residential real estate loans	18,594	13,738	51,508	42,279
Commercial loans	173,437	142,692	493,706	398,507
Consumer and other loans	19,478	14,250	54,248	38,552
Total interest income	264,906	214,402	744,159	604,555
Interest Expense
Deposits	54,697	3,279	98,942	9,884
Securities sold under agreements to repurchase	10,972	675	24,185	1,435
Federal Home Loan Bank advances	—	3,318	26,910	4,628
FRB Bank Term Funding	30,229	—	63,160	—
Other borrowed funds	489	214	1,428	698
Subordinated debentures	1,465	1,589	4,308	3,590
Total interest expense	97,852	9,075	218,933	20,235
Net Interest Income	167,054	205,327	525,226	584,320
Provision for credit losses	3,539	8,341	11,782	13,839
Net interest income after provision for credit losses	163,515	196,986	513,444	570,481
Non-Interest Income
Service charges and other fees	19,304	18,970	56,042	53,390
Miscellaneous loan fees and charges	4,322	4,040	12,451	11,445
Gain on sale of loans	4,046	3,846	9,974	17,857
(Loss) gain on sale of debt securities	(65)	(85)	(202)	101
Other income	2,633	3,635	8,949	9,456
Total non-interest income	30,240	30,406	87,214	92,249
Non-Interest Expense
Compensation and employee benefits	77,387	80,612	237,628	239,489
Occupancy and equipment	10,553	10,797	33,045	32,527
Advertising and promotions	4,052	3,768	12,020	10,766
Data processing	8,730	7,716	25,241	22,744
Other real estate owned and foreclosed assets	15	66	41	72
Regulatory assessments and insurance	6,060	3,339	16,277	9,479
Core deposit intangibles amortization	2,428	2,665	7,304	7,994
Other expenses	20,351	21,097	63,606	66,818
Total non-interest expense	129,576	130,060	395,162	389,889
Income Before Income Taxes	64,179	97,332	205,496	272,841
Federal and state income tax expense	11,734	17,994	36,885	49,316
Net Income	$52,445	79,338	168,611	223,525
Basic earnings per share	$0.47	0.72	1.52	2.02
Diluted earnings per share	$0.47	0.72	1.52	2.02
Dividends declared per share	$0.33	0.33	0.99	0.99
Average outstanding shares - basic	110,877,534	110,766,502	110,857,788	110,752,231
Average outstanding shares - diluted	110,886,959	110,833,594	110,882,718	110,811,267

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$52,445	79,338	168,611	223,525
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized losses on available-for-sale securities	(93,822)	(228,991)	(45,984)	(706,968)
Reclassification adjustment for (gains) losses included in net income	—	(15)	31	(780)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,304	1,347	4,492	1,751
Tax effect	23,380	57,506	10,478	178,382
Net of tax amount	(69,138)	(170,153)	(30,983)	(527,615)
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	654	3,132	2,540	7,002
Reclassification adjustment for gains included in net income	(1,244)	(165)	(3,331)	(167)
Tax effect	148	(750)	199	(1,727)
Net of tax amount	(442)	2,217	(592)	5,108
Total other comprehensive loss, net of tax	(69,580)	(167,936)	(31,575)	(522,507)
Total Comprehensive Income (Loss)	$(17,135)	(88,598)	137,036	(298,982)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2023 and 2022

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at July 1, 2022	110,766,287	$1,108	2,341,097	881,246	(327,212)	2,896,239
Net income	—	—	—	79,338	—	79,338
Other comprehensive loss	—	—	—	—	(167,936)	(167,936)
Cash dividends declared ($0.33 per share)	—	—	—	(36,639)	—	(36,639)
Stock issuances under stock incentive plans	667	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,355	—	—	1,355
Balance at September 30, 2022	110,766,954	$1,108	2,342,452	923,945	(495,148)	2,772,357
Balance at July 1, 2023	110,873,887	$1,109	2,346,422	1,009,782	(430,787)	2,926,526
Net income	—	—	—	52,445	—	52,445
Other comprehensive loss	—	—	—	—	(69,580)	(69,580)
Cash dividends declared ($0.33 per share)	—	—	—	(36,680)	—	(36,680)
Stock issuances under stock incentive plans	5,478	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,883	—	—	1,883
Balance at September 30, 2023	110,879,365	$1,109	2,348,305	1,025,547	(500,367)	2,874,594

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2023 and 2022

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	223,525	—	223,525
Other comprehensive loss	—	—	—	—	(522,507)	(522,507)
Cash dividends declared ($0.99 per share)	—	—	—	(109,922)	—	(109,922)
Stock issuances under stock incentive plans	79,421	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,639	—	—	3,639
Balance at September 30, 2022	110,766,954	$1,108	2,342,452	923,945	(495,148)	2,772,357
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	168,611	—	168,611
Other comprehensive income	—	—	—	—	(31,575)	(31,575)
Cash dividends declared ($0.99 per share)	—	—	—	(110,048)	—	(110,048)
Stock issuances under stock incentive plans	101,585	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,301	—	—	4,301
Balance at September 30, 2023	110,879,365	$1,109	2,348,305	1,025,547	(500,367)	2,874,594

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Operating Activities
Net income	$168,611	223,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,782	13,839
Net amortization of debt securities	11,745	24,274
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(2,879)	8,533
Origination of loans held for sale	(332,582)	(639,726)
Proceeds from loans held for sale	395,216	715,700
Gain on sale of loans	(9,974)	(17,857)
Loss (gain) on sale of debt securities	202	(101)
Bank-owned life insurance income, net	(2,915)	(2,698)
Stock-based compensation, net of tax benefits	4,577	4,218
Depreciation and amortization of premises and equipment	20,322	18,952
Gain on sale and write-downs of other real estate owned, net	(118)	(125)
Amortization of core deposit intangibles	7,304	7,994
Amortization of investments in variable interest entities	15,418	13,051
Net increase in accrued interest receivable	(20,939)	(16,627)
Net increase in other assets	(1,764)	(20,827)
Net increase in accrued interest payable	87,543	331
Net (decrease) increase in other liabilities	(2,038)	18,291
Net cash provided by operating activities	349,511	350,747
Investing Activities
Sales of available-for-sale debt securities	29,972	—
Maturities, prepayments and calls of available-for-sale debt securities	479,442	914,036
Purchases of available-for-sale debt securities	—	(435,807)
Maturities, prepayments and calls of held-to-maturity debt securities	159,502	159,349
Purchases of held-to-maturity debt securities	—	(511,195)
Principal collected on loans	2,167,746	4,530,150
Loan originations	(3,133,352)	(5,984,286)
Net additions to premises and equipment	(36,492)	(16,909)
Proceeds from sale of other real estate owned	179	997
Proceeds from redemption of non-marketable equity securities	628,801	132,667
Purchases of non-marketable equity securities	(558,117)	(160,798)
Proceeds from bank-owned life insurance	1,787	2,217
Investments in variable interest entities	(22,342)	(32,866)
Net cash used in investing activities	(282,874)	(1,402,445)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Financing Activities
Net (decrease) increase in deposits	$(210,838)	543,134
Net increase (decrease) in securities sold under agreements to repurchase	553,780	(133,311)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(1,800,000)	705,000
Proceeds from long-term FRB Bank Term Funding advances	2,740,000	—
Net (decrease) increase in other borrowed funds	(4,196)	10,415
Cash dividends paid	(73,485)	(84,414)
Tax withholding payments for stock-based compensation	(1,799)	(1,600)
Net cash provided by financing activities	1,203,462	1,039,224
Net increase (decrease) in cash, cash equivalents and restricted cash	1,270,099	(12,474)
Cash, cash equivalents and restricted cash at beginning of period	401,995	437,686
Cash, cash equivalents and restricted cash at end of period	$1,672,094	425,212
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$131,390	19,904
Cash paid during the period for income taxes	17,841	40,917
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of debt securities from available-for-sale to held-to-maturity	$—	2,154,475
Sale and refinancing of other real estate owned	23	—
Transfer of loans to other real estate owned	100	896
Right-of-use assets obtained in exchange for new lease liabilities	1,096	24,023
Dividends declared during the period but not paid	36,873	36,817

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results anticipated for the year ending December 31, 2023. The condensed consolidated statement of financial condition of the Company as of December 31, 2022 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at September 30, 2023 was $0.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Provision for credit loss loans	$5,095	8,382	16,609	11,373
Provision for credit loss unfunded	(1,556)	(41)	(4,827)	2,466
Total provision for credit losses	$3,539	8,341	11,782	13,839

There was no provision for credit losses on debt securities for the nine months ended September 30, 2023, and 2022, respectively.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2023 and 2022 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of Accounting Standards CodificationTM (“ASC”) Topic 606 was $65,938,000 and $61,062,000 for the nine months ended September 30, 2023 and 2022, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2023 and December 31, 2022 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$485,496	13	(41,364)	444,145
U.S. government sponsored enterprises	321,532	—	(31,701)	289,831
State and local governments	102,702	96	(6,085)	96,713
Corporate bonds	27,021	—	(1,117)	25,904
Residential mortgage-backed securities	3,281,286	2	(470,394)	2,810,894
Commercial mortgage-backed securities	1,192,450	129	(118,328)	1,074,251
Total available-for-sale	$5,410,487	240	(668,989)	4,741,738
Held-to-maturity
U.S. government and federal agency	851,751	—	(93,899)	757,852
State and local governments	1,657,628	63	(311,437)	1,346,254
Residential mortgage-backed securities	1,044,426	—	(110,065)	934,361
Total held-to-maturity	3,553,805	63	(515,401)	3,038,467
Total debt securities	$8,964,292	303	(1,184,390)	7,780,205

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$487,320	23	(42,616)	444,727
U.S. government sponsored enterprises	320,157	—	(32,793)	287,364
State and local governments	137,033	709	(4,749)	132,993
Corporate bonds	27,101	—	(992)	26,109
Residential mortgage-backed securities	3,706,427	6	(439,092)	3,267,341
Commercial mortgage-backed securities	1,252,065	347	(103,639)	1,148,773
Total available-for-sale	$5,930,103	1,085	(623,881)	5,307,307
Held-to-maturity
U.S. government and federal agency	846,046	—	(83,796)	762,250
State and local governments	1,682,640	1,045	(248,233)	1,435,452
Residential mortgage-backed securities	1,186,366	—	(109,276)	1,077,090
Total held-to-maturity	3,715,052	1,045	(441,305)	3,274,792
Total debt securities	$9,645,155	2,130	(1,065,186)	8,582,099

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2023. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,315	1,302	4,558	4,533
Due after one year through five years	856,275	782,020	924,257	827,398
Due after five years through ten years	38,723	36,427	172,780	159,696
Due after ten years	40,438	36,844	1,407,784	1,112,479
	936,751	856,593	2,509,379	2,104,106
Mortgage-backed securities [1]	4,473,736	3,885,145	1,044,426	934,361
Total	$5,410,487	4,741,738	3,553,805	3,038,467
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Available-for-sale
Proceeds from sales and calls of debt securities	$410	16,745	31,695	88,011
Gross realized gains [1]	—	15	145	795
Gross realized losses [1]	—	—	(176)	(15)
Held-to-maturity
Proceeds from calls of debt securities	4,735	3,885	15,205	26,230
Gross realized gains [1]	1	25	10	54
Gross realized losses [1]	(66)	(125)	(181)	(733)
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

	September 30, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$2,724	(40)	437,769	(41,324)	440,493	(41,364)
U.S. government sponsored enterprises	14	—	—	289,831	(31,701)	289,831	(31,701)
State and local governments	108	17,903	(438)	62,015	(5,647)	79,918	(6,085)
Corporate bonds	5	—	—	25,028	(1,117)	25,028	(1,117)
Residential mortgage-backed securities	414	1,598	(79)	2,809,172	(470,315)	2,810,770	(470,394)
Commercial mortgage-backed securities	159	57,493	(3,405)	1,000,441	(114,923)	1,057,934	(118,328)
Total available-for-sale	757	$79,718	(3,962)	4,624,256	(665,027)	4,703,974	(668,989)

	December 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$4,150	(64)	435,375	(42,552)	439,525	(42,616)
U.S. government sponsored enterprises	14	—	—	287,364	(32,793)	287,364	(32,793)
State and local governments	121	71,512	(2,109)	20,753	(2,640)	92,265	(4,749)
Corporate bonds	5	25,146	(992)	—	—	25,146	(992)
Residential mortgage-backed securities	441	301,548	(24,581)	2,965,512	(414,511)	3,267,060	(439,092)
Commercial mortgage-backed securities	157	673,102	(41,984)	435,176	(61,655)	1,108,278	(103,639)
Total available-for-sale	794	$1,075,458	(69,730)	4,144,180	(554,151)	5,219,638	(623,881)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at September 30, 2023 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at September 30, 2023 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on available-for-sale debt securities totaled $9,694,000 and $10,518,000 at September 30, 2023, and December 31, 2022, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2023, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at September 30, 2023. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$429,432	430,542
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,180,898	1,206,441
S&P: A+, A, A- / Moody’s: A1, A2, A3	37,337	37,162
Not rated by either entity	9,961	8,495
Total municipal bonds held-to-maturity	$1,657,628	1,682,640

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at September 30, 2023 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of September 30, 2023 and December 31, 2022, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $21,890,000 and $17,524,000 at September 30, 2023 and December 31, 2022, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at September 30, 2023 or December 31, 2022.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Residential real estate	$1,653,777	1,446,008
Commercial real estate	10,292,446	9,797,047
Other commercial	2,916,785	2,799,668
Home equity	869,963	822,232
Other consumer	402,075	381,857
Loans receivable	16,135,046	15,246,812
Allowance for credit losses	(192,271)	(182,283)
Loans receivable, net	$15,942,775	15,064,529
Net deferred origination (fees) costs included in loans receivable	$(26,121)	(25,882)
Net purchase accounting (discounts) premiums included in loans receivable	$(14,619)	(17,832)
Accrued interest receivable on loans	$72,017	54,971

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2023.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$189,385	20,847	129,598	21,797	11,053	6,090
Provision for credit losses	5,095	848	1,415	306	534	1,992
Charge-offs	(3,201)	—	(203)	(654)	—	(2,344)
Recoveries	992	2	42	322	37	589
Balance at end of period	$192,271	21,697	130,852	21,771	11,624	6,327

	Three Months ended September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,963	16,959	121,259	21,079	9,333	4,333
Provision for credit losses	8,382	1,473	3,093	1,785	142	1,889
Charge-offs	(3,865)	(17)	—	(1,502)	—	(2,346)
Recoveries	711	7	47	2	87	568
Balance at end of period	$178,191	18,422	124,399	21,364	9,562	4,444

	Nine Months ended September 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	16,609	2,021	5,369	1,845	881	6,493
Charge-offs	(10,284)	(20)	(619)	(2,895)	(102)	(6,648)
Recoveries	3,663	13	286	1,367	86	1,911
Balance at end of period	$192,271	21,697	130,852	21,771	11,624	6,327

	Nine Months ended September 30, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	11,373	1,910	6,635	(1,763)	742	3,849
Charge-offs	(10,905)	(17)	(1,642)	(3,105)	(45)	(6,096)
Recoveries	5,058	71	1,505	1,529	299	1,654
Balance at end of period	$178,191	18,422	124,399	21,364	9,562	4,444

During the nine months ended September 30, 2023, the ACL increased primarily as a result of loan portfolio growth.

The charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the nine months ended September 30, 2023, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	September 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$10,961	37	2,950	3,012	2,254	2,708
Accruing loans 60-89 days past due	4,292	735	598	782	1,452	725
Accruing loans 90 days or more past due	3,855	107	1,537	1,818	210	183
Non-accrual loans with no ACL	38,348	2,672	31,514	1,586	1,553	1,023
Non-accrual loans with ACL	32	—	—	15	—	17
Total past due and non-accrual loans	57,488	3,551	36,599	7,213	5,469	4,656
Current loans receivable	16,077,558	1,650,226	10,255,847	2,909,572	864,494	397,419
Total loans receivable	$16,135,046	1,653,777	10,292,446	2,916,785	869,963	402,075

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$16,331	2,796	5,462	4,192	754	3,127
Accruing loans 60-89 days past due	4,636	142	2,865	297	529	803
Accruing loans 90 days or more past due	1,559	215	472	542	138	192
Non-accrual loans with no ACL	31,036	2,236	22,943	3,790	1,234	833
Non-accrual loans with ACL	115	—	—	56	—	59
Total past due and non-accrual loans	53,677	5,389	31,742	8,877	2,655	5,014
Current loans receivable	15,193,135	1,440,619	9,765,305	2,790,791	819,577	376,843
Total loans receivable	$15,246,812	1,446,008	9,797,047	2,799,668	822,232	381,857

The Company had $108,000 and $801,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

	September 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$2,994	—	10	2,984	—	—
Residential real estate	7,234	2,605	2,617	147	1,550	315
Other real estate	46,579	39	45,519	630	31	360
Other	678	—	—	19	—	659
Total	$57,485	2,644	48,146	3,780	1,581	1,334

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,172	—	32	3,140	—	—
Residential real estate	5,061	2,407	990	318	1,201	145
Other real estate	33,125	49	32,333	300	75	368
Other	1,155	—	—	530	—	625
Total	$42,513	2,456	33,355	4,288	1,276	1,138

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

	At or for the Three Months ended September 30, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Residential real estate	$679	—%	$—	—%	$679
Commercial real estate	32,090	0.3%	2,534	—%	34,624
Other commercial	5,069	0.2%	1,176	—%	6,245
Home equity	—	—%	—	—%	—
Other consumer	102	—%	550	0.1%	652
Total	$37,940		$4,260		$42,200

	At or for the Nine Months ended September 30, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Residential real estate	$679	—%	$—	—%	$679
Commercial real estate	37,880	0.4%	2,869	—%	40,749
Other commercial	10,398	0.4%	1,199	—%	11,597
Home equity	51	—%	—	—%	51
Other consumer	118	—%	550	0.1%	668
Total	$49,126		$4,618		$53,744

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

	At or for the Three Months ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	0.17%	6 months	—
Other commercial	(0.04)%	7 months	—
Other consumer	(1.17)%	1 year, 10 months	—

	At or for the Nine Months ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	0.19%	8 months	—
Other commercial	(0.04)%	19 months	—
Other consumer	(1.17)%	1 year, 10 months	$10 thousand

Loans that were modified in the twelve months that had a payment default during the period had an ending balance $25 thousand at September 30, 2023, and were included in other commercial loans.

The following table depicts the performance of loans that have been modified in the last twelve months by segment:

	September 30, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$679	679	—	—	—
Commercial real estate	40,749	39,196	—	—	1,553
Other commercial	11,597	10,081	926	25	565
Home equity	51	—	—	—	51
Other consumer	668	668	—	—	—
Total	$53,744	50,624	926	25	2,169

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

The modifications for the loans designated as TDRs during the nine months ended September 30, 2022 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the prior periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,227,000 for the nine months ended September 30, 2022, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in Other Commercial for the nine months ended September 30, 2022. At December 31, 2022, the Company had $270,000, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At December 31, 2022, the Company did not have any OREO secured by residential real estate properties.

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

	September 30, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023 (year-to-date)	$—	1,041,638	1,039,366	—	2,272	—
2022	305	2,598,013	2,589,388	—	8,625	—
2021	48	2,288,199	2,282,469	3,316	2,414	—
2020	—	1,164,141	1,158,471	—	5,670	—
2019	—	707,223	673,300	—	33,923	—
Prior	266	2,232,026	2,157,871	1,044	73,080	31
Revolving loans	—	261,206	260,843	1	361	1
Total	$619	10,292,446	10,161,708	4,361	126,345	32
Other commercial loans
Term loans by origination year
2023 (year-to-date)	$2,195	278,178	276,785	—	1,159	234
2022	386	601,009	596,414	3,626	968	1
2021	—	548,031	545,505	193	2,331	2
2020	40	258,604	253,866	—	4,736	2
2019	—	163,795	158,454	—	5,339	2
Prior	274	478,591	471,124	98	7,369	—
Revolving loans	—	588,577	575,621	7,547	5,409	—
Total	$2,895	2,916,785	2,877,769	11,464	27,311	241

	December 31, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022	$2,584,831	2,578,558	—	6,273	—
2021	2,457,790	2,454,696	—	3,094	—
2020	1,274,852	1,269,254	—	5,598	—
2019	744,634	709,246	—	35,388	—
2018	658,268	634,316	—	23,952	—
Prior	1,851,965	1,787,941	1,416	62,576	32
Revolving loans	224,707	224,629	—	78	—
Total	$9,797,047	9,658,640	1,416	136,959	32
Other commercial loans
Term loans by origination year
2022	$603,393	599,498	371	3,469	55
2021	573,273	569,542	—	2,707	1,024
2020	308,555	304,179	—	4,373	3
2019	191,498	185,748	—	5,748	2
2018	140,122	135,727	—	4,394	1
Prior	404,319	398,523	114	5,322	360
Revolving loans	578,508	567,770	—	10,604	134
Total	$2,799,668	2,760,987	485	36,617	1,579

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023 (year-to-date)	$—	163,944	163,944	—	—
2022	5	667,972	667,863	109	—
2021	—	512,704	512,704	—	—
2020	—	101,111	101,111	—	—
2019	—	42,480	42,480	—	—
Prior	15	164,869	161,427	663	2,779
Revolving loans	—	697	697	—	—
Total	$20	1,653,777	1,650,226	772	2,779
Home equity loans
Term loans by origination year
2023 (year-to-date)	$—	—	—	—	—
2022	—	—	—	—	—
2021	48	—	—	—	—
2020	50	23	23	—	—
2019	—	183	183	—	—
Prior	4	6,351	6,139	10	202
Revolving loans	—	863,406	858,149	3,696	1,561
Total	$102	869,963	864,494	3,706	1,763
Other consumer loans
Term loans by origination year
2023 (year-to-date)	$5,766	116,739	114,684	1,956	99
2022	544	108,500	107,466	682	352
2021	137	67,923	67,493	384	46
2020	76	34,794	34,680	100	14
2019	50	14,302	14,101	47	154
Prior	75	19,161	18,534	77	550
Revolving loans	—	40,656	40,461	187	8
Total	$6,648	402,075	397,419	3,433	1,223

	December 31, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022	$543,469	543,023	446	—
2021	552,748	551,756	992	—
2020	116,810	116,543	136	131
2019	45,055	44,604	451	—
2018	37,252	36,993	—	259
Prior	149,292	146,318	913	2,061
Revolving loans	1,382	1,382	—	—
Total	$1,446,008	1,440,619	2,938	2,451
Home equity loans
Term loans by origination year
2022	$60	60	—	—
2021	77	77	—	—
2020	82	82	—	—
2019	225	195	—	30
2018	594	594	—	—
Prior	7,165	6,868	131	166
Revolving loans	814,029	811,701	1,152	1,176
Total	$822,232	819,577	1,283	1,372
Other consumer loans
Term loans by origination year
2022	$152,685	149,702	2,825	158
2021	94,210	93,749	421	40
2020	49,257	48,990	212	55
2019	20,432	20,166	96	170
2018	10,598	9,970	91	537
Prior	16,014	15,786	106	122
Revolving loans	38,661	38,480	179	2
Total	$381,857	376,843	3,930	1,084

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$30,801		30,254
Accumulated depreciation	(5,856)		(2,760)
Net ROU assets	$24,945	41,529	27,494	43,551
Lease liabilities	$25,618	44,962	28,204	46,579
Weighted-average remaining lease term	11 years	16 years	12 years	17 years
Weighted-average discount rate	3.6%	3.6%	3.6%	3.6%

Maturities of lease liabilities consist of the following:

	September 30, 2023
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,568	4,689
Maturing one year through two years	4,557	4,742
Maturing two years through three years	4,566	4,565
Maturing three years through four years	4,576	4,329
Maturing four years through five years	1,578	3,810
Thereafter	11,281	39,836
Total lease payments	31,126	61,971
Present value of lease payments
Short-term	3,710	3,160
Long-term	21,908	41,802
Total present value of lease payments	25,618	44,962
Difference between lease payments and present value of lease payments	$5,508	17,009

The components of lease expense consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost
Amortization of ROU assets	$1,060	837	3,118	1,227
Interest on lease liabilities	239	200	723	334
Operating lease cost	1,359	1,493	4,243	4,483
Short-term lease cost	151	101	528	314
Variable lease cost	410	259	1,262	903
Sublease income	(9)	(11)	(32)	(35)
Total lease expense	$3,210	2,879	9,842	7,226

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2023		September 30, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$239	892	177	992
Financing cash flows	892	N/A	757	N/A

	Nine Months ended
	September 30, 2023		September 30, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$723	2,714	335	3,011
Financing cash flows	2,633	N/A	1,039	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2023 and 2022 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net carrying value at beginning of period	$985,393	985,393	985,393	985,393
Acquisitions and adjustments	—	—	—	—
Net carrying value at end of period	$985,393	985,393	985,393	985,393

The Company performed its annual goodwill impairment test during the third quarter of 2023 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2023 and December 31, 2022.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Carrying value at beginning of period	$13,488	12,839
Additions	362	2,461
Amortization	(1,071)	(1,812)
Carrying value at end of period	$12,779	13,488
Principal balances of loans serviced for others	$1,593,761	1,661,294
Fair value of servicing rights	$19,336	19,716

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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Loans receivable	$125,765	134,603
Accrued interest receivable	629	370
Other assets	50,456	48,136
Total assets	$176,850	183,109
Liabilities
Other borrowed funds	$48,134	49,089
Accrued interest payable	457	274
Other liabilities	49	179
Total liabilities	$48,640	49,542

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $83,625,000 and $72,918,000 as of September 30, 2023 and December 31, 2022, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2023 and 2022. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at September 30, 2023 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2023	$11,216
2024	51,305
2025	29,097
2026	10,019
2027	351
Thereafter	2,452
Total	$104,440

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization expense	$3,728	3,009	11,636	8,999
Tax credits and other tax benefits recognized	4,981	4,009	15,552	11,986

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2023	December 31, 2022
U.S. government and federal agency	$117,284	$—
Residential mortgage-backed securities	1,300,892	945,916
Commercial mortgage-backed securities	81,520	—
Total	$1,499,696	945,916

The repurchase agreements are secured by debt securities with carrying values of $1,756,244,000 and $1,378,962,000 at September 30, 2023 and December 31, 2022, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges
The Company is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps have been entered into to manage interest rate risk associated with forecasted variable rate borrowings.

Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the nine months ended September 30, 2023. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent. The variable rate is based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At September 30, 2023 and December 31, 2022, the interest rate caps had a fair value of $6,840,000 and $7,757,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Changes in fair value were recorded in OCI. Amortization recorded on the interest rate caps totaled $126,000 for the nine months ended September 30, 2023 and 2022, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending September 30, 2023 and 2022 was as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amount of gain recognized in OCI	$654	3,132	2,540	7,002
Amount of gain reclassified from OCI to net income	1,244	165	3,331	167

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2023 and December 31, 2022, loan commitments with interest rate lock commitments totaled $46,995,000 and $28,910,000, respectively. At September 30, 2023 and December 31, 2022, the fair value of the related derivatives on the interest rate lock commitments was $789,000 and $362,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At September 30, 2023 and December 31, 2022, TBA commitments were $30,250,000 and $21,000,000, respectively. At September 30, 2023 the fair value was $331,000 and was included in other assets with corresponding changes recorded in gain on sale of loans. At December 31, 2022, the fair value was $188,000, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Consulting and outside services	$3,697	3,462	12,863	11,871
Debit card expenses	2,955	2,330	8,682	6,414
Loan expenses	2,032	2,041	5,513	5,811
VIE amortization and other expenses	1,603	1,744	5,349	5,457
Employee expenses	1,480	1,487	4,727	4,008
Telephone	1,545	1,683	4,599	4,968
Business development	1,399	1,705	3,929	4,002
Postage	1,097	1,023	3,223	3,124
Checking and operating expenses	713	618	2,429	1,804
Printing and supplies	798	1,020	2,334	3,047
Legal fees	276	477	1,163	1,768
Accounting and audit fees	131	304	1,157	1,202
Mergers and acquisition expenses	279	891	842	9,153
Loss (gain) on dispositions of fixed assets	37	205	23	(1,062)
Other	2,309	2,107	6,773	5,251
Total other expenses	$20,351	21,097	63,606	66,818

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(528,317)	5,233	(523,084)
Reclassification adjustments for gains and transfers included in net income	(583)	(125)	(708)
Reclassification adjustments for amortization included in net income for transferred securities	1,285	—	1,285
Net current period other comprehensive (loss) income	(527,615)	5,108	(522,507)
Balance at September 30, 2022	$(500,577)	5,429	(495,148)
Balance at January 1, 2023	$(474,338)	5,546	(468,792)
Other comprehensive income before reclassifications	(34,364)	1,898	(32,466)
Reclassification adjustments for gains and transfers included in net income	24	(2,490)	(2,466)
Reclassification adjustments for amortization included in net income for transferred securities	3,357	—	3,357
Net current period other comprehensive (loss) income	(30,983)	(592)	(31,575)
Balance at September 30, 2023	$(505,321)	4,954	(500,367)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income available to common stockholders, basic and diluted	$52,445	79,338	168,611	223,525
Average outstanding shares - basic	110,877,534	110,766,502	110,857,788	110,752,231
Add: dilutive restricted stock units and stock options	9,425	67,092	24,930	59,036
Average outstanding shares - diluted	110,886,959	110,833,594	110,882,718	110,811,267
Basic earnings per share	$0.47	0.72	1.52	2.02
Diluted earnings per share	$0.47	0.72	1.52	2.02
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	247,104	3,008	222,710	6,323
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2023 and 2022.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2023.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $370,000 and net gains of $1,788,000 for the nine month periods ended September 30, 2023 and 2022, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$444,145	—	444,145	—
U.S. government sponsored enterprises	289,831	—	289,831	—
State and local governments	96,713	—	96,713	—
Corporate bonds	25,904	—	25,904	—
Residential mortgage-backed securities	2,810,894	—	2,810,894	—
Commercial mortgage-backed securities	1,074,251	—	1,074,251	—
Loans held for sale, at fair value	29,027	—	29,027	—
Interest rate caps	6,840	—	6,840	—
Interest rate locks	789	—	789	—
TBA hedge	331	—	331	—
Total assets measured at fair value on a recurring basis	$4,778,725	—	4,778,725	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$444,727	—	444,727	—
U.S. government sponsored enterprises	287,364	—	287,364	—
State and local governments	132,993	—	132,993	—
Corporate bonds	26,109	—	26,109	—
Residential mortgage-backed securities	3,267,341	—	3,267,341	—
Commercial mortgage-backed securities	1,148,773	—	1,148,773	—
Loans held for sale, at fair value	12,314	—	12,314	—
Interest rate caps	7,757	—	7,757	—
Interest rate locks	362	—	362	—
Total assets measured at fair value on a recurring basis	$5,327,740	—	5,327,740	—
TBA hedge	$188	—	188	—
Total liabilities measured at fair value on a recurring basis	$188	—	188	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2023.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,279	—	—	1,279
Total assets measured at fair value on a non-recurring basis	$1,279	—	—	1,279

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,360	—	—	1,360
Total assets measured at fair value on a non-recurring basis	$1,360	—	—	1,360

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2023	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,273	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	6	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$1,279

	Fair Value December 31, 2022	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,329	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	31	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
$1,360
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended September 30, 2023.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,672,094	1,672,094	—	—
Debt securities, held-to-maturity	3,553,805	—	3,038,467	—
Loans receivable, net of ACL	15,942,775	—	—	15,717,799
Total financial assets	$21,168,674	1,672,094	3,038,467	15,717,799
Financial liabilities
Term deposits	$2,742,017	—	2,780,108	—
FRB Bank Term Funding	2,740,000	—	2,731,093	—
Repurchase agreements and other borrowed funds	1,573,448	—	1,573,448	—
Subordinated debentures	132,903	—	117,867	—
Total financial liabilities	$7,188,368	—	7,202,516	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$401,995	401,995	—	—
Debt securities, held-to-maturity	3,715,052	—	3,274,792	—
Loans receivable, net of ACL	15,064,529	—	—	14,806,354
Total financial assets	$19,181,576	401,995	3,274,792	14,806,354
Financial liabilities
Term deposits	$880,589	—	874,850	—
FHLB advances	1,800,000	—	1,799,936	—
Repurchase agreements and other borrowed funds	1,023,209	—	1,023,209	—
Subordinated debentures	132,782	—	122,549	—
Total financial liabilities	$3,836,580	—	3,820,544	—

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
•risks related to overall economic conditions, including the impact on the economy of a rising interest rate environment, inflationary pressures, and geopolitical instability, including the wars in Ukraine and the Middle East;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Operating results
Net income	$52,445	54,955	61,211	79,338	168,611	223,525
Basic earnings per share	$0.47	0.50	0.55	0.72	1.52	2.02
Diluted earnings per share	$0.47	0.50	0.55	0.72	1.52	2.02
Dividends declared per share	$0.33	0.33	0.33	0.33	0.99	0.99
Market value per share
Closing	$28.50	31.17	42.01	49.13	28.50	49.13
High	$36.45	42.21	50.03	56.10	50.03	60.69
Low	$26.84	26.77	37.07	46.08	26.77	44.43
Selected ratios and other data
Number of common stock shares outstanding	110,879,365	110,873,887	110,868,713	110,766,954	110,879,365	110,766,954
Average outstanding shares - basic	110,877,534	110,870,964	110,824,648	110,766,502	110,857,788	110,752,231
Average outstanding shares - diluted	110,886,959	110,875,535	110,881,708	110,833,594	110,882,718	110,811,267
Return on average assets (annualized)	0.75%	0.81%	0.93%	1.18%	0.83%	1.13%
Return on average equity (annualized)	7.12%	7.52%	8.54%	10.94%	7.72%	10.14%
Efficiency ratio	63.31%	62.73%	60.39%	52.76%	62.10%	55.14%
Dividend payout ratio	70.21%	66.00%	60.00%	45.83%	65.13%	49.01%
Loan to deposit ratio	79.25%	79.92%	77.09%	67.98%	79.25%	67.98%
Number of full time equivalent employees	3,314	3,369	3,390	3,396	3,314	3,396
Number of locations	221	222	222	222	221	222
Number of ATMs	274	274	263	272	274	272

The Company reported net income of $52.4 million for the current quarter, a decrease of $26.9 million, or 34 percent, from the $79.3 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.47 per share, a decrease of 35 percent from the prior year third quarter diluted earnings per share of $0.72. The decrease in net income compared to the prior quarter and prior year third quarter was primarily due to the continued increase in funding costs, which has outpaced the increase in interest income.

Net income for the nine months ended September 30, 2023 was $169 million, a decrease of $54.9 million, or 25 percent, from the $224 million for the first nine months in the prior year, which was primarily driven by the increase in funding costs outpacing the increase in interest income. Diluted earnings per share for the first nine months of 2023 was $1.52 per share, a decrease of 25 percent from the prior year first nine months diluted earnings per share of $2.02.

On August 8, 2023, the Company announced the signing of a definitive agreement to acquire Community Financial Group, Inc., the parent company of Wheatland Bank (collectively, “Wheatland”), headquartered in Spokane, Washington. Wheatland has 14 branches in eastern Washington with total assets of $763 million, total loans of $491 million and total deposits of $609 million as of September 30, 2023. The Company’s acquisition of Wheatland is subject to required regulatory and shareholder approvals and other customary conditions of closing and is expected to be completed in the fourth quarter of 2023.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022
Cash and cash equivalents	$1,672,094	1,051,320	401,995	425,212	620,774	1,270,099	1,246,882
Debt securities, available-for-sale	4,741,738	4,999,820	5,307,307	5,755,076	(258,082)	(565,569)	(1,013,338)
Debt securities, held-to-maturity	3,553,805	3,608,289	3,715,052	3,756,634	(54,484)	(161,247)	(202,829)
Total debt securities	8,295,543	8,608,109	9,022,359	9,511,710	(312,566)	(726,816)	(1,216,167)
Loans receivable
Residential real estate	1,653,777	1,588,175	1,446,008	1,368,368	65,602	207,769	285,409
Commercial real estate	10,292,446	10,220,751	9,797,047	9,582,989	71,695	495,399	709,457
Other commercial	2,916,785	2,888,810	2,799,668	2,729,717	27,975	117,117	187,068
Home equity	869,963	862,240	822,232	793,556	7,723	47,731	76,407
Other consumer	402,075	394,986	381,857	376,603	7,089	20,218	25,472
Loans receivable	16,135,046	15,954,962	15,246,812	14,851,233	180,084	888,234	1,283,813
Allowance for credit losses	(192,271)	(189,385)	(182,283)	(178,191)	(2,886)	(9,988)	(14,080)
Loans receivable, net	15,942,775	15,765,577	15,064,529	14,673,042	177,198	878,246	1,269,733
Other assets	2,153,149	2,102,673	2,146,492	2,122,990	50,476	6,657	30,159
Total assets	$28,063,561	27,527,679	26,635,375	26,732,954	535,882	1,428,186	1,330,607

Total debt securities of $8.296 billion at September 30, 2023 decreased $313 million, or 4 percent, during the current quarter and decreased $1.216 billion, or 13 percent, from the prior year third quarter. The Company continues to utilize cash flow from the securities portfolio to primarily fund loan growth and maintain a strong cash position. The Company increased its cash position by $621 million during the current quarter to further strengthen its liquidity position. Debt securities represented 30 percent of total assets at September 30, 2023, compared to 34 percent at December 31, 2022, and 36 percent at September 30, 2022.

The loan portfolio of $16.135 billion increased $180 million, or 5 percent annualized, during the current quarter with the largest dollar increase in commercial real estate which increased $71.7 million, or 3 percent annualized. The loan portfolio increased $1.284 billion, or 9 percent, from the prior year third quarter with the largest dollar increase in commercial real estate loans which increased $709 million, or 7 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022
Deposits
Non-interest bearing deposits	$6,465,353	6,458,394	7,690,751	8,294,363	6,959	(1,225,398)	(1,829,010)
NOW and DDA accounts	5,253,367	5,154,442	5,330,614	5,462,707	98,925	(77,247)	(209,340)
Savings accounts	2,872,362	2,808,571	3,200,321	3,305,333	63,791	(327,959)	(432,971)
Money market deposit accounts	2,994,631	3,094,302	3,472,281	3,905,676	(99,671)	(477,650)	(911,045)
Certificate accounts	2,742,017	2,014,104	880,589	907,560	727,913	1,861,428	1,834,457
Core deposits, total	20,327,730	19,529,813	20,574,556	21,875,639	797,917	(246,826)	(1,547,909)
Wholesale deposits	67,434	478,417	31,999	4,003	(410,983)	35,435	63,431
Deposits, total	20,395,164	20,008,230	20,606,555	21,879,642	386,934	(211,391)	(1,484,478)
Securities sold under agreements to repurchase	1,499,696	1,356,862	945,916	887,483	142,834	553,780	612,213
Federal Home Loan Bank advances	—	—	1,800,000	705,000	—	(1,800,000)	(705,000)
FRB Bank Term Funding	2,740,000	2,740,000	—	—	—	2,740,000	2,740,000
Other borrowed funds	73,752	75,819	77,293	77,671	(2,067)	(3,541)	(3,919)
Subordinated debentures	132,903	132,863	132,782	132,742	40	121	161
Other liabilities	347,452	287,379	229,524	278,059	60,073	117,928	69,393
Total liabilities	$25,188,967	24,601,153	23,792,070	23,960,597	587,814	1,396,897	1,228,370

During the current quarter, the Company continued to focus on its diversified deposit and repurchase agreement product offerings. Total deposits and retail repurchase agreements of $21.895 billion at the current quarter end increased $530 million, or 10 percent annualized, during the current quarter. With the increased core deposits, the Company allowed $411 million of higher cost wholesale deposits to mature. Excluding wholesale deposits, core deposits and retail repurchase agreements increased $941 million, or 18 annualized percent, during the current quarter. Non-interest bearing deposits increased $7.0 million over the prior quarter, representing 32 percent of total core deposits at September 30, 2023 compared to 37 percent at December 31, 2022 and 38 percent at September 30, 2022.

The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Company has available liquidity from the FHLB and Federal Reserve facilities, unpledged securities, brokered deposits, and other sources.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022
Common equity	$3,374,961	3,357,313	3,312,097	3,267,505	17,648	62,864	107,456
Accumulated other comprehensive income	(500,367)	(430,787)	(468,792)	(495,148)	(69,580)	(31,575)	(5,219)
Total stockholders’ equity	2,874,594	2,926,526	2,843,305	2,772,357	(51,932)	31,289	102,237
Goodwill and core deposit intangible, net	(1,019,690)	(1,022,118)	(1,026,994)	(1,029,658)	2,428	7,304	9,968
Tangible stockholders’ equity	$1,854,904	1,904,408	1,816,311	1,742,699	(49,504)	38,593	112,205

Stockholders’ equity to total assets	10.24%	10.63%	10.67%	10.37%
Tangible stockholders’ equity to total tangible assets	6.86%	7.18%	7.09%	6.78%
Book value per common share	$25.93	26.40	25.67	25.03	(0.47)	0.26	0.90
Tangible book value per common share	$16.73	17.18	16.40	15.73	(0.45)	0.33	1.00

Tangible stockholders’ equity of $1.855 billion at September 30, 2023 decreased $49.5 million, or 3 percent, compared to the prior quarter due to an increase in net unrealized losses (after-tax) on available-for-sale debt securities during the current quarter. Tangible stockholders’ equity increased $112 million, or 6 percent, from September 30, 2022, which was primarily due to earnings retention. Tangible book value per common share of $16.73 at the current quarter end increased $0.33 per share, or 2 percent, from the prior year end. The tangible book value per common share increased $1.00 per share from the prior year third quarter.

Cash Dividend
On September 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The current quarter dividend of $0.33 per share was consistent with the dividend declared in the prior quarter and the prior year third quarter. The dividend was payable October 19, 2023 to shareholders of record on October 10, 2023. The dividend was the Company’s 154th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2023
Compared to June 30, 2023, March 31, 2023, and September 30, 2022

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Sep 30, 2022	Jun 30, 2023	Mar 31, 2023	Sep 30, 2022
Net interest income
Interest income	$264,906	247,365	199,637	214,402	17,541	65,269	50,504
Interest expense	97,852	75,385	6,199	9,075	22,467	91,653	88,777
Total net interest income	167,054	171,980	193,438	205,327	(4,926)	(26,384)	(38,273)
Non-interest income
Service charges and other fees	19,304	18,967	17,309	18,970	337	1,995	334
Miscellaneous loan fees and charges	4,322	4,162	3,850	4,040	160	472	282
Gain on sale of loans	4,046	3,528	4,996	3,846	518	(950)	200
Loss on sale of investments	(65)	(23)	(260)	(85)	(42)	195	20
Other income	2,633	2,445	2,385	3,635	188	248	(1,002)
Total non-interest income	30,240	29,079	28,280	30,406	1,161	1,960	(166)
Total income	$197,294	201,059	221,718	235,733	(3,765)	(24,424)	(38,439)
Net interest margin (tax-equivalent)	2.58%	2.74%	3.23%	3.34%

Net Interest Income
The current quarter interest income of $265 million increased $17.5 million, or 7 percent, over the prior quarter and was driven primarily by the increase in the loan yields and an increase in interest-bearing cash. The current quarter interest income increased $50.5 million, or 24 percent, over the prior year third quarter and was principally due to loan growth and increased loan yields. The loan yield of 5.27 percent in the current quarter increased 15 basis points from the prior quarter loan yield of 5.12 percent and increased 60 basis points from the prior year third quarter loan yield of 4.67 percent.

The current quarter interest expense of $97.9 million increased $22.5 million, or 30 percent, over the prior quarter and increased $88.8 million, or 978 percent, over the prior year third quarter primarily the result of an increase in rates on deposits and borrowings. Core deposit cost (including non-interest bearing deposits) was 1.03 percent for the current quarter compared to 0.57 percent in the prior quarter and 0.06 percent for the prior year third quarter. The total cost of funding (including non-interest bearing deposits) was 1.58 percent in the current quarter compared to 1.26 percent in the prior quarter and 0.15 percent in the prior year third quarter, which was the result of the increased deposit and borrowing rates.

The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 2.58 percent compared to 2.74 percent in the prior quarter and 3.34 percent in the prior year third quarter. Although the net interest margin has been negatively impacted by the increase in interest rates in the current year, the Company experienced a slower pace in the decline in the net interest margin during the current quarter. The current quarter decrease in net interest margin was 16 basis points compared to a decrease of 34 basis points in the prior quarter and a decrease of 22 basis points in the first quarter of the current year. The core net interest margin, excluding discount accretion, the impact from non-accrual interest and the impact from the Paycheck Protection Program (“PPP”) loans, was 2.55 percent compared to 2.72 percent in the prior quarter and 3.29 percent in the prior year third quarter.

Non-interest Income
Non-interest income for the current quarter totaled $30.2 million, which was an increase of $1.2 million, or 4 percent, over the prior quarter. Gain on the sale of residential loans of $4.0 million for the current quarter increased $518 thousand, or 15 percent, compared to the prior quarter and increased $200 thousand, or 5 percent, from the prior year third quarter. Service charges and other fees of $19.3 million in the current quarter increased $337 thousand, or 2 percent, over the prior quarter and increased $334 thousand, or 2 percent, over the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Sep 30, 2022	Jun 30, 2023	Mar 31, 2023	Sep 30, 2022
Compensation and employee benefits	$77,387	78,764	81,477	80,612	(1,377)	(4,090)	(3,225)
Occupancy and equipment	10,553	10,827	11,665	10,797	(274)	(1,112)	(244)
Advertising and promotions	4,052	3,733	4,235	3,768	319	(183)	284
Data processing	8,730	8,402	8,109	7,716	328	621	1,014
Other real estate owned	15	14	12	66	1	3	(51)
Regulatory assessments and insurance	6,060	5,314	4,903	3,339	746	1,157	2,721
Core deposit intangibles amortization	2,428	2,427	2,449	2,665	1	(21)	(237)
Other expenses	20,351	21,123	22,132	21,097	(772)	(1,781)	(746)
Total non-interest expense	$129,576	130,604	134,982	130,060	(1,028)	(5,406)	(484)

Total non-interest expense of $130 million for the current quarter decreased $1.0 million, or 79 basis points, over the prior quarter and decreased $484 thousand, or 37 basis points, over the prior year third quarter. Compensation and employee benefits expense of $77.4 million for the current quarter decreased $1.4 million, or 2 percent, from the prior quarter and decreased $3.2 million, or 4 percent, over the prior year third quarter, which was driven primarily by decreases in accrued expenses for employee benefits. Regulatory assessments and insurance of $6.1 million, increased $2.7 million, or 81 percent, over the prior year third quarter and was primarily due to the FDIC uniformly increasing all depository institutions premiums at the beginning of the current year.

Efficiency Ratio
The efficiency ratio was 63.31 percent in the current quarter compared to 62.73 percent in the prior quarter and 52.76 percent in the prior year third quarter. The increase from the prior quarter and prior year third quarter was primarily attributable to the increase in interest expense in the current quarter that outpaced the increase in interest income.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2023	$5,095	$2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%
Fourth quarter 2021	19,301	616	1.29%	0.38%	0.26%

Net charge-offs for the current quarter were $2.2 million compared to $2.5 million in the prior quarter and $3.2 million for the prior year third quarter. Net charge-offs of $2.2 million included $1.7 million in deposit overdraft net charge-offs and $544 thousand of net loan charge-offs.

The current quarter provision for credit loss expense for loans was $5.1 million, which was a decrease of $160 thousand from the prior quarter and a $3.3 million decrease from the prior year third quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months Ended September 30, 2023
Compared to September 30, 2022

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2023	Sep 30, 2022	$ Change	% Change
Net interest income
Interest income	$744,159	604,555	139,604	23%
Interest expense	218,933	20,235	198,698	982%
Total net interest income	525,226	584,320	(59,094)	(10)%
Non-interest income
Service charges and other fees	56,042	53,390	2,652	5%
Miscellaneous loan fees and charges	12,451	11,445	1,006	9%
Gain on sale of loans	9,974	17,857	(7,883)	(44)%
(Loss) gain on sale of debt securities	(202)	101	(303)	(300)%
Other income	8,949	9,456	(507)	(5)%
Total non-interest income	87,214	92,249	(5,035)	(5)%
Total income	$612,440	676,569	(64,129)	(9)%
Net interest margin (tax-equivalent)	2.79%	3.26%

Net Interest Income
Net interest income of $525 million for the first nine months of 2023 decreased $59.1 million, or 10 percent, over the same period of 2022, and was primarily driven by increased interest expense. Interest income of $744 million for the first nine months in the current year increased $139.6 million, or 23 percent, from the same period in the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.14 percent for the first nine months of the current year, an increase of 54 basis points from the first nine months of the prior year loan yield of 4.60 percent.

Interest expense of $218.9 million for the first nine months of 2023 increased $199 million, or 982 percent, over the same period in the prior year and was the result of increased borrowings and higher interest rates on borrowings and deposits. Core deposit cost (including non-interest bearing deposits) was 0.62 percent for the nine months of 2023 compared to 0.06 percent for the same period in 2022. The total funding cost (including non-interest bearing deposits) for the first nine months of the current year was 1.22 percent, which was an increase of 110 basis points over the prior year first nine months of 0.12 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first nine months of 2023 was 2.79 percent, a 47 basis points decrease from the net interest margin of 3.26 percent for the same period in the prior year. The net interest margin, adjusted to exclude discount accretion, the impact from non-accrual interest and the impact from the PPP loans, was 2.77 percent for the first nine months of the current year, which was a 41 basis points decrease from the similarly adjusted margin of 3.18 percent in the same period of the prior year.

Non-interest Income
Non-interest income of $87.2 million for the first nine months of 2023 decreased $5.0 million, or 5 percent, over the same period last year and was primarily due to the decrease in gain on sale of residential loans which was partially offset by the increase in service charges and other fees. Gain on sale of residential loans of $10.0 million in the current year decreased by $7.9 million, or 44 percent, over the prior year, primarily as a result of the reduction in residential purchase and refinance activity as mortgage rates significantly increased during the current year. Miscellaneous loan fees of $12.5 million increased $1.0 million, or 9 percent, which was primarily driven by an increase in credit card interchange fees due to increased activity.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2023	Sep 30, 2022	$ Change	% Change
Compensation and employee benefits	$237,628	$239,489	$(1,861)	(1)%
Occupancy and equipment	33,045	32,527	518	2%
Advertising and promotions	12,020	10,766	1,254	12%
Data processing	25,241	22,744	2,497	11%
Other real estate owned	41	72	(31)	(43)%
Regulatory assessments and insurance	16,277	9,479	6,798	72%
Core deposit intangibles amortization	7,304	7,994	(690)	(9)%
Other expenses	63,606	66,818	(3,212)	(5)%
Total non-interest expense	$395,162	$389,889	$5,273	1%

Total non-interest expense of $395 million for the first nine months of 2023 increased $5.3 million, or 1 percent, over the same period in the prior year. Regulatory assessments and insurance of $16.3 million for the first nine months of 2023 increased $6.8 million, or 72 percent, over the prior year and was primarily due to the FDIC uniformly increasing all depository institutions premiums beginning in 2023. Other expense of $63.6 million for the first nine months of 2023 decreased $3.2 million, or 5 percent, from the first nine months of the prior year and was primarily due to the decrease in acquisition-related expenses along with changes in several miscellaneous categories. Acquisition-related expenses were $842 thousand in the first nine months of the current year compared to $9.2 million in the same period of last year.

Efficiency Ratio
The efficiency ratio was 62.10 percent for the first nine months of 2023 compared to 55.14 percent for the same period last year. The increase from the prior year was primarily attributable to the increase in interest expense in the current year that outpaced the increase in interest income.

Provision for Credit Losses
The provision for credit loss expense was $11.8 million for the first nine months of 2023 and decreased $2.1 million, or 15 percent, over the same period of the prior year. The provision for credit loss expense for the first nine months of 2023 included provision for credit loss expense of $16.6 million on the loan portfolio and credit loss benefit of $4.8 million on the unfunded loan commitments. Net charge-offs during the first nine months of the current year were $6.6 million compared to $5.8 million during the same period of the prior year.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$444,145	5%	$444,727	5%	$443,466	5%
U.S. government sponsored enterprises	289,831	3%	287,364	3%	288,532	3%
State and local governments	96,713	1%	132,993	1%	411,855	4%
Corporate bonds	25,904	1%	26,109	1%	83,731	1%
Residential mortgage-backed securities	2,810,894	34%	3,267,341	36%	3,387,378	35%
Commercial mortgage-backed securities	1,074,251	13%	1,148,773	13%	1,140,114	12%
Total available-for-sale	4,741,738	57%	5,307,307	59%	5,755,076	60%
Held-to-maturity
U.S. government and federal agency	851,751	10%	846,046	9%	845,116	9%
State and local governments	1,657,628	20%	1,682,640	19%	1,675,529	18%
Residential mortgage-backed securities	1,044,426	13%	1,186,366	13%	1,235,989	13%
Total held-to-maturity	3,553,805	43%	3,715,052	41%	3,756,634	40%
Total debt securities	$8,295,543	100%	$9,022,359	100%	$9,511,710	100%

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

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$447,938	370,423	456,074	395,371
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,242,154	1,007,329	1,291,020	1,102,120
S&P: A+, A, A- / Moody’s: A1, A2, A3	55,202	52,909	58,045	56,865
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	—	—	—	—
Not rated by either entity	15,036	12,306	14,534	14,089
Total	$1,760,330	1,442,967	1,819,673	1,568,445

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$388,377	347,601	421,698	389,762
General obligation - limited	183,644	151,441	186,401	162,096
Revenue	1,149,133	911,050	1,171,971	981,486
Certificate of participation	36,472	30,317	36,864	32,464
Other	2,704	2,558	2,739	2,637
Total	$1,760,330	1,442,967	1,819,673	1,568,445

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$373,646	308,278	382,529	324,651
Texas	126,335	105,930	128,590	113,444
Michigan	83,801	74,606	89,372	82,649
California	114,404	96,636	117,284	102,804
Washington	98,434	84,841	103,106	92,411
All other states	963,710	772,676	998,792	852,486
Total	$1,760,330	1,442,967	1,819,673	1,568,445

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2023. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$13	0.15%	$431,405	1.07%	$3,520	4.87%	$9,207	4.72%	$—	—%	$444,145	1.17%
U.S. government sponsored enterprises	—	—%	289,831	1.29%	—	—%	—	—%	—	—%	289,831	1.29%
State and local governments	1,289	2.25%	39,238	1.81%	29,425	2.46%	26,761	2.49%	—	—%	96,713	2.21%
Corporate bonds	—	—%	21,546	3.61%	3,482	4.00%	876	0.46%	—	—%	25,904	3.56%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,810,894	1.20%	2,810,894	1.20%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,074,251	2.46%	1,074,251	2.46%
Total available-for-sale	1,302	2.24%	782,020	1.25%	36,427	2.85%	36,844	2.98%	3,885,145	1.53%	4,741,738	1.51%
Held-to-maturity
U.S. government and federal agency	—	—%	851,751	1.62%	—	—%	—	—%	—	—%	851,751	1.62%
State and local governments	4,558	2.52%	72,506	2.91%	172,780	3.11%	1,407,784	2.48%	—	—%	1,657,628	2.57%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,044,426	1.63%	1,044,426	1.63%
Total held-to-maturity	4,558	2.52%	924,257	1.72%	172,780	3.11%	1,407,784	2.48%	1,044,426	1.63%	3,553,805	2.06%
Total debt securities	$5,860	2.46%	$1,706,277	1.49%	$209,207	3.06%	$1,444,628	2.50%	$4,929,571	1.55%	$8,295,543	1.73%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2023, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at September 30, 2023.

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

Non-marketable equity securities and marketable equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and marketable equity securities without readily determinable fair values as of September 30, 2023, the Company determined that none of such securities were impaired.

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

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,653,777	10%	$1,446,008	9%	$1,368,368	9%
Commercial real estate	10,292,446	65%	9,797,047	65%	9,582,989	65%
Other commercial	2,916,785	18%	2,799,668	19%	2,729,717	19%
Home equity	869,963	5%	822,232	5%	793,556	5%
Other consumer	402,075	3%	381,857	3%	376,603	3%
Loans receivable	16,135,046	101%	15,246,812	101%	14,851,233	101%
Allowance for credit losses	(192,271)	(1)%	(182,283)	(1)%	(178,191)	(1)%
Loans receivable, net	$15,942,775	100%	$15,064,529	100%	$14,673,042	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
Other real estate owned and foreclosed assets	$48	52	32	42
Accruing loans 90 days or more past due	3,855	3,876	1,559	2,524
Non-accrual loans	38,380	28,094	31,151	32,493
Total non-performing assets	$42,283	32,022	32,742	35,059
Non-performing assets as a percentage of subsidiary assets	0.15%	0.12%	0.12%	0.13%
ACL as a percentage of non-performing loans	455%	592%	557%	508%
Accruing loans 30-89 days past due	$15,253	24,863	20,967	10,922
U.S. government guarantees included in non-performing assets	$1,057	1,035	2,312	4,930
Interest income [1]	$1,479	706	1,450	1,116
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $42.3 million at September 30, 2023 increased $10.3 million, or 32 percent, over the quarter and increased $7.2 million, or 21 percent, over the prior year third quarter. Non-performing assets as a percentage of subsidiary assets at September 30, 2023 was 0.15 percent compared to 0.12 percent in the prior quarter and 0.13 percent in the prior year third quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $15.3 million at September 30, 2023 decreased $9.6 million from the prior quarter and decreased $5.7 million from prior year end. Early stage delinquencies as a percentage of loans at September 30, 2023 was 0.09 percent compared to 0.16 percent for the prior quarter end and 0.14 percent for the prior year end.

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

Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulties are considered modification if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at September 30, 2023 had an amortized cost of $53.7 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2023 was $163 thousand. The fair value of the loan collateral acquired in foreclosure during 2023 was $100 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
Balance at beginning of period	$32	32	18	18
Additions	100	74	907	896
Sales	(84)	(54)	(893)	(872)
Balance at end of period	$48	52	32	42

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2023			December 31, 2022			September 30, 2022
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$21,697	11%	10%	$19,683	10%	10%	$18,422	10%	9%
Commercial real estate	130,852	68%	65%	125,816	69%	65%	124,399	70%	65%
Other commercial	21,771	12%	18%	21,454	12%	18%	21,364	12%	18%
Home equity	11,624	6%	5%	10,759	6%	5%	9,562	5%	5%
Other consumer	6,327	3%	2%	4,571	3%	2%	4,444	3%	3%
Total	$192,271	100%	100%	$182,283	100%	100%	$178,191	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended		At or for the Six Months ended		At or for the Year ended		At or for the Nine Months ended
(Dollars in thousands)	September 30, 2023	% of Average Loans	June 30, 2023	% of Average Loans	December 31, 2022	% of Average Loans	September 30, 2022	% of Average Loans
Balance at beginning of period	$182,283		182,283		172,665		172,665
Provision for credit losses	16,609		11,514		17,433		11,373
Net (charge-offs) recoveries
Residential real estate	(7)	—%	(9)	—%	63	—%	54	—%
Commercial real estate	(333)	—%	(172)	—%	684	0.01%	(137)	—%
Other commercial	(1,528)	(0.05)%	(1,196)	(0.04)%	(2,545)	(0.10)%	(1,576)	(0.06)%
Home equity	(16)	—%	(53)	(0.01)%	250	0.03%	254	0.03%
Other consumer	(4,737)	(1.21)%	(2,982)	(0.70)%	(6,267)	(1.70)%	(4,442)	(1.22)%
Net charge-offs	(6,621)	(0.04)%	(4,412)	(0.03)%	(7,815)	(0.05)%	(5,847)	(0.04)%
Balance at end of period	$192,271		189,385		182,283		178,191
ACL as a percentage of total loans	1.19%		1.19%		1.20%		1.20%
Non-accrual loans as a percentage of total loans	0.24%		0.18%		0.20%		0.22%
ACL as a percentage of non-accrual loans	500.97%		674.11%		585.16%		548.40%

The current quarter credit loss expense of $3.5 million included $5.1 million of credit loss expense from loans and $1.6 million of credit loss benefit from unfunded loan commitments. The allowance for credit losses on loans (“ACL”) as a percentage of total loans outstanding at September 30, 2023 was 1.19 percent compared to 1.20 percent in the prior year third quarter. The Company’s ACL of $192 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2023 and 2022, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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
The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 221 locations, including 188 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022
Custom and owner occupied construction	$306,106	$315,651	$298,461	$288,977	(3)%	3%	6%
Pre-sold and spec construction	287,048	306,440	297,895	291,146	(6)%	(4)%	(1)%
Total residential construction	593,154	622,091	596,356	580,123	(5)%	(1)%	2%
Land development	234,995	238,897	219,842	217,878	(2)%	7%	8%
Consumer land or lots	184,685	182,251	206,604	204,241	1%	(11)%	(10)%
Unimproved land	87,089	91,157	104,662	101,684	(4)%	(17)%	(14)%
Developed lots for operative builders	62,485	65,134	60,987	62,800	(4)%	2%	(1)%
Commercial lots	84,194	94,334	93,952	94,395	(11)%	(10)%	(11)%
Other construction	982,384	1,039,192	938,406	893,846	(5)%	5%	10%
Total land, lot, and other construction	1,635,832	1,710,965	1,624,453	1,574,844	(4)%	1%	4%
Owner occupied	2,976,821	2,934,724	2,833,469	2,811,614	1%	5%	6%
Non-owner occupied	3,765,266	3,714,531	3,531,673	3,448,044	1%	7%	9%
Total commercial real estate	6,742,087	6,649,255	6,365,142	6,259,658	1%	6%	8%
Commercial and industrial	1,363,198	1,370,393	1,377,888	1,308,272	(1)%	(1)%	4%
Agriculture	785,208	770,378	735,553	770,282	2%	7%	2%
1st lien	2,054,497	1,956,205	1,808,502	1,738,151	5%	14%	18%
Junior lien	47,490	46,616	40,445	36,677	2%	17%	29%
Total 1-4 family	2,101,987	2,002,821	1,848,947	1,774,828	5%	14%	18%
Multifamily residential	714,822	664,859	622,185	574,366	8%	15%	24%
Home equity lines of credit	950,204	940,048	872,899	841,143	1%	9%	13%
Other consumer	233,980	231,519	220,035	219,036	1%	6%	7%
Total consumer	1,184,184	1,171,567	1,092,934	1,060,179	1%	8%	12%
States and political subdivisions	833,618	812,688	797,656	776,875	3%	5%	7%
Other	209,983	214,951	198,012	193,526	(2)%	6%	9%
Total loans receivable, including loans held for sale	16,164,073	15,989,968	15,259,126	14,872,953	1%	6%	9%
Less loans held for sale [1]	(29,027)	(35,006)	(12,314)	(21,720)	(17)%	136%	34%
Total loans receivable	$16,135,046	$15,954,962	$15,246,812	$14,851,233	1%	6%	9%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Sep 30, 2023	Sep 30, 2023	Sep 30, 2023
Custom and owner occupied construction	$219	219	224	227	219	—	—
Pre-sold and spec construction	763	1,548	389	1,016	—	763	—
Total residential construction	982	1,767	613	1,243	219	763	—
Land development	80	118	138	149	80	—	—
Consumer land or lots	314	239	278	285	314	—	—
Unimproved land	36	43	78	94	36	—	—
Developed lots for operative builders	608	608	251	255	—	608	—
Commercial lots	188	188	—	—	141	47	—
Other construction	12,884	12,884	12,884	12,884	12,884	—	—
Total land, lot and other construction	14,110	14,080	13,629	13,667	13,455	655	—
Owner occupied	1,445	2,251	2,076	2,687	1,326	119	—
Non-owner occupied	15,105	4,450	805	820	15,105	—	—
Total commercial real estate	16,550	6,701	2,881	3,507	16,431	119	—
Commercial and industrial	1,367	1,339	3,326	3,453	907	460	—
Agriculture	2,450	2,564	2,574	4,102	2,449	1	—
1st lien	2,766	2,794	2,678	2,149	2,644	107	15
Junior lien	363	273	166	139	147	216	—
Total 1-4 family	3,129	3,067	2,844	2,288	2,791	323	15
Multifamily residential	—	—	4,535	4,635	—	—	—
Home equity lines of credit	1,612	1,256	1,393	1,550	1,402	210	—
Other consumer	942	1,116	911	555	726	183	33
Total consumer	2,554	2,372	2,304	2,105	2,128	393	33
Other	1,141	132	36	59	—	1,141	—
Total	$42,283	32,022	32,742	35,059	38,380	3,855	48

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022
Custom and owner occupied construction	$—	$324	$1,082	$427	(100)%	(100)%	(100)%
Pre-sold and spec construction	599	129	1,712	—	364%	(65)%	n/m
Total residential construction	599	453	2,794	427	32%	(79)%	40%
Land development	44	244	—	596	(82)%	n/m	(93)%
Consumer land or lots	528	565	442	—	(7)%	19%	n/m
Unimproved land	87	—	120	36	n/m	(28)%	142%
Developed lots for operative builders	—	—	958	30	n/m	(100)%	(100)%
Commercial lots	1,245	3,404	47	2,158	(63)%	2,549%	(42)%
Other construction	—	1,114	209	—	(100)%	(100)%	n/m
Total land, lot and other construction	1,904	5,327	1,776	2,820	(64)%	7%	(32)%
Owner occupied	652	1,053	3,478	527	(38)%	(81)%	24%
Non-owner occupied	213	8,595	496	—	(98)%	(57)%	n/m
Total commercial real estate	865	9,648	3,974	527	(91)%	(78)%	64%
Commercial and industrial	2,946	2,096	3,439	2,087	41%	(14)%	41%
Agriculture	604	871	1,367	641	(31)%	(56)%	(6)%
1st lien	1,006	1,115	2,174	761	(10)%	(54)%	32%
Junior lien	355	385	190	72	(8)%	87%	393%
Total 1-4 family	1,361	1,500	2,364	833	(9)%	(42)%	63%
Multifamily residential	—	—	492	—	n/m	(100)	n/m
Home equity lines of credit	3,638	2,021	1,182	1,004	80%	208%	262%
Other consumer	1,821	1,714	1,824	1,089	6%	—%	67%
Total consumer	5,459	3,735	3,006	2,093	46%	82%	161%
States and political subdivisions	—	—	28	—	n/m	(100)%	n/m
Other	1,515	1,233	1,727	1,494	23%	(12)%	1%
Total	$15,253	$24,863	$20,967	$10,922	(39)%	(27)%	40%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Dec 31, 2022	Sep 30, 2022	Sep 30, 2023	Sep 30, 2023
Custom and owner occupied construction	$—	—	17	17	—	—
Pre-sold and spec construction	(12)	(8)	(15)	(12)	—	12
Total residential construction	(12)	(8)	2	5	—	12
Land development	(134)	(132)	(34)	(24)	—	134
Consumer land or lots	(14)	(14)	(46)	(46)	—	14
Unimproved land	—	—	—	—	—	—
Total land, lot and other construction	(148)	(146)	(80)	(70)	—	148
Owner occupied	(104)	(76)	555	229	16	120
Non-owner occupied	500	299	(242)	(4)	507	7
Total commercial real estate	396	223	313	225	523	127
Commercial and industrial	(11)	(18)	(70)	395	616	627
Agriculture	—	—	(7)	(5)	—	—
1st lien	98	101	(109)	(99)	111	13
Junior lien	32	38	(302)	(303)	49	17
Total 1-4 family	130	139	(411)	(402)	160	30
Multifamily residential	—	—	136	—	—	—
Home equity lines of credit	20	56	(91)	(98)	102	82
Other consumer	816	401	451	257	999	183
Total consumer	836	457	360	159	1,101	265
Other	5,430	3,765	7,572	5,540	7,884	2,454
Total	$6,621	4,412	7,815	5,847	10,284	3,663

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

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,465,353	32%	$7,690,751	37%	$8,294,363	38%
NOW and DDA accounts	5,253,367	26%	5,330,614	26%	5,462,707	25%
Savings accounts	2,872,362	14%	3,200,321	16%	3,305,333	15%
Money market deposit accounts	2,994,631	15%	3,472,281	17%	3,905,676	18%
Certificate accounts	2,742,017	13%	880,589	4%	907,560	4%
Wholesale deposits	67,434	—%	31,999	—%	4,003	—%
Total interest bearing deposits	13,929,811	68%	12,915,804	63%	13,585,279	62%
Total deposits	$20,395,164	100%	$20,606,555	100%	$21,879,642	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2023. The subordinated debentures outstanding as of September 30, 2023 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2023 and determined its ACL of $20.5 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
FHLB advances
Borrowing capacity	$4,328,436	4,358,079
Amount utilized	—	(1,800,000)
Letters of credit	(2,909)	(2,075)
Amount available	$4,325,527	2,556,004
FRB discount window
Borrowing capacity	$1,369,297	1,680,117
Amount utilized	—	—
Amount available	$1,369,297	1,680,117
FRB Bank Term Funding Program
Borrowing capacity	$3,575,755	—
Amount utilized	(2,740,000)	—
Amount available	$835,755	$—
Unsecured lines of credit available	$745,000	805,000
Unencumbered debt securities
U.S. government and federal agency	$111,215	811,311
U.S. government sponsored enterprises	—	286,480
State and local governments	1,710,052	1,513,164
Corporate bonds	25,904	26,109
Residential mortgage-backed securities	925	2,646,766
Commercial mortgage-backed securities	136,103	970,300
Total unencumbered debt securities [1]	$1,984,199	6,254,130
____________________________
1 Total unencumbered debt securities at September 30, 2023, included $365.9 million classified as AFS and $1.6 billion classified as HTM. Total unencumbered debt securities at December 31, 2022, included $3.1 billion classified as AFS, and $3.1 billion classified as HTM. During the first quarter, the Company pledged to the FRB’s Bank Term Funding Program.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,879,365 have been issued as of September 30, 2023. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2023. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2023, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2023:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.82%	12.78%	12.78%	8.79%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company added back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL is being phased out of Common Tier 1 capital evenly over the three-year period.

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Income Before Income Taxes	$205,496	272,841
Federal and state income tax expense	36,885	49,316
Net Income	$168,611	223,525
Effective tax rate [1]	17.9%	18.1%
Income from tax-exempt debt securities, municipal loans and leases	$59,588	59,082
Benefits from federal income tax credits	$15,552	7,977
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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2023	$7,408	16,822	642	24,872
2024	5,812	22,959	602	29,373
2025	4,332	25,439	451	30,222
2026	3,612	25,549	219	29,380
2027	3,612	23,607	42	27,261
Thereafter	1,596	101,727	190	103,513
	$26,372	216,103	2,146	244,621

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2023			September 30, 2023
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,649,947	$18,594	4.51%	$1,570,911	$51,508	4.37%
Commercial loans [1]	13,120,479	174,822	5.29%	12,910,691	498,152	5.16%
Consumer and other loans	1,263,775	19,478	6.11%	1,236,158	54,248	5.87%
Total loans [2]	16,034,201	212,894	5.27%	15,717,760	603,908	5.14%
Tax-exempt investment securities [3]	1,732,227	14,486	3.34%	1,745,764	44,978	3.44%
Taxable investment securities [4,5]	8,485,157	41,052	1.94%	8,240,041	107,338	1.74%
Total earning assets	26,251,585	268,432	4.06%	25,703,565	756,224	3.93%
Goodwill and intangibles	1,020,868			1,023,274
Non-earning assets	528,145			510,332
Total assets	$27,800,598			$27,237,171
Liabilities
Non-interest bearing deposits	$6,461,350	$—	—%	$6,770,242	$—	—%
NOW and DDA accounts	5,231,741	12,906	0.98%	5,140,668	22,606	0.59%
Savings accounts	2,840,620	3,492	0.49%	2,930,420	5,070	0.23%
Money market deposit accounts	3,039,177	12,646	1.65%	3,253,138	28,654	1.18%
Certificate accounts	2,462,266	23,151	3.73%	1,638,163	34,613	2.82%
Total core deposits	20,035,154	52,195	1.03%	19,732,631	90,943	0.62%
Short-term borrowings
Wholesale deposits [6]	188,523	2,502	5.27%	213,465	7,999	5.01%
Repurchase agreements	1,401,765	10,972	3.11%	1,238,139	24,185	2.61%
FHLB advances	—	—	—%	738,004	26,910	4.81%
FRB Bank Term Funding	2,740,000	30,229	4.38%	1,929,322	63,160	4.38%
Total short-term borrowings	4,330,288	43,703	3.80%	4,118,930	122,254	0.17%
Long-term borrowings
Subordinated debentures and other borrowed funds	208,336	1,954	3.72%	208,891	5,737	3.67%
Total interest bearing liabilities	24,573,778	97,852	1.58%	24,060,452	218,934	1.22%
Other liabilities	302,564			256,022
Total liabilities	24,876,342			24,316,474
Stockholders’ Equity
Stockholders’ equity	2,924,256			2,920,697
Total liabilities and stockholders’ equity	$27,800,598			$27,237,171
Net interest income (tax-equivalent)		$170,580			$537,290
Net interest spread (tax-equivalent)			2.48%			2.71%
Net interest margin (tax-equivalent)			2.58%			2.79%
______________________________
1Includes tax effect of $1.4 million and $4.4 million on tax-exempt municipal loan and lease income for the nine months ended September 30, 2023, and 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.9 million and $7.0 million on tax-exempt debt securities income for the nine months ended September 30, 2023, and 2022, respectively.
4Includes interest income of $15.1 million and $7.3 million on average interest-bearing cash balances of $1,106.1 million and $579.0 million for the three months ended September 30, 2023, and 2022, respectively.
5Includes tax effect of $215 thousand and $644 thousand on federal income tax credits for the nine months ended September 30, 2023, and 2022, respectively.
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

	Nine Months ended
	2023 vs. 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$11,427	(2,198)	9,229
Commercial loans (tax-equivalent)	40,612	54,465	95,077
Consumer and other loans	4,257	11,439	15,696
Investment securities (tax-equivalent)	(7,508)	23,028	15,520
Total interest income	48,788	86,734	135,522
Interest expense
NOW and DDA accounts	(108)	20,352	20,244
Savings accounts	(88)	4,322	4,234
Money market deposit accounts	(799)	25,220	24,421
Certificate accounts	1,620	30,577	32,197
Wholesale deposits	908	7,054	7,962
Repurchase agreements	462	22,288	22,750
FHLB advances	5,230	17,052	22,282
FRB Bank Term Funding	63,160	—	63,160
Subordinated debentures and other borrowed funds	406	1,042	1,448
Total interest expense	70,791	127,907	198,698
Net interest income (tax-equivalent)	$(22,003)	(41,173)	(63,176)

Net interest income (tax-equivalent) decreased $63.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. The interest income for the first nine months of 2023 increased over the same period last year primarily from loan growth and increased loan yields. The increase in interest expense for the first nine months of 2023 was primarily the result of an increase in interest rates coupled with an increase in higher costs borrowings.

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

Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of September 30, 2023.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-100 bps Rate shock	7.03%	5.93%
+100 bps Rate shock	(6.94%)	(5.76%)
+200 bps Rate shock	(13.39%)	(11.04%)
+200 bps Rate ramp	(8.03%)	(10.64%)
+300 bps Rate shock	(19.83%)	(16.29%)

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

November 1, 2023	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

November 1, 2023	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO