Form 10-K
period 2023-12-31
GLACIER BANCORP, INC.
filed 2024-02-23
CIK 868671

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3,437,780,226 (based on the average bid and asked price as quoted on The New York Stock Exchange as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on February 19, 2024 was 113,368,242. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of shareholders are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

ACL – allowance for credit losses	GDP - Gross domestic product
ALCO – Asset Liability Committee	Ginnie Mae – Government National Mortgage Association
AMLA – Anti-Money Laundering Act of 2020	GLBA – Gramm-Leach-Bliley Financial Services
Alta – Altabancorp and its subsidiary, Altabank	Modernization Act of 1999
ASC – Accounting Standards CodificationTM	Heritage – Heritage Bancorp and its subsidiary, Heritage Bank of Nevada
ASU – Accounting Standards Update	HTM - Held-to-maturity
ATM – automated teller machine	Interest rate locks – residential real estate derivatives for commitments
Bank – Glacier Bank	Interstate Act – Riegle-Neal Interstate Banking and Branching
Basel III – third installment of the Basel Accords	Efficiency Act of 1994
BHCA – Bank Holding Company Act of 1956, as amended	IRS – Internal Revenue Service
Board – Glacier Bancorp, Inc.’s Board of Directors	KBW NASDAQ Regional Banking Index - KBW Regional
bp or bps – basis point(s)	Banking Index
BSA – Bank Secrecy Act	LIBOR – London Interbank Offered Rate
CDE – Certified Development Entity	LIHTC – Low-Income Housing Tax Credit
CDFI Fund – Community Development Financial Institutions Fund	MBFD - modifications to borrowers experiencing financial
CEO – Chief Executive Officer	difficulty
CECL – current expected credit losses	MT Division of Banking – Montana Department of Administration’s
CFO – Chief Financial Officer	Division of Banking and Financial Institutions
CFPB – Consumer Financial Protection Bureau	NII – net interest income
CIO - Chief Information Officer	NMTC – New Markets Tax Credits
CISO - Chief Information Security Officer	NOW – negotiable order of withdrawal
Company – Glacier Bancorp, Inc.	NRSRO – Nationally Recognized Statistical Rating Organizations
COSO – Committee of Sponsoring Organizations of the	NYSE - The New York Stock Exchange
Treadway Commission	OCI – other comprehensive income
COVID-19 – coronavirus disease of 2019	OREO – other real estate owned
CRA – Community Reinvestment Act of 1977	Patriot Act – Uniting and Strengthening America by Providing Appropriate
CRO - Chief Risk Officer	Tools Required to Intercept and Obstruct Terrorism Act of 2001
DDA – demand deposit account	PCAOB – Public Company Accounting Oversight Board (United States)
DIF – federal Deposit Insurance Fund	PCD – purchased credit-deteriorated
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	Proxy Statement – the 2024 Annual Meeting Proxy Statement
Consumer Protection Act of 2010	Repurchase agreements – securities sold under agreements
EAP – Employee Assistance Program	to repurchase
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	ROU – right-of-use
Protection Act	S&P – Standard and Poor’s
ESG – Environmental, social and governance matters	SBA – United States Small Business Administration
Fannie Mae – Federal National Mortgage Association	SBAZ – State Bank Corp. and its subsidiary, State Bank of Arizona
FASB – Financial Accounting Standards Board	SEC – United States Securities and Exchange Commission
FDIC – Federal Deposit Insurance Corporation	SERP – Supplemental Executive Retirement Plan
FHLB – Federal Home Loan Bank	SOFR – Secured Overnight Financing Rate
Final Rules – final rules implemented by the federal banking	SOX Act – Sarbanes-Oxley Act of 2002
agencies that amended regulatory risk-based capital rules	Tax Act – The Tax Cuts and Jobs Act
FinCEN - Financial Crime Enforecment Network	TBA – to-be-announced
FNB – FNB Bancorp and its subsidiary, The First National Bank	TDR – troubled debt restructuring
of Layton	VIE – variable interest entity
FRB – Federal Reserve Bank	Wheatland - Community Financial Group, Inc. and its subsidiary,
Freddie Mac – Federal Home Loan Mortgage Corporation	Wheatland Bank
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

The Company includes the parent holding company and the Bank. As of December 31, 2023, the Bank consists of seventeen bank divisions and a corporate division. The bank divisions operate under separate names, management teams and advisory directors and include the following:
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
•Citizens Community Bank (Pocatello, Idaho) with operations in Idaho;
•First Bank (Powell, Wyoming) with operations in Wyoming;
•First State Bank (Wheatland, Wyoming) with operations in Wyoming;
•North Cascades Bank (Chelan, Washington) with operations in Washington;
•First Community Bank Utah (Layton, Utah) with operations in Utah;
•Altabank (American Fork, UT) with operations in Utah and Idaho;
•Bank of the San Juans (Durango, Colorado) with operations in Colorado;
•Collegiate Peaks Bank (Buena Vista, Colorado) with operations in Colorado;
•The Foothills Bank (Yuma, Arizona) with operations in Arizona; and
•Heritage Bank of Nevada (Reno, NV) with operations in Nevada.

Effective January 31, 2024, the Company completed its acquisition of Community Financial Group, Inc. and its subsidiary, Wheatland Bank. The Wheatland Bank operations will be combined with the North Cascades Bank division, and the combined operations will begin to operate under the name Wheatland Bank in the second quarter of 2024.

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

As of December 31, 2023, the Company and its subsidiaries were not engaged in any operations in foreign countries.

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

On January 31, 2024, the Company completed its acquisition of Community Financial Group, Inc., the parent company of Wheatland Bank, headquartered in Spokane, Washington. For additional information on the acquisition and subsequent event, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Market Area and Competition
We have 221 locations, which consists of 187 branches and 34 loan or administration offices, in 78 counties within eight states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The market area’s diversified economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industries, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

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

The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the eight states we operate in. Percent of deposits are based on the FDIC summary of deposits survey as of June 30, 2023 and does not include any bank division acquired after such date.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	70	18	27.1%
Idaho	30	11	8.5%
Utah	38	9	0.3%
Washington	13	6	5.7%
Wyoming	19	10	15.1%
Colorado	27	14	1.7%
Arizona	17	7	0.8%
Nevada	7	3	6.0%
Total	221	78

Human Capital
As of December 31, 2023, we employed 3,358 persons, 3,095 of whom were employed full time. No employees were represented by a collective bargaining group. We believe our employees are united by our commitment to serve our customers and communities and that our customers are best served by a staff of competent, caring employees who are customer oriented. Our employees are one of our most valuable assets. We consider our employee relations to be excellent.

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

We also believe employee retention is critical to our success, and we are proud of our track record when it comes to retaining employees, including many employees at institutions we acquire. Retention strategies are woven into all our compensation and retirement programs, and even our efforts at expansion. We provide our qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, and paid time off. In addition we offer a Profit Sharing and 401(k) Plan, stock-based compensation plan, deferred compensation plans, and a supplemental executive retirement plan for certain employees (“SERP”). For select management-level employees, we also offer our Short and Long-Term Incentive Plans, which are cash and equity-based compensation plans, respectively, that are designed to encourage achievement of short and long-term financial goals as our determined by the Company’s Board of Directors (the “Board”) from time to time, and to further retention through long-term vesting of certain awards earned. See Note 14 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Board has the ultimate authority and responsibility for overseeing risk management at the Company. Some aspects of risk oversight are fulfilled at the Board level, and the Board delegates other aspects of its risk oversight function to its committees. The Board has established, among others, an Audit Committee, a Compensation and Human Capital Committee, a Nominating/Corporate Governance Committee, a Compliance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committees and Committee Membership” in the Company’s 2024 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

The Company is subject to regulation and supervision by the Federal Reserve and the Montana Department of Administration’s Division of Banking and Financial Institutions (“MT Division of Banking”) and regulation generally by the State of Montana. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which are both administered by the SEC. The Bank is subject to regulation and supervision by the FDIC, the MT Division of Banking, and, with respect to Bank branches outside of the State of Montana, the respective regulators in those states. In addition, we are also subject to regulation and direct supervision by the Consumer Financial Protection Bureau (“CFPB”) which is empowered to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws.

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

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including laws and regulations that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collects loans, and provides other services. In recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. Recently, the CFPB has been focusing its enforcement efforts on certain types of fees commonly charged by financial institutions. These efforts have included requesting public input on fees charged for deposit accounts, credit cards, and other financial products, issuing advisory opinions, and various enforcement actions and penalties against a number of financial institutions for practices related to banking fees. For example, the CFPB issued an advisory opinion explaining how the CFPB may evaluate the premissibility of fees imposed on customers for making requests for information about their accounts. The Bank is closely monitoring changes to the rules related to banking fees and has established a comprehensive compliance system to ensure consumer protection.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdictions, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. In October 2023, federal bank regulators issued a rule to strengthen and modernize the CRA in several ways (e.g., to encourage banks to expand access to banking services, adapt to internet and mobile banking usage, improve clarity and consistency in the application of the CRA regulations, and to tailor CRA evaluations to the size and type of the bank being evaluated. Most of these new requirements will be applicable beginning January 2026, and the remaining requirements, including data reporting requirements, will be applicable January 2027. These changes in the evaluation process and reporting requirements under the CRA could impact the Bank’s costs of compliance and rating during its next evaluation. The Bank received a “satisfactory” rating in its most recent CRA examination.

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

Interstate Banking and Branching
The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), and removed many restrictions on de novo interstate branching by state and federally chartered banks.  Federal regulators have authority to approve applications by such banks to establish de novo branches in states other than the bank's home state if the host state's banks could establish a branch at the same location. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal bank regulations also prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Prohibition Against Charter Conversions of Financial Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject to an enforcement action unless the depository institution seeks prior approval from its primary regulator and complies with specified procedures to ensure compliance with the enforcement action.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. The CFPB has issued and continues to issue numerous regulations under which we will continue to incur additional expenses in connection with our ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:
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
•Focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile and student loan servicing (including certain forbearance requirements related to the COVID-19 pandemic), debt collection, collateral repossession, mortgage origination and servicing, remittances, and fair lending, among others; and
•Positions taken by the CFPB and continued focused efforts on enforcing compliance obligations related to deposit account fees including overdraft, non-sufficient funds, and returned deposit fees.
•The CFPB’s Final Rule amending Regulation B, which implements changes to the Equal Credit Opportunity Act, requiring covered financial institutions to collect and report to the CFPB data on applications for small business, including those that are owned by women or minorities.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. We have been subject to the interchange fee cap since July 1, 2019. In October 2023, the Federal Reserve requested comments on a proposed rule that would lower the interchange fee cap and establish a regular process for updating the cap every other year going forward. Future changes to the interchange fee cap could have a negative effect on the Bank’s fee revenue.

Stress Testing
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRC Act”) was signed into law, rolling back certain provisions of the Dodd-Frank Act to provide regulatory relief to financial institutions. In relevant part, the EGRRC Act raised the applicability threshold for company-run stress testing required under the Dodd-Frank Act by exempting bank holding companies under $100 billion in total assets and raising the asset threshold for covered banks from $10 billion to $250 billion. In November of 2019, the FDIC adopted a Final Rule to implement these changes. As a result, we are not currently subject to the Dodd-Frank Act stress testing requirements. However, federal banking regulators have recently issued updated guidance on liquidity risks and contingency planning even if stress testing is not required.

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

Commercial Real Estate Ratios. The federal banking regulators have also issued guidance reminding financial institutions to reexamine the existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. In October 2023, the FDIC issued an advisory reemphasizing the importance of strong capital, appropriate credit loss allowance levels, and robust credit-risk management practices when managing commercial real estate concentrations.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

In December 2023, FinCEN issued a Final Rule implementing the access and safeguard provisions of the Corporate Transparency Act (the “Access Rule”). The Access Rule allows FinCEN to disclose beneficial ownership information to financial institutions to facilitate compliance with customer due diligence requirements and anti-money laundering obligations under the BSA.

Financial Services Modernization
The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA 1) repealed historical restrictions on preventing banks from affiliating with securities firms; 2) provided a uniform framework for the activities of banks, savings institutions, and their holding companies; 3) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provided an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and 5) addressesed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy provisions of the GLBA. Amont other requireemnts, these regulations require the Bank to disclose its privacy policy, including informing consumers of the Bank's information sharing practices and their right to opt out of certain practices.

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

Additionally, the FDIC has the authority to implement special assessments to recover losses to the DIF caused by systemic risks in the banking industry. The FDIC exercised this authority in connection with the systemic risk determination by federal bank regulators in March 2023 after the failures of Silicon Valley Bank and Signature Bank. In November 2023, the FDIC issued a Final Rule implementing a special assessment to recover the loss to the DIF arising from the FDIC’s protection of uninsured depositors associated with these banks. The special assessment will be proportional to each bank’s uninsured deposits as of December 2022, with an annual rate of approximately 13.4 basis points to be paid over eight quarterly assessment periods.

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

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In light of the failures of Silicon Valley Bank and Signature Bank in early 2023, the FDIC recently published a report outlining a number of options to reform the nation’s deposit insurance system. These options include so-called “limited coverage,” “unlimited coverage,” and “targeted coverage,” each of which, if pursued, could result in increased assessments on the banking system.

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state government agencies may also significantly impact our business, including, as an example, the Biden administration’s July 2021 executive order encouraging more robust scrutiny of mergers and acquisitions and the related efforts of banking regulators to increase scrutiny of transactions. In March 2022, the FDIC published a Request for Information (“RFI”) seeking information and comments regarding the application of the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions of one or more depository institutions. The FDIC highlighted that significant changes over the past several decades in the banking industry and financial system necessitate a review of the regulatory framework. The FDIC expressed interest in receiving comments regarding the effectiveness of the existing frameworks and requirements under the Bank Merger Act. While the FDIC has not yet made changes to the existing frameworks and requirements under the Bank Merger Act, the U.S. Department of Justice and the Federal Trade Commission issued updated Horizontal Merger Guidelines in December 2023 that may impact merger activity for many financial institutions.

We cannot predict the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations, or whether any other proposals will emerge. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), and the administration under President Biden has demonstrated a general intent to regulate the financial services industry more strictly than the administration of his predecessor, including with respect to its review of proposed change in control transactions.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. Recently, the Federal Reserve has reaffirmed that its strategy for monetary policy is focused on long-run goals and addressing continued concerns with inflation. After increasing the federal funds rate by 425 basis points in 2022, the Federal Reserve continued the trend, albeit at a slower pace, for a total increase in 2023 of 100 basis points. The last rate increase was in July 2023, and the Federal Reserve has communicated that the economic outlook continues to be uncertain and inflation risks are present. Changes in monetary policy, including increases in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders’ equity. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

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

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, establishing new notification requirements for banking organizations. The rule requires banks to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a “notification incident,” has occurred. Among other types of computer-security incidents, a “notification incident” includes one that has materially disrupted or degraded the banking organization’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business.

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

In addition to guidance and standards implemented by banking regulators, in July 2023, the SEC adopted final rules requiring an annual disclosure of registrants’ cybersecurity risk management, strategy, and governance. Additionally, registrants are required to disclose material cybersecurity incidents, including the nature, scope, timing, and impact, within four business days of the incident. The disclosure requirements went into effect in December of 2023.

Environmental, Social and Governance
Bank regulatory agencies and the SEC have shown increased interest in environmental, social and governance matters (“ESG”) and expressed an intent to increase related regulatory oversight of companies efforts to address how ESG issues may affect their businesses. In 2022, multiple federal regulatory agencies formalized their intent by issuing proposed policy statements and rules, and by establishing a pilot climate scenario analysis exercise for large banks. We believe that continued focus on environmental and social issues is consistent with our community banking model. We are continually seeking ways to improve our stewardship of the environment through recycling programs, resource conservation, empowered employees, construction evaluation, and more. Our Nominating/Corporate Governance Committee oversees the Company’s efforts in setting and maintaining high standards for corporate social responsibility and reviewing our performance in ESG matters. The Nominating/Corporate Governance Committee’s environmental and social duties include monitoring and assessing developments, trends and issues related to ESG, monitoring risks and overseeing Company solutions related to ESG, overseeing our reporting and disclosures related to ESG, overseeing and reviewing at least annually policies and programs related to ESG, overseeing our human capital management strategy, and evaluating our overall ESG performance and identifying areas for improvement. The Company’s Community and Social Responsibility Report describes our ESG performance and is located on the Company’s website (www.glacierbancorp.com) under the Governance Documents section.

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
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, and adverse economic conditions in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. Deterioration in the national economy may also have an adverse effect in these markets. Any future deterioration in economic conditions in the markets the Company serves could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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
Commercial banking is a highly competitive business and a consolidating industry. The Bank competes with other commercial banks, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Bank is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Bank while others have greater financial resources than the Bank. If the Bank is unable to effectively compete in its market areas, the Bank’s business, financial condition, results of operations, and prospects could be adversely affected.

We may not be able to continue to grow organically or through acquisitions.
Historically, we have expanded through a combination of organic growth and acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully compete for, complete, and integrate potential future acquisitions at the same pace as we have achieved in recent years, or at all. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock, changes in our capital position, heightened regulatory scrutiny, and changes in our regulatory standing could each have a negative impact on our ability to complete future acquisitions.

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
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2023 and 2022; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $985 million in goodwill, representing 33 percent of our shareholders' equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including the ability to pay dividends on our common stock.

There can be no assurance we will be able to continue paying dividends on our common stock at recent levels.
We may not be able to continue paying quarterly dividends commensurate with recent levels given that our ability to pay dividends on our common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Our ability to pay dividends is heavily based on our earnings and capital levels which currently are strong. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends. As a result, our future dividends will generally depend on the level of earnings at the Bank.

Credit and Asset Quality

The allowance for credit losses may not be adequate to cover actual loan losses, which could adversely affect earnings.
The Bank maintains an allowance for credit losses (“ACL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ACL. This, in turn, could require material increases in the Bank’s provision for credit losses and ACL. By closely monitoring credit quality, the Bank attempts to identify deteriorating loans before they become non-performing assets and adjust the ACL accordingly. However, because future events are uncertain, and if difficult economic conditions occur, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ACL may be necessary beyond the levels commensurate with any loan growth. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ACL. Additionally, future significant additions to the ACL may be required based on changes in the mix of loans comprising the portfolio, and changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ACL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Bank’s loan portfolio and the adequacy of the ACL. These regulatory authorities may require the Bank to recognize further provision for credit losses or charge-offs based upon their judgments, which may be different from the Bank’s judgments. Any increase in the ACL could have an adverse effect, which could be material, on our business, financial condition, and results of operations.

The Bank’s loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about banks with a heavy concentration of commercial real estate loans. Moreover, federal bank regulators have highlighted the increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many large metropolitan areas continue to show signs of stress. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the Bank’s loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or more of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, or an increase in charge-offs, which could have a material adverse impact on our business, results of operations, and financial condition.

The Bank has a high concentration of loans secured by real estate, so any future deterioration in the real estate markets could require material increases in the ACL and adversely affect our business, financial condition, and results of operations.
The Bank has a high degree of concentration in loans secured by real estate. Any future deterioration in the real estate markets could adversely impact borrowers’ ability to repay loans secured by real estate and the value of real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Bank’s ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that the Bank will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ACL. This, in turn, could require material increases in the ACL which would adversely affect our business, financial condition, and results of operations.

Non-performing assets could increase, which could adversely affect our business, financial condition, and results of operations.
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which includes OREO) adversely affect our business, financial condition, and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for credit losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond the Bank’s control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and our directors, which reduces the time they have to focus on profitably growing our business.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings and capital.
The fair value of the Bank’s debt securities could decline as a result of factors including changes in market interest rates, tax reform, credit quality and credit ratings, lack of market liquidity and other economic conditions. For debt securities in an unrealized loss position, the Company may be required to record an allowance for credit losses or write down the security depending on the type of security and the circumstances. Any such impairment charge would have an adverse effect, which could be material, on our business, results of operations and financial condition, including capital and shareholders’ equity.

While we believe that the terms of our debt securities have been kept relatively short, we are subject to elevated interest rate risk exposure in the current elevated rate environment as compared to recent years. Further, debt securities present a different type of asset quality risk than the loan portfolio. While we believe a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

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
Emerging technologies and advances and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading, marketplace lending, financial data aggregation and payment processing, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies, non-fungible tokens, and other digital assets. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.

Interest Rates, Operations and Risk Management

Fluctuating interest rates can adversely affect profitability and shareholders’ equity.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well-established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. The Federal Reserve slowed its increases to the federal funds target rate in 2023, with the most recent increase occurring in July 2023. The Federal Reserve has communicated that the economic outlook continues to be uncertain, and while it has stated that rates may decrease later in 2024, there can be no assurance of the timing or amount of any future rate adjustments. Further, there can be no assurance regarding any forecasts or predictions about the effect that any future rate adjustments may have on our results of operations. Elevated interest rates could negatively impact deposit growth, the value of our investments, shareholders’ equity, and the Bank’s profitability.

We may be impacted by the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate.
In July 2017, the United Kingdom Financial Conduct Authority announced that LIBOR may no longer be published after 2021. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted providing that LIBOR-based contracts that lack fallback language specifying practicable replacement “benchmarks” will automatically transition to the applicable reference rates recommended by the Federal Reserve. Subsequently in December 2022, the Federal Reserve issued a Final Rule establishing “benchmark” replacements based on the Secured Overnight Financing Rate (“SOFR”). The ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, is being compelled by the Financial Conduct Authority (the “FCA”) to continue publishing some LIBOR tenors under a synthetic methodology. The FCA intends to no longer require the publication of these synthetic tenors by September 2024, but may extend the timeline if needed.

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
With Bank branches located in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, our business could be affected by a major natural catastrophe, such as a drought, fire, flood, earthquake, or other natural disaster. The occurrence of any of these events may result in a prolonged interruption of our business, which could have a material adverse effect on our business, financial condition, and operations.

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

A failure in or breach of the Bank’s operational or security systems, or those of the Bank’s third-party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses.
In the normal course of its business, the Bank collects, processes and retains sensitive and confidential customer and consumer information. Despite the security measures we have in place, our facilities may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events.

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also have a negative impact in the number of cyber security threats the Bank may face. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

Additionally, the Bank faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including third-party service providers, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Bank’s operational systems.

Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

See “Item 1C. Cybersecurity” for additional information regarding our efforts to detect, identify, assess, manage, and respond to material risks from cybersecurity threats.

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
We are subject to extensive regulation, supervision and examination by federal and state banking regulators. In addition, as a publicly-traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase expenses by imposing additional fees or taxes or restrictions on operations. Additional legislation and regulations that could significantly affect powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

Regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Existing and proposed federal and state laws and regulations restrict, limit, and govern all aspects of our activities and may affect our ability to expand our business over time, may result in an increase in our compliance costs, and may affect our ability to attract and retain qualified executive officers and employees. The exercise of regulatory authority may have a negative impact on our business, financial condition and results of operations, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products at lower cost. Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve.

We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

General Risk Factors

National and international economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.
Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond our control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, the bank failures involving Silicon Valley Bank and Signature Bank, the effects of inflation, and the ever-changing landscape of the energy and medical industries. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our markets could have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could cause the market price of our stock to decline.

Our business is heavily dependent on the services of members of the senior management team.
We believe our success to date has been substantially dependent on our executive management team. In addition, our unique model relies upon the Presidents of our separate Bank divisions, particularly in light of our decentralized management structure in which such Bank divisions have significant local decision-making authority. The unexpected loss of any of these persons could have an adverse effect on our business, financial condition, results of operations, and future growth prospects.

We could suffer operational, reputational and financial harm if we fail to properly anticipate and manage risk.
We use models and strategies to forecast losses, project revenue, and measure and assess capital requirements for various credit, market, operational and strategic risks. These models require oversight, ongoing monitoring, and periodic reassessment. Models are subject to inherent limitations due to the use of historical trends and simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from the use of applications that may rely on artificial intelligence. Our models and strategies may not be adequate due to limited historical data and shocks caused by extreme or unanticipated market changes, especially during severe market downturns or stress events. Regardless of the steps we take to ensure effective controls, governance, monitoring and testing, and implement new risk management tools, we could suffer operational, reputational and financial harm if our models and strategies and other risk management tools fail to properly anticipate and manage the current and evolving risks we face.

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

Climate change may materially adversely affect the Company's business, financial condition, and results of operations.
Concerns over the long-term effects of climate change have led to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may voluntarily change their behavior as a result of these concerns. Both the Bank and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Bank and its customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. Among the impacts to the Bank could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Bank attemps to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, but the bank’s efforts may not be effective in protecting the Bank from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity has become a significant issue for financial institutions around the globe, and the Company is no exception. The Company’s management has integrated cybersecurity issues into the Company’s overall risk management system by making cybersecurity risk a key focus of its internal Strategic Technology Committee, Enterprise Risk Management Committee, and Board Risk Oversight Committee. These committees are provided regular updates on the Bank’s cybersecurity risk management program.

The Company has implemented a variety of mechanisms that are designed to detect, identify, assess, manage, and respond to material risks from cybersecurity threats. The Company’s processes for identifying, assessing, and managing cybersecurity risks include:

•a rigorous internal audit process to evaluate the Company’s cybersecurity strategies, with the Audit Committee apprised of risks or control failures that are identified during the audit;
•participation in multiple peer-sharing networks to obtain industry-wide intelligence regarding specific cybersecurity threats and industry best practices to minimize cybersecurity risks;
•participation in simulated cyber-event tabletop exercises designed to test the Company’s incident response capabilities and the robustness of its cybersecurity program;
•an information security program that is regularly reviewed, tested, and updated, and includes vulnerability and patch management programs, incident response planning, security monitoring, employee training, and security awareness testing;
•cybersecurity insurance to mitigate the financial impact of a cybersecurity incident on the Company’s business and financial condition; and
•periodic regulatory examinations that include an assessment of the Company’s cybersecurity management, processes, and controls.

In addition to the internal programs outlined above, the Company engages with external cybersecurity experts to conduct thorough evaluations of the Company’s cybersecurity processes and controls. These third-party consultants conduct periodic comprehensive vulnerability and penetration testing, alongside audits of high-risk technology systems designed to evaluate the efficacy of the Company’s cybersecurity measures. The Company has also retained a third-party cybersecurity firm to assist with the Company’s response to any future cybersecurity breaches.

In order to identify material risks from cybersecurity threats associated with the use of third-party service providers, such as bank operations technology, payroll and benefits administrators, and professional service providers, the Company has established a dedicated department within its Enterprise Risk Management division. This department manages risks of third-parties and evaluates cybersecurity risks associated with the Company’s third-party service providers with the Bank’s Information Technology Department.

The Board's Risk Oversight Committee is responsible for oversight and monitoring of the Company’s cyber risk management profile and related programs. In an effort to ensure transparency and provide appropriate oversight and monitoring, the Chief Risk Officer and Chief Information Security Officer present detailed reports to the Risk Oversight Committee on a quarterly basis. These reports address the current landscape of cybersecurity threats, any notable recent incidents, and a summary of emerging cybersecurity trends. The Board is also regularly furnished with key risk indicators and defined risk parameters with respect to the Company’s cybersecurity program. The Board reviews and approves the Company’s cybersecurity policies at least annually.

Management's role in assessing and managing material risks from cybersecurity threats is an important and multifaceted component of the Company’s cybersecurity. Appropriate members of the Company’s senior management, including the Chief Information Security Officer (“CISO”), Chief Risk Officer (“CRO”) and Chief Information Officer (“CIO”), are responsible for assessing and managing cybersecurity risks, which involves an ongoing process of identifying, analyzing, evaluating, and addressing the Company's cybersecurity threats.

The Company employs management and staff members who hold top cybersecurity certifications and have acquired the expertise needed to manage the Company’s cybersecurity program, including a range of technical skills such as intrusion detection, network security control, security incident management, and risk assessment. These management and staff members also participate in structured ongoing training to keep current with industry trends and cybersecurity threats.

The CISO has a degree in Business Administration, Finance, and Risk Management from Washington State University. The CISO has over 23 years of experience in cybersecurity and information security. The CISO has maintained a Certified Information Systems Security Professional (CISSP) certification for over 18 years.

The CRO has a degree in Business Administration and Finance from the University of Montana. The CRO has over 20 years of combined experience with financial institution risk management, including prior experience as a bank regulator and a credit risk management consultant.

The CIO has dual degrees in Accounting and Computer Science from the University of Montana. The CIO has over 30 years of experience managing information technology at the Company.

The processes by which the relevant members of management are informed about and manage the prevention, detection, mitigation, and remediation of cybersecurity incidents include conducting cybersecurity risk assessments, establishing network access controls, creating a vulnerability management program, and continuous monitoring for threats.

The Company is not aware of any current cybersecurity threats that are reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition.

See “Item 1A. Risk Factors” for additional information regarding the risks we face from cybersecurity threats.

Item 2. Properties

The following schedule provides information on the Company’s 221 properties as of December 31, 2023:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	9	61	$121,504
Utah	5	33	65,414
Idaho	7	23	37,206
Colorado	6	21	29,135
Wyoming	3	16	22,205
Arizona	8	9	16,357
Nevada	1	6	10,464
Washington	2	11	15,486
Total	41	180	$317,771

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

The Company’s stock trades on the NYSE under the symbol GBCI. As of December 31, 2023, there were approximately 1,732 stockholders of record of the Company’s common stock. The closing price per share of common stock on December 31, 2023, was $41.32.

In 2023, the Company declared total regular dividends in cash of $1.32 per share. Future cash dividends will depend on a variety of factors, including earnings, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulatory considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2023.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to stockholders. The graph assumes that the value of the each investment was $100 on December 31, 2018 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Glacier Bancorp, Inc.	100.00	120.08	124.68	157.66	141.25	122.87
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
KBW Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion is expected to provide investors an enhanced view of the Company from management’s perspective. The information includes material information relevant to the Company’s financial condition and results of operations, material events and uncertainties that are reasonably likely to cause reported information not to be indicative of future operating results or future financial condition, and material financial and statistical information that the Company believes will enhance the investors’ understanding of the Company and its financial results. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

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
•legislative or regulatory changes, including increased insurance rates and assessments or increased banking and consumer protection regulations, that may adversely affect the Company’s business;
•risks related to overall economic conditions, including the impact on the economy of an elevated interest rate environment, inflationary pressures, and geopolitical instability, including the wars in Ukraine and the Middle East;
•risks, costs and other difficulties associated with the Company’s ability to negotiate, complete, and successfully integrate any pending or future acquisitions;
•costs or difficulties related to the completion and integration of pending or future acquisitions;
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
•risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow through acquisitions;
•risks associated with dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank (the “Bank”) divisions;
•material failure, potential interruption or breach in security of the Company’s systems or changes in technologies which could expose the Company to cybersecurity risks, fraud, system failures, or direct liabilities;
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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$27,742,629	$26,635,375	$25,940,645	$18,504,206	$13,683,999	4.2%	15.2%
Debt securities	8,288,130	9,022,359	10,370,013	5,527,650	2,799,863	(8.1)%	24.2%
Loans receivable, net	16,005,325	15,064,529	13,259,366	10,964,453	9,388,320	6.2%	11.3%
Allowance for credit losses	(192,757)	(182,283)	(172,665)	(158,243)	(124,490)	5.7%	9.1%
Goodwill and intangibles	1,017,263	1,026,994	1,037,652	569,522	519,704	(0.9)%	14.4%
Deposits	19,929,167	20,606,555	21,337,249	14,797,529	10,776,457	(3.3)%	13.1%
Federal Home Loan Bank advances	—	1,800,000	—	—	38,611	(100.0)%	(100.0)%
FRB Bank Term Funding	2,740,000	—	—	—	—	n/m	n/m
Securities sold under agreements to repurchase and other borrowed funds	1,568,545	1,023,209	1,064,888	1,037,651	598,644	53.3%	21.2%
Stockholders’ equity	3,020,281	2,843,305	3,177,622	2,307,041	1,960,733	6.2%	9.0%
Equity per share	27.24	25.67	28.71	24.18	21.25	6.1%	5.1%
Equity as a percentage of total assets	10.9%	10.7%	12.3%	12.5%	14.3%	2.1%	(5.3)%
________________________
n/m - not measurable

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019	1-Year	5-Year
Summary Statements of Operations
Interest income	$1,017,655	$829,640	$681,074	$627,064	$546,177	22.7%	13.3%
Interest expense	325,973	41,261	18,558	27,315	42,773	690.0%	50.1%
Net interest income	691,682	788,379	662,516	599,749	503,404	(12.3)%	6.6%
Provision for credit losses	14,795	19,963	23,076	39,765	57	(25.9)%	204.0%
Non-interest income	118,079	120,732	144,820	172,867	130,774	(2.2)%	(2.0)%
Non-interest expense	527,358	518,868	434,822	404,811	374,927	1.6%	7.1%
Income before income taxes	267,608	370,280	349,438	328,040	259,194	(27.7)%	0.6%
Federal and state income tax expense	44,681	67,078	64,681	61,640	48,650	(33.4)%	(1.7)%
Net income	$222,927	$303,202	$284,757	$266,400	$210,544	(26.5)%	1.1%
Basic earnings per share	$2.01	$2.74	$2.87	$2.81	$2.39	(26.6)%	(3.4)%
Diluted earnings per share	$2.01	$2.74	$2.86	$2.81	$2.38	(26.6)%	(3.3)%
Dividends declared per share	$1.32	$1.32	$1.37	$1.33	$1.31	—%	0.2%

	At or for the Years ended December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Selected Ratios and Other Data
Return on average assets	0.81%	1.15%	1.33%	1.62%	1.64%
Return on average equity	7.64%	10.43%	11.08%	12.15%	12.01%
Dividend payout ratio	65.67%	48.18%	47.74%	47.33%	54.81%
Average equity to average asset ratio	10.65%	11.01%	11.99%	13.35%	13.69%
Total capital (to risk-weighted assets)	14.61%	14.02%	14.21%	14.63%	14.95%
Tier 1 capital (to risk-weighted assets)	12.85%	12.34%	12.49%	12.42%	13.76%
Common Equity Tier 1 (to risk-weighted assets)	12.85%	12.34%	12.49%	12.42%	12.58%
Tier 1 capital (to average assets)	8.71%	8.79%	8.64%	9.12%	11.65%
Net interest margin on average earning assets (tax-equivalent)	2.73%	3.27%	3.42%	4.09%	4.39%
Efficiency ratio [1]	62.85%	54.64%	51.35%	49.97%	57.78%
Allowance for credit losses as a percent of loans	1.19%	1.20%	1.29%	1.42%	1.31%
Allowance for credit losses as a percent of nonperforming loans	799%	557%	255%	470%	385%
Non-performing assets as a percentage of subsidiary assets	0.09%	0.12%	0.26%	0.19%	0.27%
Non-performing assets	$25,631	32,742	67,691	35,433	37,437
Loans originated and acquired	$4,449,350	8,039,623	8,551,419	7,934,881	4,607,536
Number of full time equivalent employees	3,294	3,390	3,436	2,970	2,826
Number of locations	221	221	224	193	181
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2023 COMPARED TO DECEMBER 31, 2022

Highlights and Overview
The banking industry experienced significant pressures during the current year with historic increases in interest rates during the last eighteen months and three notable bank failures in 2023. These events led to higher cost deposits and customers’ prioritizing the safety of their deposits. The Company was not immune to the impact of these events during 2023 and had the greatest pressure on its deposit costs and the resulting net interest margin. While the Company experienced an overall decline in net income during the year, the Company strategically navigated through the current year, which the Company believes will contribute to its long-term success.

The Company ended the year at $27.743 billion in assets, which was a $1.107 billion, or 4 percent, increase over the prior year end and was driven by the increase in the loan portfolio and cash liquidity that more than offset the decrease in debt securities. Loan growth was $951 million, or 6 percent, during 2023 with increases in all loan categories. During the year, the Company focused on its diversified deposit and repurchase agreement product offerings resulting in a slight decline of $108 million, or 50 basis points, during the year. The Company also focused on maintaining a strong liquidity position and ended the current year with available liquidity of $15.0 billion including cash, borrowing capacity, and unpledged securities. Stockholders’ equity increased $177 million, or $1.57 per share, which was the combined result of earnings retention and the decrease in the unrealized loss on AFS debt securities in 2023. The Company declared quarterly dividends totaling $1.32 per share during 2023 and 2022.

The Company had net income for the current year of $223 million, which was a decrease of $80.3 million, or 26 percent, over the prior year net income of $303 million, which was driven by the increase in cost of funds outpacing the increase in interest income. Diluted earnings per share for the year was $2.01, a decrease of 27 percent, from the 2022 diluted earnings per share of $2.74. The Company's net interest margin for 2023 was 2.73 percent, a 54 basis points decrease from the net interest margin of 3.27 percent from 2022, which was primarily driven by the volatile interest rate environment and the higher cost of funds. The Company was successful in controlling costs during the current year with an $8.5 million, or 2 percent, increase in non-interest expense which was primarily driven by a $6.0 million FDIC special assessment and the FDIC uniformly increasing all depository institutions premiums during 2023. Excluding the increase in regulatory assessment and insurance, non-interest expense decreased $7.3 million, or 2 percent, during the current year which was driven by increased operating efficiencies, a decrease in performance related compensation and a decrease in staffing levels.

The Company’s credit quality remains strong, ending the current year with $26 million in non-performing assets compared to $33 million at prior year end. Net charge-offs for 2023 remained low at 0.06 percent of loans compared to 0.05 percent of loans during the prior year. The Company also continues to maintain adequate reserves at 1.19 percent of loans at year end 2023 compared to 1.20 percent at the prior year end.

During 2023, the Company announced an agreement to acquire Community Financial Group, Inc., the parent company of Wheatland Bank, a leading eastern Washington community bank headquartered in Spokane with total assets of $728 million, total loans of $469 million and total deposits of $623 million as of December 31, 2023. The acquisition was completed on January 31, 2024. For additional information on the acquisition and subsequent event, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Looking forward, the Company believes its future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, the level of competition for deposits and loans, loan quality and the ability to increase loans, the impact and successful integration of acquisitions, and managing regulatory requirements and expenses.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2023	December 31, 2022
Operating results
Net income	$222,927	303,202
Basic earnings per share	$2.01	2.74
Diluted earnings per share	$2.01	2.74
Dividends declared per share	$1.32	1.32
Market value per share
Closing	$41.32	49.42
High	$50.03	60.69
Low	$26.77	44.43
Selected ratios and other data
Number of common stock shares outstanding	110,888,942	110,777,780
Average outstanding shares - basic	110,864,501	110,757,473
Average outstanding shares - diluted	110,890,447	110,827,933
Return on average assets	0.81%	1.15%
Return on average equity	7.64%	10.43%
Efficiency ratio	62.85%	54.64%
Dividend payout ratio	65.67%	48.18%
Loan to deposit ratio	81.36%	74.05%
Number of full time equivalent employees	3,294	3,390
Number of locations	221	221
Number of ATMs	275	265

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Cash and cash equivalents	$1,354,342	$401,995	$952,347	237%
Debt securities, available-for-sale	4,785,719	5,307,307	(521,588)	(10%)
Debt securities, held-to-maturity	3,502,411	3,715,052	(212,641)	(6%)
Total debt securities	8,288,130	9,022,359	(734,229)	(8%)
Loans receivable
Residential real estate	1,704,544	1,446,008	258,536	18%
Commercial real estate	10,303,306	9,797,047	506,259	5%
Other commercial	2,901,863	2,799,668	102,195	4%
Home equity	888,013	822,232	65,781	8%
Other consumer	400,356	381,857	18,499	5%
Loans receivable	16,198,082	15,246,812	951,270	6%
Allowance for credit losses	(192,757)	(182,283)	(10,474)	6%
Loans receivable, net	16,005,325	15,064,529	940,796	6%
Other assets	2,094,832	2,146,492	(51,660)	(2%)
Total assets	$27,742,629	$26,635,375	$1,107,254	4%

Total debt securities of $8.288 billion at December 31, 2023 decreased $734 million, or 8 percent, from the prior year end. The Company utilized the cash flow from its securities portfolio to primarily fund loan growth and maintain a strong cash position during the year. The Company ended the current year with a strong cash position of $1.354 billion at December 31, 2023, which was an increase of $952 million over the prior year end. Debt securities represented 30 percent of total assets at December 31, 2023, compared to 34 percent at December 31, 2022. The loan portfolio of $16.198 billion increased $951 million, or 6 percent, from the prior year end with the largest dollar increase in commercial real estate loans, which increased $506 million, or 5 percent.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Deposits
Non-interest bearing deposits	$6,022,980	$7,690,751	$(1,667,771)	(22%)
NOW and DDA accounts	5,321,257	5,330,614	(9,357)	—%
Savings accounts	2,833,887	3,200,321	(366,434)	(11%)
Money market deposit accounts	2,831,624	3,472,281	(640,657)	(18%)
Certificate accounts	2,915,393	880,589	2,034,804	231%
Core deposits, total	19,925,141	20,574,556	(649,415)	(3%)
Wholesale deposits	4,026	31,999	(27,973)	(87%)
Deposits, total	19,929,167	20,606,555	(677,388)	(3%)
Securities sold under agreements to repurchase	1,486,850	945,916	540,934	57%
Federal Home Loan Bank advances	—	1,800,000	(1,800,000)	(100%)
FRB Bank Term Funding	2,740,000	—	2,740,000	n/m
Other borrowed funds	81,695	77,293	4,402	6%
Subordinated debentures	132,943	132,782	161	—%
Other liabilities	351,693	229,524	122,169	53%
Total liabilities	$24,722,348	$23,792,070	$930,278	4%
________________________
n/m - not measurable

During the current year, the Company experienced unprecedented fluctuations in deposit balances and higher deposit rates, primarily due to the volatile and increasing interest rate environment. As a result of the Company’s focus on diversified deposit and repurchase agreements, core deposits and retail repurchase agreements decreased $108 million, or 50 basis points, from the prior year end. Non-interest bearing deposits represented 30 percent of total core deposits at December 31, 2023 compared to 37 percent at December 31, 2022.

The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. At December, 31, 2023, the Company had available liquidity of $15.0 billion including cash, borrowing capacity from the FHLB and Federal Reserve facilities, unpledged securities, brokered deposits, and other sources.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2023	December 31, 2022	$ Change	% Change
Common equity	$3,394,394	$3,312,097	$82,297	2%
Accumulated other comprehensive loss	(374,113)	(468,792)	94,679	(20%)
Total stockholders’ equity	3,020,281	2,843,305	176,976	6%
Goodwill and core deposit intangible, net	(1,017,263)	(1,026,994)	9,731	(1%)
Tangible stockholders’ equity	$2,003,018	$1,816,311	$186,707	10%
Stockholders’ equity to total assets	10.89%	10.67%		2%
Tangible stockholders’ equity to total tangible assets	7.49%	7.09%		6%
Book value per common share	$27.24	$25.67	$1.57	6%
Tangible book value per common share	$18.06	$16.40	$1.66	10%

Tangible stockholders’ equity of $2.003 billion at December 31, 2023 increased $187 million, or 10 percent, from December 31, 2022, which was primarily due to earnings retention and a decrease in net unrealized losses (after-tax) on AFS debt securities. Tangible book value per common share of $18.06 at the current year end increased $1.66 per share, or 10 percent, from the prior year end.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Income Summary
The following table summarizes income for the time periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2023	December 31, 2022
Net interest income
Interest income	$1,017,655	$829,640	$188,015	23%
Interest expense	325,973	41,261	284,712	690%
Total net interest income	691,682	788,379	(96,697)	(12%)
Non-interest income
Service charges and other fees	75,157	72,124	3,033	4%
Miscellaneous loan fees and charges	16,935	15,350	1,585	10%
Gain on sale of loans	12,202	20,032	(7,830)	(39%)
Gain on sale of investments	1,510	620	890	144%
Other income	12,275	12,606	(331)	(3%)
Total non-interest income	118,079	120,732	(2,653)	(2%)
Total income	$809,761	$909,111	$(99,350)	(11%)
Net interest margin (tax-equivalent)	2.73%	3.27%

Net Interest Income
Net-interest income of $692 million for 2023 decreased $96.7 million, or 12 percent, over 2022 and was primarily driven by increased interest expense. Interest income of $1.018 billion for 2023 increased $188 million, or 23 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.19 percent for 2023, an increase of 53 basis points from the prior year loan yield of 4.66 percent.

Interest expense of $326 million for 2023 increased $285 million, or 690 percent, over the same period in the prior year and was the result of increased borrowings and higher interest rates on borrowings and deposits. Core deposit cost (including non-interest bearing deposits) was 0.77 percent for 2023 compared to 0.07 percent for the prior year. The total funding cost (including non-interest bearing deposits) for 2023 was 1.35 percent, which was an increase of 117 basis points over the prior year funding cost of 0.18 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during 2023 was 2.73 percent, a 54 basis points decrease from the net interest margin of 3.27 percent for the prior year. The core net interest margin, excluding discount accretion, the impact from non-accrual interest and the impact from the Paycheck Protection Program loans, was 2.71 percent for 2023, which was a 49 basis points decrease from the core margin of 3.20 percent in the same period of the prior year. The decline in the margin from the prior year occurred steadily during the current year, before slowing in the fourth quarter, and the Company ended the year with a fourth quarter net interest margin of 2.56 percent.

Non-interest Income
Non-interest income of $118 million for 2023 decreased $2.7 million, or 2 percent, over the same period last year and was primarily due to the decrease in gain on sale of residential loans, which was partially offset by the increase in service charges and other fees. Miscellaneous loan fees of $16.9 million, increased $1.6 million for 2023, or 10 percent, which was primarily driven by increased credit card interchange fees due to increased activity. Gain on sale of residential loans of $12.2 million in 2023 decreased by $7.8 million, or 39 percent, over the prior year, primarily as result of a reduction in residential purchase and refinance activities as mortgage rates significantly increased during 2023. Included in the 2023 gain on sale of securities was $1.7 million of gain on the sale of all of the Company’s Visa class B shares.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2023	December 31, 2022
Compensation and employee benefits	$309,048	$319,303	$(10,255)	(3%)
Occupancy and equipment	43,578	43,261	317	1%
Advertising and promotions	15,430	14,324	1,106	8%
Data processing	33,752	30,823	2,929	10%
Other real estate owned and foreclosed assets	119	77	42	55%
Regulatory assessments and insurance	28,712	12,904	15,808	123%
Core deposit intangibles amortization	9,731	10,658	(927)	(9%)
Other expenses	86,988	87,518	(530)	(1%)
Total non-interest expense	$527,358	$518,868	$8,490	2%

Total non-interest expense of $527 million for 2023 increased $8.5 million, or 2 percent, over the same period in the prior year. Compensation and employee benefits expense of $309 million in 2023 decreased $10.3 million, or 3 percent, over the prior year and was driven by a decrease in performance-related compensation including real estate loan commissions. Regulatory assessments and insurance of $28.7 million for 2023 increased $15.8 million, or 123 percent, over the prior year and was primarily due to the $6.0 million FDIC special assessment pursuant to a systemic risk determination and the FDIC uniformly increasing all depository institutions premiums during 2023. Other expenses of $87.0 million for 2023 decreased $530 thousand, or 1 percent, from the prior year and included changes in several miscellaneous categories. Acquisition-related expenses included in other expenses were $1.3 million in 2023 compared to $10.0 million in 2022.

Provision for Credit Losses
The following table summarizes the provision for credit losses on the loan portfolio, net charge-offs and select ratios relating to the provision for credit losses on loans for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	ACL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2023	$4,181	$3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%
First quarter 2022	4,344	850	1.28%	0.12%	0.24%

The provision for credit loss expense was $14.8 million for 2023, a decrease of $5.2 million, or 26 percent, over the same period in the prior year. The provision for credit loss expense for 2023 included provision for credit loss expense of $20.8 million on the loan portfolio and credit loss benefit of $6.0 million on the unfunded loan commitments. Net charge-offs during 2023 were $10.3 million compared to $7.8 million during 2022.

Efficiency Ratio
The efficiency ratio was 62.85 percent for 2023 compared to 54.64 percent for 2022. The increase from the prior year was primarily attributable to the increase in interest expense in the current year that outpaced the increase in interest income.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as either available-for-sale or held-to-maturity. Non-marketable equity securities consist of capital stock issued by the FHLB of Des Moines.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. During the first quarter of 2022, the Company transferred $2.2 billion of available-for-sale securities with an unrealized net loss of $55.7 million into the held-to-maturity portfolio after determining it had the intent and ability to hold such securities until maturity. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$455,347	5%	$444,727	5%
U.S. government sponsored enterprises	299,219	4%	287,364	3%
State and local governments	98,932	1%	132,993	1%
Corporate bonds	26,253	1%	26,109	1%
Residential mortgage-backed securities	2,811,263	34%	3,267,341	36%
Commercial mortgage-backed securities	1,094,705	13%	1,148,773	13%
Total available-for-sale	4,785,719	58%	5,307,307	59%
Held-to-maturity
U.S. government and federal agency	853,273	10%	846,046	9%
State and local governments	1,650,000	20%	1,682,640	19%
Residential mortgage-backed securities	999,138	12%	1,186,366	13%
Total held-to-maturity	3,502,411	42%	3,715,052	41%
Total debt securities	$8,288,130	100%	$9,022,359	100%

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

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$446,206	402,932	456,074	395,371
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,244,344	1,107,064	1,291,020	1,102,120
S&P: A+, A, A- / Moody’s: A1, A2, A3	55,511	55,101	58,045	56,865
Not rated by either entity	5,842	5,486	14,534	14,089
Total	$1,751,903	1,570,583	1,819,673	1,568,445

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$383,400	361,728	421,698	389,762
General obligation - limited	183,078	165,993	186,401	162,096
Revenue	1,146,341	1,006,088	1,171,971	981,486
Certificate of participation	36,396	34,144	36,864	32,464
Other	2,688	2,630	2,739	2,637
Total	$1,751,903	1,570,583	1,819,673	1,568,445

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$372,926	334,583	382,529	324,651
California	113,983	104,960	117,284	102,804
Texas	125,906	114,753	128,590	113,444
Michigan	82,575	79,012	89,372	82,649
Washington	98,239	90,413	103,106	92,411
All other states	958,274	846,862	998,792	852,486
Total	$1,751,903	1,570,583	1,819,673	1,568,445

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2023. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the related federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$7	—%	$443,156	1.07%	$3,660	4.79%	$8,524	4.81%	$—	—%	$455,347	1.16%
U.S. government sponsored enterprises	—	—%	299,219	1.29%	—	—%	—	—%	—	—%	299,219	1.29%
State and local governments	3,646	1.89%	39,978	1.82%	27,807	2.51%	27,501	2.50%	—	—%	98,932	2.21%
Corporate bonds	—	—%	21,850	3.61%	3,543	4.00%	860	0.46%	—	—%	26,253	3.57%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,811,263	1.22%	2,811,263	1.22%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,094,705	2.53%	1,094,705	2.53%
Total available-for-sale	3,653	1.89%	804,203	1.25%	35,010	2.91%	36,885	2.99%	3,905,968	1.57%	4,785,719	1.54%
Held-to-maturity
U.S. government and federal agency	—	—%	853,273	1.62%	—	—%	—	—%	—	—%	853,273	1.62%
State and local governments	5,233	2.48%	74,551	2.92%	184,556	3.14%	1,385,660	2.48%	—	—%	1,650,000	2.57%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	999,138	1.62%	999,138	1.62%
Total held-to-maturity	5,233	2.48%	927,824	1.72%	184,556	3.14%	1,385,660	2.48%	999,138	1.62%	3,502,411	2.07%
Total debt securities	$8,886	2.24%	$1,732,027	1.49%	$219,566	3.10%	$1,422,545	2.49%	$4,905,106	1.58%	$8,288,130	1.75%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2023, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at December 31, 2023.

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

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate	$1,704,544	11%	$1,446,008	9%
Commercial real estate	10,303,306	64%	9,797,047	65%
Other commercial	2,901,863	18%	2,799,668	19%
Home equity	888,013	6%	822,232	5%
Other consumer	400,356	2%	381,857	3%
Loans receivable	16,198,082	101%	15,246,812	101%
Allowance for credit losses	(192,757)	(1%)	(182,283)	(1%)
Loans receivable, net	$16,005,325	100%	$15,064,529	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2023 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$185,901	2,630,764	496,665	3,313,330
After one through five years	616,165	4,657,395	393,813	5,667,373
After five through fifteen years	328,947	313,365	59	642,371
Thereafter	—	—	—	—
Fixed rate maturing
In one year or less	131,745	1,574,908	132,819	1,839,472
After one through five years	147,953	2,661,295	213,387	3,022,635
After five through fifteen years	272,648	1,198,184	6,478	1,477,310
Thereafter	21,185	169,258	45,148	235,591
Total	$1,704,544	13,205,169	1,288,369	16,198,082

Residential Real Estate Lending
The Company’s lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and online applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow for higher loan-to-values with appropriate risk mitigation such as documented compensating factors, credit enhancement, and other factors. For loans held for sale, the Company complies with each investor’s loan-to-value guidelines. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment that may be subject to certain contingencies.

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

Unimproved Land and Land Development Loans
Although the Company has originated very few unimproved land and land development loans since the economic downturn in 2008, the Company may originate such loans on properties intended for residential and commercial use where real estate market conditions show significant strength. These loans are typically made for a term of 18 months to two years and are secured by the developed property with a loan-to-value not to exceed the lesser of 75 percent of cost or 65 percent of the appraised discounted estimated bulk sale value upon completion of the improvements. The projects under development are inspected on a regular basis and advances are made on a percentage-of-completion basis. The loans are made to borrowers with real estate development experience and appropriate financial strength. Generally, the Company requires that a certain percentage of the development be pre-sold or that construction and term take-out commitments are in place prior to funding the loan. Loans made on unimproved land are generally made for a term of five to ten years with a loan-to-value not to exceed the lesser of 50 percent of appraised value or 50 percent of cost.

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

Construction Loans
During the construction loan term, all construction loan collateral properties are inspected at least monthly, or more frequently as needed, until completion. Draws on construction loans are predicated upon the results of the inspection and advanced on a percentage-of-completion basis versus original budget percentages. When construction loans become non-performing and the associated project is not complete, the Company on a case-by-case basis makes the decision to advance additional funds or to initiate collection/foreclosure proceedings. Such decision includes obtaining “as-is” and “at completion” appraisals for consideration of potential increases or decreases in the collateral’s value. The Company also considers the increased costs of monitoring progress to completion, and the related collection/holding period costs should collateral ownership be transferred to the Company.

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

The Company had $479 million and $554 million of loans with remaining interest reserves of $20.7 million and $27.7 million as of December 31, 2023 and 2022, respectively. During 2023 and 2022, the Company extended, renewed or modified 7 loans and 5 loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $56.0 million and $16.2 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had no construction loans with interest reserves that are currently non-performing or that are designated potential problem loans.

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

The Company has also been active in generating commercial SBA loans, and other commercial loans, with a portion of those loans sold to investors. The Company has not originated any type of subprime mortgages, either for the loan portfolio or for sale to investors. In addition, the Company has not purchased debt securities collateralized with subprime mortgages. The Company does not actively purchase loans from other financial institutions, and substantially all of the Company’s loans receivable are with customers in the Company’s geographic market areas.

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

The time between ordering an appraisal or evaluation and receipt from third party vendors is typically two to six weeks for residential property depending on geographic market and four to eight weeks for non-residential property. For real estate properties that are of highly specialized or limited use, significantly complex or large, additional time beyond the typical times may be required for new appraisals or evaluations (new or updated).

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Other real estate owned and foreclosed assets	$1,503	32	18
Accruing loans 90 days or more past due	3,312	1,559	17,141
Non-accrual loans	20,816	31,151	50,532
Total non-performing assets	$25,631	32,742	67,691
Non-performing assets as a percentage of subsidiary assets	0.09%	0.12%	0.26%
ACL as a percentage of non-performing loans	799%	557%	255%
Accruing loans 30-89 days past due	$49,967	20,967	50,566
U.S. government guarantees included in non-performing assets	$1,503	2,312	4,028
Interest income [1]	$1,085	1,450	2,422
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $25.6 million at December 31, 2023 decreased $7.1 million, or 22 percent, over the prior year end. Non-performing assets as a percentage of subsidiary assets at December 31, 2023 was 0.09 percent compared to 0.12 percent in the prior year end. Early stage delinquencies (accruing loans 30-89 days past due) of $50.0 million at December 31, 2023 increased $29.0 million from prior year end which primarily occurred during the fourth quarter of 2023. The fourth quarter of 2023 increase included a $13 million loan that was brought current shortly after quarter end. The remaining early stage delinquencies were driven by seasonality and a few isolated loans.

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

Modified Loans
If a loan is modified in response to a borrower’s financial difficulties such modification is known as a modification to a borrower experiencing financial difficulty (“MBFD”), and if the underlying loan is characterized as a loan. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of multiple loans when modifying loans regardless of whether or not the loans are designated an MBFD. The Company had MBFD loans of $60.6 million at December 31, 2023. For additional information on MBFDs, see Note 3 to the Consolidated Financial Statement in “Item 8. Financial Statements and Supplementary Data.”

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2023 was $1.7 million. The fair value of the loan collateral acquired in foreclosure during 2023 was $1.6 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of period	$32	18
Additions	1,563	907
Write-downs	(8)	—
Sales	(84)	(893)
Balance at end of period	$1,503	32

Allowance for Credit Losses - Loans Receivable

The following table summarizes the allocation of the ACL as of the dates indicated:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category
Residential real estate	$22,325	11%	$19,683	10%
Commercial real estate	130,924	64%	125,816	65%
Other commercial	21,194	18%	21,454	18%
Home equity	11,766	5%	10,759	5%
Other consumer	6,548	2%	4,571	2%
Total	$192,757	100%	$182,283	100%
The following table summarizes the ACL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2023	% of Average Loans	December 31, 2022	% of Average Loans	December 31, 2021	% of Average Loans
Balance at beginning of period	$182,283		$172,665		$158,243
Acquisitions	—		—		371
Provision for credit losses	20,790		17,433		16,380
Net (charge-offs) recoveries
Residential real estate	(3)	—%	63	—%	337	0.04%
Commercial real estate	(1,640)	(0.02)%	684	0.01%	1,597	0.02%
Other commercial	(2,256)	(0.08)%	(2,545)	(0.10)%	(1,048)	(0.04)%
Home equity	38	—%	250	0.03%	198	0.03%
Other consumer	(6,455)	(1.64)%	(6,267)	(1.70)%	(3,413)	(1.03)%
Net Charge-offs	(10,316)	(0.07)%	(7,815)	(0.05)%	(2,329)	(0.02)%
Balance at end of period	$192,757		$182,283		$172,665
ACL as a percentage of total loans	1.19%		1.20%		1.29%
Non-accrual loans as a percentage of total loans	0.13%		0.20%		0.38%
ACL as a percentage of non-accrual loans	926.01%		585.16%		341.69%

The ACL as a percentage of total loans outstanding at December 31 2023 was 1.19 percent which was a 1 basis point decrease from the prior year end. The Company’s ACL of $193 million is considered by management to be adequate to absorb the estimated credit losses from any segment of its loan portfolio based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, the Company’s estimate of current expected credit losses could also change, which could affect the level of future provision of credit losses related to loans. For the periods ended December 31, 2023 and 2022, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2023, provision for credit losses exceeded the charge-offs, net of recoveries, by $10.5 million. During 2022, provision for credit losses exceeded the charge-offs, net of recoveries, by $9.6 million.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Custom and owner occupied construction	$290,572	$298,461	$(7,889)	(3%)
Pre-sold and spec construction	236,596	297,895	(61,299)	(21%)
Total residential construction	527,168	596,356	(69,188)	(12%)
Land development	232,966	219,842	13,124	6%
Consumer land or lots	187,545	206,604	(19,059)	(9%)
Unimproved land	87,739	104,662	(16,923)	(16%)
Developed lots for operative builders	56,142	60,987	(4,845)	(8%)
Commercial lots	87,185	93,952	(6,767)	(7%)
Other construction	900,547	938,406	(37,859)	(4%)
Total land, lot, and other construction	1,552,124	1,624,453	(72,329)	(4%)
Owner occupied	3,035,768	2,833,469	202,299	7%
Non-owner occupied	3,742,916	3,531,673	211,243	6%
Total commercial real estate	6,778,684	6,365,142	413,542	6%
Commercial and industrial	1,363,479	1,377,888	(14,409)	(1%)
Agriculture	772,458	735,553	36,905	5%
1st lien	2,127,989	1,808,502	319,487	18%
Junior lien	47,230	40,445	6,785	17%
Total 1-4 family	2,175,219	1,848,947	326,272	18%
Multifamily residential	796,538	622,185	174,353	28%
Home equity lines of credit	979,891	872,899	106,992	12%
Other consumer	229,154	220,035	9,119	4%
Total consumer	1,209,045	1,092,934	116,111	11%
States and political subdivisions	834,947	797,656	37,291	5%
Other	204,111	198,012	6,099	3%
Total loans receivable, including loans held for sale	16,213,773	15,259,126	954,647	6%
Less loans held for sale [1]	(15,691)	(12,314)	(3,377)	27%
Total loans receivable	$16,198,082	$15,246,812	$951,270	6%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2023	December 31, 2023
Custom and owner occupied construction	$214	224	214	—	—
Pre-sold and spec construction	763	389	—	763	—
Total residential construction	977	613	214	763	—
Land development	35	138	35	—	—
Consumer land or lots	96	278	96	—	—
Unimproved land	—	78	—	—	—
Developed lots for operative builders	608	251	—	608	—
Commercial lots	47	—	—	47	—
Other construction	—	12,884	—	—	—
Total land, lot and other construction	786	13,629	131	655	—
Owner occupied	1,838	2,076	821	—	1,017
Non-owner occupied	11,016	805	10,757	259	—
Total commercial real estate	12,854	2,881	11,578	259	1,017
Commercial and industrial	1,971	3,326	1,245	575	151
Agriculture	2,558	2,574	2,557	1	—
1st lien	2,664	2,678	2,533	116	15
Junior lien	180	166	144	36	—
Total 1-4 family	2,844	2,844	2,677	152	15
Multifamily residential	395	4,535	—	395	—
Home equity lines of credit	2,043	1,393	1,778	265	—
Other consumer	1,187	911	636	231	320
Total consumer	3,230	2,304	2,414	496	320
Other	16	36	—	16	—
Total	$25,631	32,742	20,816	3,312	1,503

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Custom and owner occupied construction	$2,549	$1,082	$1,467	136%
Pre-sold and spec construction	1,219	1,712	(493)	(29%)
Total residential construction	3,768	2,794	974	35%
Land development	163	—	163	n/m
Consumer land or lots	624	442	182	41%
Unimproved land	—	120	(120)	(100%)
Developed lots for operative builders	—	958	(958)	(100%)
Commercial lots	2,159	47	2,112	4,494%
Other construction	—	209	(209)	(100%)
Total land, lot and other construction	2,946	1,776	1,170	66%
Owner occupied	2,222	3,478	(1,256)	(36%)
Non-owner occupied	14,471	496	13,975	2,818%
Total commercial real estate	16,693	3,974	12,719	320%
Commercial and industrial	12,905	3,439	9,466	275%
Agriculture	594	1,367	(773)	(57%)
1st lien	3,768	2,174	1,594	73%
Junior lien	1	190	(189)	(99%)
Total 1-4 family	3,769	2,364	1,405	59%
Multifamily residential	—	492	(492)	(100%)
Home equity lines of credit	4,518	1,182	3,336	282%
Other consumer	3,264	1,824	1,440	79%
Total consumer	7,782	3,006	4,776	159%
States and political subdivisions	—	28	(28)	(100%)
Other	1,510	1,727	(217)	(13%)
Total	$49,967	$20,967	$29,000	138%
_________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2023
Custom and owner occupied construction	$—	17	—	—
Pre-sold and spec construction	(15)	(15)	—	15
Total residential construction	(15)	2	—	15
Land development	(135)	(34)	—	135
Consumer land or lots	(19)	(46)	—	19
Other construction	889	—	889	—
Total land, lot and other construction	735	(80)	889	154
Owner occupied	(59)	555	66	125
Non-owner occupied	799	(242)	807	8
Total commercial real estate	740	313	873	133
Commercial and industrial	364	(70)	1,040	676
Agriculture	—	(7)	—	—
1st lien	66	(109)	110	44
Junior lien	24	(302)	49	25
Total 1-4 family	90	(411)	159	69
Multifamily residential	(136)	136	—	136
Home equity lines of credit	(6)	(91)	129	135
Other consumer	1,097	451	1,368	271
Total consumer	1,091	360	1,497	406
Other	7,447	7,572	10,637	3,190
Total	$10,316	7,815	15,095	4,779

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and debt securities, securities sold under agreements to repurchase (“repurchase agreements”), wholesale deposits, advances from FHLB, Federal Reserve facilities, and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, match maturities of longer-term assets or manage interest rate risk.

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

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,022,980	30%	$7,690,751	37%
NOW and DDA accounts	5,321,257	27%	5,330,614	26%
Savings accounts	2,833,887	14%	3,200,321	16%
Money market deposit accounts	2,831,624	14%	3,472,281	17%
Certificate accounts	2,915,393	15%	880,589	4%
Wholesale deposits	4,026	—%	31,999	—%
Total interest bearing deposits	13,906,187	70%	12,915,804	63%
Total deposits	$19,929,167	100%	$20,606,555	100%

Total estimated uninsured deposits were $6.081 billion and $7.234 billion at December 31, 2023 and December 31, 2022, respectively. The following table summarizes the estimated amounts outstanding at December 31, 2023 for uninsured time deposits according to the time remaining to maturity.

(Dollars in thousands)	Certificates of Deposit
Within three months	$542,291
Three months to six months	255,865
Seven months to twelve months	165,620
Over twelve months	70,771
Total	$1,034,547

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

During the first quarter of 2023, the Federal Reserve Bank (“FRB”) offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets are valued at par value. During 2023 the Company borrowed $2.740 billion from the BTFP which enabled the Company to pay off higher rate FHLB advances and support its current liquidity position. The $2.740 billion in BTFP borrowings will mature in March of 2024. In anticipation of the maturity of the BTFP borrowings, the Company strategically committed to borrowing $1.800 billion in FHLB borrowings that will mature between March of 2025 and March of 2026 at a weighted rate of 4.75 percent and a FHLB dividend adjusted weighted rate of 4.41 percent. The Company plans to pay off all of the BTFP borrowings at maturity through a combination of the committed FHLB borrowings and additional sources of liquidity.

Additionally, the Company has other sources of secured and unsecured borrowing lines from various sources that may be used from time to time.

For additional information concerning the Company’s borrowings, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Short-term borrowings
A critical component of the Company’s liquidity and capital resources is access to short-term borrowings to fund its operations. Short-term borrowings are accompanied by increased risks managed by the Bank’s Asset Liability Committee (“ALCO”) such as rate increases or unfavorable changes in terms which would make it more costly to obtain future short-term borrowings. The Company’s short-term borrowing sources include FHLB advances, BTFP, federal funds purchased and retail and wholesale repurchase agreements. The Company also has access to the short-term discount window borrowing programs (i.e., primary credit) of the FRB as well as a line of credit with a large national banking institution. FHLB advances and certain other short-term borrowings may be renewed as long-term borrowings to decrease certain risks such as liquidity or interest rate risk; however, the reduction in risks are weighed against the increased cost of funds and other risks.

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at December 31, 2023. The subordinated debentures outstanding as of December 31, 2023 were $133 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Liquidity Risk
In the normal course of business, the Company has commitments that require significant cash availability for customer deposits outflows, repurchase agreements, borrowed funds, lease obligations, off-balance sheet obligations, operating expenses and other contractual obligations. The source of funding for such requirements includes loan repayments, customer deposit inflows, borrowings and capital resources. Liquidity risk is the possibility that the Company will not be able to fund present and future obligations as they come due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost.

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

The Company has a wide range of versatility in managing the liquidity and asset/liability mix. The Bank’s ALCO meets regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., debt securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured, including off-balance sheet funding sources. During 2023, the amount of unencumbered securities decreased primarily as a result of pledging securities to collateralize borrowings. The Company evaluates its potential funding needs across alternative scenarios and maintains contingency funding plans consistent with the Company’s access to diversified sources of contingent funding.

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022
FHLB advances
Borrowing capacity	$4,444,588	4,358,079
Amount utilized	—	(1,800,000)
Letters of credit	(2,327)	(2,075)
Amount available	$4,442,261	2,556,004
FRB discount window
Borrowing capacity	$1,916,312	1,680,117
Amount utilized	—	—
Amount available	$1,916,312	1,680,117
FRB Bank Term Funding Program
Borrowing capacity	$2,853,209	—
Amount utilized	(2,740,000)	—
Amount available	$113,209	—
Unsecured lines of credit available	$565,000	805,000
Unencumbered debt securities
U.S. government and federal agency	$473,084	811,311
U.S. government sponsored enterprises	—	286,480
State and local governments	998,923	1,513,164
Corporate bonds	26,253	26,109
Residential mortgage-backed securities	127,328	2,646,766
Commercial mortgage-backed securities	183,048	970,300
Total unencumbered debt securities [1]	$1,808,636	6,254,130
____________________________
1 Total unencumbered debt securities at December 31, 2023, included $441.5 million classified as AFS and $1.4 billion classified as HTM. Total unencumbered debt securities at December 31, 2022, included $3.1 billion classified as AFS, and $3.1 billion classified as HTM.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of December 31, 2023 and determined its ACL of $19.3 million was adequate to absorb the estimated credit losses. Such ACL is included in other liabilities. For additional information regarding the Company’s ACL, see “Allowance for Credit Losses - Loans Receivable” above.

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

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 110,888,942 have been issued as of December 31, 2023. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2023. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2023, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2023:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	14.07%	13.01%	13.01%	8.81%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 5.80 percent in Idaho, 4.65 percent in Utah, 4.40 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

Income tax expense for the years ended December 31, 2023 and 2022 was $44.7 million and $67.1 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2023 and 2022 was 16.7 percent and 18.1 percent, respectively. The current and prior year’s low effective income tax rates were due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $80.2 million and $80.1 million for the years ended December 31, 2023 and 2022, respectively. Benefits from Low-Income Housing Tax Credits (“LIHTC”) federal income tax credits were $19.9 million and $15.4 million for the years ended December 31, 2023 and 2022, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC’s which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $14.6 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax. The Company has investments in historic tax credits that are claimed over a five-year credit allowance period.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2024	$6,387	22,019	610	564	29,580
2025	4,907	25,479	572	564	31,522
2026	4,302	25,868	231	564	30,965
2027	4,302	23,930	42	564	28,838
2028	2,286	21,474	42	—	23,802
Thereafter	690	84,703	149	—	85,542
	$22,874	203,473	1,646	2,256	230,249

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

	Years ended
	December 31, 2023			December 31, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,603,600	$71,328	4.45%	$1,284,029	$57,243	4.46%	$910,300	$43,300	4.76%
Commercial loans [1]	12,982,708	675,549	5.20%	11,902,971	555,244	4.66%	9,900,056	476,678	4.81%
Consumer and other loans	1,247,114	74,734	5.99%	1,131,000	54,393	4.81%	993,082	44,614	4.49%
Total loans [2]	15,833,422	821,611	5.19%	14,318,000	666,880	4.66%	11,803,438	564,592	4.78%
Tax-exempt investment securities [3]	1,740,746	59,716	3.43%	1,916,731	70,438	3.67%	1,584,313	59,713	3.77%
Taxable investment securities [4,5]	8,297,203	152,003	1.83%	8,546,792	113,952	1.33%	6,512,202	75,553	1.16%
Total earning assets	25,871,371	1,033,330	3.99%	24,781,523	851,270	3.44%	19,899,953	699,858	3.52%
Goodwill and intangibles	1,022,052			1,032,263			683,000
Non-earning assets	504,698			603,401			850,742
Total assets	$27,398,121			$26,417,187			$21,433,695
Liabilities
Non-interest bearing deposits	$6,642,339	$—	—%	$8,005,821	$—	—%	$6,544,843	$—	—%
NOW and DDA accounts	5,167,117	37,357	0.72%	5,387,277	3,439	0.06%	4,325,071	2,737	0.06%
Savings accounts	2,908,584	9,918	0.34%	3,270,799	1,191	0.04%	2,493,174	771	0.03%
Money market deposit accounts	3,166,914	42,254	1.33%	3,926,737	6,401	0.16%	3,144,507	3,914	0.12%
Certificate accounts	1,949,206	64,176	3.29%	955,829	3,249	0.34%	976,894	4,643	0.48%
Total core deposits	19,834,160	153,705	0.77%	21,546,463	14,280	0.07%	17,484,489	12,065	0.07%
Short-term borrowings
Wholesale deposits [6]	173,231	8,721	5.03%	11,862	246	2.07%	31,103	70	0.22%
Repurchase agreements	1,301,223	36,414	2.80%	920,955	3,200	0.35%	994,968	2,302	0.23%
FHLB advances	551,986	26,910	4.81%	584,562	17,317	2.92%	—	—	—%
FRB Bank Term Funding	2,133,658	93,388	4.38%	—	—	—%	—	—	—%
Total short-term borrowings	4,160,098	165,433	3.92%	1,517,379	20,763	1.35%	1,026,071	2,372	0.23%
Long-term borrowings
Subordinated debentures and other borrowed funds	209,567	6,835	3.26%	196,139	6,218	3.17%	166,386	4,121	2.48%
Total interest bearing liabilities	24,203,825	325,973	1.35%	23,259,981	41,261	0.18%	18,676,946	18,558	0.10%
Other liabilities	275,359			249,832			186,068
Total liabilities	24,479,184			23,509,813			18,863,014
Stockholders’ Equity
Common stock	1,109			1,107			993
Paid-in capital	2,346,575			2,340,952			1,708,271
Retained earnings	1,021,469			897,587			772,300
Accumulated other comprehensive (loss) income	(450,216)			(332,272)			89,117
Total stockholders’ equity	2,918,937			2,907,374			2,570,681
Total liabilities and stockholders’ equity	$27,398,121			$26,417,187			$21,433,695
Net interest income (tax-equivalent)		$707,357			$810,009			$681,300
Net interest spread (tax-equivalent)			2.64%			3.26%			3.42%
Net interest margin (tax-equivalent)			2.73%			3.27%			3.42%
______________________________
1Includes tax effect of $5.9 million, $6.3 million and $5.6 million on tax-exempt municipal loan and lease income for the years ended December 31, 2023, 2022 and 2021, respectively.

2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $8.9 million, $14.5 million and $12.2 million on tax-exempt debt securities income for the years ended December 31, 2023, 2022 and 2021, respectively.
4Includes tax effect of $859 thousand, $901 thousand and $1.0 million on federal income tax credits for the years ended December 31, 2023, 2022 and 2021, respectively.
5Includes interest income of $42.2 million, $1.5 million and $915 thousand on average interest-bearing cash balances of $791.5 million, $120.3 million and $674.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

	Year ended December 31,			Year ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$14,247	(162)	14,085	17,777	(3,834)	13,943
Commercial loans (tax-equivalent)	50,367	69,939	120,306	96,438	(17,873)	78,565
Consumer and other loans	5,584	14,757	20,341	6,196	3,583	9,779
Investment securities (tax-equivalent)	(7,500)	34,828	27,328	39,545	9,578	49,123
Total interest income	62,698	119,362	182,060	159,956	(8,546)	151,410
Interest expense
NOW and DDA accounts	(141)	34,059	33,918	672	29	701
Savings accounts	(132)	8,859	8,727	240	180	420
Money market deposit accounts	(1,238)	37,091	35,853	974	1,514	2,488
Certificate accounts	3,376	57,552	60,928	(100)	(1,295)	(1,395)
Wholesale deposits	3,344	5,130	8,474	(43)	220	177
Repurchase agreements	1,321	31,893	33,214	(171)	1,068	897
FHLB advances	(965)	10,558	9,593	—	17,317	17,317
FRB Bank Term Funding	93,388	—	93,388	—	—	—
Subordinated debentures and other borrowed funds	426	191	617	737	1,361	2,098
Total interest expense	99,379	185,333	284,712	2,309	20,394	22,703
Net interest income (tax-equivalent)	$(36,681)	(65,971)	(102,652)	157,647	(28,940)	128,707

Net interest income (tax-equivalent) decreased $102.7 million for the year ended December 31, 2023 compared to the same period in 2022. The historic increase in interest rates during the current year was the reason for the increase in interest expense which outpaced the increase in interest income.

Net interest income (tax-equivalent) increased $128.7 million for the year ended December 31, 2022 compared to the same period in 2021. The interest income for 2022 increased over the same period last year primarily from the acquisition of Alta, increased volume in commercial loans and investment securities.

Cyber Risk
A failure in or breach of the Company’s operational or security systems, or those of the Company’s third-party service providers, including as a result of cyber-attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses. The Company employs detection and response mechanisms designed to contain and mitigate these risks. The Company maintains a robust information security program that is regularly reviewed, tested, and updated. This includes vulnerability and patch management programs, incident response planning, security monitoring, employee training, and security awareness testing. The Board's Risk Oversight Committee is responsible for monitoring the Company’s cyber risk management profile and related programs. The Board is responsible for approval of related policies.

See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” for additional information regarding our cybersecurity program and the risks we face from cybersecurity threats.

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

Goodwill
The Company is required to assess goodwill for impairment on an annual basis, or more frequently if determined necessary. Goodwill of a reporting unit is tested for impairment if an event is more-likely-than-not to reduce the fair value of a reporting unit below its carrying amount. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. The estimate is considered to have a low amount of uncertainty unless there is an event that significantly lowers the fair value of a reporting unit estimate. Examples of events and circumstances include: significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, a more likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and the testing for recoverability of a significant asset group within a reporting unit. There were no changes to the Company’s assessment or reported amounts during 2023. For information on goodwill, see Notes 1 and 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that impacted the Company that became effective during 2023 or 2022 include amendments to:

•FASB ASC Topic 326, Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures
•FASB ASC Topic 848, Reference Rate Reform

Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2023 includes amendments to:

•FASB ASC Topic 232, Investments Equity Method and Joint Ventures
•FASB ASC Topic 740, Income Taxes

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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2023. The Company’s NII sensitivity remained within policy limits at December 31, 2023.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	1.19%	3.33%
-200 bp Rate ramp	1.45%	3.25%
-200 bp Rate shock	0.85%	2.19%
-100 bp Rate shock	1.80%	5.77%
+100 bp Rate shock	(4.94%)	(3.55%)
+200 bp Rate shock	(9.42%)	(6.49%)
+200 bp Rate ramp	(6.18%)	(6.86%)
+400 bp Rate ramp	(6.21%)	(10.67%)

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. Changes in the Company’s core deposit base, updated deposit pricing assumptions, and other balance sheet changes have increased the degree of measured liability sensitivity. It is important to note that these hypothetical estimates are based upon numerous assumptions that are specific to our Company and thus may not be directly comparable to other institutions. These assumptions include: the nature and timing of interest rate levels including, but not limited to, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $16.2 billion as of December 31, 2023, and the allowance for credit losses on loans was $192.8 million. The Company’s unfunded loan commitments totaled $3.6 billion, with an allowance for credit losses of $19.3 million. Together these amounts represent the allowance for credit losses (ACL). As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements:

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

The primary procedures we performed as of December 31, 2023 to address this critical audit matter included:

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

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

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

•Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within the banking industry, including, but not limited to, the following:

•Timing and frequency of improvements noted in key lending ratios that are indicative of potential credit risk in the overall loan portfolio and banking industry

•Observation of trends in the Company’s overall qualitative factors to ensure directional consistency, the overall economic climate and risk trends identified in the loan portfolio

•Evaluating the relevance and reliability of the data and data sources

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2005.

Denver, Colorado
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Internal Control over Financial Reporting

We have audited Glacier Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023 and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ FORVIS, LLP

Denver, Colorado
February 23, 2024

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	December 31, 2023	December 31, 2022
Assets
Cash on hand and in banks	$246,525	300,194
Interest bearing cash deposits	1,107,817	101,801
Cash and cash equivalents	1,354,342	401,995
Debt securities, available-for-sale	4,785,719	5,307,307
Debt securities, held-to-maturity	3,502,411	3,715,052
Total debt securities	8,288,130	9,022,359
Loans held for sale, at fair value	15,691	12,314
Loans receivable	16,198,082	15,246,812
Allowance for credit losses	(192,757)	(182,283)
Loans receivable, net	16,005,325	15,064,529
Premises and equipment, net	421,791	398,100
Other real estate owned and foreclosed assets	1,503	32
Accrued interest receivable	94,526	83,538
Deferred tax asset	159,070	193,187
Core deposit intangible, net	31,870	41,601
Goodwill	985,393	985,393
Non-marketable equity securities	12,755	82,015
Bank-owned life insurance	171,101	169,068
Other assets	201,132	181,244
Total assets	$27,742,629	26,635,375
Liabilities
Non-interest bearing deposits	$6,022,980	7,690,751
Interest bearing deposits	13,906,187	12,915,804
Securities sold under agreements to repurchase	1,486,850	945,916
Federal Home Loan Bank advances	—	1,800,000
FRB Bank Term Funding	2,740,000	—
Other borrowed funds	81,695	77,293
Subordinated debentures	132,943	132,782
Accrued interest payable	125,907	4,331
Other liabilities	225,786	225,193
Total liabilities	24,722,348	23,792,070
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized	1,109	1,108
Paid-in capital	2,350,104	2,344,005
Retained earnings - substantially restricted	1,043,181	966,984
Accumulated other comprehensive loss	(374,113)	(468,792)
Total stockholders’ equity	3,020,281	2,843,305
Total liabilities and stockholders’ equity	$27,742,629	26,635,375
Number of common stock shares issued and outstanding	110,888,942	110,777,780

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Interest Income
Investment securities	$201,930	169,035	122,099
Residential real estate loans	71,328	57,243	43,300
Commercial loans	669,663	548,969	471,061
Consumer and other loans	74,734	54,393	44,614
Total interest income	1,017,655	829,640	681,074
Interest Expense
Deposits	162,426	14,526	12,135
Securities sold under agreements to repurchase	36,414	3,200	2,303
Federal Home Loan Bank advances	26,910	17,317	—
FRB Bank Term Funding	93,388	—	—
Other borrowed funds	1,056	1,329	713
Subordinated debentures	5,779	4,889	3,407
Total interest expense	325,973	41,261	18,558
Net Interest Income	691,682	788,379	662,516
Provision for credit losses	14,795	19,963	23,076
Net interest income after provision for credit losses	676,887	768,416	639,440
Non-Interest Income
Service charges and other fees	75,157	72,124	59,317
Miscellaneous loan fees and charges	16,935	15,350	12,038
Gain on sale of loans	12,202	20,032	63,063
Gain (loss) on sale of securities	1,510	620	(638)
Other income	12,275	12,606	11,040
Total non-interest income	118,079	120,732	144,820
Non-Interest Expense
Compensation and employee benefits	309,048	319,303	270,644
Occupancy and equipment	43,578	43,261	39,394
Advertising and promotions	15,430	14,324	11,949
Data processing	33,752	30,823	23,470
Other real estate owned and foreclosed assets	119	77	236
Regulatory assessments and insurance	28,712	12,904	8,249
Core deposit intangibles amortization	9,731	10,658	10,271
Other expenses	86,988	87,518	70,609
Total non-interest expense	527,358	518,868	434,822
Income Before Income Taxes	267,608	370,280	349,438
Federal and state income tax expense	44,681	67,078	64,681
Net Income	$222,927	303,202	284,757
Basic earnings per share	$2.01	2.74	2.87
Diluted earnings per share	$2.01	2.74	2.86
Dividends declared per share	$1.32	1.32	1.37
Average outstanding shares - basic	110,864,501	110,757,473	99,313,255
Average outstanding shares - diluted	110,890,447	110,827,933	99,398,250
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net Income	$222,927	303,202	284,757
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains (losses) on available-for-sale securities	125,231	(672,570)	(151,426)
Reclassification adjustment for gains (losses) included in net income	31	(1,336)	(790)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	5,612	2,990	(3,551)
Tax effect	(34,264)	169,540	39,362
Net of tax amount	96,610	(501,376)	(116,405)
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	2,006	7,809	901
Reclassification adjustment for losses included in net income	(4,605)	(817)	—
Tax effect	668	(1,767)	(227)
Net of tax amount	(1,931)	5,225	674
Total other comprehensive income (loss), net of tax	94,679	(496,151)	(115,731)
Total Comprehensive Income (Loss)	$317,606	(192,949)	169,026

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2021	95,426,364	$954	1,495,053	667,944	143,090	2,307,041
Net income	—	—	—	284,757	—	284,757
Other comprehensive loss	—	—	—	—	(115,731)	(115,731)
Cash dividends declared ($1.37 per share)	—	—	—	(142,359)	—	(142,359)
Stock issued in connection with acquisitions	15,173,482	152	839,701	—	—	839,853
Stock issuances under stock incentive plans	87,687	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,061	—	—	4,061
Balance at December 31, 2021	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	303,202	—	303,202
Other comprehensive loss	—	—	—	—	(496,151)	(496,151)
Cash dividends declared ($1.32 per share)	—	—	—	(146,560)	—	(146,560)
Stock issuances under stock incentive plans	90,247	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	5,192	—	—	5,192
Balance at December 31, 2022	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	222,927	—	222,927
Other comprehensive income	—	—	—	—	94,679	94,679
Cash dividends declared ($1.32 per share)	—	—	—	(146,730)	—	(146,730)
Stock issuances under stock incentive plans	111,162	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	6,100	—	—	6,100
Balance at December 31, 2023	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281

See accompanying notes to consolidated financial statements

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating Activities
Net income	$222,927	303,202	284,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,795	19,963	23,076
Net amortization of debt securities	15,506	29,587	47,299
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(5,347)	2,789	(17,881)
Origination of loans held for sale	(435,649)	(743,212)	(1,550,787)
Proceeds from loans held for sale	549,778	844,940	1,797,566
Gain on sale of loans	(12,202)	(20,032)	(63,063)
(Gain) loss on sale of securities	(1,510)	(620)	638
Bank-owned life insurance income, net	(3,849)	(3,579)	(2,873)
Stock-based compensation, net of tax benefits	5,929	5,366	4,349
Depreciation and amortization of premises and equipment	27,412	25,830	21,768
Gain on sale and write-downs of other real estate owned, net	(321)	(121)	(105)
Deferred tax expense (benefit)	507	2,177	(9,095)
Amortization of core deposit intangibles	9,731	10,658	10,271
Amortization of investments in variable interest entities	20,515	16,640	13,457
Net (increase) decrease in accrued interest receivable	(10,989)	(6,865)	5,118
Net (increase) decrease in other assets	(9,801)	(25,807)	8,188
Net increase (decrease) in accrued interest payable	121,576	1,922	(1,222)
Net (decrease) increase in other liabilities	(8,293)	7,822	588
Net cash provided by operating activities	500,715	470,660	572,049
Investing Activities
Sales of available-for-sale debt securities	29,972	326,302	—
Maturities, prepayments and calls of available-for-sale debt securities	621,878	1,101,420	1,453,049
Purchases of available-for-sale debt securities	—	(471,581)	(6,315,164)
Maturities, prepayments and calls of held-to-maturity debt securities	209,909	211,700	48,955
Purchases of held-to-maturity debt securities	—	(523,060)	(222,695)
Principal collected on loans	2,946,294	5,432,753	6,529,504
Loan originations	(4,013,701)	(7,296,411)	(7,000,632)
Net additions to premises and equipment	(49,283)	(23,238)	(9,436)
Proceeds from sale of other real estate owned	391	1,014	3,313
Proceeds from redemption of non-marketable equity securities	630,584	366,467	4,218
Purchases of non-marketable equity securities	(559,601)	(438,398)	(2)
Proceeds from bank-owned life insurance	1,787	2,217	2,112
Investments in variable interest entities	(25,722)	(40,967)	(22,640)
Net cash received from acquisitions	—	—	1,622,717
Net cash used in investing activities	(207,492)	(1,351,782)	(3,906,701)
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Financing Activities
Net (decrease) increase in deposits	$(676,652)	(729,707)	3,266,304
Net increase (decrease) in securities sold under agreements to repurchase	540,934	(74,878)	16,211
Net (decrease) increase in short-term Federal Home Loan Bank advances	(1,800,000)	1,800,000	—
Proceeds from short-term FRB Bank Term Funding advances	2,740,000	—	—
Net increase in other borrowed funds	3,327	9,120	3,526
Cash dividends paid	(146,690)	(157,540)	(145,557)
Tax withholding payments for stock-based compensation	(1,795)	(1,704)	(1,553)
Proceeds from stock option exercises	—	140	265
Net cash provided by financing activities	659,124	845,431	3,139,196
Net increase (decrease) in cash, cash equivalents and restricted cash	952,347	(35,691)	(195,456)
Cash, cash equivalents and restricted cash at beginning of period	401,995	437,686	633,142
Cash, cash equivalents and restricted cash at end of period	$1,354,342	401,995	437,686
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$204,397	39,339	19,779
Cash paid during the period for income taxes	27,932	55,197	67,306
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$—	2,154,475	844,020
Sale and refinancing of other real estate owned	22	—	—
Transfer of loans to other real estate owned	1,563	907	1,482
Right-of-use assets obtained in exchange for new lease liabilities	1,979	25,048	801
Dividends declared during the period but not paid	370	346	11,352
Acquisitions
Fair value of common stock shares issued	—	—	839,853
Cash consideration	—	—	9
Fair value of assets acquired	—	—	4,131,662
Liabilities assumed	—	—	3,291,800

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. The Company had $17,440,000 and $0 of restricted cash held as collateral for derivative investments as of December 31, 2023 and December 31, 2022, respectively. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at December 31, 2023 was $0.

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

Modifications
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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Year ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Provision for credit loss loans	20,790	17,433	16,380
Provision for credit loss unfunded	(5,995)	2,530	6,696
Total provision for credit losses	14,795	19,963	23,076

There was no provision for credit losses on debt securities for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in net premises and equipment as right-of-use (“ROU”) assets. The operating leases have other liabilities on the Company’s statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in other borrowed funds on the

Company’s statements of financial condition. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and nonlease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. Short-term leases of 12 months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Company’s statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2023 and 2022, no long-lived assets were considered materially impaired.

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

Derivatives and Hedging Activities
The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate cap contracts have been entered into to manage interest rate risk associated with variable rate borrowings and were designated as cash flow hedges. Interest rate swap contracts have been entered into to manage interest rate risk associated with fixed rate debt securities and were designated as fair value hedges. The Company does not enter into derivative instruments for trading or speculative purposes.

The fair value hedges and cash flow hedges were recognized as other assets or other liabilities on the Company’s statements of financial condition and were measured at fair value. For the fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Cash flows resulting from the fair value hedges and cash flow hedges were classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

For additional information relating to the derivatives and hedging activity, see Note 11.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $88,547,000, $82,850,000, and $65,194,000 for the years ended December 31, 2023, 2022, and 2021, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2023 and 2022 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Reclassifications
Certain reclassifications have been made to the 2022 and 2021 financial statements to conform to the 2023 presentation.

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

Accounting Guidance Pending Adoption at December 31, 2023
The following provides a description of a recently issued but not yet effective ASU that could have a material effect on the Company’s financial position or results of operations

ASU 2023-02 - Investments Equity Method and Joint Ventures. In March 2023, FASB amended Topic ASC 232 relating to accounting for investments in tax credit structures using the proportional amortization method. The amendments in this Update allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. Currently the accounting standards limit the proportional amortization method to account for qualifying investment in low-income-housing tax credit structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the tax credits being presented net in the income statement as a component of income tax expense (benefit). The amendments in this Update permit an entity to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for public business entities beginning with the first interim and annual reporting periods after December 15, 2023. Early adoption is permitted in any interim periods. The Company adopted the amendments beginning January 1, 2024 for each tax credit program. The Company adjusted its processes and procedures related to the amendments and it did not have a material impact to the Company’s financial position and results of operations.

ASU 2023-09 - Income Tax Disclosures. In December 2023, FASB amended topic 740 related to certain income tax disclosures. The amendment provides updates related to the rate reconciliation and income taxes paid disclosures to improve transparency of income disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in the Update improve the effectiveness and comparability of disclosures and remove disclosures that are no longer considered cost beneficial or relevant. The amendments are effective for public business entities beginning with the first annual reporting period after December 15, 2024 with early adoption permitted in any annual period. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this Update, but does not expect the adoption of this guidance to have a material impact to the financial statements, including related disclosures, or significant impact on its current processes.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$485,005	11	(29,669)	455,347
U.S. government sponsored enterprises	321,993	—	(22,774)	299,219
State and local governments	101,903	302	(3,273)	98,932
Corporate bonds	27,007	2	(756)	26,253
Residential mortgage-backed securities	3,166,589	7	(355,333)	2,811,263
Commercial mortgage-backed securities	1,180,756	519	(86,570)	1,094,705
Total available-for-sale	5,283,253	841	(498,375)	4,785,719
Held-to-maturity
U.S. government and federal agency	853,273	—	(65,472)	787,801
State and local governments	1,650,000	2,843	(181,192)	1,471,651
Residential mortgage-backed securities	999,138	—	(78,396)	920,742
Total held-to-maturity	3,502,411	2,843	(325,060)	3,180,194
Total debt securities	$8,785,664	3,684	(823,435)	7,965,913

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$487,320	23	(42,616)	444,727
U.S. government sponsored enterprises	320,157	—	(32,793)	287,364
State and local governments	137,033	709	(4,749)	132,993
Corporate bonds	27,101	—	(992)	26,109
Residential mortgage-backed securities	3,706,427	6	(439,092)	3,267,341
Commercial mortgage-backed securities	1,252,065	347	(103,639)	1,148,773
Total available-for-sale	5,930,103	1,085	(623,881)	5,307,307
Held-to-maturity
U.S. government and federal agency	846,046	—	(83,796)	762,250
State and local governments	1,682,640	1,045	(248,233)	1,435,452
Residential mortgage-backed securities	1,186,366	—	(109,276)	1,077,090
Total held-to-maturity	3,715,052	1,045	(441,305)	3,274,792
Total debt securities	$9,645,155	2,130	(1,065,186)	8,582,099

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2023. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,632	3,653	5,233	5,213
Due after one year through five years	857,022	804,203	927,824	860,978
Due after five years through ten years	36,144	35,010	184,556	177,537
Due after ten years	39,110	36,885	1,385,660	1,215,724
	935,908	879,751	2,503,273	2,259,452
Mortgage-backed securities [1]	4,347,345	3,905,968	999,138	920,742
Total	$5,283,253	4,785,719	3,502,411	3,180,194
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Available-for-sale
Proceeds from sales and calls of debt securities	$31,944	428,225	188,431
Gross realized gains [1]	145	3,357	984
Gross realized losses [1]	(176)	(2,021)	(194)
Held-to-maturity
Proceeds from calls of debt securities	18,125	28,210	48,475
Gross realized gains [1]	10	64	3
Gross realized losses [1]	(193)	(780)	(1,431)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

In 2023, the Company also had a gain of $1,700,000 on the sale of all of the Company’s Visa class B shares which was included in the gain on sale of securities. At December 31, 2023 and 2022, the Company had debt securities with carrying values of $6,479,495,000 and $2,768,229,000, respectively, pledged as collateral to FHLB, FRB, securities sold under agreements to repurchase (“repurchase agreements”), and for deposits of several state and local government units.

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

	December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$3,702	(56)	448,909	(29,613)	452,611	(29,669)
U.S. government sponsored enterprises	14	—	—	299,220	(22,774)	299,220	(22,774)
State and local governments	85	3,039	(2)	64,645	(3,271)	67,684	(3,273)
Corporate bonds	4	—	—	23,262	(756)	23,262	(756)
Residential mortgage-backed securities	402	1,430	(44)	2,809,482	(355,289)	2,810,912	(355,333)
Commercial mortgage-backed securities	151	21,232	(268)	1,034,183	(86,302)	1,055,415	(86,570)
Total available-for-sale	713	$29,403	(370)	4,679,701	(498,005)	4,709,104	(498,375)

	December 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$4,150	(64)	435,375	(42,552)	439,525	(42,616)
U.S. government sponsored enterprises	14	—	—	287,364	(32,793)	287,364	(32,793)
State and local governments	121	71,512	(2,109)	20,753	(2,640)	92,265	(4,749)
Corporate bonds	5	25,146	(992)	—	—	25,146	(992)
Residential mortgage-backed securities	441	301,548	(24,581)	2,965,512	(414,511)	3,267,060	(439,092)
Commercial mortgage-backed securities	157	673,102	(41,984)	435,176	(61,655)	1,108,278	(103,639)
Total available-for-sale	794	$1,075,458	(69,730)	4,144,180	(554,151)	5,219,638	(623,881)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at December 31, 2023 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at December 31, 2023 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of December 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on available-for-sale debt securities totaled $9,319,000 and $10,518,000 at December 31, 2023 and December 31, 2022, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of December 31, 2023, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at December 31, 2023. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	December 31, 2023	December 31, 2022
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$427,918	430,542
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,182,894	1,206,441
S&P: A+, A, A- / Moody’s: A1, A2, A3	37,742	37,162
Not rated by either entity	1,446	8,495
Total municipal bonds held-to-maturity	$1,650,000	1,682,640

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at December 31, 2023 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of December 31, 2023 and December 31, 2022, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $16,990,000 and $17,524,000 at December 31, 2023 and December 31, 2022, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at December 31, 2023 or December 31, 2022.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Residential real estate	$1,704,544	1,446,008
Commercial real estate	10,303,306	9,797,047
Other commercial	2,901,863	2,799,668
Home equity	888,013	822,232
Other consumer	400,356	381,857
Loans receivable	16,198,082	15,246,812
Allowance for credit losses	(192,757)	(182,283)
Loans receivable, net	$16,005,325	15,064,529
Net deferred origination (fees) costs included in loans receivable	$(25,577)	(25,882)
Net purchase accounting (discounts) premiums included in loans receivable	$(13,802)	(17,832)
Accrued interest receivable on loans	$67,362	54,971

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s market areas.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during 2023 and 2022.

At December 31, 2023, the Company had loans of $11,571,856,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2023 and 2022. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2023.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2023 and 2022 was $110,707,000 and $101,637,000, respectively. During 2023, transactions included new loans to such related parties of $20,758,000, and repayments of $11,688,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Year ended December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	20,790	2,645	6,748	1,996	969	8,432
Charge-offs	(15,095)	(20)	(2,080)	(3,891)	(129)	(8,975)
Recoveries	4,779	17	440	1,635	167	2,520
Balance at end of period	$192,757	22,325	130,924	21,194	11,766	6,548

	Year ended December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	17,433	3,162	7,231	(704)	1,943	5,801
Charge-offs	(14,970)	(17)	(2,171)	(4,201)	(85)	(8,496)
Recoveries	7,155	80	2,855	1,656	335	2,229
Balance at end of period	$182,283	19,683	125,816	21,454	10,759	4,571

	Year ended December 31, 2021
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$158,243	9,604	86,999	49,133	8,182	4,325
Acquisitions	371	—	309	62	—	—
Provision for credit losses	16,380	6,517	28,996	(23,444)	186	4,125
Charge-offs	(11,594)	(38)	(279)	(4,826)	(45)	(6,406)
Recoveries	9,265	375	1,876	3,778	243	2,993
Balance at end of period	$172,665	16,458	117,901	24,703	8,566	5,037

During the years ended December 31, 2023, and December 31, 2022, the ACL increased primarily as a result of organic loan growth. During the year ended December 31, 2021, the ACL increased primarily as a result of the $18,056,000 provision for credit losses recorded as a result of the Alta acquisition.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the year ended December 31, 2023, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$43,455	5,342	18,134	12,745	3,006	4,228
Accruing loans 60-89 days past due	6,512	729	2,439	774	1,527	1,043
Accruing loans 90 days or more past due	3,312	107	2,161	530	283	231
Non-accrual loans with no ACL	20,722	2,562	13,680	1,869	1,966	645
Non-accrual loans with ACL	94	—	—	7	—	87
Total past due and non-accrual loans	74,095	8,740	36,414	15,925	6,782	6,234
Current loans receivable	16,123,987	1,695,804	10,266,892	2,885,938	881,231	394,122
Total loans receivable	$16,198,082	1,704,544	10,303,306	2,901,863	888,013	400,356

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$16,331	2,796	5,462	4,192	754	3,127
Accruing loans 60-89 days past due	4,636	142	2,865	297	529	803
Accruing loans 90 days or more past due	1,559	215	472	542	138	192
Non-accrual loans with no ACL	31,036	2,236	22,943	3,790	1,234	833
Non-accrual loans with ACL	115	—	—	56	—	59
Total past due and non-accrual loans	53,677	5,389	31,742	8,877	2,655	5,014
Current loans receivable	15,193,135	1,440,619	9,765,305	2,790,791	819,577	376,843
Total loans receivable	$15,246,812	1,446,008	9,797,047	2,799,668	822,232	381,857

The Company had $356,000, $1,175,000, and $660,000 of interest reversed on non-accrual loans during the year ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,236	—	6	3,230	—	—
Residential real estate	17,578	11,099	4,317	98	1,968	96
Other real estate	21,635	35	20,598	620	25	357
Other	595	—	—	15	—	580
Total	$43,044	11,134	24,921	3,963	1,993	1,033

	December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,172	—	32	3,140	—	—
Residential real estate	5,061	2,407	990	318	1,201	145
Other real estate	33,125	49	32,333	300	75	368
Other	1,155	—	—	530	—	625
Total	$42,513	2,456	33,355	4,288	1,276	1,138

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures, which changed the disclosures and classifications of loans previously considered TDRs. The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables shows the amortized cost basis at the end of the period of the loans modified to borrowers experiencing financial difficulty by segment:

	At or for the Year ended December 31, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Residential real estate	$679	—%	$—	—%	$679
Commercial real estate	46,028	0.40%	2,863	—%	48,891
Other commercial	9,218	0.30%	1,702	0.10%	10,920
Home equity	49	—%	—	—%	49
Other consumer	20	—%	—	—%	20
Total	$55,994		$4,565		$60,559

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

	At or for the Year ended December 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Residential real estate	—%	1 month	—
Commercial real estate	0.88%	1.1 years	—
Other commercial	0.24%	8 months	—
Home equity	—%	7 months	—
Other consumer	—%	10 months	$10,000 thousand

The following table depicts the performance of loans that have been modified in the last twelve months by segment:

	December 31, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$679	679	—	—	—
Commercial real estate	48,891	45,181	2,159	—	1,551
Other commercial	10,920	10,360	31	—	529
Home equity	49	—	—	—	49
Other consumer	20	20	—	—	—
Total	$60,559	56,240	2,190	—	2,129

Loans that were modified in the twelve months that had a payment default during the period had an ending balances of $2,159,000 and $37,000 at December 31, 2023, and were included in commercial real estate and other commercial loans, respectively. There were $5,361,000 of additional unfunded commitments on MBFDs outstanding at December 31, 2023. At December 31, 2023 and 2022, the Company had $98,000 and $270,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2023 and 2022, the Company had $15,000 and $0, respectively, of OREO secured by residential real estate properties.

Additional Disclosures
The implementation of FASB ASU 2022-02, Financial Instruments - Credit Losses Trouble Deb Restructings and Vintage Disclosures, eliminated the guidance and disclosure requirements related to TDRs. The following tables represent disclosures for the prior period that are no longer required as of January 1, 2023, but are included in this Annual Report 10-K since the Company is required to disclose comparative information with respected to restructured loans. A restructured loan was considered a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

The modifications for the loans designated as TDRs during the years ended December 31, 2022 and 2021 included one or a combination of the following: an extension of the maturity date, a reduction of the interest rate or a reduction in the principal amount.

In addition to the loans designated as TDRs during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $1,253,000 and $1,628,000 for the years ended December 31, 2022 and 2021, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in other commercial loan segment for the years ended December 31, 2022, and 2021.

There were $437,000 of additional unfunded commitments on TDRs outstanding at December 31, 2022, respectively. The were no charge-offs on TDRs during 2022 and 2021.

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

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023	$889	1,316,100	1,313,446	97	2,557	—
2022	430	2,547,939	2,520,484	12,855	14,600	—
2021	145	2,200,677	2,178,153	19,782	2,742	—
2020	—	1,130,117	1,124,525	—	5,592	—
2019	—	691,810	656,203	1,104	34,503	—
Prior	616	2,129,808	2,053,011	18,818	57,948	31
Revolving loans	—	286,855	285,432	1	1,421	1
Total	$2,080	10,303,306	10,131,254	52,657	119,363	32
Other commercial loans
Term loans by origination year
2023	$3,080	369,059	367,337	—	1,603	119
2022	406	566,295	561,567	3,319	1,408	1
2021	—	531,558	519,151	10,187	2,218	2
2020	92	245,962	240,613	—	5,347	2
2019	—	145,828	141,336	—	4,490	2
Prior	313	448,619	443,400	—	5,219	—
Revolving loans	—	594,542	577,953	11,977	4,612	—
Total	$3,891	2,901,863	2,851,357	25,483	24,897	126

	December 31, 2022
(Dollars in thousands)	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2022	$2,584,831	2,578,558	—	6,273	—
2021	2,457,790	2,454,696	—	3,094	—
2020	1,274,852	1,269,254	—	5,598	—
2019	744,634	709,246	—	35,388	—
2018	658,268	634,316	—	23,952	—
Prior	1,851,965	1,787,941	1,416	62,576	32
Revolving loans	224,707	224,629	—	78	—
Total	$9,797,047	9,658,640	1,416	136,959	32
Other commercial loans
Term loans by origination year
2022	$603,393	599,498	371	3,469	55
2021	573,273	569,542	—	2,707	1,024
2020	308,555	304,179	—	4,373	3
2019	191,498	185,748	—	5,748	2
2018	140,122	135,727	—	4,394	1
Prior	404,319	398,523	114	5,322	360
Revolving loans	578,508	567,770	—	10,604	134
Total	$2,799,668	2,760,987	485	36,617	1,579

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023	$—	234,568	233,753	815	—
2022	5	673,782	671,196	2,586	—
2021	—	495,645	495,645	—	—
2020	—	99,199	99,199	—	—
2019	—	42,054	42,054	—	—
Prior	15	158,828	153,489	2,670	2,669
Revolving loans	—	468	468	—	—
Total	$20	1,704,544	1,695,804	6,071	2,669
Home equity loans
Term loans by origination year
2023	$—	—	—	—	—
2022	—	20	20	—	—
2021	48	—	—	—	—
2020	50	21	21	—	—
2019	—	178	178	—	—
Prior	31	5,492	5,277	11	204
Revolving loans	—	882,302	875,735	4,522	2,045
Total	$129	888,013	881,231	4,533	2,249
Other consumer loans
Term loans by origination year
2023	$7,801	139,295	137,035	2,079	181
2022	715	98,630	97,536	870	224
2021	170	62,961	62,107	805	49
2020	85	29,143	29,012	119	12
2019	73	12,335	12,279	43	13
Prior	131	17,314	16,664	173	477
Revolving loans	—	40,678	39,489	1,182	7
Total	$8,975	400,356	394,122	5,271	963

	December 31, 2022
(Dollars in thousands)	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2022	$543,469	543,023	446	—
2021	552,748	551,756	992	—
2020	116,810	116,543	136	131
2019	45,055	44,604	451	—
2018	37,252	36,993	—	259
Prior	149,292	146,318	913	2,061
Revolving loans	1,382	1,382	—	—
Total	$1,446,008	1,440,619	2,938	2,451
Home equity loans
Term loans by origination year
2022	$60	60	—	—
2021	77	77	—	—
2020	82	82	—	—
2019	225	195	—	30
2018	594	594	—	—
Prior	7,165	6,868	131	166
Revolving loans	814,029	811,701	1,152	1,176
Total	$822,232	819,577	1,283	1,372
Other consumer loans
Term loans by origination year
2022	$152,685	149,702	2,825	158
2021	94,210	93,749	421	40
2020	49,257	48,990	212	55
2019	20,432	20,166	96	170
2018	10,598	9,970	91	537
Prior	16,014	15,786	106	122
Revolving loans	38,661	38,480	179	2
Total	$381,857	376,843	3,930	1,084

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Land	$76,557	74,285
Buildings and construction in progress	344,906	306,857
Furniture, fixtures and equipment	120,096	115,370
Leasehold improvements	16,328	15,394
Accumulated depreciation	(201,159)	(184,851)
Net premises and equipment, excluding ROU assets	356,728	327,055
ROU assets	65,063	71,045
Net premises and equipment	$421,791	398,100

The Company capitalized interest related to assets of $913,000 and $0 for the years ended December 31, 2023 and December 31, 2022.

Leases
The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$31,222		30,254
Accumulated depreciation	(6,940)		(2,760)
Net ROU assets	$24,282	40,781	27,494	43,551
Lease liabilities	$25,116	44,319	28,204	46,579
Weighted-average remaining lease term	11 years	16 years	12 years	17 years
Weighted-average discount rate	3.6%	3.7%	3.6%	3.6%

Maturities of lease liabilities consist of the following:

	December 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,685	4,623
Maturing one year through two years	4,669	4,756
Maturing two years through three years	4,679	4,580
Maturing three years through four years	4,688	4,301
Maturing four years through five years	578	3,768
Thereafter	11,135	39,043
Total lease payments	30,434	61,071
Present value of lease payments
Short-term	3,847	3,078
Long-term	21,269	41,241
Total present value of lease payments	25,116	44,319
Difference between lease payments and present value of lease payments	$5,318	16,752

The components of lease expense consist of the following:

	Year ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Finance lease cost
Amortization of ROU assets	4,201	2,249
Interest on lease liabilities	958	565
Operating lease cost	5,531	5,927
Short-term lease cost	633	428
Variable lease cost	1,666	1,291
Sublease income	(39)	(43)
Total lease expense	12,950	10,417

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2023		December 31, 2022
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$958	3,500	566	3,961
Financing cash flows	3,588	N/A	2,355	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2023 and 2022 was not significant.

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Gross carrying value	$95,120	95,120	95,120
Accumulated amortization	(63,250)	(53,519)	(42,861)
Net carrying value	$31,870	41,601	52,259
Aggregate amortization expense	$9,731	10,658	10,271
Estimated amortization expense for the years ending December 31,
2024	$8,815
2025	7,611
2026	6,561
2027	5,603
2028	2,168

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net carrying value at beginning of period	$985,393	985,393	514,013
Acquisitions and adjustments	—	—	471,380
Net carrying value at end of period	$985,393	985,393	985,393

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether a goodwill impairment will be recognized and the amount of the impairment. The Company performed its annual goodwill impairment test during the third quarter of 2023 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred during the fourth quarter of 2023 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2023. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2023 and 2022.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Carrying value at beginning of period	$13,488	12,839	8,976
Acquisitions	—	—	1,354
Additions	434	2,461	4,435
Amortization	(1,388)	(1,812)	(1,926)
Carrying value at end of period	$12,534	13,488	12,839
Principal balances of loans serviced for others	$1,570,834	1,661,294	1,639,058
Fair value of servicing rights	$18,000	19,716	16,938

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

(Dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Loans receivable	$136,527	134,603
Accrued interest receivable	376	370
Other assets	48,924	48,136
Total assets	$185,827	183,109
Liabilities
Other borrowed funds	$56,578	49,089
Accrued interest payable	242	274
Other liabilities	182	179
Total liabilities	$57,002	49,542

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $83,962,000 and $72,918,000 as of December 31, 2023 and 2022, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2023, 2022 and 2021. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2023 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2024	$55,849
2025	34,066
2026	10,661
2027	355
2028	287
Thereafter	2,337
Total	$103,555

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

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amortization expense	$15,178	11,360	8,671
Tax credits and other tax benefits recognized	19,908	15,389	12,264

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
Note 8. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2023 and 2022 were $1,227,607,000 and $243,219,000, respectively.

The scheduled maturities of time deposits are as follows and includes $0 of whole sale deposits as of December 31, 2023:

(Dollars in thousands)	Amount
Years ending December 31,
2024	$2,712,004
2025	138,299
2026	33,770
2027	18,684
2028	12,636
Thereafter	—
$2,915,393

The Company reclassified $8,242,000 and $8,737,000 of overdraft demand deposits to loans as of December 31, 2023 and 2022, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2023 and 2022 was $31,706,000 and $37,046,000, respectively.

Note 9. Borrowings

The Company’s repurchase agreements totaled $1,486,850,000 and $945,916,000 at December 31, 2023 and 2022, respectively, and are secured by debt securities with carrying values of $1,800,829,000 and $1,378,962,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2023	December 31, 2022
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
U.S. government and federal agency	$113,509	—
Residential mortgage-backed securities	1,306,047	945,916
Commercial mortgage-backed securities	67,294	—
Total	$1,486,850	945,916

FHLB advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. There were no borrowings from FHLB at December 31, 2023. The Company had FHLB borrowings of $1,800,000,000 at December 31, 2022, with scheduled maturities within one year and a weighted fixed rate of 4.54%.

FRB term borrowings are collateralized by debt securities. At December 31, 2023, the Company had $2,740,000,000, with scheduled maturities of March 2024 and a weighted fixed rate of 4.38%. The FRB term borrowings will mature in March of 2024 and in anticipation of the maturity, the Company committed to borrow $1,800,000,000 in FHLB advances which will fund the majority of the

FRB term borrowing. The FHLB committed funds will mature between March of 2025 and March of 2026 at a weighted rate of 4.75%.

The Company’s other borrowings consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2023, the Company had $565,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

The Company has entered into borrowing transactions with its related parties in connection with the certain variable interest entities. The aggregate amount of borrowings with such related parties was $10,251,000 at December 31, 2023 and 2022.

Note 10. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2023		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate [1]
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,647	8.945%	3 month CME Term SOFR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,676	8.872%	3 month CME Term SOFR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	8.405%	3 month CME Term SOFR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	8.289%	3 month CME Term SOFR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	6.945%	3 month CME Term SOFR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	7.216%	3 month CME Term SOFR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	2,112	7.459%	3 month CME Term SOFR plus 1.82%	03/01/2037
FNB (UT) Statutory Trust I	4,124	8.722%	3 month CME Term SOFR plus 3.10%	06/26/2033
FNB (UT) Statutory Trust II	1,825	7.366%	3 month CME Term SOFR plus 1.72%	12/15/2036
Total subordinated debentures owed to trust subsidiaries	$132,943
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

Note 11. Derivatives and Hedging Activities

Cash Flow Hedges
Interest Rate Cap Derivatives. During 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the year ended December 31, 2023. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent. The variable rate is based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At December 31, 2023, and 2022 the interest rate caps had a fair value of $4,990,000 and $7,757,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $168,000 and $168,000, respectively, and was reported as a component of interest expense on subordinated debentures for the years ended December 31, 2023, and 2022, respectively.

The effect of cash flow hedge accounting on OCI for the periods ending December 31, 2023, 2022, and 2021 was as follows:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amount of gain recognized in OCI	$2,006	7,809	901
Amount of gain reclassified from OCI to interest expense	4,605	817	—

Fair Value Hedges
Interest Rate Swap Agreements - During 2023, the Company entered into fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract, without the exchange of the underlying notional value.

The following tables present the notional and estimated fair value amount of derivative positions outstanding at December 31, 2023:

				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$—	$17,988	2.1 years	SOFR	4.63%

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2023:

(Dollars in thousands)	Amortized cost of the Hedged Assets/Liabilities	Amortized Cost of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
Line item on the balance sheet	December 31, 2023	December 31, 2023
Investment securities available-for-sale	$3,807,239	$(17,988)

The effects of the fair value hedge relationships on the income statement during the the year ended December 31, 2023 were as follows:

		Years ended
(Dollars in thousands)	Location of Gain (Loss)	2023
Interest rate swap	Interest income on investment securities	$1,607
AFS debt securities	Interest income on investment securities	(1,607)

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2023 and 2022, loan commitments with interest rate lock commitments totaled $22,738,000 and $28,910,000, respectively. At December 31, 2023 and 2022, the fair value of the related derivatives on the interest rate lock commitments was $604,000 and $362,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At December 31, 2023 and 2022, TBA commitments were $22,000,000 and $21,000,000, respectively. At December 31, 2023 and 2022, the fair value of the related derivatives on the TBA securities was $350,000 and $188,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 12. Regulatory Capital

The Federal Reserve adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The guidelines require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include accumulated other comprehensive income. As of December 31, 2023, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2023 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,724,988	14.61%	$1,492,211	8.00%	N/A	N/A
Glacier Bank	2,621,674	14.07%	1,490,668	8.00%	$1,863,335	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,397,716	12.85%	1,119,158	6.00%	N/A	N/A
Glacier Bank	2,424,902	13.01%	1,118,001	6.00%	1,490,668	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,397,716	12.85%	839,369	4.50%	N/A	N/A
Glacier Bank	2,424,902	13.00%	838,501	4.50%	1,211,168	6.50%
Tier 1 capital (to average assets)
Consolidated	2,397,716	8.71%	1,101,349	4.00%	N/A	N/A
Glacier Bank	2,424,902	8.81%	1,100,600	4.00%	1,375,750	5.00%

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,629,557	14.02%	$1,500,096	8.00%	N/A	N/A
Glacier Bank	2,544,147	13.58%	1,498,264	8.00%	$1,872,830	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,314,322	12.34%	1,125,072	6.00%	N/A	N/A
Glacier Bank	2,359,412	12.60%	1,123,698	6.00%	1,498,264	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,314,322	12.34%	843,804	4.50%	N/A	N/A
Glacier Bank	2,359,412	12.60%	842,774	4.50%	1,217,340	6.50%
Tier 1 capital (to average assets)
Consolidated	2,314,322	8.79%	1,053,214	4.00%	N/A	N/A
Glacier Bank	2,359,412	8.97%	1,052,136	4.00%	1,315,169	5.00%
______________________________
N/A - Not applicable

Note 13. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and performance awards. At December 31, 2023, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 1,472,284.

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

Compensation expense related to restricted stock units for the years ended December 31, 2023, 2022 and 2021 was $7,895,000, $6,756,000 and $5,342,000, respectively, and the recognized income tax benefit related to this expense was $1,976,000, $1,707,000 and $1,350,000, respectively. As of December 31, 2023, total unrecognized compensation expense of $8,211,000 related to restricted stock units is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $7,410,000, $5,624,000 and $4,535,000, respectively, and the income tax benefit related to these awards was $1,691,000, $1,585,000 and $1,369,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	258,199	$51.89
Granted	172,707	47.24
Vested	(148,809)	49.79
Forfeited	(5,114)	50.26
Non-vested at December 31, 2023	276,983	50.14

The average remaining contractual term on non-vested restricted stock units at December 31, 2023 is 0.9 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2023 was $11,445,000.

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

Profit Sharing and 401(k) Plan
The Company’s Profit Sharing and 401(k) Plan have safe harbor and employer discretionary components. To be eligible to participate in the plan, an employee must be at least 18 years of age and employed for a full three months. Employees are eligible to participate in the 401(k) plan the first day of the month once they have met the eligibility requirements. To be considered eligible for the employer discretionary contribution of the profit sharing plan, an employee must be 18 years of age, worked one full calendar quarter, worked 501 hours in the plan year and be employed as of the last day of the plan year. Participants are at all times fully vested in all contributions.

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2023, 2022, and 2021 was $13,409,000, $23,588,000 and $20,421,000, respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) plan for the years ended December 31, 2023, 2022 and 2021 was $6,074,000, $6,247,000, and $5,267,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, eligible employees and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2023 and 2022, the liability related to the plans was $11,014,000 and $9,159,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $1,860,000, $1,317,000, and $1,137,000, for the years ending December 31, 2023, 2022, and 2021, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2023, 2022, and 2021 for the plans was $374,000, $443,000 and $470,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2023 and 2022, the liability related to the acquired plans was $17,931,000 and $18,415,000, respectively, and was included in other liabilities. Total expense for the years ended December 31, 2023, 2022, and 2021 for the acquired plans was $1,062,000, $1,444,000 and $1,094,000, respectively.

Supplemental Executive Retirement Plan
The Company has SERP which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2023 and 2022, the liability related to the SERP was $5,483,000 and $4,665,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2023, 2022 and 2021 was $643,000, $950,000, and $858,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2023, 2022, and 2021 for the SERP was $267,000, $159,000, and $164,000, respectively.

Note 15. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Consulting and outside services	$16,947	15,719	11,297
Debit card expenses	12,189	9,317	5,722
Loan expenses	8,135	7,688	7,438
VIE amortization and other expenses	7,333	7,229	6,323
Employee expenses	6,227	5,811	3,527
Telephone	6,109	6,577	5,631
Business development	5,630	5,893	5,250
Postage	4,300	4,095	3,681
Printing and supplies	3,130	4,026	3,334
Checking and operating expenses	2,781	2,284	2,020
Accounting and audit fees	1,956	2,005	1,538
Legal fees	1,490	2,210	1,391
Mergers and acquisition expenses	1,300	9,957	9,830
Loss (gain) on dispositions of fixed assets	160	(3,047)	(950)
Other	9,301	7,754	4,577
Total other expenses	$86,988	87,518	70,609

Note 16. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Current
Federal	$27,626	42,951	51,180
State	16,548	21,950	22,596
Total current income tax expense	44,174	64,901	73,776
Deferred [1]
Federal	404	1,712	(7,151)
State	103	465	(1,944)
Total deferred income tax expense (benefit)	507	2,177	(9,095)
Total income tax expense	$44,681	67,078	64,681
______________________________
1 Includes tax benefit of operating loss carryforwards of $313,000, $315,000, and $315,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	4.9%	4.8%	4.7%
Tax-exempt interest income	(4.3%)	(4.4%)	(4.2%)
Tax credits	(5.6%)	(2.8%)	(4.8%)
Other, net	0.7%	(0.5%)	1.8%
Effective income tax rate	16.7%	18.1%	18.5%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Available-for-sale debt securities	$124,533	157,381
Allowance for credit losses	53,074	52,445
Operating lease liabilities	11,093	11,871
Employee benefits	9,465	11,024
Deferred compensation	8,690	8,211
Interest rate swaps	4,502	—
Acquisition fair market value adjustments	3,606	4,932
Transferred debt securities	1,601	3,017
Net operating loss carryforwards	919	1,253
Other	4,112	2,376
Total gross deferred tax assets	221,595	252,510
Deferred tax liabilities
Depreciation of premises and equipment	(17,728)	(17,091)
Operating lease ROU assets	(10,207)	(11,004)
Deferred loan costs	(10,103)	(10,083)
Intangibles	(6,014)	(8,212)
Debt securities fair value hedge	(4,502)	—
Mortgage servicing rights	(3,137)	(3,408)
Other	(10,834)	(9,525)
Total gross deferred tax liabilities	(62,525)	(59,323)
Net deferred tax asset	$159,070	193,187

The Company has federal net operating loss carryforwards of $2,843,000 expiring between 2024 and 2036. The Company has Colorado net operating loss carryforwards of $7,993,000 expiring between 2026 and 2037. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns for the federal jurisdiction and several states that require consolidated income tax returns. Wyoming, Washington and Nevada do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2023:

Years ended December 31,
Federal	2010, 2011, 2012, 2013, 2016, 2020, 2021 and 2022
Colorado	2009, 2010, 2011, 2012, 2019, 2020, 2021 and 2022
Arizona, California, Kentucky, Michigan, Minnesota, New Jersey, Texas, & Wisconsin	2019, 2020, 2021 and 2022
Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Montana, New York, North Carolina, North Dakota, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, & Virginia	2020, 2021 and 2022
Hawaii, New Hampshire, New Mexico, Oklahoma	2021 and 2022

The Company had no unrecognized income tax benefits as of December 31, 2023 and 2022. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2023, 2022, and 2021 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2023 and 2022.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2023 and 2022. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 17. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2021	$143,443	(353)	143,090
Other comprehensive (loss) income before reclassifications	(113,161)	674	(112,487)

Reclassification adjustments for gains and transfers included in net income	(590)	—	(590)
Reclassification adjustments for amortization included in net income for transferred securities	(2,654)	—	(2,654)
Net current period other comprehensive (loss) income	(116,405)	674	(115,731)
Balance at December 31, 2021	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(502,611)	5,836	(496,775)
Reclassification adjustments for gains and transfers included in net income	(999)	(611)	(1,610)
Reclassification adjustments for amortization included in net income for transferred securities	2,234	—	2,234
Net current period other comprehensive (loss) income	(501,376)	5,225	(496,151)
Balance at December 31, 2022	$(474,338)	5,546	(468,792)
Other comprehensive income before reclassifications	92,391	1,521	93,912
Reclassification adjustments for gains and transfers included in net income	24	(3,452)	(3,428)
Reclassifications adjustments for amortization included in net income for transferred securities	4,195	—	4,195
Net current period other comprehensive income (loss)	96,610	(1,931)	94,679
Balance at December 31, 2023	$(377,728)	3,615	(374,113)

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Net income available to common stockholders, basic and diluted	$222,927	303,202	284,757
Average outstanding shares - basic	110,864,501	110,757,473	99,313,255
Add: dilutive restricted stock units and stock options	25,946	70,460	84,995
Average outstanding shares - diluted	110,890,447	110,827,933	99,398,250
Basic earnings per share	$2.01	2.74	2.87
Diluted earnings per share	$2.01	2.74	2.86
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	223,626	8,642	194
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 19. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash on hand and in banks	$15,499	18,491
Interest bearing cash deposits	85,319	57,193
Cash and cash equivalents	100,818	75,684
Other assets	18,206	26,864
Investment in subsidiaries	3,043,852	2,882,849
Total assets	$3,162,876	2,985,397
Liabilities and Stockholders’ Equity
Dividends payable	$579	540
Subordinated debentures	132,943	132,782
Other liabilities	9,073	8,770
Total liabilities	142,595	142,092
Common stock	1,109	1,108
Paid-in capital	2,350,104	2,344,005
Retained earnings	1,043,181	966,984
Accumulated other comprehensive loss	(374,113)	(468,792)
Total stockholders’ equity	3,020,281	2,843,305
Total liabilities and stockholders’ equity	$3,162,876	2,985,397

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Income
Dividends from subsidiaries	$175,000	123,000	207,000
Intercompany charges for services	2,271	2,880	2,654
Other income	1,444	401	500
Total income	178,715	126,281	210,154
Expenses
Compensation and employee benefits	6,552	7,003	6,516
Other operating expenses	11,167	10,247	13,624
Total expenses	17,719	17,250	20,140
Income before income tax benefit and equity in undistributed net income of subsidiaries	160,996	109,031	190,014
Income tax benefit	3,096	2,913	3,407
Income before equity in undistributed net income of subsidiaries	164,092	111,944	193,421
Equity in undistributed net income of subsidiaries	58,835	191,258	91,336
Net Income	$222,927	303,202	284,757
Comprehensive Income (Loss)	$317,606	(192,949)	169,026

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating Activities
Net income	$222,927	303,202	284,757
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income in excess of dividends distributed	(58,835)	(191,258)	(91,336)
Stock-based compensation, net of tax benefits	1,742	1,685	1,628
Net change in other assets and other liabilities	7,788	1,794	(7,245)
Net cash provided by operating activities	173,622	115,423	187,804
Investing Activities
Net additions of premises and equipment	(3)	(4)	(13)
Proceeds from sale of marketable equity securities	—	63	186
Equity received from subsidiaries	—	—	248
Net cash (used in) provided by investing activities	(3)	59	421
Financing Activities
Net decrease in other borrowed funds	—	—	(7,500)
Cash dividends paid	(146,690)	(157,540)	(145,557)
Tax withholding payments for stock-based compensation	(1,795)	(1,704)	(1,553)
Proceeds from stock option exercises	—	140	265
Net cash used in financing activities	(148,485)	(159,104)	(154,345)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,134	(43,622)	33,880
Cash, cash equivalents and restricted cash at beginning of period	75,684	119,306	85,426
Cash, cash equivalents and restricted cash at end of period	$100,818	75,684	119,306

Note 20. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2023
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$231,888	247,365	264,906	273,496
Interest expense	45,696	75,385	97,852	107,040
Net interest income	186,192	171,980	167,054	166,456
Provision for credit losses	5,470	2,773	3,539	3,013
Net interest income after provision for credit losses	180,722	169,207	163,515	163,443
Non-interest income	27,895	29,079	30,240	30,865
Non-interest expense	134,982	130,604	129,576	132,196
Income before income taxes	73,635	67,682	64,179	62,112
Federal and state income tax expense	12,424	12,727	11,734	7,796
Net income	$61,211	54,955	52,445	54,316
Basic earnings per share	$0.55	0.50	0.47	0.49
Diluted earnings per share	$0.55	0.50	0.47	0.49

	Quarters ended 2022
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$190,516	199,637	214,402	225,085
Interest expense	4,961	6,199	9,075	21,026
Net interest income	185,555	193,438	205,327	204,059
Provision for credit losses	7,031	(1,533)	8,341	6,124
Net interest income after provision for credit losses	178,524	194,971	196,986	197,935
Non-interest income	33,563	28,280	30,406	28,483
Non-interest expense	130,308	129,521	130,060	128,979
Income before income taxes	81,779	93,730	97,332	97,439
Federal and state income tax expense	13,984	17,338	17,994	17,762
Net income	$67,795	76,392	79,338	79,677
Basic earnings per share	$0.61	0.69	0.72	0.72
Diluted earnings per share	$0.61	0.69	0.72	0.72

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2023, 2022, and 2021.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2023.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $264,000, net gains of $1,427,000 and net gains of $5,496,000 for the years ended December 31, 2023, 2022 and 2021, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Interest rate swap derivative financial instruments. Fair value estimates for interest rate swap derivative financial instruments were based upon the estimated amounts to settle the contracts considering current interest rates and were calculated using discounted cash flows. The inputs used to determine fair value included the compounded overnight SOFR rate to estimate variable rate cash inflows and the overnight SOFR swap rate to estimate the discount rate. The estimated variable rate cash inflows were compared to the fixed rate outflows and such difference was discounted to a present value to estimate the fair value of the interest rate swaps. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy. The Company also obtained and compared the reasonableness of the pricing from independent third party valuations.

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$455,347	—	455,347	—
U.S. government sponsored enterprises	299,219	—	299,219	—
State and local governments	98,932	—	98,932	—
Corporate bonds	26,253	—	26,253	—
Residential mortgage-backed securities	2,811,263	—	2,811,263	—
Commercial mortgage-backed securities	1,094,705	—	1,094,705	—
Loans held for sale, at fair value	15,691	—	15,691	—
Interest rate caps	4,990	—	4,990	—
Interest rate locks	604	—	604	—
Total assets measured at fair value on a recurring basis	$4,807,004	—	4,807,004	—
TBA hedge	$350	—	350	—
Interest rate Swap	17,988	—	17,988	—
Total liabilities measured at fair value on a recurring basis	$18,338	—	18,338	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$444,727	—	444,727	—
U.S. government sponsored enterprises	287,364	—	287,364	—
State and local governments	132,993	—	132,993	—
Corporate bonds	26,109	—	26,109	—
Residential mortgage-backed securities	3,267,341	—	3,267,341	—
Commercial mortgage-backed securities	1,148,773	—	1,148,773	—
Loans held for sale, at fair value	12,314	—	12,314	—
Interest rate caps	7,757	—	7,757	—
Interest rate locks	362	—	362	—
Total assets measured at fair value on a recurring basis	$5,327,740	—	5,327,740	—
TBA hedge	$188	—	188	—
Total liabilities measured at fair value on a recurring basis	$188	—	188	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2023.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$166	—	—	166
Collateral-dependent impaired loans, net of ACL	1,332	—	—	1,332
Total assets measured at fair value on a non-recurring basis	$1,498	—	—	1,498

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	1,360	—	—	1,360
Total assets measured at fair value on a non-recurring basis	$1,360	—	—	1,360

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,258	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	74	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
$1,332

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,329	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	31	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
			Adjustment to comparables	0.0% - 0.0% (0.0%)
$1,360
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended December 31, 2023.

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

FRB borrowing: fair value of borrowings through the FRB is estimated based on borrowing rates currently available to the Company through the FRB Bank Term Funding facility with similar terms and maturities

Repurchase agreements and other borrowed funds: fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,354,342	1,354,342	—	—
Debt securities, held-to-maturity	3,502,411	—	3,180,194	—
Loans receivable, net of ACL	16,005,325	—	—	16,133,681
Total financial assets	$20,862,078	1,354,342	3,180,194	16,133,681
Financial liabilities
Term deposits	$2,915,393	—	2,955,521	—
FRB Bank Term Funding	2,740,000	—	2,738,031	—
Repurchase agreements and other borrowed funds	1,568,545	—	1,568,545	—
Subordinated debentures	132,943	—	119,768	—
Total financial liabilities	$7,356,881	—	7,381,865	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$401,995	401,995	—	—
Debt securities, held-to-maturity	3,715,052	—	3,274,792	—
Loans receivable, net of ACL	15,064,529	—	—	14,806,354
Total financial assets	$19,181,576	401,995	3,274,792	14,806,354
Financial liabilities
Term deposits	$880,589	—	874,850	—
FHLB advances	1,800,000	—	1,799,936	—
Repurchase agreements and other borrowed funds	1,023,209	—	1,023,209	—
Subordinated debentures	132,782	—	122,549	—
Total financial liabilities	$3,836,580	—	3,820,544	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Unused lines of credit	$4,079,511	4,740,829
Letters of credit	82,827	88,889
Total outstanding commitments	$4,162,338	4,829,718

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 23. Subsequent Event

Effective January 31, 2024, the Company completed the acquisition of Community Financial Group, Inc. (“CFGW”) and its wholly-owned subsidiary, Wheatland Bank, a community bank based in Spokane, Washington (collectively, “CFGW”). The acquisition resulted in the Company issuing 2,389,684 shares of its common stock. CFGW provides banking services to individuals and businesses throughout Washington with locations in Spokane, Ellensburg, Quincy, Moses Lake, Odessa, Ritzville, Yakima, Pasco, Chelan, Wenatchee, Spokane Valley, Davenport, and Wilbur. As of Janaury 31, 2024, CFGW had total assets of $728,591,000, gross loans of $464,070,000 and total deposits of $611,664,000. The Wheatland Bank operations will be combined with the North Cascades Bank division and the combined operations will begin to operate under the name Wheatland Bank in the second quarter of 2024.

On February 12, 2024, the Company announced the signing of a definitive agreement between the Bank and HTLF Bank pursuant to which the Bank will acquire six Montana branch locations of the Rocky Mountain Bank Division of HTLF Bank. The acquisition is subject to required regulatory approvals and other customary conditions of closing and is anticipated to be completed in the third quarter of 2024. Upon closing of the transaction, the branches will join existing divisions of the Bank operating in Montana.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

FORVIS, LLP, Denver, Colorado, (U.S. PCAOB Auditor Firm ID 686), the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2023, has issued an attestation report on the Company’s internal control over financial reporting. Such attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2024 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the Section “Delinquent Section 16(a) Reports of the Company’s Proxy Statement and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the headings “Voting Securities and Principal Holders Thereof,” and “Equity Compensation Plan Information” of the Company’s Proxy Statement and is incorporated herein by reference.

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
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(a) [1]	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Form 10-Q filed on August 2, 2022.
3(b) [1]	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on May 4, 2021.
4(a) [1]	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Filed as Exhibit 4(a) to Form 10-Q filed on August 2, 2022.
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Share Units Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 10(f) to Form 10-K filed on February 23, 2022.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	Columbine Capital Corp. 2011 Executive Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-224223) filed on April 10, 2018.
10(i) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(j) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(k) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(l) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Don J. Chery. Filed as Exhibit 10.3 to Form 10-Q filed on May 1, 2018.
10(m) [1,2]	Form of Amendment to Employment Agreements of Randall M. Chesler, Ron J. Copher and Don J. Chery, effective February 19, 2020. Filed as Exhibit 10(m) to Form 10-K filed on February 21, 2020.
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23 [3]	Consent of FORVIS, LLP
31.1 [3]	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [3]	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [3]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
97.1	Clawback Policy

Exhibit No.	Description

101.INS [3]	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH [3]	XBRL Taxonomy Extension Schema Document
101.CAL [3]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [3]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [3]	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE [3]	XBRL Taxonomy Extension Presentation Linkbase Document
104 [3]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
1 Exhibit has been previously filed with the United States Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
2 Compensatory Plan or Arrangement
3 Exhibit omitted from the 2024 Annual Report to Shareholders.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2024.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

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