Form 10-Q
period 2024-03-31
GLACIER BANCORP, INC.
filed 2024-05-07
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 14, 2024 was 113,388,590. No preferred shares are issued or outstanding.

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
CFGW – Community Financial Group, Inc.
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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity
Wheatland – Wheatland Bank

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
Assets
Cash on hand and in banks	$232,064	246,525
Interest bearing cash deposits	556,596	1,107,817
Cash and cash equivalents	788,660	1,354,342
Debt securities, available-for-sale	4,629,073	4,785,719
Debt securities, held-to-maturity	3,451,583	3,502,411
Total debt securities	8,080,656	8,288,130
Loans held for sale, at fair value	27,035	15,691
Loans receivable	16,732,502	16,198,082
Allowance for credit losses	(198,779)	(192,757)
Loans receivable, net	16,533,723	16,005,325
Premises and equipment, net	443,273	421,791

Other real estate owned and foreclosed assets	891	1,503
Accrued interest receivable	106,063	94,526
Deferred tax asset	161,327	159,070
Core deposit intangible, net	46,046	31,870
Goodwill	1,023,762	985,393
Non-marketable equity securities	111,129	12,755
Bank-owned life insurance	186,625	171,101
Other assets	312,980	201,132
Total assets	$27,822,170	27,742,629
Liabilities
Non-interest bearing deposits	$6,055,069	6,022,980
Interest bearing deposits	14,372,454	13,906,187
Securities sold under agreements to repurchase	1,540,008	1,486,850
Federal Home Loan Bank advances	2,140,157	—
FRB Bank Term Funding	—	2,740,000
Other borrowed funds	88,814	81,695
Subordinated debentures	132,984	132,943
Accrued interest payable	32,584	125,907
Other liabilities	349,393	225,786
Total liabilities	24,711,463	24,722,348
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively	1,134	1,109
Paid-in capital	2,443,584	2,350,104
Retained earnings - substantially restricted	1,038,294	1,043,181
Accumulated other comprehensive loss	(372,305)	(374,113)
Total stockholders’ equity	3,110,707	3,020,281
Total liabilities and stockholders’ equity	$27,822,170	27,742,629
Number of common stock shares issued and outstanding	113,388,590	110,888,942
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Interest Income
Investment securities	56,218	43,642
Residential real estate loans	20,764	15,838
Commercial loans	181,472	155,682
Consumer and other loans	20,948	16,726
Total interest income	279,402	231,888
Interest Expense
Deposits	67,196	12,545
Securities sold under agreements to repurchase	12,598	4,606
Federal Home Loan Bank advances	4,249	23,605
FRB Bank Term Funding	27,097	3,032
Other borrowed funds	344	496
Subordinated debentures	1,438	1,412
Total interest expense	112,922	45,696
Net Interest Income	166,480	186,192
Provision for credit losses	8,249	5,470
Net interest income after provision for credit losses	158,231	180,722
Non-Interest Income
Service charges and other fees	18,563	17,771
Miscellaneous loan fees and charges	4,362	3,967
Gain on sale of loans	3,362	2,400
Gain (loss) on sale of securities	16	(114)
Other income	3,686	3,871
Total non-interest income	29,989	27,895
Non-Interest Expense
Compensation and employee benefits	85,789	81,477
Occupancy and equipment	11,883	11,665
Advertising and promotions	3,983	4,235
Data processing	9,159	8,109
Other real estate owned and foreclosed assets	25	12
Regulatory assessments and insurance	7,761	4,903
Core deposit intangibles amortization	2,760	2,449
Other expenses	30,483	22,132
Total non-interest expense	151,843	134,982
Income Before Income Taxes	36,377	73,635
Federal and state income tax expense	3,750	12,424
Net Income	32,627	61,211
Basic earnings per share	0.29	0.55
Diluted earnings per share	0.29	0.55
Dividends declared per share	0.33	0.33
Average outstanding shares - basic	112,492,142	110,824,648
Average outstanding shares - diluted	112,554,402	110,881,708

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Net Income	$32,627	61,211
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains on available-for-sale securities	2,037	77,466
Reclassification adjustment for (gains) losses included in net income	(29)	31
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,008	1,881
Tax effect	(757)	(20,059)
Net of tax amount	2,259	59,319
Cash Flow Hedge:
Unrealized gains (losses) on derivatives used for cash flow hedges	657	(36)
Reclassification adjustment for gains included in net income	(1,260)	(974)
Tax effect	152	255
Net of tax amount	(451)	(755)
Total other comprehensive income, net of tax	1,808	58,564
Total Comprehensive Income	$34,435	119,775

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	61,211	—	61,211
Other comprehensive income	—	—	—	—	58,564	58,564
Cash dividends declared ($0.33 per share)	—	—	—	(36,686)	—	(36,686)
Stock issuances under stock incentive plans	90,933	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	510	—	—	510
Balance at March 31, 2023	110,868,713	$1,109	2,344,514	991,509	(410,228)	2,926,904
Balance at January 1, 2024	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	32,627	—	32,627
Other comprehensive income	—	—	—	—	1,808	1,808
Cash dividends declared ($0.33 per share)	—	—	—	(37,514)	—	(37,514)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	109,964	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,120	—	—	1,120
Balance at March 31, 2024	113,388,590	$1,134	2,443,584	1,038,294	(372,305)	3,110,707

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Operating Activities
Net income	$32,627	61,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,249	5,470
Net amortization of debt securities	3,210	3,098
Net amortization of purchase accounting adjustments and deferred loan fees and costs	436	(554)
Origination of loans held for sale	(111,561)	(79,714)
Proceeds from loans held for sale	104,592	115,825
Gain on sale of loans	(3,362)	(2,400)
(Gain) loss on sale of securities	(16)	114
Bank-owned life insurance income, net	(1,076)	(961)
Stock-based compensation, net of tax benefits	1,615	1,740
Depreciation and amortization of premises and equipment	7,092	6,812
Gain on sale and write-downs of other real estate owned, net	(91)	(1)
Amortization of core deposit intangibles	2,760	2,449
Amortization of investments in variable interest entities	7,425	5,633
Net increase in accrued interest receivable	(8,014)	(7,105)
Net decrease (increase) in other assets	2,356	(4,118)
Net (decrease) increase in accrued interest payable	(93,924)	4,637
Net decrease in other liabilities	(9,047)	(13,957)
Net cash (used in) provided by operating activities	(56,729)	98,179
Investing Activities
Sales of available-for-sale debt securities	160,558	29,972
Maturities, prepayments and calls of available-for-sale debt securities	166,314	153,048
Maturities, prepayments and calls of held-to-maturity debt securities	49,821	50,918
Principal collected on loans	755,069	750,400
Loan originations	(843,257)	(1,059,597)
Net additions to premises and equipment	(4,290)	(8,161)
Proceeds from sale of other real estate owned	720	10
Proceeds from redemption of non-marketable equity securities	12,383	559,201
Purchases of non-marketable equity securities	(106,892)	(500,600)
Proceeds from bank-owned life insurance	193	1,787
Investments in variable interest entities	(12,154)	(6,844)
Net cash received from acquisitions	30,903	—
Net cash provided by (used in) investing activities	209,368	(29,866)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Financing Activities
Net decrease in deposits	$(118,419)	(458,062)
Net increase in securities sold under agreements to repurchase	53,158	245,407
Net increase (decrease) in short-term Federal Home Loan Bank advances	281,657	(1,465,000)
Proceeds from short-term FRB Bank Term Funding advances	—	2,740,000
Repayments of short-term FRB Bank Term Funding	(2,740,000)	—
Proceeds from long-term Federal Home Loan Bank advances	1,800,000	—
Net increase (decrease) in other borrowed funds	6,967	(1,108)
Cash dividends paid	(314)	(292)
Tax withholding payments for stock-based compensation	(1,370)	(1,719)
Net cash (used in) provided by financing activities	(718,321)	1,059,226
Net (decrease) increase in cash, cash equivalents and restricted cash	(565,682)	1,127,539
Cash, cash equivalents and restricted cash at beginning of period	1,354,342	401,995
Cash, cash equivalents and restricted cash at end of period	$788,660	1,529,534
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$206,846	41,059
Cash paid during the period for income taxes	5	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to other real estate owned	$16	8
Right-of-use assets obtained in exchange for new lease liabilities	152	276
Equity investments obtained in exchange for delayed equity contributions	7,148	17,113
Dividends declared during the period but not paid	37,514	36,686
Acquisitions
Fair value of common stock shares issued	92,385	—
Cash consideration	771	—
Fair value of assets acquired	777,659	—
Liabilities assumed	684,503	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results anticipated for the year ending December 31, 2024. The condensed consolidated statement of financial condition of the Company as of December 31, 2023 has been derived from the audited consolidated statements of the Company as of that date.

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

On January 31, 2024, the Company completed the acquisition of Community Financial Group, Inc. and its wholly-owned subsidiary, Wheatland Bank (“Wheatland”), a community bank based in Spokane, Washington. The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information relating to mergers and acquisitions, see Note 14.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. The Company had $19,250,000 and $17,440,000 of restricted cash held as collateral for derivative contracts as of March 31, 2024 and December 31, 2023, respectively. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at March 31, 2024 was $0.

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

Modifications
On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Accounting Standard Codification (“ASC”) Subtopic 310-40, and enhanced the disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. The company identifies modifications to borrowers experiencing financial difficulty (“MBFD”) as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. The allowance for credit losses on a loans that are considered MBFD’s are measured using the same method as all other loans held for investment.

Prior to the adoption of this guidance, restructured loans were considered to be a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would have not otherwise considered. The allowance for credit losses on a TDR were measured using the same method as all other loans held for investment.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Provision for credit loss loans	$9,091	6,260
Provision for credit loss unfunded	(842)	(790)
Total provision for credit losses	$8,249	5,470

There was no provision for credit losses on debt securities for the three months ended March 31, 2024, and 2023, respectively.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in net premises and equipment as right-of-use (“ROU”) assets. The operating leases have other liabilities on the Company’s statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in other borrowed funds on the Company’s statements of financial condition. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude these leases from the Company’s statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

The Company tests goodwill for impairment at the reporting unit level annually during the third quarter. The Company has identified that each of the Bank divisions are reporting units (i.e., components of the Bank’s operating segment) given that each division has a separate management team that regularly reviews its respective division financial information; however, the reporting units are aggregated into a single reporting unit due to the reporting units having similar economic characteristics.

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

The Company also has an insignificant amount of equity securities that are included in other assets on the Company’s statements of financial condition. Equity securities with readily determinable fair values are measured at fair value and changes in fair value are recognized in other income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Federal Reserve Bank Term Funding Program
During the first quarter 2023, the FRB offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offered loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. The assets were valued at par for pledging purposes. The Company paid off the BTFP loans in the first quarter of 2024.

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

For additional information relating to the derivatives and hedging activity, see Note 9.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $22,151,000 and $20,879,000 for the three months ended March 31, 2024 and 2023, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2024 and December 31, 2023 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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
Accounting Guidance Adopted in 2024
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

ASU 2023-02 - Investments Equity Method and Joint Ventures. In March 2023, FASB amended Topic ASC 323 relating to accounting for investments in tax credit structures using the proportional amortization method. The amendments in this Update allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. Previously, the accounting standards limited the proportional amortization method to account for qualifying investment in low-income-housing tax credit structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the tax credits being presented net in the income statement as a component of income tax expense (benefit). The amendments in this Update permit an entity to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for public business entities beginning with the first interim and annual reporting periods after December 15, 2023. The Company adopted the amendments beginning January 1, 2024 for each tax credit program. The Company adjusted its processes and procedures related to the amendments and it did not have a material impact to the Company’s financial position and results of operations.

Accounting Guidance Pending Adoption in 2024
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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$484,765	9	(29,957)	454,817
U.S. government sponsored enterprises	329,392	—	(22,766)	306,626
State and local governments	101,090	74	(3,782)	97,382
Corporate bonds	14,881	—	(675)	14,206
Residential mortgage-backed securities	3,028,348	3	(350,700)	2,677,651
Commercial mortgage-backed securities	1,166,124	290	(88,023)	1,078,391
Total available-for-sale	$5,124,600	376	(495,903)	4,629,073
Held-to-maturity
U.S. government and federal agency	854,791	—	(71,911)	782,880
State and local governments	1,641,551	1,344	(205,613)	1,437,282
Residential mortgage-backed securities	955,241	—	(84,209)	871,032
Total held-to-maturity	3,451,583	1,344	(361,733)	3,091,194
Total debt securities	$8,576,183	1,720	(857,636)	7,720,267

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$485,005	11	(29,669)	455,347
U.S. government sponsored enterprises	321,993	—	(22,774)	299,219
State and local governments	101,903	302	(3,273)	98,932
Corporate bonds	27,007	2	(756)	26,253
Residential mortgage-backed securities	3,166,589	7	(355,333)	2,811,263
Commercial mortgage-backed securities	1,180,756	519	(86,570)	1,094,705
Total available-for-sale	$5,283,253	841	(498,375)	4,785,719
Held-to-maturity
U.S. government and federal agency	853,273	—	(65,472)	787,801
State and local governments	1,650,000	2,843	(181,192)	1,471,651
Residential mortgage-backed securities	999,138	—	(78,396)	920,742
Total held-to-maturity	3,502,411	2,843	(325,060)	3,180,194
Total debt securities	$8,785,664	3,684	(823,435)	7,965,913

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2024. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,544	11,527	5,212	5,194
Due after one year through five years	846,883	793,437	934,210	860,793
Due after five years through ten years	33,140	32,114	181,452	173,245
Due after ten years	38,561	35,953	1,375,468	1,180,930
	930,128	873,031	2,496,342	2,220,162
Mortgage-backed securities [1]	4,194,472	3,756,042	955,241	871,032
Total	$5,124,600	4,629,073	3,451,583	3,091,194
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Available-for-sale
Proceeds from sales and calls of debt securities	$173,268	31,279
Gross realized gains [1]	29	145
Gross realized losses [1]	—	(176)
Held-to-maturity
Proceeds from calls of debt securities	5,535	4,635
Gross realized gains [1]	—	8
Gross realized losses [1]	(13)	(91)
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

The following tables summarize available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of available-for-sale debt securities in an unrealized position is also disclosed.

	March 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	56	$2,512	(42)	449,659	(29,915)	452,171	(29,957)
U.S. government sponsored enterprises	16	6,931	(5)	299,695	(22,761)	306,626	(22,766)
State and local governments	99	14,909	(43)	64,440	(3,739)	79,349	(3,782)
Corporate bonds	2	—	—	13,362	(675)	13,362	(675)
Residential mortgage-backed securities	402	1,040	(28)	2,677,271	(350,672)	2,678,311	(350,700)
Commercial mortgage-backed securities	152	31,890	(1,685)	1,024,142	(86,338)	1,056,032	(88,023)
Total available-for-sale	727	$57,282	(1,803)	4,528,569	(494,100)	4,585,851	(495,903)

	December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$3,702	(56)	448,909	(29,613)	452,611	(29,669)
U.S. government sponsored enterprises	14	—	—	299,220	(22,774)	299,220	(22,774)
State and local governments	85	3,039	(2)	64,645	(3,271)	67,684	(3,273)
Corporate bonds	4	—	—	23,262	(756)	23,262	(756)
Residential mortgage-backed securities	402	1,430	(44)	2,809,482	(355,289)	2,810,912	(355,333)
Commercial mortgage-backed securities	151	21,232	(268)	1,034,183	(86,302)	1,055,415	(86,570)
Total available-for-sale	713	$29,403	(370)	4,679,701	(498,005)	4,709,104	(498,375)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at March 31, 2024 have unrealized losses as a percentage of book value of less than five percent. A substantial portion of such securities were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at March 31, 2024 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale debt securities totaled $9,315,000 and $9,319,000 at March 31, 2024, and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2024, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at March 31, 2024. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	March 31, 2024	December 31, 2023
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$422,288	427,918
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,180,187	1,182,894
S&P: A+, A, A- / Moody’s: A1, A2, A3	35,015	37,742
Not rated by either entity	4,061	1,446
Total municipal bonds held-to-maturity	$1,641,551	1,650,000

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at March 31, 2024 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of March 31, 2024 and December 31, 2023, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $21,685,000 and $16,990,000 at March 31, 2024 and December 31, 2023, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at March 31, 2024 or December 31, 2023.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Residential real estate	$1,752,514	1,704,544
Commercial real estate	10,672,269	10,303,306
Other commercial	3,030,608	2,901,863
Home equity	883,062	888,013
Other consumer	394,049	400,356
Loans receivable	16,732,502	16,198,082
Allowance for credit losses	(198,779)	(192,757)
Loans receivable, net	$16,533,723	16,005,325
Net deferred origination (fees) costs included in loans receivable	$(24,769)	(25,577)
Net purchase accounting (discounts) premiums included in loans receivable	$(25,755)	(13,802)
Accrued interest receivable on loans	$74,166	67,362

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2024.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	9,091	1,837	4,207	2,293	(764)	1,518
Charge-offs	(4,295)	—	—	(1,932)	(25)	(2,338)
Recoveries	1,223	4	19	539	22	639
Balance at end of period	$198,779	24,166	135,153	22,094	10,999	6,367

	Three Months ended March 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	6,260	293	4,704	(121)	(230)	1,614
Charge-offs	(3,293)	(5)	(347)	(772)	(4)	(2,165)
Recoveries	1,354	3	80	603	45	623
Balance at end of period	$186,604	19,974	130,253	21,164	10,570	4,643

During the three months ended March 31, 2024, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment is driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended March 31, 2024, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	March 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$35,185	8,920	12,559	7,082	3,395	3,229
Accruing loans 60-89 days past due	27,238	—	15,069	11,026	295	848
Accruing loans 90 days or more past due	3,796	1	2,683	891	172	49
Non-accrual loans with no ACL	20,650	2,728	13,956	1,552	1,788	626
Non-accrual loans with ACL	88	—	—	—	—	88
Total past due and non-accrual loans	86,957	11,649	44,267	20,551	5,650	4,840
Current loans receivable	16,645,545	1,740,865	10,628,002	3,010,057	877,412	389,209
Total loans receivable	$16,732,502	1,752,514	10,672,269	3,030,608	883,062	394,049

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$43,455	5,342	18,134	12,745	3,006	4,228
Accruing loans 60-89 days past due	6,512	729	2,439	774	1,527	1,043
Accruing loans 90 days or more past due	3,312	107	2,161	530	283	231
Non-accrual loans with no ACL	20,722	2,562	13,680	1,869	1,966	645
Non-accrual loans with ACL	94	—	—	7	—	87
Total past due and non-accrual loans	74,095	8,740	36,414	15,925	6,782	6,234
Current loans receivable	16,123,987	1,695,804	10,266,892	2,885,938	881,231	394,122
Total loans receivable	$16,198,082	1,704,544	10,303,306	2,901,863	888,013	400,356

The Company had $25,000 and $27,000 of interest reversed on non-accrual loans during the three months ended March 31, 2024 and March 31, 2023, respectively.
Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the three months ended March 31, 2024, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	March 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,056	—	4	11,052	—	—
Residential real estate	17,757	11,316	4,235	294	1,768	144
Other real estate	20,794	7	19,794	612	20	361
Other	528	—	—	14	—	514
Total	$50,135	11,323	24,033	11,972	1,788	1,019

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,236	—	6	3,230	—	—
Residential real estate	17,578	11,099	4,317	98	1,968	96
Other real estate	21,635	35	20,598	620	25	357
Other	595	—	—	15	—	580
Total	$43,044	11,134	24,921	3,963	1,993	1,033

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures, which changed the disclosures and classifications of loans previously considered TDRs. The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis at the end of the period of the loans modified to borrowers experiencing financial difficulty by segment:

	At or for the Three Months ended March 31, 2024
	Interest Rate Reduction		Term Extension and Payment Deferral		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$—	—%	$1,112	0.1%	$—	—%	$—	—%	$1,112
Commercial real estate	2,758	—%	13,978	0.1%	658	—%	30,525	0.3%	47,919
Other commercial	—	—%	16,185	0.5%	—	—%	1,587	0.1%	17,772
Home equity	—	—%	88	—%	—	—%	—	—%	88
Other consumer	—	—%	34	—%	—	—%	—	—%	34
Total	$2,758		$31,397		$658		$32,112		$66,925

	At or for the Three Months ended March 31, 2023
	Term Extension and Payment Deferral		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Commercial real estate	$4,981	—%	$—	—%	$35	—%	$5,016
Other commercial	1,568	0.1%	—	—%	25	—%	1,593
Other consumer	18	—%	10	—%	—	—%	28
Total	$6,567		$10		$60		$6,637

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended March 31, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Residential real estate	—%	1.7 years	—
Commercial real estate	1.24%	4 months	—
Other commercial	—%	1.2 years	—
Home equity	—%	9 months	—
Other consumer	—%	1 month	—

At or for the Three Months ended March 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	2.11%	10 months	—
Other commercial	—%	6 months	—
Other consumer	—%	8 months	$10 thousand

Loans that were modified in the twelve months that had a payment default during the period had an ending balance $2,159,000 at March 31, 2024, and were included in commercial real estate loans. There were $2,753,000 and $5,361,000 of additional unfunded commitments on MBFDs outstanding at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Company had $0 and $98,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2024 and December 31, 2023, the Company had $0 and $0, respectively, of OREO secured by residential real estate properties.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	March 31, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$1,112	1,112	—	—	—
Commercial real estate	47,919	44,210	—	—	3,709
Other commercial	17,772	17,184	32	—	556
Home equity	88	—	—	—	88
Other consumer	34	34	—	—	—
Total	$66,925	62,540	32	—	4,353

	March 31, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$5,016	1,446	3,570	—	—
Other commercial	1,593	1,379	193	21	—
Other consumer	28	28	—	—	—
Total	$6,637	2,853	3,763	21	—

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

	March 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024 (year-to-date)	$—	375,228	346,700	525	28,003	—
2023	—	1,309,692	1,306,800	2,490	402	—
2022	—	2,576,908	2,545,228	18,967	12,713	—
2021	—	2,234,493	2,201,926	21,305	11,262	—
2020	—	1,129,734	1,118,991	4,627	6,116	—
Prior	—	2,758,200	2,681,056	12,565	64,548	31
Revolving loans	—	288,014	285,967	198	847	1,002
Total	$—	10,672,269	10,486,668	60,677	123,891	1,033
Other commercial loans
Term loans by origination year
2024 (year-to-date)	$1,448	72,882	72,804	32	19	27
2023	—	376,046	374,248	217	1,581	—
2022	48	564,827	559,005	1,364	4,457	1
2021	311	522,039	509,608	10,216	2,213	2
2020	76	236,089	229,213	1,926	4,948	2
Prior	49	581,118	556,228	—	24,881	9
Revolving loans	—	677,607	661,798	2,501	12,817	491
Total	$1,932	3,030,608	2,962,904	16,256	50,916	532

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023	$889	$1,316,100	1,313,446	97	2,557	—
2022	430	2,547,939	2,520,484	12,855	14,600	—
2021	145	2,200,677	2,178,153	19,782	2,742	—
2020	—	1,130,117	1,124,525	—	5,592	—
2019	—	691,810	656,203	1,104	34,503	—
Prior	616	2,129,808	2,053,011	18,818	57,948	31
Revolving loans	—	286,855	285,432	1	1,421	1
Total	$2,080	$10,303,306	10,131,254	52,657	119,363	32
Other commercial loans
Term loans by origination year
2023	$3,080	$369,059	367,337	—	1,603	119
2022	406	566,295	561,567	3,319	1,408	1
2021	—	531,558	519,151	10,187	2,218	2
2020	92	245,962	240,613	—	5,347	2
2019	—	145,828	141,336	—	4,490	2
Prior	313	448,619	443,400	—	5,219	—
Revolving loans	—	594,542	577,953	11,977	4,612	—
Total	$3,891	$2,901,863	2,851,357	25,483	24,897	126

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024 (year-to-date)	$—	19,177	19,177	—	—
2023	—	274,053	272,755	1,298	—
2022	—	680,095	675,305	4,790	—
2021	—	487,436	487,070	366	—
2020	—	97,272	97,094	178	—
Prior	—	194,211	189,194	2,288	2,729
Revolving loans	—	270	270	—	—
Total	$—	1,752,514	1,740,865	8,920	2,729
Home equity loans
Term loans by origination year
2024 (year-to-date)	$—	—	—	—	—
2023	15	80	80	—	—
2022	—	—	—	—	—
2021	—	132	132	—	—
2020	—	19	19	—	—
Prior	10	5,285	5,195	10	80
Revolving loans	—	877,546	871,986	3,680	1,880
Total	$25	883,062	877,412	3,690	1,960
Other consumer loans
Term loans by origination year
2024 (year-to-date)	$2,016	34,356	32,449	1,907	—
2023	95	120,609	120,230	244	135
2022	136	88,996	88,326	487	183
2021	30	57,852	57,040	658	154
2020	22	24,906	24,797	96	13
Prior	39	26,798	26,340	182	276
Revolving loans	—	40,532	40,027	503	2
Total	$2,338	394,049	389,209	4,077	763

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023	$—	$234,568	233,753	815	—
2022	5	673,782	671,196	2,586	—
2021	—	495,645	495,645	—	—
2020	—	99,199	99,199	—	—
2019	—	42,054	42,054	—	—
Prior	15	158,828	153,489	2,670	2,669
Revolving loans	—	468	468	—	—
Total	$20	$1,704,544	1,695,804	6,071	2,669
Home equity loans
Term loans by origination year
2023	$—	$—	—	—	—
2022	—	20	20	—	—
2021	48	—	—	—	—
2020	50	21	21	—	—
2019	—	178	178	—	—
Prior	31	5,492	5,277	11	204
Revolving loans	—	882,302	875,735	4,522	2,045
Total	$129	$888,013	881,231	4,533	2,249
Other consumer loans
Term loans by origination year
2023	$7,801	$139,295	137,035	2,079	181
2022	715	98,630	97,536	870	224
2021	170	62,961	62,107	805	49
2020	85	29,143	29,012	119	12
2019	73	12,335	12,279	43	13
Prior	131	17,314	16,664	173	477
Revolving loans	—	40,678	39,489	1,182	7
Total	$8,975	$400,356	394,122	5,271	963

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$31,413		31,222
Accumulated depreciation	(8,030)		(6,940)
Net ROU assets	$23,383	40,065	24,282	40,781
Lease liabilities	$24,335	43,706	25,116	44,319
Weighted-average remaining lease term	11 years	16 years	11 years	16 years
Weighted-average discount rate	3.6%	3.7%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	March 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,716	4,655
Maturing one year through two years	4,725	4,749
Maturing two years through three years	4,734	4,605
Maturing three years through four years	3,701	4,193
Maturing four years through five years	581	3,730
Thereafter	10,988	38,151
Total lease payments	29,445	60,083
Present value of lease payments
Short-term	3,911	3,134
Long-term	20,424	40,572
Total present value of lease payments	24,335	43,706
Difference between lease payments and present value of lease payments	$5,110	16,377

The components of lease expense consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Finance lease cost
Amortization of ROU assets	1,090	1,026
Interest on lease liabilities	224	244
Operating lease cost	1,318	1,496
Short-term lease cost	123	205
Variable lease cost	464	443
Sublease income	(10)	(13)
Total lease expense	3,209	3,401

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2024		March 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$224	824	244	926
Financing cash flows	948	N/A	861	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2024 and 2023 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Net carrying value at beginning of period	985,393	985,393
Acquisitions and adjustments	38,369	—
Net carrying value at end of period	1,023,762	985,393

The Company performed its annual goodwill impairment test during the third quarter of 2023 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2024 and December 31, 2023. For additional information relating to current year acquisitions, see Note 14.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Carrying value at beginning of period	$12,534	13,488
Additions	58	434
Amortization	(294)	(1,388)
Carrying value at end of period	$12,298	12,534
Principal balances of loans serviced for others	$1,550,129	1,570,834
Fair value of servicing rights	$17,933	18,000

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

(Dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Loans receivable	$147,353	136,527
Accrued interest receivable	587	376
Other assets	78,278	48,924
Total assets	$226,218	185,827
Liabilities
Other borrowed funds	$64,480	56,578
Accrued interest payable	467	242
Other liabilities	28,655	182
Total liabilities	$93,602	57,002

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $189,607,000 and $83,962,000 as of March 31, 2024 and December 31, 2023, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2024 and 2023. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at March 31, 2024 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2024	$50,773
2025	39,759
2026	10,661
2027	355
2028	287
Thereafter	2,337
Total	$104,172

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

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Amortization expense	$5,184	3,949
Tax credits and other tax benefits recognized	6,802	5,283

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	March 31, 2024	December 31, 2023
U.S. government and federal agency	$—	$113,509
Residential mortgage-backed securities	1,540,008	1,306,047
Commercial mortgage-backed securities	—	67,294
Total	$1,540,008	1,486,850

The repurchase agreements are secured by debt securities with carrying values of $1,834,904,000 and $1,800,829,000 at March 31, 2024 and December 31, 2023, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges

Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the three months ended March 31, 2024. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent. The variable rate is based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At March 31, 2024 and December 31, 2023, the interest rate caps had a fair value of $4,345,000 and $4,990,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $42,000 for the three months ended March 31, 2024 and 2023, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending March 31, 2024 and 2023 was as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Amount of gain recognized in OCI	$657	(36)
Amount of gain reclassified from OCI to net income	1,260	974

Fair Value Hedges

Interest Rate Swap Agreements. During 2023, the Company entered into fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract, without the exchange of the underlying notional value.

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

	March 31, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$1,067	$2,279	1.9 years	SOFR	4.63%

	December 31, 2023
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$—	$17,988	2.1 years	SOFR	4.63%

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Increase (Decrease) Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Investment securities available-for-sale	$3,678,606	$3,807,239	$1,212	$17,988

The effects of the fair value hedge relationships on the income statement were as follows:

		Three Months Ended
(Dollars in thousands)	Location of Gain (Loss)	March 31, 2024	March 31, 2023
Interest rate swap	Interest income on investment securities	$3,078	$—
AFS debt securities	Interest income on investment securities	(3,078)	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2024 and December 31, 2023, loan commitments with interest rate lock commitments totaled $58,076,000 and $22,738,000, respectively. At March 31, 2024 and December 31, 2023, the fair value of the related derivatives on the interest rate lock commitments was $1,032,000 and $604,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At March 31, 2024 and December 31, 2023, TBA commitments were $34,250,000 and $22,000,000, respectively. At March 31, 2024 and December 31, 2023, the fair value of the related derivatives on the TBA securities was $124,000 and $350,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Mergers and acquisition expenses	$5,725	352
Consulting and outside services	4,727	4,081
Debit card expenses	3,582	2,965
VIE amortization and other expenses	3,308	2,528
Loan expenses	2,299	1,707
Business development	1,648	1,361
Telephone	1,551	1,579
Checking and operating expenses	1,518	666
Employee expenses	1,432	1,295
Postage	1,246	1,118
Accounting and audit fees	822	1,024
Printing and supplies	721	844
Legal fees	423	325
(Gain) loss on dispositions of fixed assets	(1,035)	(15)
Other	2,516	2,302
Total other expenses	$30,483	22,132

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2023	$(474,338)	5,546	(468,792)
Other comprehensive income (loss) before reclassifications	57,890	(27)	57,863
Reclassification adjustments for gains and transfers included in net income	24	(728)	(704)
Reclassification adjustments for amortization included in net income for transferred securities	1,405	—	1,405
Net current period other comprehensive (loss) income	59,319	(755)	58,564
Balance at March 31, 2023	$(415,019)	4,791	(410,228)
Balance at January 1, 2024	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	1,527	493	2,020
Reclassification adjustments for gains and transfers included in net income	(22)	(944)	(966)
Reclassification adjustments for amortization included in net income for transferred securities	754	—	754
Net current period other comprehensive income (loss)	2,259	(451)	1,808
Balance at March 31, 2024	$(375,469)	3,164	(372,305)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Net income available to common stockholders, basic and diluted	$32,627	61,211
Average outstanding shares - basic	112,492,142	110,824,648
Add: dilutive restricted stock units and stock options	62,260	57,060
Average outstanding shares - diluted	112,554,402	110,881,708
Basic earnings per share	$0.29	0.55
Diluted earnings per share	$0.29	0.55
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	139,840	205,974
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2024 and 2023.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2024.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $46,000 and net gains of $119,000 for the three month periods ended March 31, 2024 and 2023, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$454,817	—	454,817	—
U.S. government sponsored enterprises	306,626	—	306,626	—
State and local governments	97,382	—	97,382	—
Corporate bonds	14,206	—	14,206	—
Residential mortgage-backed securities	2,677,651	—	2,677,651	—
Commercial mortgage-backed securities	1,078,391	—	1,078,391	—
Loans held for sale, at fair value	27,035	—	27,035	—
Interest rate caps	4,345	—	4,345	—
Interest rate locks	1,032	—	1,032	—
Interest rate swap	1,067	—	1,067	—
Total assets measured at fair value on a recurring basis	$4,662,552	—	4,662,552	—
TBA hedge	$124	—	124	—
Interest rate swap	2,279	—	2,279	—
Total liabilities measured at fair value on a recurring basis	$2,403	—	2,403	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$455,347	—	455,347	—
U.S. government sponsored enterprises	299,219	—	299,219	—
State and local governments	98,932	—	98,932	—
Corporate bonds	26,253	—	26,253	—
Residential mortgage-backed securities	2,811,263	—	2,811,263	—
Commercial mortgage-backed securities	1,094,705	—	1,094,705	—
Loans held for sale, at fair value	15,691	—	15,691	—
Interest rate caps	4,990	—	4,990	—
Interest rate locks	604	—	604	—
Total assets measured at fair value on a recurring basis	$4,807,004	—	4,807,004	—
TBA hedge	$350	—	350	—
Interest rate swap	17,988	—	17,988	—
Total liabilities measured at fair value on a recurring basis	$18,338	—	18,338	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2024.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,542	—	—	1,542
Total assets measured at fair value on a non-recurring basis	$1,542	—	—	1,542

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$166	—	—	166
Collateral-dependent impaired loans, net of ACL	1,332	—	—	1,332
Total assets measured at fair value on a non-recurring basis	$1,498	—	—	1,498

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2024	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,248	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	33	Sales comparison approach	Selling costs	10.0% - 20.0% (18.4%)
	261	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$1,542

	Fair Value December 31, 2023	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$166	Sales comparison approach	Selling costs	0.0% - 10.0% (8.1%)

Collateral-dependent impaired loans, net of ACL	$1,258	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	74	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
	$1,332
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended March 31, 2024.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$788,660	788,660	—	—
Debt securities, held-to-maturity	3,451,583	—	3,091,194	—
Loans receivable, net of ACL	16,533,723	—	—	16,545,822
Total financial assets	$20,773,966	788,660	3,091,194	16,545,822
Financial liabilities
Term deposits	$3,039,190	—	3,077,983	—
FHLB advances	2,140,157	—	2,135,901	—
Repurchase agreements and other borrowed funds	1,628,822	—	1,628,822	—
Subordinated debentures	132,984	—	121,821	—
Total financial liabilities	$6,941,153	—	6,964,527	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,354,342	1,354,342	—	—
Debt securities, held-to-maturity	3,502,411	—	3,180,194	—
Loans receivable, net of ACL	16,005,325	—	—	16,133,681
Total financial assets	$20,862,078	1,354,342	3,180,194	16,133,681
Financial liabilities
Term deposits	$2,915,393	—	2,955,521	—
FRB Bank Term Funding	2,740,000	—	2,738,031	—
Repurchase agreements and other borrowed funds	1,568,545	—	1,568,545	—
Subordinated debentures	132,943	—	119,768	—
Total financial liabilities	$7,356,881	—	7,381,865	—

Note 14. Mergers and Acquisitions

On January 31, 2024, the Company acquired 100% percent of the outstanding common stock of Community Financial Group, Inc. (“CFGW”) and its wholly-owned subsidiary, Wheatland Bank (“Wheatland”), a community bank based in Spokane, Washington. Wheatland provides banking services to individuals and businesses in Washington with locations in Chelan, Wenatchee, Ellensburg, Yakima, Quincy, Moses Lake, Pasco, Odessa, Davenport, Ritzville, Spokane, and Spokane Valley. Wheatland merged into the Bank and became a new bank division headquartered in Spokane and the Bank’s existing Washington-based division, North Cascades Bank, combined with the new Wheatland division. The preliminary value of the Wheatland acquisition was $93,156,000 and as part of the transaction, the Company issued 2,389,684 shares of its common stock and paid $771,000 in cash in exchange for all of Wheatland’s outstanding shares of common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the January 31, 2024 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Bank and Wheatland. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of Wheatland were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the acquisition date and the results of operations have been included in the Company’s consolidated statements of operations since that date. The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the Wheatland acquisition. The Company is continuing to obtain information to determine the fair values of assets acquired and liabilities assumed.

(Dollars in thousands)	Wheatland January 31, 2024
Fair value of consideration transferred
Fair value of Company shares issued	$92,385
Cash consideration	771
Total fair value of consideration transferred	93,156
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	31,674
Debt securities	187,183
Loans receivable, net of ACL	452,737
Core deposit intangible [1]	16,936
Accrued income and other assets	50,760
Total identifiable assets acquired	739,290
Liabilities assumed
Deposits	616,955
Borrowings	58,500
Accrued expenses and other liabilities	9,048
Total liabilities assumed	684,503
Total identifiable net assets	54,787
Goodwill recognized	$38,369
______________________________
1 The core deposit intangible for the acquisition was determined to have an estimated life of 10 years.

The preliminary fair values of the Wheatland assets acquired include loans with preliminary fair values of $452,740,000. The gross principal and contractual interest due under the Wheatland contracts was $468,882,000. The Company evaluated the loans at the acquisition date and determined there were PCD loans of $1,655,000 with an ACL of $3,000.

The Company incurred $5,575,000 of expenses in connection with the Wheatland acquisition during the three months ended March 31, 2024. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $5,841,000 and net loss was approximately $7,650,000 from January 31, 2024 to March 31, 2024. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland acquisition had occurred on January 1, 2023:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Net interest income and non-interest income	$198,925	220,927
Net income	30,602	62,358

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and anlaysis is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are based on assumptions that are subject to change. The following factors, among others, including additional factors identified in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and in the Company’s 2023 Annual Report on Form 10-K, could cause actual results to differ materially from the anticipated results:

•risks associated with lending and potential adverse changes in the credit quality of the Company’s loan portfolio;
•changes in monetary and fiscal policies, including interest rate policies of the Federal Reserve Board, which could adversely affect the Company’s net interest income and margin, the fair value of its financial instruments, profitability, and stockholders’ equity;
•legislative or regulatory changes, including increased FDIC insurance rates and assessments, changes in the review and regulation of bank mergers, or increased banking and consumer protection regulations, that may adversely affect the Company’s business and strategies;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Operating results
Net income	$32,627	54,316	61,211
Basic earnings per share	$0.29	0.49	0.55
Diluted earnings per share	$0.29	0.49	0.55
Dividends declared per share	$0.33	0.33	0.33
Market value per share
Closing	$40.28	41.32	42.01
High	$42.75	44.06	50.03
Low	$34.74	27.36	37.07
Selected ratios and other data
Number of common stock shares outstanding	113,388,590	110,888,942	110,868,713
Average outstanding shares - basic	112,492,142	110,884,496	110,824,648
Average outstanding shares - diluted	112,554,402	110,907,640	110,881,708
Return on average assets (annualized)	0.47%	0.77%	0.93%
Return on average equity (annualized)	4.25%	7.40%	8.54%
Efficiency ratio	74.41%	65.20%	60.39%
Loan to deposit ratio	82.04%	81.36%	77.09%
Number of full time equivalent employees	3,438	3,294	3,390
Number of locations	232	221	222
Number of ATMs	285	275	263

The Company reported net income of $32.6 million for the current quarter, a decrease of $28.6 million, or 47 percent, from the $61.2 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.29 per share, a decrease of 47 percent from the prior year first quarter diluted earnings per share of $0.55. The decrease in net income compared to the prior year first quarter was primarily due to the significant increase in funding costs over the year combined with the increased costs associated with the acquisition of Wheatland Bank. The current quarter included $5.7 million of acquisition-related expense and $6.1 million of credit loss expense from the acquisition of Wheatland Bank. Included in the current quarter non-interest expense was $1.5 million related to the FDIC increased loss estimates from the special assessment pursuant to a systemic risk determination.

On January 31, 2024, the Company’s completed the acquisition of Community Financial Group, Inc., the parent company of Wheatland Bank (collectively, “Wheatland”), headquartered in Spokane, Washington. Wheatland has 14 branches in eastern Washington and was combined with the North Cascades Bank division, with combined operations under the name Wheatland Bank, division of Glacier Bank. The Company’s results of operations and financial condition include the Wheatland acquisition beginning on the acquisition date.The following table discloses the preliminary fair value estimates of select classifications of assets and liabilities acquired:

Wheatland
(Dollars in thousands)	January 31, 2024
Total assets	$777,659
Debt securities	187,183
Loans receivable	450,403
Non-interest bearing deposits	277,651
Interest bearing deposits	339,304
Borrowings	58,500

During the current quarter, the Company announced the signing of a purchase and assumption agreement to purchase six Montana branches from the Rocky Mountain Bank division of HTLF. The branches will join Glacier Bank divisions operating in Montana. The branch acquisition is subject to regulatory approvals and other customary conditions of closing and is expected to be completed in the third quarter of 2024.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Cash and cash equivalents	$788,660	1,354,342	1,529,534	(565,682)	(740,874)
Debt securities, available-for-sale	4,629,073	4,785,719	5,198,313	(156,646)	(569,240)
Debt securities, held-to-maturity	3,451,583	3,502,411	3,664,393	(50,828)	(212,810)
Total debt securities	8,080,656	8,288,130	8,862,706	(207,474)	(782,050)
Loans receivable
Residential real estate	1,752,514	1,704,544	1,508,403	47,970	244,111
Commercial real estate	10,672,269	10,303,306	9,992,019	368,963	680,250
Other commercial	3,030,608	2,901,863	2,804,104	128,745	226,504
Home equity	883,062	888,013	829,844	(4,951)	53,218
Other consumer	394,049	400,356	384,242	(6,307)	9,807
Loans receivable	16,732,502	16,198,082	15,518,612	534,420	1,213,890
Allowance for credit losses	(198,779)	(192,757)	(186,604)	(6,022)	(12,175)
Loans receivable, net	16,533,723	16,005,325	15,332,008	528,398	1,201,715
Other assets	2,419,131	2,094,832	2,078,186	324,299	340,945
Total assets	$27,822,170	27,742,629	27,802,434	79,541	19,736

The $789 million cash balance at March 31, 2024 decreased $566 million during the current quarter as cash was utilized to partially fund the maturity of the Bank Term Funding Program (“BTFP”). Total debt securities of $8.081 billion at March 31, 2024 decreased $207 million during the current quarter and decreased $782 million, or 9 percent, from the prior year. Debt securities represented 29 percent of total assets at March 31, 2024 compared to 30 percent at December 31, 2023 and 32 percent at March 31, 2023.

The loan portfolio of $16.733 billion at March 31, 2024 increased $534 million, or 3 percent, during the current quarter and increased $1.214 billion, or 8 percent, from the prior year. Excluding the Wheatland acquisition, the loan portfolio increased $84.0 million, or 2 percent annualized, with the largest increase in commercial real estate, which increased $63.9 million, or 2 percent annualized. Excluding the Wheatland acquisition, the loan portfolio increased $763 million, or 5 percent, from the prior year first quarter with the largest increase in commercial real estate loans, which increased $375 million, or 4 percent.
Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Deposits
Non-interest bearing deposits	$6,055,069	6,022,980	7,001,241	32,089	(946,172)
NOW and DDA accounts	5,376,605	5,321,257	5,156,709	55,348	219,896
Savings accounts	2,949,908	2,833,887	2,985,351	116,021	(35,443)
Money market deposit accounts	3,002,942	2,831,624	3,429,123	171,318	(426,181)
Certificate accounts	3,039,190	2,915,393	1,155,494	123,797	1,883,696
Core deposits, total	20,423,714	19,925,141	19,727,918	498,573	695,796
Wholesale deposits	3,809	4,026	420,390	(217)	(416,581)
Deposits, total	20,427,523	19,929,167	20,148,308	498,356	279,215
Securities sold under agreements to repurchase	1,540,008	1,486,850	1,191,323	53,158	348,685
Federal Home Loan Bank advances	2,140,157	—	335,000	2,140,157	1,805,157
FRB Bank Term Funding	—	2,740,000	2,740,000	(2,740,000)	(2,740,000)
Other borrowed funds	88,814	81,695	76,185	7,119	12,629
Subordinated debentures	132,984	132,943	132,822	41	162
Other liabilities	381,977	351,693	251,892	30,284	130,085
Total liabilities	$24,711,463	24,722,348	24,875,530	(10,885)	(164,067)

Total deposits of $20.428 billion at March 31, 2024 increased $498 million, or 3 percent, during the current quarter and increased $279 million, or 1 percent, from the prior year first quarter. Excluding the Wheatland acquisition, total deposits decreased $119 million, or 1 percent, during the current quarter and decreased $338 million, or 2 percent, from the prior year first quarter. Non-interest bearing deposits represented 30 percent of total deposits at both March 31, 2024 and December 31, 2023 compared to 35 percent at March 31, 2023.

Upon maturity in the current quarter, the Company paid off its $2.740 billion BTFP borrowings with a combination of $2.140 billion in FHLB borrowings and cash, resulting in a net reduction of $600 million in borrowings. The FHLB borrowings of $2.140 billion at quarter end included $340 million of overnight borrowings and $1.800 billion in term borrowings that will mature between March of 2025 and March of 2026 at a weighted average rate of 4.75 percent and a FHLB dividend adjusted weighted average rate of 4.41 percent compared to 4.38 percent for the matured BTFP borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Common equity	$3,483,012	3,394,394	3,337,132	88,618	145,880
Accumulated other comprehensive income	(372,305)	(374,113)	(410,228)	1,808	37,923
Total stockholders’ equity	3,110,707	3,020,281	2,926,904	90,426	183,803
Goodwill and core deposit intangible, net	(1,069,808)	(1,017,263)	(1,024,545)	(52,545)	(45,263)
Tangible stockholders’ equity	$2,040,899	2,003,018	1,902,359	37,881	138,540

Stockholders’ equity to total assets	11.18%	10.89%	10.53%
Tangible stockholders’ equity to total tangible assets	7.63%	7.49%	7.10%
Book value per common share	$27.43	27.24	26.40	0.19	1.03
Tangible book value per common share	$18.00	18.06	17.16	(0.06)	0.84

Tangible stockholders’ equity of $2.041 billion at March 31, 2024 increased $37.9 million, or 2 percent, compared to the prior quarter and was primarily due to $92.4 million of Company common stock issued for the acquisition of Wheatland. The increase was partially offset by the increase in goodwill and core deposits associated the acquisition of Wheatland. Tangible book value per common share of $18.00 at the current quarter end decreased $0.06 per share, or 33 basis points, from the prior quarter and increased $0.84 per share, or 5 percent, from the prior year first quarter.

Cash Dividend
On March 27, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The current quarter dividend of $0.33 per share was consistent with the dividend declared in the prior quarter and the prior year first quarter. The dividend was payable April 18, 2024 to shareholders of record on April 9, 2024. The dividend was the Company’s 156th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital levels, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2024
Compared to December 31, 2023, and March 31, 2023

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Net interest income
Interest income	$279,402	273,496	231,888	5,906	47,514
Interest expense	112,922	107,040	45,696	5,882	67,226
Total net interest income	166,480	166,456	186,192	24	(19,712)
Non-interest income
Service charges and other fees	18,563	19,115	17,771	(552)	792
Miscellaneous loan fees and charges	4,362	4,484	3,967	(122)	395
Gain on sale of loans	3,362	2,228	2,400	1,134	962
Gain (loss) on sale of investments	16	1,712	(114)	(1,696)	130
Other income	3,686	3,326	3,871	360	(185)
Total non-interest income	29,989	30,865	27,895	(876)	2,094
Total income	$196,469	197,321	214,087	(852)	(17,618)
Net interest margin (tax-equivalent)	2.59%	2.56%	3.08%

Net Interest Income
The current quarter interest income of $279 million increased $5.9 million, or 2 percent, over the prior quarter and increased $47.5 million, or 20 percent, from the prior year first quarter. Both increases were primarily driven by the increase in the loan yields and the increase in average balances of the loan portfolio. The loan yield of 5.46 percent in the current quarter increased 12 basis points from the prior quarter loan yield of 5.34 percent and increased 44 basis points from the prior year first quarter loan yield of 5.02 percent.

The current quarter interest expense of $113 million increased $5.9 million, or 6 percent, over the prior quarter and increased $67.2 million, or 147 percent, over the prior year first quarter primarily the result of an increase in rates on deposits and borrowings. Core deposit cost (including non-interest bearing deposits) was 1.34 percent for the current quarter compared to 1.24 percent in the prior quarter and 0.23 percent for the prior year first quarter. The increase in core deposit costs during the current quarter of 10 basis points was the smallest increase since the fourth quarter of 2022. The total cost of funding (including non-interest bearing deposits) was 1.84 percent in the current quarter compared to 1.72 percent in the prior quarter and 0.79 percent in the prior year first quarter, which was the result of the increased deposit and borrowing rates.

The current quarter experienced an increase in the net interest margin for the first time since the third quarter of 2022. The Company’s net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 2.59 percent compared to 2.56 percent in the prior quarter and was primarily driven by the increase in loan yields outpacing the increase in deposit costs. Excluding the 3 basis points from discount accretion and the 1 basis point from recovery of non-accrual interest, the core net interest margin was 2.55 percent compared to 2.54 in the prior quarter and 3.07 percent in the prior year first quarter.

Non-interest Income
Non-interest income for the current quarter totaled $30.0 million, which was a decrease of $876 thousand, or 3 percent, over the prior quarter. Gain on the sale of residential loans of $3.4 million for the current quarter increased $1.1 million, or 51 percent, compared to the prior quarter and increased $962 thousand, or 40 percent, from the prior year first quarter. Included in the prior quarter gain on sale of securities was $1.7 million of gain on the sale of all of the Company’s Visa class B shares.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Compensation and employee benefits	$85,789	71,420	81,477	14,369	4,312
Occupancy and equipment	11,883	10,533	11,665	1,350	218
Advertising and promotions	3,983	3,410	4,235	573	(252)
Data processing	9,159	8,511	8,109	648	1,050
Other real estate owned	25	78	12	(53)	13
Regulatory assessments and insurance	7,761	12,435	4,903	(4,674)	2,858
Core deposit intangibles amortization	2,760	2,427	2,449	333	311
Other expenses	30,483	23,382	22,132	7,101	8,351
Total non-interest expense	$151,843	132,196	134,982	19,647	16,861

Total non-interest expense of $152 million for the current quarter increased $19.6 million, or 15 percent, over the prior quarter and increased $16.9 million, or 12 percent, over the prior year first quarter. In the prior quarter, the FDIC issued a special assessment for the estimated losses associated with the bank failures in March of 2023 of $6.0 million and FDIC loss estimates were again increased in the current quarter resulting in an additional assessment of $1.5 million. Also included in the current quarter was a total of $10.7 million of non-interest expense associated with the Wheatland acquisition, including $5.0 million in operating expenses and $5.7 million in acquisition-related expenses. Excluding the $10.7 million impact of the Wheatland acquisition and the $1.5 million FDIC special assessment, non-interest expense for the current quarter was $139.6 million. Excluding the $6.0 million FDIC special assessment, $459 thousand of acquisition-related expenses, and a $6.0 million reduction in accrued performance-related compensation, non-interest expense for the prior quarter was $131.7 million. As adjusted, total non-interest expense of $139.6 million for the current quarter increased $7.9 million, or 6 percent, over the prior quarter adjusted non-interest expense of $131.7 million, and an increase of $5.0 million, or 4 percent, over the prior year first quarter.

Compensation and employee benefits expense of $85.8 million for the current quarter increased $14.4 million, or 20 percent, from the prior quarter and increased $4.3 million, or 5 percent, over the prior year first quarter which was driven by the acquisition of Wheatland, annual salary increases and increases in other benefits. Excluding the prior quarter $6.0 million accrual reduction and the $2.2 million compensation from the Wheatland acquisition, compensation and employee benefit expenses for the current quarter increased $6.2 million, or 8 percent over the prior quarter.

Other expense of $30.5 million increased $7.1 million, or 30 percent, from the prior quarter and increased $8.4 million from the prior year first quarter with both increases primarily attributable to increased acquisition-related expenses. Included in other expenses was acquisition-related expenses of $5.7 million in the current quarter, $459 thousand in the prior quarter and $352 thousand in the prior year first quarter.

Efficiency Ratio
The efficiency ratio was 74.4 percent in the current quarter compared to 65.20 percent in the prior quarter and 60.39 percent in the prior year first quarter. The increase from the prior quarter was principally driven by the increased operating costs, including acquisition-related costs, from the Wheatland acquisition. The increase in the efficiency ratio from prior year first quarter was the combined impact of the expenses related to the Wheatland acquisition and a decrease in net interest income.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2024	$9,091	$3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%
Second quarter 2022	(1,353)	1,843	1.20%	0.12%	0.16%

Net charge-offs for the current quarter were $3.1 million compared to $3.7 million in the prior quarter and $1.9 million for the prior year first quarter. Net charge-offs of $3.1 million included $2.4 million in deposit overdraft net charge-offs and $626 thousand of net loan charge-offs.

Excluding the acquisition of Wheatland, the current quarter provision for credit loss expense for loans was $3.8 million, which was a decrease of $361 thousand from the prior quarter and a $2.4 million decrease from the prior year first quarter. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts and other environmental factors will continue to determine the level of the provision for credit losses for loans.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$454,817	6%	$455,347	5%	$450,228	5%
U.S. government sponsored enterprises	306,626	4%	299,219	4%	292,632	3%
State and local governments	97,382	1%	98,932	1%	102,678	1%
Corporate bonds	14,206	1%	26,253	1%	26,122	1%
Residential mortgage-backed securities	2,677,651	33%	2,811,263	34%	3,179,568	36%
Commercial mortgage-backed securities	1,078,391	13%	1,094,705	13%	1,147,085	13%
Total available-for-sale	4,629,073	58%	4,785,719	58%	5,198,313	59%
Held-to-maturity
U.S. government and federal agency	854,791	10%	853,273	10%	848,741	9%
State and local governments	1,641,551	20%	1,650,000	20%	1,675,146	19%
Residential mortgage-backed securities	955,241	12%	999,138	12%	1,140,506	13%
Total held-to-maturity	3,451,583	42%	3,502,411	42%	3,664,393	41%
Total debt securities	$8,080,656	100%	$8,288,130	100%	$8,862,706	100%

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

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$439,953	391,328	446,206	402,932
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,241,462	1,083,280	1,244,344	1,107,064
S&P: A+, A, A- / Moody’s: A1, A2, A3	52,770	51,963	55,511	55,101
Not rated by either entity	8,456	8,093	5,842	5,486
Total	$1,742,641	1,534,664	1,751,903	1,570,583

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$377,059	352,033	383,400	361,728
General obligation - limited	182,863	162,483	183,078	165,993
Revenue	1,143,722	984,247	1,146,341	1,006,088
Certificate of participation	36,318	33,294	36,396	34,144
Other	2,679	2,607	2,688	2,630
Total	$1,742,641	1,534,664	1,751,903	1,570,583

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$372,177	329,708	372,926	334,583
Texas	121,419	108,495	125,906	114,753
Michigan	82,390	76,690	82,575	79,012
California	113,559	103,986	113,983	104,960
Washington	98,068	88,959	98,239	90,413
All other states	955,028	826,826	958,274	846,862
Total	$1,742,641	1,534,664	1,751,903	1,570,583

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2024. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$2	—%	$443,978	1.07%	$2,565	5.99%	$8,272	4.85%	$—	—%	$454,817	1.16%
U.S. government sponsored enterprises	6,931	5.27%	299,695	1.29%	—	—%	—	—%	—	—%	306,626	1.37%
State and local governments	4,594	1.83%	39,989	1.85%	25,962	2.62%	26,837	2.50%	—	—%	97,382	2.24%
Corporate bonds	—	—%	9,775	3.66%	3,587	4.00%	844	0.46%	—	—%	14,206	3.57%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,677,651	1.23%	2,677,651	1.23%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,078,391	2.52%	1,078,391	2.52%
Total available-for-sale	11,527	3.90%	793,437	1.22%	32,114	3.05%	35,953	2.99%	3,756,042	1.59%	4,629,073	1.55%
Held-to-maturity
U.S. government and federal agency	—	—%	854,791	1.62%	—	—%	—	—%	—	—%	854,791	1.62%
State and local governments	5,212	2.48%	79,419	3.06%	181,452	3.11%	1,375,468	2.47%	—	—%	1,641,551	2.57%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	955,241	1.62%	955,241	1.62%
Total held-to-maturity	5,212	2.48%	934,210	1.74%	181,452	3.11%	1,375,468	2.47%	955,241	1.62%	3,451,583	2.07%
Total debt securities	$16,739	3.46%	$1,727,647	1.49%	$213,566	3.10%	$1,411,421	2.49%	$4,711,283	1.59%	$8,080,656	1.76%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2024, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at March 31, 2024.

For additional information on the Company’s debt securities, see Note 2 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Equity securities
Non-marketable equity securities primarily consist of capital stock issued by the FHLB of Des Moines and are carried at cost less impairment. The Company also has an insignificant amount of equity securities that are included in other assets on the Company’s statements of financial condition.

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of March 31, 2024, the Company determined that none of such securities were impaired.

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

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,752,514	11%	$1,704,544	11%	$1,508,403	10%
Commercial real estate	10,672,269	65%	10,303,306	64%	9,992,019	65%
Other commercial	3,030,608	18%	2,901,863	18%	2,804,104	18%
Home equity	883,062	5%	888,013	6%	829,844	5%
Other consumer	394,049	2%	400,356	2%	384,242	3%
Loans receivable	16,732,502	101%	16,198,082	101%	15,518,612	101%
Allowance for credit losses	(198,779)	(1)%	(192,757)	(1)%	(186,604)	(1)%
Loans receivable, net	$16,533,723	100%	$16,005,325	100%	$15,332,008	100%

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Other real estate owned and foreclosed assets	$891	1,503	31
Accruing loans 90 days or more past due	3,796	3,312	3,545
Non-accrual loans	20,738	20,816	28,403
Total non-performing assets	$25,425	25,631	31,979
Non-performing assets as a percentage of subsidiary assets	0.09%	0.09%	0.12%
ACL as a percentage of non-performing loans	810%	799%	584%
Accruing loans 30-89 days past due	$62,423	49,967	24,993
U.S. government guarantees included in non-performing assets	$1,490	1,503	2,071
Interest income [1]	$283	1,085	353
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $25.4 million at March 31, 2024 decreased $206 thousand, or 1 percent, over the prior quarter and decreased $6.6 million, or 20 percent, over the prior year first quarter. Non-performing assets as a percentage of subsidiary assets at March 31, 2024 was 0.09 percent compared to 0.09 percent in the prior quarter and 0.12 percent in the prior year first quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $62.4 million at March 31, 2024 increased $12.5 million from the prior quarter and increased $37.4 million from prior year first quarter. The increase over the prior period was primarily isolated to one credit relationship of $18.1 million. Early stage delinquencies as a percentage of loans at March 31, 2024 were 0.37 percent compared to 0.31 percent for the prior quarter end and 0.16 percent for the prior year first quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulties are considered modification if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at March 31, 2024 had an amortized cost of $66.9 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2024 was $35 thousand. The fair value of the loan collateral acquired in foreclosure during 2024 was $16 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Balance at beginning of period	$1,503	32	32
Additions	16	1,563	8
Capital improvements	1	—	—
Write-downs	—	(8)	—
Sales	(629)	(84)	(9)
Balance at end of period	$891	1,503	31

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$24,166	12%	11%	$22,325	12%	11%	$19,974	11%	10%
Commercial real estate	135,153	68%	64%	130,924	68%	64%	130,253	70%	64%
Other commercial	22,094	11%	18%	21,194	11%	18%	21,164	11%	18%
Home equity	10,999	6%	5%	11,766	6%	5%	10,570	6%	5%
Other consumer	6,367	3%	2%	6,548	3%	2%	4,643	2%	3%
Total	$198,779	100%	100%	$192,757	100%	100%	$186,604	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended		At or for the Year ended		At or for the Three Months ended
(Dollars in thousands)	March 31, 2024	% of Average Loans	December 31, 2023	% of Average Loans	March 31, 2023	% of Average Loans
Balance at beginning of period	$192,757		182,283		182,283
Acquisitions	3		—		—
Provision for credit losses	9,091		20,790		6,260
Net (charge-offs) recoveries
Residential real estate	4	—%	(3)	—%	(2)	—%
Commercial real estate	19	—%	(1,640)	(0.02)%	(267)	—%
Other commercial	(1,393)	(0.07)%	(2,256)	(0.08)%	(169)	(0.01)%
Home equity	(3)	—%	38	—%	41	—%
Other consumer	(1,699)	(0.22)%	(6,455)	(1.64)%	(1,542)	(0.40)%
Net charge-offs	(3,072)	(0.02)%	(10,316)	(0.07)%	(1,939)	(0.01)%
Balance at end of period	$198,779		192,757		186,604
ACL as a percentage of total loans	1.19%		1.19%		1.20%
Non-accrual loans as a percentage of total loans	0.12%		0.13%		0.21%
ACL as a percentage of non-accrual loans	958.52%		926.01%		656.99%

The current quarter credit loss expense of $8.2 million included $5.3 million of provision for credit losses on loans and $818 thousand of provision for credit loss on unfunded loan commitments from the acquisition of Wheatland. Excluding the acquisition of Wheatland, the current quarter credit loss expense was $2.1 million, including a $3.8 million credit loss expense from loans and $1.7 million of credit loss benefit from unfunded loan commitments. The ACL as a percentage of total loans outstanding at March 31, 2024 and December 31, 2023 was 1.19 percent compared to 1.20 percent at March 31, 2023. The Company’s ACL of $199 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2024 and 2023, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

In determining the allowance, the loan portfolio is separated into pools of loans that share similar risk characteristics which are the Company’s loan segments. The Company then derives estimated loss assumptions from its model by loan segment. The loss assumptions are then applied to each segment of loan to estimate the ACL on the pooled loans. For any loans that do not share similar risk characteristics, the estimated credit losses are determined on an individual loan basis and such loans primarily consist of non-accrual loans. An estimated credit loss is recorded on individually reviewed loans when the fair value of a collateral-dependent loan or the present value of the loan’s expected future cash flows (discounted at the loans original effective interest rate) is less than the amortized cost of the loan.

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 232 locations, including 198 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Custom and owner occupied construction	$273,835	$290,572	$295,604	(6)%	(7)%
Pre-sold and spec construction	223,294	236,596	312,715	(6)%	(29)%
Total residential construction	497,129	527,168	608,319	(6)%	(18)%
Land development	215,828	232,966	230,823	(7)%	(6)%
Consumer land or lots	188,635	187,545	187,498	1%	1%
Unimproved land	103,032	87,739	104,811	17%	(2)%
Developed lots for operative builders	47,591	56,142	69,896	(15)%	(32)%
Commercial lots	92,748	87,185	91,780	6%	1%
Other construction	915,782	900,547	965,244	2%	(5)%
Total land, lot, and other construction	1,563,616	1,552,124	1,650,052	1%	(5)%
Owner occupied	3,057,348	3,035,768	2,885,798	1%	6%
Non-owner occupied	3,920,696	3,742,916	3,631,158	5%	8%
Total commercial real estate	6,978,044	6,778,684	6,516,956	3%	7%
Commercial and industrial	1,371,201	1,363,479	1,353,919	1%	1%
Agriculture	929,420	772,458	715,863	20%	30%
1st lien	2,276,638	2,127,989	1,864,294	7%	22%
Junior lien	51,579	47,230	42,397	9%	22%
Total 1-4 family	2,328,217	2,175,219	1,906,691	7%	22%
Multifamily residential	881,117	796,538	649,148	11%	36%
Home equity lines of credit	947,652	979,891	893,037	(3)%	6%
Other consumer	223,566	229,154	224,125	(2)%	—%
Total consumer	1,171,218	1,209,045	1,117,162	(3)%	5%
States and political subdivisions	848,454	834,947	806,878	2%	5%
Other	191,121	204,111	208,085	(6)%	(8)%
Total loans receivable, including loans held for sale	16,759,537	16,213,773	15,533,073	3%	8%
Less loans held for sale [1]	(27,035)	(15,691)	(14,461)	72%	87%
Total loans receivable	$16,732,502	$16,198,082	$15,518,612	3%	8%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Mar 31, 2024	Mar 31, 2024	Mar 31, 2024
Custom and owner occupied construction	$210	214	220	210	—	—
Pre-sold and spec construction	1,049	763	1,548	—	1,049	—
Total residential construction	1,259	977	1,768	210	1,049	—
Land development	28	35	129	28	—	—
Consumer land or lots	144	96	112	144	—	—
Unimproved land	—	—	51	—	—	—
Developed lots for operative builders	608	608	607	—	608	—
Commercial lots	2,205	47	188	2,158	47	—
Other construction	—	—	12,884	—	—	—
Total land, lot and other construction	2,985	786	13,971	2,330	655	—
Owner occupied	1,501	1,838	2,682	799	270	432
Non-owner occupied	8,853	11,016	4,544	8,596	257	—
Total commercial real estate	10,354	12,854	7,226	9,395	527	432
Commercial and industrial	1,698	1,971	2,001	1,100	447	151
Agriculture	2,855	2,558	2,573	2,426	429	—
1st lien	2,930	2,664	2,015	2,540	390	—
Junior lien	69	180	111	44	25	—
Total 1-4 family	2,999	2,844	2,126	2,584	415	—
Multifamily residential	395	395	—	395	—	—
Home equity lines of credit	1,892	2,043	1,225	1,727	165	—
Other consumer	927	1,187	1,062	571	48	308
Total consumer	2,819	3,230	2,287	2,298	213	308
Other	61	16	27	—	61	—
Total	$25,425	25,631	31,979	20,738	3,796	891

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Custom and owner occupied construction	$4,784	$2,549	$1,624	88%	195%
Pre-sold and spec construction	1,181	1,219	—	(3)%	n/m
Total residential construction	5,965	3,768	1,624	58%	267%
Land development	59	163	946	(64)%	(94)%
Consumer land or lots	332	624	668	(47)%	(50)%
Unimproved land	575	—	—	n/m	n/m
Commercial lots	1,225	2,159	—	(43)%	n/m
Other construction	1,248	—	5,264	n/m	(76)%
Total land, lot and other construction	3,439	2,946	6,878	17%	(50)%
Owner occupied	2,991	2,222	1,783	35%	68%
Non-owner occupied	18,118	14,471	429	25%	4,123%
Total commercial real estate	21,109	16,693	2,212	26%	854%
Commercial and industrial	14,806	12,905	3,677	15%	303%
Agriculture	3,922	594	947	560%	314%
1st lien	5,626	3,768	3,321	49%	69%
Junior lien	145	1	385	14,400%	(62)%
Total 1-4 family	5,771	3,769	3,706	53%	56%
Multifamily residential	—	—	201	n/m	(100)
Home equity lines of credit	3,668	4,518	2,804	(19)%	31%
Other consumer	1,948	3,264	1,598	(40)%	22%
Total consumer	5,616	7,782	4,402	(28)%	28%
Other	1,795	1,510	1,346	19%	33%
Total	$62,423	$49,967	$24,993	25%	150%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Mar 31, 2024	Mar 31, 2024
Pre-sold and spec construction	(4)	(15)	(4)	—	4
Total residential construction	(4)	(15)	(4)	—	4
Land development	(1)	(135)	—	—	1
Consumer land or lots	(1)	(19)	—	—	1
Other construction	—	889	—	—	—
Total land, lot and other construction	(2)	735	—	—	2
Owner occupied	(3)	(59)	(68)	—	3
Non-owner occupied	(1)	799	298	—	1
Total commercial real estate	(4)	740	230	—	4
Commercial and industrial	328	364	(382)	674	346
Agriculture	68	—	—	68	—
1st lien	(4)	66	44	—	4
Junior lien	(5)	24	(5)	10	15
Total 1-4 family	(9)	90	39	10	19
Multifamily residential	—	(136)	—	—	—
Home equity lines of credit	5	(6)	(39)	15	10
Other consumer	251	1,097	125	342	91
Total consumer	256	1,091	86	357	101
Other	2,439	7,447	1,970	3,186	747
Total	$3,072	10,316	1,939	4,295	1,223

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

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,055,069	30%	$6,022,980	30%	$7,001,241	35%
NOW and DDA accounts	5,376,605	26%	5,321,257	27%	5,156,709	25%
Savings accounts	2,949,908	14%	2,833,887	14%	2,985,351	15%
Money market deposit accounts	3,002,942	15%	2,831,624	14%	3,429,123	17%
Certificate accounts	3,039,190	15%	2,915,393	15%	1,155,494	6%
Wholesale deposits	3,809	—%	4,026	—%	420,390	2%
Total interest bearing deposits	14,372,454	70%	13,906,187	70%	13,147,067	65%
Total deposits	$20,427,523	100%	$19,929,167	100%	$20,148,308	100%

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

During the first quarter 2023, the Federal Reserve Bank (“FRB”) offered a new Bank Term Funding Program (“BTFP”) to eligible depository institutions. The BTFP offered loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets were valued at par value. During 2023 the Company borrowed $2.740 billion from the BTFP which enabled the Company to pay off higher rate FHLB advances and support its liquidity position. In the first quarter of 2024, the Company paid-off all of the BTFP borrowings through a combination of the FHLB borrowings and additional sources of liquidity. The FHLB borrowings will mature between March 2025 and March 2026 at a weighted rate of 4.75 percent and a FHLB dividend adjusted weighted rate of 4.41 percent.

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2024. The subordinated debentures outstanding as of March 31, 2024 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2024 and determined its ACL of $18.5 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
FHLB advances
Borrowing capacity	$4,522,072	4,444,588
Amount utilized	(2,140,157)	—
Letters of credit	(2,416)	(2,327)
Amount available	$2,379,499	4,442,261
FRB discount window
Borrowing capacity	$1,935,875	1,916,312
Amount utilized	—	—
Amount available	$1,935,875	1,916,312
FRB Bank Term Funding Program
Borrowing capacity	$—	2,853,209
Amount utilized	—	(2,740,000)
Amount available	$—	$113,209
Unsecured lines of credit available	$565,000	565,000
Unencumbered debt securities
U.S. government and federal agency	$610,205	473,084
U.S. government sponsored enterprises	298,748	—
State and local governments	975,114	998,923
Corporate bonds	14,206	26,253
Residential mortgage-backed securities	1,399,474	127,328
Commercial mortgage-backed securities	877,601	183,048
Total unencumbered debt securities [1]	$4,175,348	1,808,636
____________________________
1 Total unencumbered debt securities at March 31, 2024, included $2.3 billion classified as AFS and $1.9 billion classified as HTM. Total unencumbered debt securities at December 31, 2023, included $441.5 million classified as AFS, and $1.4 billion classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 113,388,590 have been issued as of March 31, 2024. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2024. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2024, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2024:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.86%	12.77%	12.77%	8.88%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, in response to the COVID-19 pandemic, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company added back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL is being phased out of Common Tier 1 capital evenly over a three-year period.

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Three Months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Income Before Income Taxes	$36,377	73,635
Federal and state income tax expense	3,750	12,424
Net Income	$32,627	61,211
Effective tax rate [1]	10.3%	16.9%
Income from tax-exempt debt securities, municipal loans and leases	$20,990	19,657
Benefits from federal income tax credits	$6,802	5,283
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense during the first quarter of 2024 was $3.8 million, a decrease of $4.0 million, or 52 percent, compared to the prior quarter and a decrease of $8.7 million, or 70 percent, from the prior year first quarter. The effective tax rate in the current quarter was 10.3 percent compared to 12.6 percent in the prior quarter and 16.9 percent in the prior year first quarter. The current quarter decrease in tax expense and the resulting effective tax rate was the result of a combination of increased federal income tax credits and a decrease in pre-tax income.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $14.0 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2024	$7,277	22,019	610	29,906
2025	5,797	26,376	452	32,625
2026	5,192	26,992	220	32,404
2027	5,370	25,053	42	30,465
2028	3,354	22,598	42	25,994
Thereafter	2,826	89,102	149	92,077
	$29,816	212,140	1,515	243,471

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,747,184	$20,764	4.75%	$1,493,938	$15,838	4.24%
Commercial loans [1]	13,513,426	183,045	5.45%	12,655,551	157,456	5.05%
Consumer and other loans	1,283,388	20,948	6.56%	1,207,315	16,726	5.62%
Total loans [2]	16,543,998	224,757	5.46%	15,356,804	190,020	5.02%
Tax-exempt investment securities [3]	1,720,370	15,157	3.52%	1,761,533	16,030	3.64%
Taxable investment securities [4,5]	8,176,974	43,477	2.13%	8,052,662	31,084	1.54%
Total earning assets	26,441,342	283,391	4.31%	25,170,999	237,134	3.82%
Goodwill and intangibles	1,051,954			1,025,716
Non-earning assets	611,550			478,962
Total assets	$28,104,846			$26,675,677
Liabilities
Non-interest bearing deposits	$5,966,546	$—	—%	$7,274,228	$—	—%
NOW and DDA accounts	5,275,703	15,918	1.21%	5,080,175	2,271	0.18%
Savings accounts	2,900,649	5,655	0.78%	3,107,559	514	0.07%
Money market deposit accounts	2,948,294	14,393	1.96%	3,468,953	5,834	0.68%
Certificate accounts	3,000,713	31,175	4.18%	984,770	2,584	1.06%
Total core deposits	20,091,905	67,141	1.34%	19,915,685	11,203	0.23%
Short-term borrowings
Wholesale deposits [6]	3,965	55	5.50%	120,468	1,342	4.52%
Repurchase agreements	1,513,397	12,598	3.35%	1,035,582	4,606	1.80%
FHLB advances	350,754	4,249	4.79%	1,990,833	23,605	4.74%
FRB Bank Term Funding	2,483,077	27,097	4.39%	280,944	3,032	4.32%
Total short-term borrowings	4,351,193	43,999	4.00%	3,427,827	32,585	3.80%
Long-term borrowings
Subordinated debentures and other borrowed funds	218,271	1,782	3.28%	209,547	1,908	3.69%
Total interest bearing liabilities	24,661,369	112,922	1.84%	23,553,059	45,696	0.79%
Other liabilities	356,554			217,245
Total liabilities	25,017,923			23,770,304
Stockholders’ Equity
Stockholders’ equity	3,086,923			2,905,373
Total liabilities and stockholders’ equity	$28,104,846			$26,675,677
Net interest income (tax-equivalent)		$170,469			$191,438
Net interest spread (tax-equivalent)			2.47%			3.03%
Net interest margin (tax-equivalent)			2.59%			3.08%
______________________________
1Includes tax effect of $1.6 million and $1.8 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2024, and 2023, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $2.2 million and $3.3 million on tax-exempt debt securities income for the three months ended March 31, 2024, and 2023, respectively.
4Includes interest income of $15.3 million and $2.1 million on average interest-bearing cash balances of $1.12 billion and $176.9 million for the three months ended March 31, 2024, and 2023, respectively.
5Includes tax effect of $215 thousand and $215 thousand on federal income tax credits for the three months ended March 31, 2024, and 2023, respectively.
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

	Three Months ended March 31, 2024
	2024 vs. 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$2,684	2,242	4,926
Commercial loans (tax-equivalent)	12,541	13,049	25,590
Consumer and other loans	1,251	2,971	4,222
Investment securities (tax-equivalent)	399	11,121	11,520
Total interest income	16,875	29,383	46,258
Interest expense
NOW and DDA accounts	114	13,534	13,648
Savings accounts	(29)	5,170	5,141
Money market deposit accounts	(821)	9,379	8,558
Certificate accounts	5,377	23,215	28,592
Wholesale deposits	(1,298)	10	(1,288)
Repurchase agreements	2,199	5,793	7,992
FHLB advances	(19,400)	44	(19,356)
FRB Bank Term Funding	24,060	6	24,066
Subordinated debentures and other borrowed funds	101	(227)	(126)
Total interest expense	10,303	56,924	67,227
Net interest income (tax-equivalent)	$6,572	(27,541)	(20,969)

Net interest income (tax-equivalent) decreased $21.0 million for the three months ended March 31, 2024 compared to the same period in 2023. The interest income for the first three months of 2024 increased over the same period last year primarily from loan growth and increased loan yields. The increase in interest expense for the first three months of 2023 was primarily the result of an increase in interest rates.

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

Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of March 31, 2024.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	(0.14%)	1.18%
-200 bp Rate ramp	0.07%	0.29%
-200 bp Rate shock	(0.03%)	(0.53%)
-100 bp Rate shock	0.75%	2.54%
+100 bp Rate shock	(5.40%)	(4.04%)
+200 bp Rate shock	(11.02%)	(8.24%)
+200 bp Rate ramp	(6.63%)	(8.00%)
+400 bp Rate ramp	(6.67%)	(12.25%)

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report on Form 10-K. The risks and uncertainties described in the 2023 Annual Report on Form 10-K should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

GLACIER BANCORP, INC.

May 7, 2024	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 7, 2024	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO