Form 10-Q
period 2024-06-30
GLACIER BANCORP, INC.
filed 2024-08-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 15, 2024 was 113,394,669. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity
Wheatland – Wheatland Bank

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
Assets
Cash on hand and in banks	$271,107	246,525
Interest bearing cash deposits	529,672	1,107,817
Cash and cash equivalents	800,779	1,354,342
Debt securities, available-for-sale	4,499,541	4,785,719
Debt securities, held-to-maturity	3,400,403	3,502,411
Total debt securities	7,899,944	8,288,130
Loans held for sale, at fair value	39,745	15,691
Loans receivable	16,851,991	16,198,082
Allowance for credit losses	(200,955)	(192,757)
Loans receivable, net	16,651,036	16,005,325
Premises and equipment, net	451,515	421,791
Other real estate owned and foreclosed assets	630	1,503
Accrued interest receivable	102,279	94,526
Deferred tax asset	155,834	159,070
Core deposit intangible, net	43,028	31,870
Goodwill	1,023,762	985,393
Non-marketable equity securities	121,810	12,755
Bank-owned life insurance	187,793	171,101
Other assets	327,185	201,132
Total assets	$27,805,340	27,742,629
Liabilities
Non-interest bearing deposits	$6,093,430	6,022,980
Interest bearing deposits	14,008,329	13,906,187
Securities sold under agreements to repurchase	1,629,504	1,486,850
Federal Home Loan Bank advances	2,350,000	—
FRB Bank Term Funding	—	2,740,000
Other borrowed funds	88,149	81,695
Subordinated debentures	133,024	132,943
Accrued interest payable	31,000	125,907
Other liabilities	334,459	225,786
Total liabilities	24,667,895	24,722,348
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively	1,134	1,109
Paid-in capital	2,445,479	2,350,104
Retained earnings - substantially restricted	1,045,483	1,043,181
Accumulated other comprehensive loss	(354,651)	(374,113)
Total stockholders’ equity	3,137,445	3,020,281
Total liabilities and stockholders’ equity	$27,805,340	27,742,629
Number of common stock shares issued and outstanding	113,394,092	110,888,942
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Income
Investment securities	$42,165	47,658	98,383	91,300
Residential real estate loans	21,754	17,076	42,518	32,914
Commercial loans	188,326	164,587	369,798	320,269
Consumer and other loans	21,589	18,044	42,537	34,770
Total interest income	273,834	247,365	553,236	479,253
Interest Expense
Deposits	67,852	31,700	135,048	44,245
Securities sold under agreements to repurchase	13,566	8,607	26,164	13,213
Federal Home Loan Bank advances	24,179	3,305	28,428	26,910
FRB Bank Term Funding	—	29,899	27,097	32,931
Other borrowed funds	353	443	697	939
Subordinated debentures	1,406	1,431	2,844	2,843
Total interest expense	107,356	75,385	220,278	121,081
Net Interest Income	166,478	171,980	332,958	358,172
Provision for credit losses	3,518	2,773	11,767	8,243
Net interest income after provision for credit losses	162,960	169,207	321,191	349,929
Non-Interest Income
Service charges and other fees	19,422	18,967	37,985	36,738
Miscellaneous loan fees and charges	4,821	4,162	9,183	8,129
Gain on sale of loans	4,669	3,528	8,031	5,928
(Loss) gain on sale of securities	(12)	(23)	4	(137)
Other income	3,304	2,445	6,990	6,316
Total non-interest income	32,204	29,079	62,193	56,974
Non-Interest Expense
Compensation and employee benefits	84,434	78,764	170,223	160,241
Occupancy and equipment	11,594	10,827	23,477	22,492
Advertising and promotions	4,362	3,733	8,345	7,968
Data processing	9,387	8,402	18,546	16,511
Other real estate owned and foreclosed assets	149	14	174	26
Regulatory assessments and insurance	5,393	5,314	13,154	10,217
Core deposit intangibles amortization	3,017	2,427	5,777	4,876
Other expenses	22,616	21,123	53,099	43,255
Total non-interest expense	140,952	130,604	292,795	265,586
Income Before Income Taxes	54,212	67,682	90,589	141,317
Federal and state income tax expense	9,504	12,727	13,254	25,151
Net Income	$44,708	54,955	77,335	116,166
Basic earnings per share	$0.39	0.50	0.68	1.05
Diluted earnings per share	$0.39	0.50	0.68	1.05
Dividends declared per share	$0.33	0.33	0.66	0.66
Average outstanding shares - basic	113,390,539	110,870,964	112,941,341	110,847,806
Average outstanding shares - diluted	113,405,491	110,875,535	112,981,531	110,879,654

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$44,708	54,955	77,335	116,166
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains (losses) on available-for-sale securities	23,558	(29,628)	25,595	47,838
Reclassification adjustment for (gains) losses included in net income	—	—	(29)	31
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,029	1,307	2,037	3,188
Tax effect	(6,169)	7,157	(6,926)	(12,902)
Net of tax amount	18,418	(21,164)	20,677	38,155
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	270	1,922	927	1,886
Reclassification adjustment for gains included in net income	(1,288)	(1,113)	(2,548)	(2,087)
Tax effect	254	(204)	406	51
Net of tax amount	(764)	605	(1,215)	(150)
Total other comprehensive income (loss), net of tax	17,654	(20,559)	19,462	38,005
Total Comprehensive Income	$62,362	34,396	96,797	154,171

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at April 1, 2023	110,868,713	$1,109	2,344,514	991,509	(410,228)	2,926,904
Net income	—	—	—	54,955	—	54,955
Other comprehensive loss	—	—	—	—	(20,559)	(20,559)
Cash dividends declared ($0.33 per share)	—	—	—	(36,682)	—	(36,682)
Stock issuances under stock incentive plans	5,174	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,908	—	—	1,908
Balance at June 30, 2023	110,873,887	$1,109	2,346,422	1,009,782	(430,787)	2,926,526
Balance at April 1, 2024	113,388,590	$1,134	2,443,584	1,038,294	(372,305)	3,110,707
Net income	—	—	—	44,708	—	44,708
Other comprehensive income	—	—	—	—	17,654	17,654
Cash dividends declared ($0.33per share)	—	—	—	(37,519)	—	(37,519)
Stock issuances under stock incentive plans	5,502	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,895	—	—	1,895
Balance at June 30, 2024	113,394,092	$1,134	2,445,479	1,045,483	(354,651)	3,137,445

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	116,166	—	116,166
Other comprehensive income	—	—	—	—	38,005	38,005
Cash dividends declared ($0.66 per share)	—	—	—	(73,368)	—	(73,368)
Stock issuances under stock incentive plans	96,107	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,418	—	—	2,418
Balance at June 30, 2023	110,873,887	$1,109	2,346,422	1,009,782	(430,787)	2,926,526
Balance at January 1, 2024	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	77,335	—	77,335
Other comprehensive income	—	—	—	—	19,462	19,462
Cash dividends declared ($0.66 per share)	—	—	—	(75,033)	—	(75,033)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	115,466	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,015	—	—	3,015
Balance at June 30, 2024	113,394,092	$1,134	2,445,479	1,045,483	(354,651)	3,137,445

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Operating Activities
Net income	$77,335	116,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,767	8,243
Net amortization of debt securities	6,598	7,523
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(1,258)	2,154
Origination of loans held for sale	(292,073)	(200,375)
Proceeds from loans held for sale	295,111	247,440
Gain on sale of loans	(8,031)	(5,928)
(Gain) loss on sale of securities	(4)	137
Bank-owned life insurance income, net	(2,229)	(1,928)
Stock-based compensation, net of tax benefits	3,084	3,181
Depreciation and amortization of premises and equipment	14,334	13,624
Loss (gain) on sale and write-downs of other real estate owned, net	52	(56)
Amortization of core deposit intangibles	5,777	4,876
Amortization of investments in variable interest entities	13,041	10,508
Net increase in accrued interest receivable	(4,230)	(4,813)
Net increase in other assets	(2,003)	(6,059)
Net (decrease) increase in accrued interest payable	(95,509)	43,411
Net decrease in other liabilities	(15,819)	(18,577)
Net cash provided by operating activities	5,943	219,527
Investing Activities
Sales of available-for-sale debt securities	160,558	29,972
Maturities, prepayments and calls of available-for-sale debt securities	316,640	318,448
Purchases of available-for-sale debt securities	(3,164)	—
Maturities, prepayments and calls of held-to-maturity debt securities	100,011	106,040
Principal collected on loans	1,678,959	1,469,343
Loan originations	(1,910,512)	(2,248,230)
Net additions to premises and equipment	(18,143)	(20,243)
Proceeds from sale of other real estate owned	926	87
Proceeds from redemption of non-marketable equity securities	109,634	628,801
Purchases of non-marketable equity securities	(214,825)	(556,800)
Proceeds from bank-owned life insurance	193	1,787
Investments in variable interest entities	(27,909)	(12,001)
Net cash received from acquisitions	30,903	—
Net cash provided by (used in) investing activities	223,271	(282,796)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Financing Activities
Net decrease in deposits	$(443,951)	(597,957)
Net increase in securities sold under agreements to repurchase	142,654	410,946
Net increase (decrease) in short-term Federal Home Loan Bank advances	491,500	(1,800,000)
Proceeds from short-term FRB Bank Term Funding advances	—	2,740,000
Repayments of short-term FRB Bank Term Funding	(2,740,000)	—
Proceeds from long-term Federal Home Loan Bank advances	1,800,000	—
Net increase (decrease) in other borrowed funds	6,220	(1,735)
Cash dividends paid	(37,745)	(36,886)
Tax withholding payments for stock-based compensation	(1,455)	(1,774)
Net cash (used in) provided by financing activities	(782,777)	712,594
Net (decrease) increase in cash, cash equivalents and restricted cash	(553,563)	649,325
Cash, cash equivalents and restricted cash at beginning of period	1,354,342	401,995
Cash, cash equivalents and restricted cash at end of period	$800,779	1,051,320
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$315,786	77,670
Cash paid during the period for income taxes	13,513	15,296
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	—	23
Transfer of loans to other real estate owned	$104	74
Right-of-use assets obtained in exchange for new lease liabilities	280	674
Equity investments obtained in exchange for delayed equity contributions	15,148	34,712
Dividends declared during the period but not paid	37,615	36,781
Acquisitions
Fair value of common stock shares issued	92,385	—
Cash consideration	771	—
Fair value of assets acquired	777,659	—
Liabilities assumed	684,503	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results anticipated for the year ending December 31, 2024. The condensed consolidated statement of financial condition of the Company as of December 31, 2023 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. The Company had $0 and $17,440,000 of restricted cash held as collateral for derivative contracts as of June 30, 2024 and December 31, 2023, respectively. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at June 30, 2024 was $0.

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

Allowance for Credit Losses - Available-for-Sale Debt Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through loss on sale of securities. For the available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which fair value is less than amortized cost, if there are any changes to the investment grade of the security by a rating agency, and if there are any adverse conditions that impact the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a potential credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

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

Loans that Share Similar Risk Characteristics with other Loans. For estimating the allowance for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the ACL, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type. This model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment (calculated through an “open pool” method), multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. The annual historical loss rates are adjusted over a reasonable economic forecast period by a multiplier that is calculated based upon current national economic forecasts as a proportion of each segment’s historical average loss levels. The Company will then revert from the economic forecast period back to the historical average loss rate in a straight-line basis. After the reversion period, the loans will be assumed to experience their historical loss rate for the remainder of their contractual lives. The model applies the expected loss rate over the projected cash flows at the individual loan level and then aggregates the losses by loan segment in determining their quantitative allowance. The Company will also include qualitative adjustments to adjust the ACL on loan segments to the extent the current or future market conditions are believed to vary substantially from historical conditions in regards to:

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

Modifications
The Company identifies modifications to borrowers experiencing financial difficulty (“MBFD”) as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The allowance for credit losses on loans that are considered MBFD’s are measured using the same method as all other loans held for investment.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Provision for credit loss loans	$5,066	5,254	14,157	11,514
Provision for credit loss unfunded	(1,548)	(2,481)	(2,390)	(3,271)
Total provision for credit losses	$3,518	2,773	11,767	8,243

There was no provision for credit losses on debt securities for the six months ended June 30, 2024, and 2023, respectively.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in net premises and equipment as right-of-use (“ROU”) assets. The operating leases have other liabilities on the Company’s statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in other borrowed funds on the Company’s statements of financial condition. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude such leases from the Company’s statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $45,407,000 and $43,200,000 for the six months ended June 30, 2024 and 2023, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2024 and December 31, 2023 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

ASU 2023-02 - Investments Equity Method and Joint Ventures. In March 2023, FASB amended Topic ASC 323 relating to accounting for investments in tax credit structures using the proportional amortization method. The amendments in this Update allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. Previously, the accounting standards limited the proportional amortization method to account for qualifying investment in low-income-housing tax credit structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the tax credits being presented net in the income statement as a component of income tax expense (benefit). The amendments in this Update permit an entity to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for public business entities beginning with the first interim and annual reporting periods after December 15, 2023. The Company adopted the amendments beginning January 1, 2024 for each tax credit program. The Company adjusted its processes and procedures related to the amendments and there was no material impact to the Company’s financial position and results of operations.

Accounting Guidance Pending Adoption in 2024
The following provides a description of a recently issued but not yet effective ASU that could have a material effect on the Company’s financial position or results of operations.

ASU 2023-09 - Income Tax Disclosures. In December 2023, FASB amended topic 740 related to certain income tax disclosures (the “Update”). The amendments provide updates related to the rate reconciliation and income taxes paid disclosures to improve transparency of income disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in the Update improve the effectiveness and comparability of disclosures and remove disclosures that are no longer considered cost beneficial or relevant. The amendments are effective for public business entities beginning with the first annual reporting period after December 15, 2024 with early adoption permitted in any annual period. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this Update, but does not expect the adoption of this guidance to have a material impact to the financial statements, including related disclosures, or significant impact on its current processes.

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$484,694	16	(27,202)	457,508
U.S. government sponsored enterprises	322,921	—	(21,338)	301,583
State and local governments	99,400	208	(3,969)	95,639
Corporate bonds	14,860	—	(620)	14,240
Residential mortgage-backed securities	2,894,949	2	(336,931)	2,558,020
Commercial mortgage-backed securities	1,154,686	442	(82,577)	1,072,551
Total available-for-sale	$4,971,510	668	(472,637)	4,499,541
Held-to-maturity
U.S. government and federal agency	856,307	—	(69,035)	787,272
State and local governments	1,636,726	1,176	(206,395)	1,431,507
Residential mortgage-backed securities	907,370	—	(79,080)	828,290
Total held-to-maturity	3,400,403	1,176	(354,510)	3,047,069
Total debt securities	$8,371,913	1,844	(827,147)	7,546,610

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$485,005	11	(29,669)	455,347
U.S. government sponsored enterprises	321,993	—	(22,774)	299,219
State and local governments	101,903	302	(3,273)	98,932
Corporate bonds	27,007	2	(756)	26,253
Residential mortgage-backed securities	3,166,589	7	(355,333)	2,811,263
Commercial mortgage-backed securities	1,180,756	519	(86,570)	1,094,705
Total available-for-sale	$5,283,253	841	(498,375)	4,785,719
Held-to-maturity
U.S. government and federal agency	853,273	—	(65,472)	787,801
State and local governments	1,650,000	2,843	(181,192)	1,471,651
Residential mortgage-backed securities	999,138	—	(78,396)	920,742
Total held-to-maturity	3,502,411	2,843	(325,060)	3,180,194
Total debt securities	$8,785,664	3,684	(823,435)	7,965,913

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2024. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$54,947	52,934	8,550	8,513
Due after one year through five years	798,503	751,219	937,001	866,167
Due after five years through ten years	30,724	29,744	180,213	171,432
Due after ten years	37,701	35,073	1,367,269	1,172,667
	921,875	868,970	2,493,033	2,218,779
Mortgage-backed securities [1]	4,049,635	3,630,571	907,370	828,290
Total	$4,971,510	4,499,541	3,400,403	3,047,069
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below for the periods shown:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Available-for-sale
Proceeds from sales and calls of debt securities	$451	6	173,719	31,285
Gross realized gains [1]	—	—	29	145
Gross realized losses [1]	—	—	—	(176)
Held-to-maturity
Proceeds from calls of debt securities	650	5,835	6,185	10,470
Gross realized gains [1]	—	1	—	9
Gross realized losses [1]	(12)	(24)	(25)	(115)
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
•the overall deal and payment structure of the debt securities, including the investor entity’s position within the structure, underlying obligors, financial condition and near-term prospects of the issuer, including specific events that may affect the issuer’s operations or future earnings, and credit support or enhancements; and
•failure of the issuer and underlying obligors, if any, to make scheduled payments of interest and principal.

The following tables summarize available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of available-for-sale debt securities in an unrealized position is also disclosed.

	June 30, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	52	$1,333	(27)	453,101	(27,175)	454,434	(27,202)
U.S. government sponsored enterprises	14	—	—	301,583	(21,338)	301,583	(21,338)
State and local governments	95	13,011	(72)	62,830	(3,897)	75,841	(3,969)
Corporate bonds	2	—	—	13,412	(620)	13,412	(620)
Residential mortgage-backed securities	398	159	(3)	2,557,560	(336,928)	2,557,719	(336,931)
Commercial mortgage-backed securities	152	33,593	(1,656)	1,017,756	(80,921)	1,051,349	(82,577)
Total available-for-sale	713	$48,096	(1,758)	4,406,242	(470,879)	4,454,338	(472,637)

	December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$3,702	(56)	448,909	(29,613)	452,611	(29,669)
U.S. government sponsored enterprises	14	—	—	299,220	(22,774)	299,220	(22,774)
State and local governments	85	3,039	(2)	64,645	(3,271)	67,684	(3,273)
Corporate bonds	4	—	—	23,262	(756)	23,262	(756)
Residential mortgage-backed securities	402	1,430	(44)	2,809,482	(355,289)	2,810,912	(355,333)
Commercial mortgage-backed securities	151	21,232	(268)	1,034,183	(86,302)	1,055,415	(86,570)
Total available-for-sale	713	$29,403	(370)	4,679,701	(498,005)	4,709,104	(498,375)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at June 30, 2024 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at June 30, 2024 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale debt securities totaled $8,762,000 and $9,319,000 at June 30, 2024, and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2024, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at June 30, 2024. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2024	December 31, 2023
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$421,210	427,918
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,176,551	1,182,894
S&P: A+, A, A- / Moody’s: A1, A2, A3	34,915	37,742
Not rated by either entity	4,050	1,446
Total municipal bonds held-to-maturity	$1,636,726	1,650,000

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at June 30, 2024 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of June 30, 2024 and December 31, 2023, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $16,767,000 and $16,990,000 at June 30, 2024 and December 31, 2023, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at June 30, 2024 or December 31, 2023.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Residential real estate	$1,771,528	1,704,544
Commercial real estate	10,713,964	10,303,306
Other commercial	3,066,028	2,901,863
Home equity	905,884	888,013
Other consumer	394,587	400,356
Loans receivable	16,851,991	16,198,082
Allowance for credit losses	(200,955)	(192,757)
Loans receivable, net	$16,651,036	16,005,325
Net deferred origination (fees) costs included in loans receivable	$(25,875)	(25,577)
Net purchase accounting (discounts) premiums included in loans receivable	$(23,865)	(13,802)
Accrued interest receivable on loans	$75,845	67,362

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2024.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$198,779	24,166	135,153	22,094	10,999	6,367
Provision for credit losses	5,066	471	1,582	1,081	210	1,722
Charge-offs	(4,135)	—	(395)	(1,461)	—	(2,279)
Recoveries	1,245	16	6	505	52	666
Balance at end of period	$200,955	24,653	136,346	22,219	11,261	6,476

	Three Months ended June 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$186,604	19,974	130,253	21,164	10,570	4,643
Provision for credit losses	5,254	880	(750)	1,660	577	2,887
Charge-offs	(3,790)	(15)	(69)	(1,469)	(98)	(2,139)
Recoveries	1,317	8	164	442	4	699
Balance at end of period	$189,385	20,847	129,598	21,797	11,053	6,090

	Six Months ended June 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	14,157	2,308	5,789	3,374	(554)	3,240
Charge-offs	(8,430)	—	(395)	(3,393)	(25)	(4,617)
Recoveries	2,468	20	25	1,044	74	1,305
Balance at end of period	$200,955	24,653	136,346	22,219	11,261	6,476

	Six Months ended June 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	11,514	1,173	3,954	1,539	347	4,501
Charge-offs	(7,083)	(20)	(416)	(2,241)	(102)	(4,304)
Recoveries	2,671	11	244	1,045	49	1,322
Balance at end of period	$189,385	20,847	129,598	21,797	11,053	6,090

During the six months ended June 30, 2024, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the six months ended June 30, 2024, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	June 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$20,978	414	5,600	7,395	4,355	3,214
Accruing loans 60-89 days past due	28,700	3,082	11,590	12,409	883	736
Accruing loans 90 days or more past due	4,692	364	2,644	875	382	427
Non-accrual loans with no ACL	10,428	2,400	3,467	1,952	1,828	781
Non-accrual loans with ACL	2,258	—	2,145	—	—	113
Total past due and non-accrual loans	67,056	6,260	25,446	22,631	7,448	5,271
Current loans receivable	16,784,935	1,765,268	10,688,518	3,043,397	898,436	389,316
Total loans receivable	$16,851,991	1,771,528	10,713,964	3,066,028	905,884	394,587

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$43,455	5,342	18,134	12,745	3,006	4,228
Accruing loans 60-89 days past due	6,512	729	2,439	774	1,527	1,043
Accruing loans 90 days or more past due	3,312	107	2,161	530	283	231
Non-accrual loans with no ACL	20,722	2,562	13,680	1,869	1,966	645
Non-accrual loans with ACL	94	—	—	7	—	87
Total past due and non-accrual loans	74,095	8,740	36,414	15,925	6,782	6,234
Current loans receivable	16,123,987	1,695,804	10,266,892	2,885,938	881,231	394,122
Total loans receivable	$16,198,082	1,704,544	10,303,306	2,901,863	888,013	400,356

The Company had $25,000 and $55,000 of interest reversed on non-accrual loans during the six months ended June 30, 2024 and June 30, 2023, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the six months ended June 30, 2024, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	June 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,620	—	1	11,619	—	—
Residential real estate	11,355	2,395	6,344	606	1,809	201
Other real estate	28,485	5	26,879	1,204	20	377
Other	861	—	—	248	—	613
Total	$52,321	2,400	33,224	13,677	1,829	1,191

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,236	—	6	3,230	—	—
Residential real estate	17,578	11,099	4,317	98	1,968	96
Other real estate	21,635	35	20,598	620	25	357
Other	595	—	—	15	—	580
Total	$43,044	11,134	24,921	3,963	1,993	1,033

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis at the end of the period of the loans modified to borrowers experiencing financial difficulty by segment:

	At or for the Three Months ended June 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	7,624	0.1%	—	—%	7,624
Other commercial	680	—%	—	—%	680
Total	$8,304		$—		$8,304

	At or for the Three Months ended June 30, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$2,014	—%	$—	—%	$2,014
Other commercial	3,424	0.1%	25	—%	3,449
Home equity	52	—%	—	—%	52
Total	$5,490		$25		$5,515

	At or for the Six Months ended June 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$204	—%	$—	—%	$204
Commercial real estate	9,237	0.1%	30,506	0.3%	39,743
Other commercial	10,114	0.3%	441	—%	10,555
Total	$19,555		$30,947		$50,502

	At or for the Six Months ended June 30, 2023
	Term Extension and Payment Deferral		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$6,282	0.1%	$—	—%	$338	—%	$6,620
Other commercial	5,166	0.2%	—	—%	25	—%	5,191
Home equity	52	—%	—	—%	—	—%	52
Other consumer	18	—%	10	—%	—	—%	28
Total	$11,518		$10		$363		$11,891

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended June 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	—%	2 months	—
Other commercial	—%	2 months	—

At or for the Three Months ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	—%	1 month	—
Other commercial	—%	7 months	—
Home equity	—%	10 months	—

At or for the Six Months ended June 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Residential real estate	—%	9 months	—
Commercial real estate	1.67%	9 months	—
Other commercial	—%	9 months	—

At or for the Six Months ended June 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	0.12%	1 year, 4 months	—
Other commercial	—%	1 year	—
Home equity	—%	10 months	—
Other consumer	—%	8 months	$10 thousand

There were no loans modified in the twelve months that had a payment default during the period at June 30, 2024. There were $668,000 and $5,361,000 of additional unfunded commitments on MBFDs outstanding at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had $48,000 and $98,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2024 and December 31, 2023, the Company had $0 and $15,000, respectively, of OREO secured by residential real estate properties.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	June 30, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$204	204	—	—	—
Commercial real estate	39,743	39,359	—	—	384
Other commercial	10,555	10,015	99	—	441
Total	$50,502	49,578	99	—	825

	June 30, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$6,620	1,461	3,545	—	1,614
Other commercial	5,191	3,338	1,496	320	37
Home equity	52	—	—	—	52
Other consumer	28	18	10	—	—
Total	$11,891	4,817	5,051	320	1,703

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

	June 30, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024 (year-to-date)	$—	667,673	639,113	557	28,003	—
2023	—	1,336,519	1,332,961	3,161	397	—
2022	72	2,522,314	2,469,577	38,297	14,440	—
2021	—	2,153,164	2,119,716	20,489	12,959	—
2020	5	1,096,214	1,089,230	1,739	5,245	—
Prior	318	2,645,736	2,579,745	18,603	47,366	22
Revolving loans	—	292,344	287,423	3,347	1,573	1
Total	$395	10,713,964	10,517,765	86,193	109,983	23
Other commercial loans
Term loans by origination year
2024 (year-to-date)	$2,536	194,955	194,258	550	8	139
2023	50	359,137	356,837	729	1,571	—
2022	48	547,892	540,268	1,537	6,039	48
2021	405	492,394	473,380	10,118	8,893	3
2020	130	225,163	218,385	1,958	4,818	2
Prior	224	539,104	513,648	—	25,456	—
Revolving loans	—	707,383	688,514	4,977	13,847	45
Total	$3,393	3,066,028	2,985,290	19,869	60,632	237

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023	$889	$1,316,100	1,313,446	97	2,557	—
2022	430	2,547,939	2,520,484	12,855	14,600	—
2021	145	2,200,677	2,178,153	19,782	2,742	—
2020	—	1,130,117	1,124,525	—	5,592	—
2019	—	691,810	656,203	1,104	34,503	—
Prior	616	2,129,808	2,053,011	18,818	57,948	31
Revolving loans	—	286,855	285,432	1	1,421	1
Total	$2,080	$10,303,306	10,131,254	52,657	119,363	32
Other commercial loans
Term loans by origination year
2023	$3,080	$369,059	367,337	—	1,603	119
2022	406	566,295	561,567	3,319	1,408	1
2021	—	531,558	519,151	10,187	2,218	2
2020	92	245,962	240,613	—	5,347	2
2019	—	145,828	141,336	—	4,490	2
Prior	313	448,619	443,400	—	5,219	—
Revolving loans	—	594,542	577,953	11,977	4,612	—
Total	$3,891	$2,901,863	2,851,357	25,483	24,897	126

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024 (year-to-date)	$—	62,011	61,830	181	—
2023	—	287,522	287,294	228	—
2022	—	668,416	666,781	1,295	340
2021	—	472,164	471,137	1,027	—
2020	—	95,183	95,183	—	—
Prior	—	186,172	182,983	765	2,424
Revolving loans	—	60	60	—	—
Total	$—	1,771,528	1,765,268	3,496	2,764
Home equity loans
Term loans by origination year
2024 (year-to-date)	$—	—	—	—	—
2023	15	145	145	—	—
2022	—	—	—	—	—
2021	—	132	132	—	—
2020	—	—	—	—	—
Prior	10	4,796	4,720	—	76
Revolving loans	—	900,811	893,439	5,238	2,134
Total	$25	905,884	898,436	5,238	2,210
Other consumer loans
Term loans by origination year
2024 (year-to-date)	$3,946	68,155	66,630	1,512	13
2023	220	109,883	109,185	544	154
2022	263	79,214	78,070	894	250
2021	95	50,932	50,101	345	486
2020	24	22,344	22,243	53	48
Prior	69	24,110	23,650	93	367
Revolving loans	—	39,949	39,437	509	3
Total	$4,617	394,587	389,316	3,950	1,321

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023	$—	$234,568	233,753	815	—
2022	5	673,782	671,196	2,586	—
2021	—	495,645	495,645	—	—
2020	—	99,199	99,199	—	—
2019	—	42,054	42,054	—	—
Prior	15	158,828	153,489	2,670	2,669
Revolving loans	—	468	468	—	—
Total	$20	$1,704,544	1,695,804	6,071	2,669
Home equity loans
Term loans by origination year
2023	$—	$—	—	—	—
2022	—	20	20	—	—
2021	48	—	—	—	—
2020	50	21	21	—	—
2019	—	178	178	—	—
Prior	31	5,492	5,277	11	204
Revolving loans	—	882,302	875,735	4,522	2,045
Total	$129	$888,013	881,231	4,533	2,249
Other consumer loans
Term loans by origination year
2023	$7,801	$139,295	137,035	2,079	181
2022	715	98,630	97,536	870	224
2021	170	62,961	62,107	805	49
2020	85	29,143	29,012	119	12
2019	73	12,335	12,279	43	13
Prior	131	17,314	16,664	173	477
Revolving loans	—	40,678	39,489	1,182	7
Total	$8,975	$400,356	394,122	5,271	963

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$31,495		31,222
Accumulated depreciation	(9,131)		(6,940)
Net ROU assets	$22,364	37,885	24,282	40,781
Lease liabilities	$23,447	41,421	25,116	44,319
Weighted-average remaining lease term	11 years	16 years	11 years	16 years
Weighted-average discount rate	3.6%	3.7%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	June 30, 2024
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,740	4,517
Maturing one year through two years	4,751	4,649
Maturing two years through three years	4,761	4,505
Maturing three years through four years	2,672	3,992
Maturing four years through five years	583	3,508
Thereafter	10,842	35,780
Total lease payments	28,349	56,951
Present value of lease payments
Short-term	3,971	3,063
Long-term	19,476	38,358
Total present value of lease payments	23,447	41,421
Difference between lease payments and present value of lease payments	$4,902	15,530

The components of lease expense consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost
Amortization of ROU assets	$1,101	1,032	2,191	2,058
Interest on lease liabilities	216	240	440	484
Operating lease cost	1,309	1,388	2,627	2,884
Short-term lease cost	110	172	233	377
Variable lease cost	291	409	755	852
Sublease income	(10)	(10)	(20)	(23)
Total lease expense	$3,017	3,231	6,226	6,632

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2024		June 30, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$216	866	240	896
Financing cash flows	968	N/A	880	N/A

	Six Months ended
	June 30, 2024		June 30, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$440	1,690	484	1,822
Financing cash flows	1,916	N/A	1,741	N/A
The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2024 and 2023 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net carrying value at beginning of period	$1,023,762	985,393	985,393	985,393
Acquisitions and adjustments	—	—	38,369	—
Net carrying value at end of period	$1,023,762	985,393	1,023,762	985,393

The Company performed its annual goodwill impairment test during the third quarter of 2023 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2024 and December 31, 2023. For additional information relating to current year acquisitions, see Note 14.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Carrying value at beginning of period	$12,534	13,488
Additions	312	434
Amortization	(647)	(1,388)
Carrying value at end of period	$12,199	12,534
Principal balances of loans serviced for others	$1,538,795	1,570,834
Fair value of servicing rights	$18,014	18,000

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

(Dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Loans receivable	$131,963	136,527
Accrued interest receivable	748	376
Other assets	75,659	48,924
Total assets	$208,370	185,827
Liabilities
Other borrowed funds	$64,702	56,578
Accrued interest payable	623	242
Other liabilities	20,409	182
Total liabilities	$85,734	57,002

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $192,528,000 and $83,962,000 as of June 30, 2024 and December 31, 2023, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2024 and 2023. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at June 30, 2024 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2024	$36,007
2025	42,427
2026	13,194
2027	1,594
2028	649
Thereafter	2,547
Total	$96,418

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amortization expense	$5,204	3,959	10,388	7,908
Tax credits and other tax benefits recognized	6,808	5,288	13,610	10,571

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2024	December 31, 2023
U.S. government and federal agency	$—	$113,509
Residential mortgage-backed securities	1,629,504	1,306,047
Commercial mortgage-backed securities	—	67,294
Total	$1,629,504	1,486,850

The repurchase agreements are secured by debt securities with carrying values of $1,920,503,000 and $1,800,829,000 at June 30, 2024 and December 31, 2023, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges

Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the six months ended June 30, 2024. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent. The variable rate is based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At June 30, 2024 and December 31, 2023, the interest rate caps had a fair value of $3,285,000 and $4,990,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $84,000 for the six months ended June 30, 2024 and 2023, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending June 30, 2024 and 2023 was as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amount of gain recognized in OCI	$270	1,922	927	1,886
Amount of gain reclassified from OCI to net income	1,288	1,113	2,548	2,087

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

	June 30, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$2,771	$462	1.7 years	SOFR	4.63%

	December 31, 2023
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$—	$17,988	2.1 years	SOFR	4.63%

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Investment securities available-for-sale	$3,543,848	$3,807,239	$(2,309)	$17,988

The effects of the fair value hedge relationships on the income statement were as follows:

		Three Months Ended		Six Months ended
(Dollars in thousands)	Location of Gain (Loss)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate swap	Interest income on investment securities	$6,358	$—	$25,958	—
AFS debt securities	Interest income on investment securities	(3,520)	—	(20,297)	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2024 and December 31, 2023, loan commitments with interest rate lock commitments totaled $62,821,000 and $22,738,000, respectively. At June 30, 2024 and December 31, 2023, the fair value of the related derivatives on the interest rate lock commitments was $1,045,000 and $604,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At June 30, 2024 and December 31, 2023, TBA commitments were $47,000,000 and $22,000,000, respectively. At June 30, 2024 and December 31, 2023, the fair value of the related derivatives on the TBA securities was $76,000 and $350,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Consulting and outside services	$5,285	5,085	$10,012	9,166
Mergers and acquisition expenses	1,783	211	7,508	563
Debit card expenses	3,300	2,762	6,882	5,727
VIE amortization and other expenses	854	1,218	4,162	3,746
Loan expenses	1,635	1,774	3,934	3,481
Checking and operating expenses	1,817	1,050	3,335	1,716
Telephone	1,501	1,475	3,052	3,054
Employee expenses	1,602	1,952	3,034	3,247
Business development	1,084	1,169	2,732	2,530
Postage	1,187	1,008	2,433	2,126
Printing and supplies	769	692	1,490	1,536
Accounting and audit fees	177	2	999	1,026
Legal fees	534	562	957	887
(Gain) loss on dispositions of fixed assets	(1,503)	1	(2,538)	(14)
Other	2,591	2,162	5,107	4,464
Total other expenses	$22,616	21,123	$53,099	43,255

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2023	$(474,338)	5,546	(468,792)
Other comprehensive income before reclassifications	35,749	1,410	37,159
Reclassification adjustments for gains (losses) and transfers included in net income	24	(1,560)	(1,536)
Reclassification adjustments for amortization included in net income for transferred securities	2,382	—	2,382
Net current period other comprehensive income (loss)	38,155	(150)	38,005
Balance at June 30, 2023	$(436,183)	5,396	(430,787)
Balance at January 1, 2024	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	19,188	695	19,883
Reclassification adjustments for losses and transfers included in net income	(22)	(1,910)	(1,932)
Reclassification adjustments for amortization included in net income for transferred securities	1,511	—	1,511
Net current period other comprehensive income (loss)	20,677	(1,215)	19,462
Balance at June 30, 2024	$(357,051)	2,400	(354,651)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income available to common stockholders, basic and diluted	$44,708	54,955	$77,335	116,166
Average outstanding shares - basic	113,390,539	110,870,964	112,941,341	110,847,806
Add: dilutive restricted stock units and stock options	14,952	4,571	40,190	31,848
Average outstanding shares - diluted	113,405,491	110,875,535	112,981,531	110,879,654
Basic earnings per share	$0.39	0.50	$0.68	1.05
Diluted earnings per share	$0.39	0.50	$0.68	1.05
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	136,673	288,413	136,673	250,651
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2024 and 2023.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2024.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $434,000 and $335,000 for the six month periods ended June 30, 2024 and 2023, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$457,508	—	457,508	—
U.S. government sponsored enterprises	301,583	—	301,583	—
State and local governments	95,639	—	95,639	—
Corporate bonds	14,240	—	14,240	—
Residential mortgage-backed securities	2,558,020	—	2,558,020	—
Commercial mortgage-backed securities	1,072,551	—	1,072,551	—
Loans held for sale, at fair value	39,745	—	39,745	—
Interest rate caps	3,285	—	3,285	—
Interest rate locks	1,045	—	1,045	—
Interest rate swap	2,771	—	2,771	—
Total assets measured at fair value on a recurring basis	$4,546,387	—	4,546,387	—
TBA hedge	$76	—	76	—
Interest rate swap	462	—	462	—
Total liabilities measured at fair value on a recurring basis	$538	—	538	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$455,347	—	455,347	—
U.S. government sponsored enterprises	299,219	—	299,219	—
State and local governments	98,932	—	98,932	—
Corporate bonds	26,253	—	26,253	—
Residential mortgage-backed securities	2,811,263	—	2,811,263	—
Commercial mortgage-backed securities	1,094,705	—	1,094,705	—
Loans held for sale, at fair value	15,691	—	15,691	—
Interest rate caps	4,990	—	4,990	—
Interest rate locks	604	—	604	—
Total assets measured at fair value on a recurring basis	$4,807,004	—	4,807,004	—
TBA hedge	$350	—	350	—
Interest rate swap	17,988	—	17,988	—
Total liabilities measured at fair value on a recurring basis	$18,338	—	18,338	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2024.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$120	—	—	120
Collateral-dependent impaired loans, net of ACL	$2,590	—	—	2,590
Total assets measured at fair value on a non-recurring basis	$2,710	—	—	2,710

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$166	—	—	166
Collateral-dependent impaired loans, net of ACL	1,332	—	—	1,332
Total assets measured at fair value on a non-recurring basis	$1,498	—	—	1,498

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2024	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$120	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
Collateral-dependent impaired loans, net of ACL	$1,226	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,103	Sales comparison approach	Selling costs	10.0% - 20.0% (10.8%)
			Adjustment to comparables	0.0% - 0.0% (0.0%)
	261	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,590

	Fair Value December 31, 2023	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$166	Sales comparison approach	Selling costs	0.0% - 10.0% (8.1%)

Collateral-dependent impaired loans, net of ACL	$1,258	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	74	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
	$1,332
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended June 30, 2024.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$800,779	800,779	—	—
Debt securities, held-to-maturity	3,400,403	—	3,047,069	—
Loans receivable, net of ACL	16,651,036	—	—	16,545,486
Total financial assets	$20,852,218	800,779	3,047,069	16,545,486
Financial liabilities
Term deposits	$3,064,613	—	3,107,289	—
FHLB advances	2,350,000	—	2,345,808	—
Repurchase agreements and other borrowed funds	1,717,653	—	1,717,653	—
Subordinated debentures	133,024	—	121,446	—
Total financial liabilities	$7,265,290	—	7,292,196	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,354,342	1,354,342	—	—
Debt securities, held-to-maturity	3,502,411	—	3,180,194	—
Loans receivable, net of ACL	16,005,325	—	—	16,133,681
Total financial assets	$20,862,078	1,354,342	3,180,194	16,133,681
Financial liabilities
Term deposits	$2,915,393	—	2,955,521	—
FRB Bank Term Funding	2,740,000	—	2,738,031	—
Repurchase agreements and other borrowed funds	1,568,545	—	1,568,545	—
Subordinated debentures	132,943	—	119,768	—
Total financial liabilities	$7,356,881	—	7,381,865	—

Note 14. Mergers and Acquisitions

On January 31, 2024, the Company acquired 100% percent of the outstanding common stock of Community Financial Group, Inc. (“CFGW”) and its wholly-owned subsidiary, Wheatland Bank (“Wheatland”), a community bank based in Spokane, Washington. Wheatland provides banking services to individuals and businesses in Washington with locations in Chelan, Wenatchee, Ellensburg, Yakima, Quincy, Moses Lake, Pasco, Odessa, Davenport, Ritzville, and Spokane. Wheatland merged into the Bank and became a new bank division headquartered in Spokane and the Bank’s existing Washington-based division, North Cascades Bank, combined with the new Wheatland division. The preliminary value of the Wheatland acquisition was $93,156,000 and as part of the transaction, the Company issued 2,389,684 shares of its common stock and paid $771,000 in cash in exchange for all of Wheatland’s outstanding shares of common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the January 31, 2024 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Bank and Wheatland. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

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

The Company incurred $7,254,000 of expenses in connection with the Wheatland acquisition during the six months ended June 30, 2024. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $14,676,000 and net loss was approximately $7,062,000 from January 31, 2024 to June 30, 2024. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland acquisition had occurred on January 1, 2023:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income and non-interest income	$198,682	208,228	397,607	429,155
Net income	44,708	56,685	75,310	119,043

Note 15. Subsequent Event

On July 19, 2024, the Bank completed the acquisition of six Montana branch locations (the “branches”) of Rocky Mountain Bank Division of HTLF Bank. The acquisition resulted in the Company paying a deposit premium of $25,240,000 to acquire the Branches. As of July 19, 2024, the acquired Branches had preliminary gross loans of $290,026,000, and deposits of $395,080,000. The Branches are located in Billings, Bozeman, Plentywood, Stevensville, and Whitehall. The Branches will be combined with existing divisions of the Bank operating in Montana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

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
•legislative or regulatory changes, including increased FDIC insurance rates and assessments, changes in the review and regulation of banks and bank mergers, or increased banking and consumer protection regulations, that may adversely affect the Company’s business and strategies;
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
•changes in the competitive landscape, including as may result from new market entrants or technologies or further consolidation in the financial services industry, which may result in the creation or further growth of larger competitors or new market entrants with greater financial resources;
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
•risks associated with managing risks involved in the foregoing; and
•effects of any reputational damage to the Company resulting from any of the foregoing.

Forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Operating results
Net income	$44,708	32,627	54,955	77,335	116,166
Basic earnings per share	$0.39	0.29	0.50	0.68	1.05
Diluted earnings per share	$0.39	0.29	0.50	0.68	1.05
Dividends declared per share	$0.33	0.33	0.33	0.66	0.66
Market value per share
Closing	$37.32	40.28	31.17	37.32	31.17
High	$40.18	42.75	42.21	42.75	50.03
Low	$34.35	34.74	26.77	34.35	26.77
Selected ratios and other data
Number of common stock shares outstanding	113,394,092	113,388,590	110,873,887	113,394,092	110,873,887
Average outstanding shares - basic	113,390,539	112,492,142	110,870,964	112,941,341	110,847,806
Average outstanding shares - diluted	113,405,491	112,554,402	110,875,535	112,981,531	110,879,654
Return on average assets (annualized)	0.66%	0.47%	0.81%	0.56%	0.87%
Return on average equity (annualized)	5.77%	4.25%	7.52%	5.01%	8.03%
Efficiency ratio	67.97%	74.41%	62.73%	71.17%	61.52%
Loan to deposit ratio	84.03%	82.04%	79.92%	84.03%	79.92%
Number of full time equivalent employees	3,399	3,438	3,369	3,399	3,369
Number of locations	231	232	222	231	222
Number of ATMs	286	285	274	286	274

The Company reported net income of $44.7 million for the current quarter, an increase of $12.1 million, or 37 percent from the prior quarter net income of $32.6 million and a decrease of $10.2 million, or 19 percent, from the $55.0 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.39 per share, an increase of 34 percent from the prior quarter diluted earnings per share of $0.29 per share and a decrease of 22 percent from the prior year second quarter diluted earnings per share of $0.50. The decrease in net income compared to the prior year second quarter was primarily due to the significant increase in funding costs over the prior year second quarter combined with the increased costs associated with the acquisition of Wheatland.

On January 31, 2024, the Company’s completed the acquisition of Community Financial Group, Inc., the parent company of Wheatland Bank (collectively, “Wheatland”), headquartered in Spokane, Washington. Wheatland has 14 branches in eastern Washington and was combined with the North Cascades Bank division, with combined operations under the name Wheatland Bank, division of Glacier Bank. The Company’s results of operations and financial condition include the Wheatland acquisition beginning on the acquisition date. The following table discloses the preliminary fair value estimates of select classifications of assets and liabilities acquired:

Wheatland
(Dollars in thousands)	January 31, 2024
Total assets	$777,659
Debt securities	187,183
Loans receivable	450,403
Non-interest bearing deposits	277,651
Interest bearing deposits	339,304
Borrowings	58,500

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023
Cash and cash equivalents	$800,779	788,660	1,354,342	1,051,320	12,119	(553,563)	(250,541)
Debt securities, available-for-sale	4,499,541	4,629,073	4,785,719	4,999,820	(129,532)	(286,178)	(500,279)
Debt securities, held-to-maturity	3,400,403	3,451,583	3,502,411	3,608,289	(51,180)	(102,008)	(207,886)
Total debt securities	7,899,944	8,080,656	8,288,130	8,608,109	(180,712)	(388,186)	(708,165)
Loans receivable
Residential real estate	1,771,528	1,752,514	1,704,544	1,588,175	19,014	66,984	183,353
Commercial real estate	10,713,964	10,672,269	10,303,306	10,220,751	41,695	410,658	493,213
Other commercial	3,066,028	3,030,608	2,901,863	2,888,810	35,420	164,165	177,218
Home equity	905,884	883,062	888,013	862,240	22,822	17,871	43,644
Other consumer	394,587	394,049	400,356	394,986	538	(5,769)	(399)
Loans receivable	16,851,991	16,732,502	16,198,082	15,954,962	119,489	653,909	897,029
Allowance for credit losses	(200,955)	(198,779)	(192,757)	(189,385)	(2,176)	(8,198)	(11,570)
Loans receivable, net	16,651,036	16,533,723	16,005,325	15,765,577	117,313	645,711	885,459
Other assets	2,453,581	2,419,131	2,094,832	2,102,673	34,450	358,749	350,908
Total assets	$27,805,340	27,822,170	27,742,629	27,527,679	(16,830)	62,711	277,661

The $801 million cash balance at June 30, 2024 decreased $554 million from the prior year end as cash was utilized to partially fund the maturity of the BTFP at the end of the prior quarter. Total debt securities of $7.900 billion at June 30, 2024 decreased $181 million, or 2 percent, during the current quarter and decreased $708 million, or 8 percent, from the prior year second quarter. Debt securities represented 28 percent of total assets at June 30, 2024 compared to 30 percent at December 31, 2023 and 31 percent at June 30, 2023.

The loan portfolio of $16.852 billion at June 30, 2024 increased $119 million, or 3 percent annualized, during the current quarter and increased $897 million, or 6 percent, from the prior year second quarter. Excluding the Wheatland acquisition, the loan portfolio increased $204 million, or 3 percent annualized, during the first half of 2024 and increased $447 million, or 3 percent, from the prior year second quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023
Deposits
Non-interest bearing deposits	$6,093,430	6,055,069	6,022,980	6,458,394	38,361	70,450	(364,964)
NOW and DDA accounts	5,219,838	5,376,605	5,321,257	5,154,442	(156,767)	(101,419)	65,396
Savings accounts	2,862,034	2,949,908	2,833,887	2,808,571	(87,874)	28,147	53,463
Money market deposit accounts	2,858,850	3,002,942	2,831,624	3,094,302	(144,092)	27,226	(235,452)
Certificate accounts	3,064,613	3,039,190	2,915,393	2,014,104	25,423	149,220	1,050,509
Core deposits, total	20,098,765	20,423,714	19,925,141	19,529,813	(324,949)	173,624	568,952
Wholesale deposits	2,994	3,809	4,026	478,417	(815)	(1,032)	(475,423)
Deposits, total	20,101,759	20,427,523	19,929,167	20,008,230	(325,764)	172,592	93,529
Securities sold under agreements to repurchase	1,629,504	1,540,008	1,486,850	1,356,862	89,496	142,654	272,642
Federal Home Loan Bank advances	2,350,000	2,140,157	—	—	209,843	2,350,000	2,350,000
FRB Bank Term Funding	—	—	2,740,000	2,740,000	—	(2,740,000)	(2,740,000)
Other borrowed funds	88,149	88,814	81,695	75,819	(665)	6,454	12,330
Subordinated debentures	133,024	132,984	132,943	132,863	40	81	161
Other liabilities	365,459	381,977	351,693	287,379	(16,518)	13,766	78,080
Total liabilities	$24,667,895	24,711,463	24,722,348	24,601,153	(43,568)	(54,453)	66,742

Total core deposits of $20.099 billion at June 30, 2024 decreased $325 million, or 2 percent, during the current quarter and increased $569 million, or 3 percent, from the prior year second quarter. Excluding the Wheatland acquisition, total core deposits decreased $48.0 million, or 25 basis points, from the prior year second quarter. Non-interest bearing deposits of $6.093 billion increased $38.4 million, or 3 percent annualized, during the current quarter. Non-interest bearing deposits represented 30 percent of total deposits at both June 30, 2024 and December 31, 2023 compared to 32 percent at June 30, 2023.

FHLB borrowings of $2.350 billion increased $210 million, or 10 percent, during the quarter. Upon maturity in the prior quarter, the Company paid off its $2.740 billion BTFP borrowings with a combination of $2.140 billion in FHLB borrowings and cash. See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023
Common equity	$3,492,096	3,483,012	3,394,394	3,357,313	9,084	97,702	134,783
Accumulated other comprehensive loss	(354,651)	(372,305)	(374,113)	(430,787)	17,654	19,462	76,136
Total stockholders’ equity	3,137,445	3,110,707	3,020,281	2,926,526	26,738	117,164	210,919
Goodwill and core deposit intangible, net	(1,066,790)	(1,069,808)	(1,017,263)	(1,022,118)	3,018	(49,527)	(44,672)
Tangible stockholders’ equity	$2,070,655	2,040,899	2,003,018	1,904,408	29,756	67,637	166,247

Stockholders’ equity to total assets	11.28%	11.18%	10.89%	10.63%
Tangible stockholders’ equity to total tangible assets	7.74%	7.63%	7.49%	7.18%
Book value per common share	$27.67	27.43	27.24	26.40	0.24	0.43	1.27
Tangible book value per common share	$18.26	18.00	18.06	17.18	0.26	0.20	1.08

Tangible stockholders’ equity of $2.071 billion at June 30, 2024 increased $67.6 million, or 3 percent, compared to the prior year end and was primarily due to $92.4 million of Company common stock issued for the acquisition of Wheatland. The increase was partially offset by the increase in goodwill and core deposits associated with the acquisition of Wheatland. Tangible book value per common share of $18.26 at the current quarter end increased $0.20 per share, or 1 percent, from the prior year end and increased $1.08 per share, or 6 percent, from the prior year second quarter.

Cash Dividend
On June 25, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The current quarter dividend of $0.33 per share was consistent with the dividend declared in the prior quarter and the prior year second quarter. The dividend was payable July 18, 2024 to shareholders of record on July 9, 2024. The dividend was the Company’s 157th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital levels, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2024
Compared to March 31, 2024, and June 30, 2023

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Mar 31, 2024	Jun 30, 2023
Net interest income
Interest income	$273,834	279,402	247,365	(5,568)	26,469
Interest expense	107,356	112,922	75,385	(5,566)	31,971
Total net interest income	166,478	166,480	171,980	(2)	(5,502)
Non-interest income
Service charges and other fees	19,422	18,563	18,967	859	455
Miscellaneous loan fees and charges	4,821	4,362	4,162	459	659
Gain on sale of loans	4,669	3,362	3,528	1,307	1,141
(Loss) gain on sale of investments	(12)	16	(23)	(28)	11
Other income	3,304	3,686	2,445	(382)	859
Total non-interest income	32,204	29,989	29,079	2,215	3,125
Total income	$198,682	196,469	201,059	2,213	(2,377)
Net interest margin (tax-equivalent)	2.68%	2.59%	2.74%

Net Interest Income
The current quarter interest income of $274 million decreased $5.6 million, or 2 percent, over the prior quarter and was driven by the decrease in cash balances used to partially pay off of the BTFP borrowings at the end of the first quarter of the current year. The current quarter interest income increased $26.5 million, or 11 percent, from the prior year second quarter was due to the increase in the loan yields and the increase in average balances of the loan portfolio. The loan yield of 5.58 percent in the current quarter increased 12 basis points from the prior quarter loan yield of 5.46 percent and increased 46 basis points from the prior year second quarter loan yield of 5.12 percent.

The current quarter interest expense of $107 million decreased $5.6 million, or 5 percent, over the prior quarter and was primarily attributable to the payoff of the BTFP borrowings. The current quarter interest expense increased $32.0 million, or 42 percent, over the prior year second quarter primarily the result of an increase in rates on deposits and borrowings. Core deposit cost (including non-interest bearing deposits) was 1.36 percent for the current quarter compared to 1.34 percent in the prior quarter and 0.57 percent for the prior year second quarter. The total cost of funding (including non-interest bearing deposits) of 1.80 percent in the current quarter decreased 4 basis points from the prior quarter which was driven by the decrease in borrowings. The current quarter cost of funds increased 54 basis points from the prior year second quarter which was the result of the increased deposit rates.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 2.68 percent, an increase of 9 basis points from the prior quarter net interest margin of 2.59 percent and was primarily driven by a decrease in average cash and wholesale funding balances resulting from the payoff of BTFP borrowings at the end of the first quarter of 2024 as well as an increase in loan yields. Excluding the 4 basis points from discount accretion and 1 basis point from non-accrual interest, the core net interest margin was 2.63 percent in the current quarter compared to 2.55 percent in the prior quarter.

Non-interest Income
Non-interest income for the current quarter totaled $32.2 million, which was an increase of $2.2 million, or 7 percent, over the prior quarter and an increase of $3.1 million, or 11 percent, over the prior year second quarter. Service charges and other fees of $19.4 million for the current quarter increased $859 thousand, or 5 percent, compared to the prior quarter and increased $455 thousand, or 2 percent, compared to the prior year second quarter. Gain on the sale of residential loans of $4.7 million for the current quarter increased $1.3 million, or 39 percent, compared to the prior quarter and increased $1.1 million, or 32 percent, from the prior year second quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Mar 31, 2024	Jun 30, 2023
Compensation and employee benefits	$84,434	85,789	78,764	(1,355)	5,670
Occupancy and equipment	11,594	11,883	10,827	(289)	767
Advertising and promotions	4,362	3,983	3,733	379	629
Data processing	9,387	9,159	8,402	228	985
Other real estate owned	149	25	14	124	135
Regulatory assessments and insurance	5,393	7,761	5,314	(2,368)	79
Core deposit intangibles amortization	3,017	2,760	2,427	257	590
Other expenses	22,616	30,483	21,123	(7,867)	1,493
Total non-interest expense	$140,952	151,843	130,604	(10,891)	10,348

Total non-interest expense of $141 million for the current quarter decreased $10.9 million, or 7 percent, over the prior quarter and increased $10.3 million, or 8 percent, over the prior year second quarter. Compensation and employee benefits of $84.4 million decreased $1.4 million from the prior quarter and was primarily driven by a decrease in performance-related compensation. Compensation and employee benefits increased $5.7 million, or 7 percent, from the prior year second quarter and was driven by annual salary increases and increases from the acquisition of Wheatland. Regulatory assessment and insurance of $5.4 million decreased $2.4 million, or 31 percent, from the prior quarter and was primarily attributable to the prior quarter accrual adjustment of the FDIC special assessment for the estimated losses associated with the bank failures in March of 2023.

Other expenses of $22.6 million decreased $7.9 million, or 26 percent, from the prior quarter which was primarily attributable to a $3.9 million decrease in acquisition-related expenses and a $2.5 million decrease in expenses associated with equity investments in tax credits.

Efficiency Ratio
The efficiency ratio was 67.97 percent in the current quarter compared to 74.41 percent in the prior quarter and 62.73 percent in the prior year second quarter. The decrease from the prior quarter was principally driven by the decreased operating costs, including acquisition-related costs, from the Wheatland acquisition. The increase in the efficiency ratio from prior year second quarter was the combined impact of the expenses related to the Wheatland acquisition and a decrease in net interest income.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2024	$5,066	$2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%
Third quarter 2022	8,382	3,154	1.20%	0.07%	0.13%

Net charge-offs for the current quarter were $2.9 million compared to $3.1 million in the prior quarter and $2.5 million for the prior year second quarter. Net charge-offs of $2.9 million included $2.2 million in deposit overdraft net charge-offs and $716 thousand of net loan charge-offs.

The current quarter credit loss expense of $3.5 million included $5.1 million of credit loss expense from loans and $1.6 million of credit loss benefit from unfunded loan commitments. For the first half of the current year, the provision for credit losses included $5.3 million of provision for credit losses on loans and $818 thousand of provision for credit losses on unfunded loan commitments from the acquisition of Wheatland.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months Ended June 30, 2024
Compared to June 30, 2023

Income Summary
The following table summarizes income for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2024	Jun 30, 2023	$ Change	% Change
Net interest income
Interest income	$553,236	479,253	73,983	15%
Interest expense	220,278	121,081	99,197	82%
Total net interest income	332,958	358,172	(25,214)	(7)%
Non-interest income
Service charges and other fees	37,985	36,738	1,247	3%
Miscellaneous loan fees and charges	9,183	8,129	1,054	13%
Gain on sale of loans	8,031	5,928	2,103	35%
Gain (loss) on sale of debt securities	4	(137)	141	(103)%
Other income	6,990	6,316	674	11%
Total non-interest income	62,193	56,974	5,219	9%
Total income	$395,151	415,146	(19,995)	(5)%
Net interest margin (tax-equivalent)	2.64%	2.91%

Net Interest Income
Net-interest income of $333 million for the first half of 2024 decreased $25.2 million, or 7 percent, over 2023 and was primarily driven by increased interest expense which outpaced the increase in interest income. Interest income of $553 million for 2024 increased $74.0 million, or 15 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.52 percent during the first half of 2024, an increase of 45 basis points from the prior year first half loan yield of 5.07 percent.

Interest expense of $220 million for the first half of 2024 increased $99 million, or 82 percent, over the same period in the prior year and was primarily the result of higher interest rates on deposits. Core deposit cost (including non-interest bearing deposits) was 1.35 percent for the first six months of 2024 compared to 0.40 percent for the same period in the prior year. The total funding cost (including non-interest bearing deposits) for the first six months of 2024 was 1.82 percent, which was an increase of 79 basis points over the first six months of the prior year funding cost of 1.03 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first half of 2024 was 2.64 percent, a 27 basis points decrease from the net interest margin of 2.91 percent for the first half of the prior year. Excluding the 3 basis points from discount accretion and 1 basis point from non-accrual interest, the core net interest margin was 2.60 percent in the first half of the current year compared to 2.90 percent in the prior year first half.

Non-interest Income
Non-interest income of $62.2 million for the first six months of 2024 increased $5.2 million, or 9 percent, over the same period last year. Gain on sale of residential loans of $8.0 million for the first six months of 2024 increased by $2.1 million, or 35 percent, over the first six months of the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2024	Jun 30, 2023	$ Change	% Change
Compensation and employee benefits	$170,223	$160,241	$9,982	6%
Occupancy and equipment	23,477	22,492	985	4%
Advertising and promotions	8,345	7,968	377	5%
Data processing	18,546	16,511	2,035	12%
Other real estate owned	174	26	148	569%
Regulatory assessments and insurance	13,154	10,217	2,937	29%
Core deposit intangibles amortization	5,777	4,876	901	18%
Other expenses	53,099	43,255	9,844	23%
Total non-interest expense	$292,795	$265,586	$27,209	10%

Total non-interest expense of $293 million for the first half of 2024 increased $27.2 million, or 10 percent, over the same period in the prior year. Compensation and employee benefits expense of $170 million in the first six months of 2024 increased $10.0 million, or 6 percent, over the same period in the prior year and was driven by annual salary increases and the acquisition of Wheatland. Data processing expenses of $18.5 million for the first half of 2024 increased $2.0 million, or 12 percent, from the same period in the prior year. Regulatory assessments and insurance expense of $13.2 million for the first half of 2024 increased $2.9 million, or 29 percent, over the same period in the prior year which was principally due to the accrual adjustment for the FDIC special assessment. Other expenses of $53.1 million for the first half of 2024 increased $9.8 million, or 23 percent, from the first half of the prior year and was primarily driven by an increase of $6.9 million of acquisition-related expenses, which was partially offset by gains of $2.5 million from the sale of former branch facilities and disposal of fixed assets.

Efficiency Ratio
The efficiency ratio was 71.17 percent for the first six months of 2024 compared to 61.52 percent for the same period of 2023. The increase from the prior year was primarily attributable to the increase in interest expense in the current year that outpaced the increase in interest income and increased non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $11.8 million for the first half of 2024, an increase of $3.5 million, or 43 percent, over the same period in the prior year and was primarily attributable to $5.3 million from the acquisition of Wheatland. Net charge-offs for the first half of 2024 were $6.0 million compared to $4.4 million in the first half of 2023.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as either available-for-sale or held-to-maturity. Non-marketable equity securities primarily consist of capital stock issued by the FHLB of Des Moines.

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$457,508	6%	$455,347	5%	$446,841	5%
U.S. government sponsored enterprises	301,583	4%	299,219	4%	291,107	3%
State and local governments	95,639	1%	98,932	1%	100,204	1%
Corporate bonds	14,240	1%	26,253	1%	25,940	1%
Residential mortgage-backed securities	2,558,020	32%	2,811,263	34%	3,020,445	35%
Commercial mortgage-backed securities	1,072,551	14%	1,094,705	13%	1,115,283	13%
Total available-for-sale	4,499,541	58%	4,785,719	58%	4,999,820	58%
Held-to-maturity
U.S. government and federal agency	856,307	11%	853,273	10%	850,234	10%
State and local governments	1,636,726	20%	1,650,000	20%	1,665,346	19%
Residential mortgage-backed securities	907,370	11%	999,138	12%	1,092,709	13%
Total held-to-maturity	3,400,403	42%	3,502,411	42%	3,608,289	42%
Total debt securities	$7,899,944	100%	$8,288,130	100%	$8,608,109	100%

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

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$438,822	391,069	446,206	402,932
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,237,206	1,077,191	1,244,344	1,107,064
S&P: A+, A, A- / Moody’s: A1, A2, A3	52,485	51,594	55,511	55,101
Not rated by either entity	7,613	7,292	5,842	5,486
Total	$1,736,126	1,527,146	1,751,903	1,570,583

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$373,640	348,125	383,400	361,728
General obligation - limited	182,450	161,599	183,078	165,993
Revenue	1,141,301	982,005	1,146,341	1,006,088
Certificate of participation	36,072	32,835	36,396	34,144
Other	2,663	2,582	2,688	2,630
Total	$1,736,126	1,527,146	1,751,903	1,570,583

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$371,072	330,471	372,926	334,583
Texas	121,009	108,187	125,906	114,753
Michigan	81,132	75,452	82,575	79,012
California	113,134	103,519	113,983	104,960
Washington	97,806	87,821	98,239	90,413
All other states	951,973	821,696	958,274	846,862
Total	$1,736,126	1,527,146	1,751,903	1,570,583

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2024. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$47,798	0.79%	$399,424	1.10%	$2,366	6.12%	$7,920	4.79%	$—	—%	$457,508	1.15%
U.S. government sponsored enterprises	—	—%	301,583	1.29%	—	—%	—	—%	—	—%	301,583	1.29%
State and local governments	5,136	1.69%	40,436	1.88%	23,742	2.63%	26,325	2.50%	—	—%	95,639	2.23%
Corporate bonds	—	—%	9,776	3.66%	3,636	4.00%	828	0.46%	—	—%	14,240	3.58%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,558,020	1.22%	2,558,020	1.22%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,072,551	2.54%	1,072,551	2.55%
Total available-for-sale	52,934	0.87%	751,219	1.25%	29,744	3.08%	35,073	2.97%	3,630,571	1.60%	4,499,541	1.55%
Held-to-maturity
U.S. government and federal agency	—	—%	856,307	1.62%	—	—%	—	—%	—	—%	856,307	1.62%
State and local governments	8,550	2.57%	80,694	3.07%	180,213	3.14%	1,367,269	2.47%	—	—%	1,636,726	2.58%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	907,370	1.63%	907,370	1.63%
Total held-to-maturity	8,550	2.57%	937,001	1.74%	180,213	3.14%	1,367,269	2.47%	907,370	1.63%	3,400,403	2.08%
Total debt securities	$61,484	1.10%	$1,688,220	1.51%	$209,957	3.13%	$1,402,342	2.49%	$4,537,941	1.60%	$7,899,944	1.77%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2024, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at June 30, 2024.

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

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of June 30, 2024, the Company determined that none of such securities were impaired.

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

	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,771,528	11%	$1,704,544	11%	$1,588,175	10%
Commercial real estate	10,713,964	64%	10,303,306	64%	10,220,751	65%
Other commercial	3,066,028	18%	2,901,863	18%	2,888,810	18%
Home equity	905,884	6%	888,013	6%	862,240	5%
Other consumer	394,587	2%	400,356	2%	394,986	3%
Loans receivable	16,851,991	101%	16,198,082	101%	15,954,962	101%
Allowance for credit losses	(200,955)	(1)%	(192,757)	(1)%	(189,385)	(1)%
Loans receivable, net	$16,651,036	100%	$16,005,325	100%	$15,765,577	100%

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio follows.

	June 30, 2024
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$687,903	$747,622	$1,435,525	13.4%
Multi-family	—	1,233,024	1,233,024	11.5%
Retail	403,850	725,292	1,129,142	10.5%
Industrial and warehouse	760,337	423,062	1,183,399	11.0%
Medical and nursing	247,930	340,533	588,463	5.5%
Mini and RV Storage	10,084	554,832	564,916	5.3%
Hotel	—	548,141	548,141	5.1%
Agriculture real estate	537,727	—	537,727	5.0%
Land	77,928	405,359	483,287	4.5%
Restaurant and entertainment	225,457	88,349	313,806	2.9%
Automotive and transportation	252,805	36,238	289,043	2.7%
Other commercial real estate	1,993,155	414,336	2,407,491	22.5%
Total commercial real estate	$5,197,176	$5,516,788	$10,713,964	100%

The following table summarizes the Company’s CRE portfolio by geographic location, including occupancy as of the dates indicated:

(Dollars in thousands)	June 30, 2024
	Amount	Percent of total CRE
Montana	$2,838,595	26.5%
Utah	1,904,293	17.8%
Idaho	1,519,961	14.2%
Arizona	1,255,311	11.7%
Colorado	1,104,049	10.3%
Wyoming	767,573	7.2%
Nevada	742,770	6.9%
Washington	581,412	5.4%
Total commercial real estate	$10,713,964	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our eight-state footprint. Specifically, our CRE portfolio has an average loan balance of $777 thousand with an average loan-to-value ratio (“LTV”) of 59% as of June 30, 2024.

Due to the recent trends in the banking industry, there has been increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many large metropolitan areas continue to show signs of stress. The Company has limited exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban and rural markets with strong occupancy levels. The Company maintains a practice of regular and ongoing loan reviews, stress tests, and sensitivity analyses to assess the level of risk in the loan portfolio. Loan reviews include monitoring past due rates, non-performing trends, concentrations, LTV’s, among other qualitative factors. Loan policies are robust and are updated as needed to meet the strategic and risk mitigation goals of the company.

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Other real estate owned and foreclosed assets	$630	891	1,503	—
Accruing loans 90 days or more past due	4,692	3,796	3,312	3,876
Non-accrual loans	12,686	20,738	20,816	28,094
Total non-performing assets	$18,008	25,425	25,631	31,970
Non-performing assets as a percentage of subsidiary assets	0.06%	0.09%	0.09%	0.12%
ACL as a percentage of non-performing loans	1,116%	810%	799%	592%
Accruing loans 30-89 days past due	$49,678	62,423	49,967	24,863
U.S. government guarantees included in non-performing assets	$1,228	1,490	1,503	1,035
Interest income [1]	$354	283	1,085	706
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $18.0 million at June 30, 2024 decreased $7.4 million, or 29 percent, over the prior quarter and decreased $14.0 million, or 44 percent, over the prior year second quarter. Non-performing assets as a percentage of subsidiary assets at June 30, 2024 was 0.06 percent compared to 0.09 percent in the prior quarter and 0.12 percent in the prior year second quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $49.7 million at June 30, 2024 decreased $12.7 million from the prior quarter and increased $24.8 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2024 were 0.29 percent compared to 0.37 percent for the prior quarter end and 0.16 percent for the prior year second quarter.
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

Modifications to Borrowers Experiencing Financial Difficulty
The company identifies modifications to borrowers experiencing financial difficulty (“MBFD”) as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at June 30, 2024 had an amortized cost of $50.5 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2024 was $180 thousand. The fair value of the loan collateral acquired in foreclosure during 2024 was $104 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Balance at beginning of period	$1,503	1,503	32	32
Additions	104	16	1,563	74
Capital improvements	1	1	—	—
Write-downs	(16)	—	(8)	—
Sales	(962)	(629)	(84)	(54)
Balance at end of period	$630	891	1,503	52

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2024			December 31, 2023			June 30, 2023
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$24,653	12%	11%	$22,325	12%	11%	$20,847	11%	10%
Commercial real estate	136,346	68%	64%	130,924	68%	64%	129,598	68%	64%
Other commercial	22,219	11%	18%	21,194	11%	18%	21,797	12%	18%
Home equity	11,261	6%	5%	11,766	6%	5%	11,053	6%	6%
Other consumer	6,476	3%	2%	6,548	3%	2%	6,090	3%	2%
Total	$200,955	100%	100%	$192,757	100%	100%	$189,385	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Balance at beginning of period	$192,757	192,757	182,283	182,283
Acquisitions	3	3	—	—
Provision for credit losses	14,157	9,091	20,790	11,514
Net (charge-offs) recoveries
Residential real estate	20	4	(3)	(9)
Commercial real estate	(370)	19	(1,640)	(172)
Other commercial	(2,349)	(1,393)	(2,256)	(1,196)
Home equity	49	(3)	38	(53)
Other consumer	(3,312)	(1,699)	(6,455)	(2,982)
Net charge-offs	(5,962)	(3,072)	(10,316)	(4,412)
Balance at end of period	$200,955	198,779	192,757	189,385
ACL as a percentage of total loans	1.19%	1.19%	1.19%	1.19%
Non-accrual loans as a percentage of total loans	0.08%	0.12%	0.13%	0.18%
ACL as a percentage of non-accrual loans	1,584.07%	958.52%	926.01%	674.11%

The following table summarizes net charge-offs as a percentage of average loans for the periods indicated:

	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
Residential real estate	—%	—%	—%	—%
Commercial real estate	—%	—%	(0.02)%	—%
Other commercial	(0.08)%	(0.07)%	(0.08)%	(0.04)%
Home equity	0.01%	.	—%	(0.01)%
Other consumer	(0.84)%	(0.22)%	(1.64)%	(0.70)%
Total net charge-offs	(0.04)%	(0.02)%	(0.07)%	(0.03)%

The current quarter credit loss expense of $3.5 million included $5.1 million of credit loss expense from loans and $1.6 million of credit loss benefit from unfunded loan commitments. For the first half of the current year, the provision for credit losses included $5.3 million of provision for credit losses on loans and $818 thousand of provision for credit losses on unfunded loan commitments from the acquisition of Wheatland. The Company’s ACL of $201 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2024 and 2023, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 231 locations, including 195 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

The primary responsibility for credit risk assessment and identification of problem loans rests with the loan officer of the account. This continuous process of identifying non-performing loans is necessary to support management’s evaluation of the ACL adequacy. An independent loan review function verifying credit risk ratings evaluates the loan officer’s and management’s evaluation of the loan portfolio credit quality. The ACL evaluation is well documented and approved by the Company’s Board. In addition, the policy and procedures for determining the balance of the ACL are reviewed annually by the Company’s Board, the internal audit department, independent credit reviewers and state and federal bank regulatory agencies.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023
Custom and owner occupied construction	$233,978	$273,835	$290,572	$315,651	(15)%	(19)%	(26)%
Pre-sold and spec construction	198,219	223,294	236,596	306,440	(11)%	(16)%	(35)%
Total residential construction	432,197	497,129	527,168	622,091	(13)%	(18)%	(31)%
Land development	209,794	215,828	232,966	238,897	(3)%	(10)%	(12)%
Consumer land or lots	190,781	188,635	187,545	182,251	1%	2%	5%
Unimproved land	108,763	103,032	87,739	91,157	6%	24%	19%
Developed lots for operative builders	57,140	47,591	56,142	65,134	20%	2%	(12)%
Commercial lots	99,036	92,748	87,185	94,334	7%	14%	5%
Other construction	810,536	915,782	900,547	1,039,192	(11)%	(10)%	(22)%
Total land, lot, and other construction	1,476,050	1,563,616	1,552,124	1,710,965	(6)%	(5)%	(14)%
Owner occupied	3,087,814	3,057,348	3,035,768	2,934,724	1%	2%	5%
Non-owner occupied	3,941,786	3,920,696	3,742,916	3,714,531	1%	5%	6%
Total commercial real estate	7,029,600	6,978,044	6,778,684	6,649,255	1%	4%	6%
Commercial and industrial	1,400,896	1,371,201	1,363,479	1,370,393	2%	3%	2%
Agriculture	962,384	929,420	772,458	770,378	4%	25%	25%
1st lien	2,353,912	2,276,638	2,127,989	1,956,205	3%	11%	20%
Junior lien	56,049	51,579	47,230	46,616	9%	19%	20%
Total 1-4 family	2,409,961	2,328,217	2,175,219	2,002,821	4%	11%	20%
Multifamily residential	1,027,962	881,117	796,538	664,859	17%	29%	55%
Home equity lines of credit	974,000	947,652	979,891	940,048	3%	(1)%	4%
Other consumer	220,755	223,566	229,154	231,519	(1)%	(4)%	(5)%
Total consumer	1,194,755	1,171,218	1,209,045	1,171,567	2%	(1)%	2%
States and political subdivisions	777,426	848,454	834,947	812,688	(8)%	(7)%	(4)%
Other	180,505	191,121	204,111	214,951	(6)%	(12)%	(16)%
Total loans receivable, including loans held for sale	16,891,736	16,759,537	16,213,773	15,989,968	1%	4%	6%
Less loans held for sale [1]	(39,745)	(27,035)	(15,691)	(35,006)	47%	153%	14%
Total loans receivable	$16,851,991	$16,732,502	$16,198,082	$15,954,962	1%	4%	6%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Jun 30, 2024	Jun 30, 2024	Jun 30, 2024
Custom and owner occupied construction	$206	210	214	219	206	—	—
Pre-sold and spec construction	2,908	1,049	763	1,548	2,145	763	—
Total residential construction	3,114	1,259	977	1,767	2,351	763	—
Land development	—	28	35	118	—	—	—
Consumer land or lots	429	144	96	239	201	228	—
Unimproved land	—	—	—	43	—	—	—
Developed lots for operative builders	608	608	608	608	—	608	—
Commercial lots	47	2,205	47	188	—	47	—
Other construction	25	—	—	12,884	25	—	—
Total land, lot and other construction	1,109	2,985	786	14,080	226	883	—
Owner occupied	1,992	1,501	1,838	2,251	999	561	432
Non-owner occupied	257	8,853	11,016	4,450	—	257	—
Total commercial real estate	2,249	10,354	12,854	6,701	999	818	432
Commercial and industrial	2,044	1,698	1,971	1,339	1,297	747	—
Agriculture	2,442	2,855	2,558	2,564	2,396	46	—
1st lien	2,923	2,930	2,664	2,794	2,217	706	—
Junior lien	492	69	180	273	353	139	—
Total 1-4 family	3,415	2,999	2,844	3,067	2,570	845	—
Multifamily residential	385	395	395	—	385	—	—
Home equity lines of credit	2,145	1,892	2,043	1,256	1,770	375	—
Other consumer	1,089	927	1,187	1,116	692	199	198
Total consumer	3,234	2,819	3,230	2,372	2,462	574	198
Other	16	61	16	132	—	16	—
Total	$18,008	25,425	25,631	32,022	12,686	4,692	630

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023
Custom and owner occupied construction	$1,323	$4,784	$2,549	$324	(72)%	(48)%	308%
Pre-sold and spec construction	816	1,181	1,219	129	(31)%	(33)%	533%
Total residential construction	2,139	5,965	3,768	453	(64)%	(43)%	372%
Land development	—	59	163	244	(100)%	(100)%	(100)%
Consumer land or lots	411	332	624	565	24%	(34)%	(27)%
Unimproved land	158	575	—	—	(73)%	n/m	n/m
Commercial lots	—	1,225	2,159	3,404	(100)%	(100)%	(100)%
Other construction	21	1,248	—	1,114	(98)%	n/m	(98)%
Total land, lot and other construction	590	3,439	2,946	5,327	(83)%	(80)%	(89)%
Owner occupied	4,326	2,991	2,222	1,053	45%	95%	311%
Non-owner occupied	8,119	18,118	14,471	8,595	(55)%	(44)%	(6)%
Total commercial real estate	12,445	21,109	16,693	9,648	(41)%	(25)%	29%
Commercial and industrial	17,591	14,806	12,905	2,096	19%	36%	739%
Agriculture	5,288	3,922	594	871	35%	790%	507%
1st lien	2,637	5,626	3,768	1,115	(53)%	(30)%	137%
Junior lien	17	145	1	385	(88)%	1,600%	(96)%
Total 1-4 family	2,654	5,771	3,769	1,500	(54)%	(30)%	77%
Home equity lines of credit	5,432	3,668	4,518	2,021	48%	20%	169%
Other consumer	2,192	1,948	3,264	1,714	13%	(33)%	28%
Total consumer	7,624	5,616	7,782	3,735	36%	(2)%	104%
Other	1,347	1,795	1,510	1,233	(25)%	(11)%	9%
Total	$49,678	$62,423	$49,967	$24,863	(20)%	(1)%	100%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Jun 30, 2023	Jun 30, 2024	Jun 30, 2024
Pre-sold and spec construction	(4)	(4)	(15)	(8)	—	4
Land development	(1)	(1)	(135)	(132)	—	1
Consumer land or lots	(22)	(1)	(19)	(14)	—	22
Unimproved land	5	—	—	—	5	—
Commercial lots	319	—	—	—	319	—
Other construction	—	—	889	—	—	—
Total land, lot and other construction	301	(2)	735	(146)	324	23
Owner occupied	(73)	(3)	(59)	(76)	—	73
Non-owner occupied	(2)	(1)	799	299	—	2
Total commercial real estate	(75)	(4)	740	223	—	75
Commercial and industrial	644	328	364	(18)	1,149	505
Agriculture	68	68	—	—	68	—
1st lien	(22)	(4)	66	101	—	22
Junior lien	(55)	(5)	24	38	10	65
Total 1-4 family	(77)	(9)	90	139	10	87
Multifamily residential	—	—	(136)	—	—	—
Home equity lines of credit	1	5	(6)	56	15	14
Other consumer	493	251	1,097	401	709	216
Total consumer	494	256	1,091	457	724	230
Other	4,611	2,439	7,447	3,765	6,155	1,544
Total	$5,962	3,072	10,316	4,412	8,430	2,468

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

	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,093,430	30%	$6,022,980	30%	$6,458,394	32%
NOW and DDA accounts	5,219,838	26%	5,321,257	27%	5,154,442	26%
Savings accounts	2,862,034	14%	2,833,887	14%	2,808,571	14%
Money market deposit accounts	2,858,850	14%	2,831,624	14%	3,094,302	16%
Certificate accounts	3,064,613	16%	2,915,393	15%	2,014,104	10%
Wholesale deposits	2,994	—%	4,026	—%	478,417	2%
Total interest bearing deposits	14,008,329	70%	13,906,187	70%	13,549,836	68%
Total deposits	$20,101,759	100%	$19,929,167	100%	$20,008,230	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2024. The subordinated debentures outstanding as of June 30, 2024 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2024 and determined its ACL of $16.9 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
FHLB advances
Borrowing capacity	$4,460,869	4,444,588
Amount utilized	(2,350,000)	—
Letters of credit and other pledged collateral	(4,988)	(2,327)
Amount available	$2,105,881	4,442,261
FRB discount window
Borrowing capacity	$1,960,093	1,916,312
Amount utilized	—	—
Amount available	$1,960,093	1,916,312
FRB Bank Term Funding Program
Borrowing capacity	$—	2,853,209
Amount utilized	—	(2,740,000)
Amount available	$—	$113,209
Unsecured lines of credit available	$575,000	565,000
Unencumbered debt securities
U.S. government and federal agency	$610,811	473,084
U.S. government sponsored enterprises	293,654	—
State and local governments	892,073	998,923
Corporate bonds	14,240	26,253
Residential mortgage-backed securities	1,129,565	127,328
Commercial mortgage-backed securities	869,730	183,048
Total unencumbered debt securities [1]	$3,810,073	1,808,636
____________________________
1 Total unencumbered debt securities at June 30, 2024, included $2.0 billion classified as AFS and $1.8 billion classified as HTM. Total unencumbered debt securities at December 31, 2023, included $441.5 million classified as AFS, and $1.4 billion classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 113,394,092 have been issued as of June 30, 2024. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2024. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2024, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2024:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.78%	12.69%	12.69%	9.09%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Income Before Income Taxes	$90,589	141,317
Federal and state income tax expense	13,254	25,151
Net Income	$77,335	116,166
Effective tax rate [1]	14.6%	17.8%
Income from tax-exempt debt securities, municipal loans and leases	$42,139	39,517
Benefits from federal income tax credits	$13,610	10,573
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense of $13.3 million for the first six months of 2024 decreased $11.9 million, or 47 percent, over the prior year. The effective tax rate for the first six months of 2024 was 14.6 percent compared to 17.8 percent for the same period in the prior year. The decrease in tax expense and the resulting effective tax rate was the result of a combination of increased federal tax credits and a decrease in the pre-tax income.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Total
2024	$7,277	22,036	610	29,923
2025	5,797	26,732	452	32,981
2026	5,192	27,625	220	33,037
2027	5,370	25,830	42	31,242
2028	3,354	23,481	42	26,877
Thereafter	2,826	95,138	149	98,113
	$29,816	220,842	1,515	252,173

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2024			June 30, 2024
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,796,787	$21,754	4.84%	$1,771,985	$42,518	4.80%
Commercial loans [1]	13,740,455	189,939	5.56%	13,626,941	372,984	5.50%
Consumer and other loans	1,290,587	21,589	6.73%	1,286,988	42,537	6.65%
Total loans [2]	16,827,829	233,282	5.58%	16,685,914	458,039	5.52%
Tax-exempt investment securities [3]	1,707,269	15,111	3.54%	1,713,819	30,268	3.53%
Taxable investment securities [4,5]	7,042,885	29,461	1.67%	7,609,930	72,938	1.92%
Total earning assets	25,577,983	277,854	4.37%	26,009,663	561,245	4.34%
Goodwill and intangibles	1,068,250			1,060,102
Non-earning assets	754,491			683,020
Total assets	$27,400,724			$27,752,785
Liabilities
Non-interest bearing deposits	$6,026,709	$—	—%	$5,996,627	$—	—%
NOW and DDA accounts	5,221,883	15,728	1.21%	5,248,793	31,646	1.21%
Savings accounts	2,914,538	6,014	0.83%	2,907,594	11,669	0.81%
Money market deposit accounts	2,904,438	14,467	2.00%	2,926,366	28,860	1.98%
Certificate accounts	3,037,638	31,593	4.18%	3,019,176	62,768	4.18%
Total core deposits	20,105,206	67,802	1.36%	20,098,556	134,943	1.35%
Short-term borrowings
Wholesale deposits [6]	3,726	50	5.50%	3,846	105	5.50%
Repurchase agreements	1,597,887	13,566	3.41%	1,555,642	26,164	3.38%
FHLB advances	787,747	9,750	4.90%	455,295	11,303	4.91%
FRB Bank Term Funding	—	—	—%	1,241,538	27,097	4.39%
Total short-term borrowings	2,389,360	23,366	3.87%	3,256,321	64,669	3.93%
Long-term borrowings
FHLB advances	1,220,000	14,429	4.68%	723,956	17,125	4.68%
Subordinated debentures and other borrowed funds	224,778	1,759	3.15%	221,525	3,541	3.21%
Total interest bearing liabilities	23,939,344	107,356	1.80%	24,300,358	220,278	1.82%
Other liabilities	344,105			350,329
Total liabilities	24,283,449			24,650,687
Stockholders’ Equity
Stockholders’ equity	3,117,275			3,102,098
Total liabilities and stockholders’ equity	$27,400,724			$27,752,785
Net interest income (tax-equivalent)		$170,498			$340,967
Net interest spread (tax-equivalent)			2.57%			2.52%
Net interest margin (tax-equivalent)			2.68%			2.64%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.6 million and $3.2 million on tax-exempt municipal loan and lease income for the six months ended June 30, 2024, and 2023, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $2.2 million and $4.4 million on tax-exempt debt securities income for the six months ended June 30, 2024, and 2023, respectively.
4Includes interest income of $1.9 million and $2.1 million on average interest-bearing cash balances of $143.0 million and $176.9 million for the three months ended June 30, 2024, and 2023, respectively.
5Includes tax effect of $211 thousand and $426 thousand on federal income tax credits for the six months ended June 30, 2024, and 2023, respectively.
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

	Six Months ended June 30, 2024
	2024 vs. 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$5,187	4,417	9,604
Commercial loans (tax-equivalent)	22,681	26,973	49,654
Consumer and other loans	2,048	5,719	7,767
Investment securities (tax-equivalent)	(5,338)	11,766	6,428
Total interest income	24,578	48,875	73,453
Interest expense
NOW and DDA accounts	349	21,597	21,946
Savings accounts	(27)	10,119	10,092
Money market deposit accounts	(1,997)	14,849	12,852
Certificate accounts	17,077	34,228	51,305
Wholesale deposits	(5,403)	11	(5,392)
Repurchase agreements	4,682	8,269	12,951
FHLB advances	1,756	(238)	1,518
FRB Bank Term Funding	(5,835)	—	(5,835)
Subordinated debentures and other borrowed funds	246	(487)	(241)
Total interest expense	10,848	88,348	99,196
Net interest income (tax-equivalent)	$13,730	(39,473)	(25,743)

Net interest income (tax-equivalent) decreased $25.7 million for the six months ended June 30, 2024 compared to the same period in 2023. The interest income for the first six months of 2024 increased over the same period last year primarily from loan growth and increased loan yields. The increase in interest expense for the first six months of 2023 was primarily the result of an increase in interest rates.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of June 30, 2024.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	(1.86%)	(2.50%)
-200 bp Rate ramp	(1.66%)	(2.78%)
-200 bp Rate shock	(1.19%)	(2.73%)
-100 bp Rate shock	(0.86%)	(0.56%)
+100 bp Rate shock	(5.53%)	(4.22%)
+200 bp Rate shock	(11.24%)	(8.67%)
+200 bp Rate ramp	(6.51%)	(7.76%)
+400 bp Rate ramp	(6.57%)	(11.38%)
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

August 2, 2024	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 2, 2024	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO