Form 10-Q
period 2024-09-30
GLACIER BANCORP, INC.
filed 2024-10-31
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 22, 2024 was 113,397,845. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ACL or allowance – allowance for credit losses
AFS - available-for-sale
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
CRE - Commercial real estate
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
HTM - Held-to-maturity
Interest rate locks - residential real estate derivatives for commitments
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
MBFD - Modifications to borrowers experiencing financial difficulty
NMTC – New Markets Tax Credit
NOW – negotiable order of withdrawal
NRSRO – Nationally Recognized Statistical Rating Organizations
OCI – other comprehensive income
OREO – other real estate owned
PCD – purchased credit-deteriorated
PPP – Paycheck Protection Program
Repurchase agreements – securities sold under agreements to repurchase
RMB – Rocky Mountain Bank
ROU – right-of-use
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
TDR – troubled debt restructuring
VIE – variable interest entity
Wheatland – Wheatland Bank

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
Assets
Cash on hand and in banks	$342,105	246,525
Interest bearing cash deposits	645,728	1,107,817
Cash and cash equivalents	987,833	1,354,342
Debt securities, available-for-sale	4,436,578	4,785,719
Debt securities, held-to-maturity	3,348,698	3,502,411
Total debt securities	7,785,276	8,288,130
Loans held for sale, at fair value	46,126	15,691
Loans receivable	17,181,187	16,198,082
Allowance for credit losses	(205,170)	(192,757)
Loans receivable, net	16,976,017	16,005,325
Premises and equipment, net	466,977	421,791
Other real estate owned and foreclosed assets	633	1,503
Accrued interest receivable	114,121	94,526
Deferred tax asset	125,432	159,070
Intangibles, net	52,780	31,870
Goodwill	1,053,556	985,393
Non-marketable equity securities	98,285	12,755
Bank-owned life insurance	188,971	171,101
Other assets	309,762	201,132
Total assets	$28,205,769	27,742,629
Liabilities
Non-interest bearing deposits	$6,407,728	6,022,980
Interest bearing deposits	14,307,036	13,906,187
Securities sold under agreements to repurchase	1,831,501	1,486,850
Federal Home Loan Bank advances	1,800,000	—
FRB Bank Term Funding	—	2,740,000
Other borrowed funds	84,168	81,695
Subordinated debentures	133,065	132,943
Accrued interest payable	35,382	125,907
Other liabilities	361,839	225,786
Total liabilities	24,960,719	24,722,348
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively	1,134	1,109
Paid-in capital	2,447,200	2,350,104
Retained earnings - substantially restricted	1,059,022	1,043,181
Accumulated other comprehensive loss	(262,306)	(374,113)
Total stockholders’ equity	3,245,050	3,020,281
Total liabilities and stockholders’ equity	$28,205,769	27,742,629
Number of common stock shares issued and outstanding	113,394,786	110,888,942

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Income
Investment securities	$46,371	53,397	144,754	144,697
Residential real estate loans	23,118	18,594	65,636	51,508
Commercial loans	196,901	173,437	566,699	493,706
Consumer and other loans	23,188	19,478	65,725	54,248
Total interest income	289,578	264,906	842,814	744,159
Interest Expense
Deposits	70,607	54,697	205,655	98,942
Securities sold under agreements to repurchase	14,737	10,972	40,901	24,185
Federal Home Loan Bank advances	22,344	—	50,772	26,910
FRB Bank Term Funding	—	30,229	27,097	63,160
Other borrowed funds	252	489	949	1,428
Subordinated debentures	1,407	1,465	4,251	4,308
Total interest expense	109,347	97,852	329,625	218,933
Net Interest Income	180,231	167,054	513,189	525,226
Provision for credit losses	8,005	3,539	19,772	11,782
Net interest income after provision for credit losses	172,226	163,515	493,417	513,444
Non-Interest Income
Service charges and other fees	20,587	19,304	58,572	56,042
Miscellaneous loan fees and charges	4,970	4,322	14,153	12,451
Gain on sale of loans	4,898	4,046	12,929	9,974
Gain (loss) on sale of securities	26	(65)	30	(202)
Other income	4,223	2,633	11,213	8,949
Total non-interest income	34,704	30,240	96,897	87,214
Non-Interest Expense
Compensation and employee benefits	85,083	77,387	255,306	237,628
Occupancy and equipment	11,989	10,553	35,466	33,045
Advertising and promotions	4,062	4,052	12,407	12,020
Data processing	9,196	8,730	27,742	25,241
Other real estate owned and foreclosed assets	13	15	187	41
Regulatory assessments and insurance	5,150	6,060	18,304	16,277
Intangibles amortization	3,367	2,428	9,144	7,304
Other expenses	25,848	20,351	78,947	63,606
Total non-interest expense	144,708	129,576	437,503	395,162
Income Before Income Taxes	62,222	64,179	152,811	205,496
Federal and state income tax expense	11,167	11,734	24,421	36,885
Net Income	$51,055	52,445	128,390	168,611
Basic earnings per share	$0.45	0.47	1.14	1.52
Diluted earnings per share	$0.45	0.47	1.13	1.52
Dividends declared per share	$0.33	0.33	0.99	0.99
Average outstanding shares - basic	113,394,758	110,877,534	113,093,583	110,857,788
Average outstanding shares - diluted	113,473,107	110,886,959	113,137,861	110,882,718

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income	$51,055	52,445	128,390	168,611
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains (losses) on available-for-sale securities	123,403	(93,822)	148,998	(45,984)
Reclassification adjustment for (gains) losses included in net income	(27)	—	(56)	31
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,161	1,304	3,198	4,492
Tax effect	(31,171)	23,380	(38,097)	10,478
Net of tax amount	93,366	(69,138)	114,043	(30,983)
Cash Flow Hedge:
Unrealized (losses) gains on derivatives used for cash flow hedges	(57)	654	870	2,540
Reclassification adjustment for gains included in net income	(1,304)	(1,244)	(3,852)	(3,331)
Tax effect	340	148	746	199
Net of tax amount	(1,021)	(442)	(2,236)	(592)
Total other comprehensive income (loss), net of tax	92,345	(69,580)	111,807	(31,575)
Total Comprehensive Income (Loss)	$143,400	(17,135)	240,197	137,036

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at July 1, 2023	110,873,887	$1,109	2,346,422	1,009,782	(430,787)	2,926,526
Net income	—	—	—	52,445	—	52,445
Other comprehensive loss	—	—	—	—	(69,580)	(69,580)
Cash dividends declared ($0.33 per share)	—	—	—	(36,680)	—	(36,680)
Stock issuances under stock incentive plans	5,478	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,883	—	—	1,883
Balance at September 30, 2023	110,879,365	$1,109	2,348,305	1,025,547	(500,367)	2,874,594
Balance at July 1, 2024	113,394,092	$1,134	2,445,479	1,045,483	(354,651)	3,137,445
Net income	—	—	—	51,055	—	51,055
Other comprehensive income	—	—	—	—	92,345	92,345
Cash dividends declared ($0.33 per share)	—	—	—	(37,516)	—	(37,516)
Stock issuances under stock incentive plans	694	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,721	—	—	1,721
Balance at September 30, 2024	113,394,786	$1,134	2,447,200	1,059,022	(262,306)	3,245,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Compre- hensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	168,611	—	168,611
Other comprehensive income	—	—	—	—	(31,575)	(31,575)
Cash dividends declared ($0.99 per share)	—	—	—	(110,048)	—	(110,048)
Stock issuances under stock incentive plans	101,585	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,301	—	—	4,301
Balance at September 30, 2023	110,879,365	$1,109	2,348,305	1,025,547	(500,367)	2,874,594
Balance at January 1, 2024	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	128,390	—	128,390
Other comprehensive income	—	—	—	—	111,807	111,807
Cash dividends declared ($0.99 per share)	—	—	—	(112,549)	—	(112,549)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	116,160	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,736	—	—	4,736
Balance at September 30, 2024	113,394,786	$1,134	2,447,200	1,059,022	(262,306)	3,245,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Operating Activities
Net income	$128,390	168,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,772	11,782
Net amortization of debt securities	9,609	11,745
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(4,980)	(2,879)
Origination of loans held for sale	(483,494)	(332,582)
Proceeds from loans held for sale	551,051	395,216
Gain on sale of loans	(12,929)	(9,974)
(Gain) loss on sale of securities	(30)	202
Bank-owned life insurance income, net	(3,391)	(2,915)
Stock-based compensation, net of tax benefits	4,376	4,577
Depreciation and amortization of premises and equipment	21,557	20,322
Gain on sale and write-downs of other real estate owned, net	(1,147)	(118)
Amortization of core deposit intangibles	9,144	7,304
Amortization of investments in variable interest entities	18,955	15,418
Net increase in accrued interest receivable	(13,982)	(20,939)
Net increase in other assets	(1,632)	(1,764)
Net (decrease) increase in accrued interest payable	(91,936)	87,543
Net increase (decrease) in other liabilities	6,707	(2,038)
Net cash provided by operating activities	156,040	349,511
Investing Activities
Sales of available-for-sale debt securities	237,502	29,972
Maturities, prepayments and calls of available-for-sale debt securities	464,028	479,442
Purchases of available-for-sale debt securities	(21,252)	—
Maturities, prepayments and calls of held-to-maturity debt securities	150,973	159,502
Principal collected on loans	2,816,803	2,167,746
Loan originations	(3,174,085)	(3,133,352)
Net additions to premises and equipment	(27,340)	(36,492)
Proceeds from sale of other real estate owned	2,183	179
Proceeds from redemption of non-marketable equity securities	149,488	628,801
Purchases of non-marketable equity securities	(231,075)	(558,117)
Proceeds from bank-owned life insurance	193	1,787
Investments in variable interest entities	(37,798)	(22,342)
Net cash received from acquisitions	107,684	—
Net cash provided by (used in) investing activities	437,304	(282,874)

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Financing Activities
Net decrease in deposits	$(227,255)	(210,838)
Net increase in securities sold under agreements to repurchase	340,346	553,780
Net decrease in short-term Federal Home Loan Bank advances	(58,500)	(1,800,000)
Proceeds from short-term FRB Bank Term Funding advances	—	2,740,000
Repayments of short-term FRB Bank Term Funding	(2,740,000)	—
Proceeds from long-term Federal Home Loan Bank advances	1,800,000	—
Net increase (decrease) in other borrowed funds	2,180	(4,196)
Cash dividends paid	(75,166)	(73,485)
Tax withholding payments for stock-based compensation	(1,458)	(1,799)
Net cash (used in) provided by financing activities	(959,853)	1,203,462
Net (decrease) increase in cash, cash equivalents and restricted cash	(366,509)	1,270,099
Cash, cash equivalents and restricted cash at beginning of period	1,354,342	401,995
Cash, cash equivalents and restricted cash at end of period	$987,833	1,672,094
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$421,560	131,390
Cash paid during the period for income taxes	14,012	17,841
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$6	23
Transfer of loans to other real estate owned	171	100
Right-of-use assets obtained in exchange for new lease liabilities	339	1,096
Equity investments obtained in exchange for delayed equity contributions	15,148	34,712
Dividends declared during the period but not paid	37,711	36,873
Acquisitions
Fair value of common stock shares issued	92,385	—
Cash consideration	26,009	—
Fair value of assets acquired	1,180,710	—
Liabilities assumed	1,087,555	—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results anticipated for the year ending December 31, 2024. The condensed consolidated statement of financial condition of the Company as of December 31, 2023 has been derived from the audited consolidated statements of the Company as of that date.

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

On July 19, 2024, the Bank completed its acquisition of six Montana branch banking offices of Rocky Mountain Bank (“RMB”) from HTLF Bank (”HTLF”), a wholly owned subsidiary of Heartland Financial USA, Inc. The RMB branches are located in Billings, Bozeman, Plentywood, Stevensville, and Whitehall. The RMB branches have joined Glacier Bank divisions operating in Montana.

For additional information relating to mergers and acquisitions, see Note 14.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. The Company had $21,650,000 and $17,440,000 of restricted cash held as collateral for derivative contracts as of September 30, 2024 and December 31, 2023, respectively. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at September 30, 2024 was $0.

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

Loans that are 30 days or more past due based on payments received and applied to the loan are considered delinquent. Loans are designated non-accrual and the accrual of interest is discontinued when the collection of the contractual principal or interest is unlikely. A loan is typically placed on non-accrual when principal or interest is due and has remained unpaid for 90 days or more, unless the loan is in active collection and is adequately secured. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current period interest income. Subsequent payments on non-accrual loans are applied to the outstanding principal balance if doubt remains as to the ultimate collectability of the loan. Interest accruals are not resumed on partially charged-off impaired loans. For other loans on non-accrual, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Provision for credit loss loans	$6,981	5,095	21,138	16,609
Provision for credit loss unfunded	1,024	(1,556)	(1,366)	(4,827)
Total provision for credit losses	$8,005	3,539	19,772	11,782

There was no provision for credit losses on debt securities for the nine months ended September 30, 2024, and 2023, respectively.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2024 and 2023 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $69,973,000 and $65,938,000 for the nine months ended September 30, 2024 and 2023, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2024 and December 31, 2023 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$484,314	17	(16,725)	467,606
U.S. government sponsored enterprises	323,387	—	(13,318)	310,069
State and local governments	74,691	340	(2,661)	72,370
Corporate bonds	14,838	—	(296)	14,542
Residential mortgage-backed securities	2,780,411	18	(256,225)	2,524,204
Commercial mortgage-backed securities	1,107,531	664	(60,408)	1,047,787
Total available-for-sale	$4,785,172	1,039	(349,633)	4,436,578
Held-to-maturity
U.S. government and federal agency	857,858	—	(43,408)	814,450
State and local governments	1,630,264	1,874	(172,903)	1,459,235
Residential mortgage-backed securities	860,576	—	(53,712)	806,864
Total held-to-maturity	3,348,698	1,874	(270,023)	3,080,549
Total debt securities	$8,133,870	2,913	(619,656)	7,517,127

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$485,005	11	(29,669)	455,347
U.S. government sponsored enterprises	321,993	—	(22,774)	299,219
State and local governments	101,903	302	(3,273)	98,932
Corporate bonds	27,007	2	(756)	26,253
Residential mortgage-backed securities	3,166,589	7	(355,333)	2,811,263
Commercial mortgage-backed securities	1,180,756	519	(86,570)	1,094,705
Total available-for-sale	$5,283,253	841	(498,375)	4,785,719
Held-to-maturity
U.S. government and federal agency	853,273	—	(65,472)	787,801
State and local governments	1,650,000	2,843	(181,192)	1,471,651
Residential mortgage-backed securities	999,138	—	(78,396)	920,742
Total held-to-maturity	3,502,411	2,843	(325,060)	3,180,194
Total debt securities	$8,785,664	3,684	(823,435)	7,965,913

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2024. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$56,222	55,073	9,139	9,133
Due after one year through five years	787,336	758,562	938,197	894,304
Due after five years through ten years	16,296	15,732	189,027	183,962
Due after ten years	37,376	35,220	1,351,759	1,186,286
	897,230	864,587	2,488,122	2,273,685
Mortgage-backed securities [1]	3,887,942	3,571,991	860,576	806,864
Total	$4,785,172	4,436,578	3,348,698	3,080,549
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings are listed below for the periods shown:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Available-for-sale
Proceeds from sales and calls of debt securities	$77,099	410	250,818	31,695
Gross realized gains [1]	753	—	782	145
Gross realized losses [1]	(725)	—	(725)	(176)
Held-to-maturity
Proceeds from calls of debt securities	2,310	4,735	8,495	15,205
Gross realized gains [1]	—	1	—	10
Gross realized losses [1]	(2)	(66)	(27)	(181)
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

	September 30, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	51	$2,772	(32)	461,815	(16,693)	464,587	(16,725)
U.S. government sponsored enterprises	14	—	—	310,068	(13,318)	310,068	(13,318)
State and local governments	47	—	—	52,048	(2,661)	52,048	(2,661)
Corporate bonds	2	—	—	13,731	(296)	13,731	(296)
Residential mortgage-backed securities	378	25	(1)	2,521,798	(256,224)	2,521,823	(256,225)
Commercial mortgage-backed securities	140	18,248	(375)	989,901	(60,033)	1,008,149	(60,408)
Total available-for-sale	632	$21,045	(408)	4,349,361	(349,225)	4,370,406	(349,633)

	December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$3,702	(56)	448,909	(29,613)	452,611	(29,669)
U.S. government sponsored enterprises	14	—	—	299,220	(22,774)	299,220	(22,774)
State and local governments	85	3,039	(2)	64,645	(3,271)	67,684	(3,273)
Corporate bonds	4	—	—	23,262	(756)	23,262	(756)
Residential mortgage-backed securities	402	1,430	(44)	2,809,482	(355,289)	2,810,912	(355,333)
Commercial mortgage-backed securities	151	21,232	(268)	1,034,183	(86,302)	1,055,415	(86,570)
Total available-for-sale	713	$29,403	(370)	4,679,701	(498,005)	4,709,104	(498,375)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at September 30, 2024 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at September 30, 2024 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale debt securities totaled $8,364,000 and $9,319,000 at September 30, 2024, and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2024, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at September 30, 2024. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	September 30, 2024	December 31, 2023
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$419,314	427,918
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,173,331	1,182,894
S&P: A+, A, A- / Moody’s: A1, A2, A3	33,984	37,742
Not rated by either entity	3,635	1,446
Total municipal bonds held-to-maturity	$1,630,264	1,650,000

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at September 30, 2024 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of September 30, 2024 and December 31, 2023, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $19,303,000 and $16,990,000 at September 30, 2024 and December 31, 2023, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at September 30, 2024 or December 31, 2023.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:
.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Residential real estate	$1,837,697	1,704,544
Commercial real estate	10,833,841	10,303,306
Other commercial	3,177,051	2,901,863
Home equity	931,440	888,013
Other consumer	401,158	400,356
Loans receivable	17,181,187	16,198,082
Allowance for credit losses	(205,170)	(192,757)
Loans receivable, net	$16,976,017	16,005,325
Net deferred origination (fees) costs included in loans receivable	$(27,749)	(25,577)
Net purchase accounting (discounts) premiums included in loans receivable	$(36,722)	(13,802)
Accrued interest receivable on loans	$85,533	67,362

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2024.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$200,955	24,653	136,346	22,219	11,261	6,476
Provision for credit losses	6,981	626	2,176	1,947	145	2,087
Charge-offs	(3,976)	—	—	(1,456)	(2)	(2,518)
Recoveries	1,210	10	25	459	54	662
Balance at end of period	$205,170	25,289	138,547	23,169	11,458	6,707

	Three Months ended September 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$189,385	20,847	129,598	21,797	11,053	6,090
Provision for credit losses	5,095	848	1,415	306	534	1,992
Charge-offs	(3,201)	—	(203)	(654)	—	(2,344)
Recoveries	992	2	42	322	37	589
Balance at end of period	$192,271	21,697	130,852	21,771	11,624	6,327

	Nine Months ended September 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	21,138	2,934	7,965	5,321	(409)	5,327
Charge-offs	(12,406)	—	(395)	(4,849)	(27)	(7,135)
Recoveries	3,678	30	50	1,503	128	1,967
Balance at end of period	$205,170	25,289	138,547	23,169	11,458	6,707

	Nine Months ended September 30, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	16,609	2,021	5,369	1,845	881	6,493
Charge-offs	(10,284)	(20)	(619)	(2,895)	(102)	(6,648)
Recoveries	3,663	13	286	1,367	86	1,911
Balance at end of period	$192,271	21,697	130,852	21,771	11,624	6,327

During the nine months ended September 30, 2024, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the nine months ended September 30, 2024, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	September 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$32,973	133	10,608	15,680	3,142	3,410
Accruing loans 60-89 days past due	23,240	2,621	4,685	13,371	1,556	1,007
Accruing loans 90 days or more past due	11,551	2,003	5,415	2,698	971	464
Non-accrual loans with no ACL	13,669	3,319	5,715	1,839	1,995	801
Non-accrual loans with ACL	2,268	—	2,145	20	—	103
Total past due and non-accrual loans	83,701	8,076	28,568	33,608	7,664	5,785
Current loans receivable	17,097,486	1,829,621	10,805,273	3,143,443	923,776	395,373
Total loans receivable	$17,181,187	1,837,697	10,833,841	3,177,051	931,440	401,158

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$43,455	5,342	18,134	12,745	3,006	4,228
Accruing loans 60-89 days past due	6,512	729	2,439	774	1,527	1,043
Accruing loans 90 days or more past due	3,312	107	2,161	530	283	231
Non-accrual loans with no ACL	20,722	2,562	13,680	1,869	1,966	645
Non-accrual loans with ACL	94	—	—	7	—	87
Total past due and non-accrual loans	74,095	8,740	36,414	15,925	6,782	6,234
Current loans receivable	16,123,987	1,695,804	10,266,892	2,885,938	881,231	394,122
Total loans receivable	$16,198,082	1,704,544	10,303,306	2,901,863	888,013	400,356

The Company had $163,000 and $108,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2024 and September 30, 2023, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the nine months ended September 30, 2024, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following table presents the amortized cost basis of collateral-dependent loans by collateral type:

	September 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,901	—	—	11,901	—	—
Residential real estate	13,725	3,316	7,676	516	1,976	241
Other real estate	29,401	3	27,807	1,198	19	374
Other	831	—	—	238	—	593
Total	$55,858	3,319	35,483	13,853	1,995	1,208

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,236	—	6	3,230	—	—
Residential real estate	17,578	11,099	4,317	98	1,968	96
Other real estate	21,635	35	20,598	620	25	357
Other	595	—	—	15	—	580
Total	$43,044	11,134	24,921	3,963	1,993	1,033

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis at the end of the period of the loans modified to borrowers experiencing financial difficulty by segment:

	At or for the Three Months ended September 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$1,509	—%	$—	—%	$1,509
Other commercial	4,193	0.1%	—	—%	4,193
Total	$5,702		$—		$5,702

	At or for the Three Months ended September 30, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$679	—%	$—	—%	$679
Commercial real estate	32,090	0.3%	2,534	—%	34,624
Other commercial	5,069	0.2%	1,176	—%	6,245
Other consumer	102	—%	550	0.1%	652
Total	$37,940		$4,260		$42,200

	At or for the Nine Months ended September 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$204	—%	$—	—%	$204
Commercial real estate	11,727	0.1%	27,979	0.3%	39,706
Other commercial	13,728	0.4%	—	—%	13,728
Total	$25,659		$27,979		$53,638

	At or for the Nine Months ended September 30, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$679	—%	$—	—%	$679
Commercial real estate	37,880	0.4%	2,869	—%	40,749
Other commercial	10,398	0.4%	1,199	—%	11,597
Home equity	51	—%	—	—%	51
Other consumer	118	—%	550	0.1%	668
Total	$49,126		$4,618		$53,744

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Other commercial	—%	7 months	—

	At or for the Three Months ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	0.17%	6 months	—
Other commercial	0.04%	7 months	—
Home equity	1.17%	1 year, 10 months	—

At or for the Nine Months ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Residential real estate	—%	1 year, 8 months	—
Commercial real estate	2.08%	1 year, 1 month	—
Other commercial	—%	3 months	—

	At or for the Nine Months ended September 30, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	0.19%	8 months	—
Other commercial	0.04%	1 year, 7 months	—
Other consumer	1.17%	1 year, 10 months	$10 thousand

There were no loans modified in the twelve months that had a payment default during the period at September 30, 2024. There were $638,000 and $5,361,000 of additional unfunded commitments on MBFDs outstanding at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had $76,000 and $98,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2024 and December 31, 2023, the Company had $0 and $15,000, respectively, of OREO secured by residential real estate properties.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	September 30, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$204	204	—	—	—
Commercial real estate	39,706	37,143	101	561	1,901
Other commercial	13,728	12,922	806	—	—
Total	$53,638	50,269	907	561	1,901

	September 30, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$679	679	—	—	—
Commercial real estate	40,749	39,196	—	—	1,553
Other commercial	11,597	10,081	926	25	565
Home equity	51	—	—	—	51
Other consumer	668	668	—	—	—
Total	$53,744	50,624	926	25	2,169

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

	September 30, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024 (year-to-date)	$—	961,105	929,837	3,288	27,980	—
2023	—	1,347,109	1,324,359	20,171	2,579	—
2022	72	2,436,334	2,367,328	42,098	26,908	—
2021	—	2,118,399	2,082,746	22,744	12,909	—
2020	5	1,076,187	1,068,940	—	7,247	—
Prior	318	2,580,465	2,509,239	28,535	42,691	—
Revolving loans	—	314,242	310,004	3,100	1,137	1
Total	$395	10,833,841	10,592,453	119,936	121,451	1
Other commercial loans
Term loans by origination year
2024 (year-to-date)	$3,526	284,596	283,831	566	156	43
2023	73	358,204	354,798	635	2,771	—
2022	298	546,601	534,151	1,259	11,143	48
2021	422	495,113	475,194	10,294	9,615	10
2020	284	222,404	218,060	268	4,075	1
Prior	246	534,047	507,283	—	26,764	—
Revolving loans	—	736,086	703,921	19,031	13,120	14
Total	$4,849	3,177,051	3,077,238	32,053	67,644	116

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023	$889	$1,316,100	1,313,446	97	2,557	—
2022	430	2,547,939	2,520,484	12,855	14,600	—
2021	145	2,200,677	2,178,153	19,782	2,742	—
2020	—	1,130,117	1,124,525	—	5,592	—
2019	—	691,810	656,203	1,104	34,503	—
Prior	616	2,129,808	2,053,011	18,818	57,948	31
Revolving loans	—	286,855	285,432	1	1,421	1
Total	$2,080	$10,303,306	10,131,254	52,657	119,363	32
Other commercial loans
Term loans by origination year
2023	$3,080	$369,059	367,337	—	1,603	119
2022	406	566,295	561,567	3,319	1,408	1
2021	—	531,558	519,151	10,187	2,218	2
2020	92	245,962	240,613	—	5,347	2
2019	—	145,828	141,336	—	4,490	2
Prior	313	448,619	443,400	—	5,219	—
Revolving loans	—	594,542	577,953	11,977	4,612	—
Total	$3,891	$2,901,863	2,851,357	25,483	24,897	126

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024 (year-to-date)	$—	134,710	134,389	321	—
2023	—	292,783	292,088	174	521
2022	—	664,274	663,051	467	756
2021	—	467,136	466,558	—	578
2020	—	93,073	93,073	—	—
Prior	—	185,721	180,462	1,792	3,467
Revolving loans	—	—	—	—	—
Total	$—	1,837,697	1,829,621	2,754	5,322
Home equity loans
Term loans by origination year
2024 (year-to-date)	$—	211	211	—	—
2023	17	1,165	1,165	—	—
2022	—	2,102	2,102	—	—
2021	—	893	893	—	—
2020	—	83	83	—	—
Prior	10	4,558	4,439	33	86
Revolving loans	—	922,428	914,883	4,665	2,880
Total	$27	931,440	923,776	4,698	2,966
Other consumer loans
Term loans by origination year
2024 (year-to-date)	$6,156	96,566	94,696	1,804	66
2023	325	99,808	98,939	542	327
2022	323	71,791	70,439	1,133	219
2021	209	43,649	42,851	325	473
2020	24	20,749	20,681	22	46
Prior	98	22,138	21,862	72	204
Revolving loans	—	46,457	45,905	519	33
Total	$7,135	401,158	395,373	4,417	1,368

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023	$—	$234,568	233,753	815	—
2022	5	673,782	671,196	2,586	—
2021	—	495,645	495,645	—	—
2020	—	99,199	99,199	—	—
2019	—	42,054	42,054	—	—
Prior	15	158,828	153,489	2,670	2,669
Revolving loans	—	468	468	—	—
Total	$20	$1,704,544	1,695,804	6,071	2,669
Home equity loans
Term loans by origination year
2023	$—	$—	—	—	—
2022	—	20	20	—	—
2021	48	—	—	—	—
2020	50	21	21	—	—
2019	—	178	178	—	—
Prior	31	5,492	5,277	11	204
Revolving loans	—	882,302	875,735	4,522	2,045
Total	$129	$888,013	881,231	4,533	2,249
Other consumer loans
Term loans by origination year
2023	$7,801	$139,295	137,035	2,079	181
2022	715	98,630	97,536	870	224
2021	170	62,961	62,107	805	49
2020	85	29,143	29,012	119	12
2019	73	12,335	12,279	43	13
Prior	131	17,314	16,664	173	477
Revolving loans	—	40,678	39,489	1,182	7
Total	$8,975	$400,356	394,122	5,271	963

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$31,077		31,222
Accumulated depreciation	(10,020)		(6,940)
Net ROU assets	$21,057	37,111	24,282	40,781
Lease liabilities	$22,257	40,642	25,116	44,319
Weighted-average remaining lease term	11 years	16 years	11 years	16 years
Weighted-average discount rate	3.6%	3.7%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	September 30, 2024
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,665	4,560
Maturing one year through two years	4,679	4,690
Maturing two years through three years	4,688	4,494
Maturing three years through four years	1,614	3,932
Maturing four years through five years	596	3,526
Thereafter	10,697	34,507
Total lease payments	26,939	55,709
Present value of lease payments
Short-term	3,943	3,128
Long-term	18,314	37,514
Total present value of lease payments	22,257	40,642
Difference between lease payments and present value of lease payments	$4,682	15,067

The components of lease expense consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost
Amortization of ROU assets	$1,090	1,060	3,281	3,118
Interest on lease liabilities	207	239	647	723
Operating lease cost	1,302	1,359	3,929	4,243
Short-term lease cost	114	151	347	528
Variable lease cost	465	410	1,220	1,262
Sublease income	(10)	(9)	(30)	(32)
Total lease expense	$3,168	3,210	9,394	9,842

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2024		September 30, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$207	874	239	892
Financing cash flows	967	N/A	892	N/A

	Nine Months ended
	September 30, 2024		September 30, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$647	2,564	723	2,714
Financing cash flows	2,883	N/A	2,633	N/A
The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2024 and 2023 was not significant.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net carrying value at beginning of period	$1,023,762	985,393	985,393	985,393
Acquisitions and adjustments	29,794	—	68,163	—
Net carrying value at end of period	$1,053,556	985,393	1,053,556	985,393

The Company performed its annual goodwill impairment test during the third quarter of 2024 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of September 30, 2024 and December 31, 2023. For additional information relating to current year acquisitions, see Note 14.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Carrying value at beginning of period	$12,534	13,488
Additions	565	434
Amortization	(1,031)	(1,388)
Carrying value at end of period	$12,068	12,534
Principal balances of loans serviced for others	$1,522,822	1,570,834
Fair value of servicing rights	$17,317	18,000

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

(Dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Loans receivable	$122,938	136,527
Accrued interest receivable	761	376
Other assets	72,941	48,924
Total assets	$196,640	185,827
Liabilities
Other borrowed funds	$61,911	56,578
Accrued interest payable	580	242
Other liabilities	19,186	182
Total liabilities	$81,677	57,002

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $187,428,000 and $83,962,000 as of September 30, 2024 and December 31, 2023, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2024 and 2023. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at September 30, 2024 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2024	$25,629
2025	42,269
2026	14,040
2027	1,594
2028	649
Thereafter	2,547
Total	$86,728

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization expense	$5,224	3,728	15,612	11,636
Tax credits and other tax benefits recognized	6,812	4,981	20,422	15,552

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2024	December 31, 2023
U.S. government and federal agency	$—	$113,509
Residential mortgage-backed securities	1,831,501	1,306,047
Commercial mortgage-backed securities	—	67,294
Total	$1,831,501	1,486,850

The repurchase agreements are secured by debt securities with carrying values of $2,161,361,000 and $1,800,829,000 at September 30, 2024 and December 31, 2023, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges

Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the nine months ended September 30, 2024. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent. The variable rate is based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At September 30, 2024 and December 31, 2023, the interest rate caps had a fair value of $1,883,000 and $4,990,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $126,000 for the nine months ended September 30, 2024 and 2023, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending September 30, 2024 and 2023 was as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amount of (loss) gain recognized in OCI	$(57)	654	870	2,540
Amount of gain reclassified from OCI to net income	1,304	1,244	3,852	3,331

Fair Value Hedges

Interest Rate Swap Agreements. The Company entered into fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight secured overnight financing (“SOFR”) rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract, without the exchange of the underlying notional value.

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

	September 30, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$—	$19,839	1.4 years	SOFR	4.56%

	December 31, 2023
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$—	$17,988	2.1 years	SOFR	4.63%

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Investment securities available-for-sale	$3,354,388	$3,807,239	$19,839	$17,988

The effects of the fair value hedge relationships on the income statement were as follows:

		Three Months Ended		Nine Months ended
(Dollars in thousands)	Location of Gain (Loss)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate swap	Interest income on investment securities	$(18,935)	$—	$7,023	—
AFS debt securities	Interest income on investment securities	22,148	—	1,851	—

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2024 and December 31, 2023, loan commitments with interest rate lock commitments totaled $53,743,000 and $22,738,000, respectively. At September 30, 2024 and December 31, 2023, the fair value of the related derivatives on the interest rate lock commitments was $985,000 and $604,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At September 30, 2024 and December 31, 2023, TBA commitments were $52,250,000 and $22,000,000, respectively. At September 30, 2024 and December 31, 2023, the fair value of the related derivatives on the TBA securities was $311,000 and $350,000, respectively, and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Consulting and outside services	$6,440	3,697	$16,452	12,863
Debit card expenses	3,959	2,955	10,841	8,682
Mergers and acquisition expenses	1,916	279	9,424	842
Loan expenses	1,922	2,032	5,856	5,513
VIE amortization and other expenses	1,131	1,603	5,293	5,349
Employee expenses	1,617	1,480	4,651	4,727
Telephone	1,482	1,545	4,534	4,599
Checking and operating expenses	1,039	713	4,374	2,429
Business development	1,526	1,399	4,258	3,929
Postage	1,206	1,097	3,639	3,223
Printing and supplies	867	798	2,357	2,334
Legal fees	357	276	1,314	1,163
Accounting and audit fees	309	131	1,308	1,157
(Gain) loss on dispositions of fixed assets	(586)	37	(3,124)	23
Other	2,663	2,309	7,770	6,773
Total other expenses	$25,848	20,351	$78,947	63,606

Note 11. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2023	$(474,338)	5,546	(468,792)
Other comprehensive (losses) income before reclassifications	(34,364)	1,898	(32,466)
Reclassification adjustments for gains (losses) and transfers included in net income	24	(2,490)	(2,466)
Reclassification adjustments for amortization included in net income for transferred securities	3,357	—	3,357
Net current period other comprehensive income (loss)	(30,983)	(592)	(31,575)
Balance at September 30, 2023	$(505,321)	4,954	(500,367)
Balance at January 1, 2024	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	111,704	652	112,356
Reclassification adjustments for losses and transfers included in net income	(42)	(2,888)	(2,930)
Reclassification adjustments for amortization included in net income for transferred securities	2,381	—	2,381
Net current period other comprehensive income (loss)	114,043	(2,236)	111,807
Balance at September 30, 2024	$(263,685)	1,379	(262,306)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income available to common stockholders, basic and diluted	$51,055	52,445	$128,390	168,611
Average outstanding shares - basic	113,394,758	110,877,534	113,093,583	110,857,788
Add: dilutive restricted stock units and stock options	78,349	9,425	44,278	24,930
Average outstanding shares - diluted	113,473,107	110,886,959	113,137,861	110,882,718
Basic earnings per share	$0.45	0.47	$1.14	1.52
Diluted earnings per share	$0.45	0.47	$1.13	1.52
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	817	247,104	95,198	222,710
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2024 and 2023.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2024.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $964,000 and $370,000 for the nine month periods ended September 30, 2024 and 2023, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$467,606	—	467,606	—
U.S. government sponsored enterprises	310,069	—	310,069	—
State and local governments	72,370	—	72,370	—
Corporate bonds	14,542	—	14,542	—
Residential mortgage-backed securities	2,524,204	—	2,524,204	—
Commercial mortgage-backed securities	1,047,787	—	1,047,787	—
Loans held for sale, at fair value	46,126	—	46,126	—
Interest rate caps	1,883	—	1,883	—
Interest rate locks	985	—	985	—
Total assets measured at fair value on a recurring basis	$4,485,572	—	4,485,572	—
TBA hedge	$311	—	311	—
Interest rate swap	19,839	—	19,839	—
Total liabilities measured at fair value on a recurring basis	$20,150	—	20,150	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$455,347	—	455,347	—
U.S. government sponsored enterprises	299,219	—	299,219	—
State and local governments	98,932	—	98,932	—
Corporate bonds	26,253	—	26,253	—
Residential mortgage-backed securities	2,811,263	—	2,811,263	—
Commercial mortgage-backed securities	1,094,705	—	1,094,705	—
Loans held for sale, at fair value	15,691	—	15,691	—
Interest rate caps	4,990	—	4,990	—
Interest rate locks	604	—	604	—
Total assets measured at fair value on a recurring basis	$4,807,004	—	4,807,004	—
TBA hedge	$350	—	350	—
Interest rate swap	17,988	—	17,988	—
Total liabilities measured at fair value on a recurring basis	$18,338	—	18,338	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2024.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$120	—	—	120
Collateral-dependent impaired loans, net of ACL	$2,854	—	—	2,854
Total assets measured at fair value on a non-recurring basis	$2,974	—	—	2,974

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$166	—	—	166
Collateral-dependent impaired loans, net of ACL	1,332	—	—	1,332
Total assets measured at fair value on a non-recurring basis	$1,498	—	—	1,498

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2024	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$120	Sales comparison approach	Selling costs	10.0% - 10.0% (10.0%)
Collateral-dependent impaired loans, net of ACL	$1,490	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	1,103	Sales comparison approach	Selling costs	10.0% - 20.0% (10.8%)
			Adjustment to comparables	0.0% - 0.0% (0.0%)
	261	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,854

	Fair Value December 31, 2023	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$166	Sales comparison approach	Selling costs	0.0% - 10.0% (8.1%)

Collateral-dependent impaired loans, net of ACL	$1,258	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	74	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
	$1,332
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended September 30, 2024.

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

FRB borrowing: fair value of borrowings through the FRB is estimated based on borrowing rates currently available to the Company through the Bank Term Funding Program (“BTFP”) with similar terms and maturities.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$987,833	987,833	—	—
Debt securities, held-to-maturity	3,348,698	—	3,080,549	—
Loans receivable, net of ACL	16,976,017	—	—	17,089,754
Total financial assets	$21,312,548	987,833	3,080,549	17,089,754
Financial liabilities
Term deposits	$3,284,609	—	3,329,142	—
FHLB advances	1,800,000	—	1,796,520	—
Repurchase agreements and other borrowed funds	1,915,669	—	1,915,669	—
Subordinated debentures	133,065	—	121,219	—
Total financial liabilities	$7,133,343	—	7,162,550	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,354,342	1,354,342	—	—
Debt securities, held-to-maturity	3,502,411	—	3,180,194	—
Loans receivable, net of ACL	16,005,325	—	—	16,133,681
Total financial assets	$20,862,078	1,354,342	3,180,194	16,133,681
Financial liabilities
Term deposits	$2,915,393	—	2,955,521	—
FRB Bank Term Funding	2,740,000	—	2,738,031	—
Repurchase agreements and other borrowed funds	1,568,545	—	1,568,545	—
Subordinated debentures	132,943	—	119,768	—
Total financial liabilities	$7,356,881	—	7,381,865	—

Note 14. Mergers and Acquisitions

On January 31, 2024, the Company acquired 100% percent of the outstanding common stock of Community Financial Group, Inc. (“CFGW”) and its wholly-owned subsidiary, Wheatland Bank (“Wheatland”), a community bank based in Spokane, Washington. Wheatland provides banking services to individuals and businesses in Washington with locations in Chelan, Wenatchee, Ellensburg, Yakima, Quincy, Moses Lake, Pasco, Odessa, Davenport, Ritzville, and Spokane. Wheatland merged into the Bank and became a new bank division headquartered in Spokane and the Bank’s existing Washington-based division, North Cascades Bank, combined with the new Wheatland division. The preliminary value of the Wheatland acquisition was $93,156,000 and as part of the transaction, the Company issued 2,389,684 shares of its common stock and paid $771,000 in cash in exchange for all of Wheatland’s outstanding shares of common stock and options to purchase common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the January 31, 2024 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Bank and Wheatland. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

On July 19, 2024, the Bank completed its acquisition of six Montana branch banking offices of Rocky Mountain Bank (“RMB”) from HTLF Bank (”HTLF”), a wholly owned subsidiary of Heartland Financial USA, Inc. The RMB branches are located in Billings, Bozeman, Plentywood, Stevensville, and Whitehall. The RMB branches have joined Glacier Bank divisions operating in Montana. The Bank paid a premium of $25,238,000 for deposit relationships with balances of $396,690,000 and loans with balances of $271,569,000, and received cash of $102,019,000 from HTLF. The excess of the fair value of consideration transferred over total identified net assets was recorded as goodwill. The goodwill arising from the acquisition consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired branches. The goodwill is deductible for income tax purposes because the acquisition was accounted for as a purchase of assets and assumption of liabilities for tax purposes.

The assets and liabilities of Wheatland and RMB were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the respective acquisition dates and the results of operations have been included in the Company’s consolidated statements of operations since that date.

The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the Wheatland and RMB branch acquisitions. The Company is continuing to obtain information to determine the fair values of assets acquired and liabilities assumed.

(Dollars in thousands)	Wheatland January 31, 2024	RMB Branches July 19, 2024
Fair value of consideration transferred
Fair value of Company shares issued	$92,385	$—
Cash consideration or deposit premium paid	771	25,238
Total fair value of consideration transferred	93,156	25,238
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	31,674	102,019
Debt securities	187,183	—
Loans receivable, net of ACL	452,737	271,569
Core deposit intangible [1]	16,936	9,794
Accrued income and other assets	50,760	15,114
Total identifiable assets acquired	739,290	398,496
Liabilities assumed
Deposits	616,955	396,690
Borrowings	58,500	4,305
Accrued expenses and other liabilities	9,048	2,057
Total liabilities assumed	684,503	403,052
Total identifiable net assets (liabilities)	54,787	(4,556)
Goodwill recognized	$38,369	$29,794
______________________________
1 The core deposit intangible for the acquisition was determined to have an estimated life of 10 years.

The preliminary fair values of the Wheatland and the RMB branch assets acquired include loans with preliminary fair values of $452,740,000 and $271,569,000, respectively. The gross principal and contractual interest due under the loans acquired in Wheatland and RMB transactions were $468,882,000 and $288,920,000, respectively. The Company evaluated the loans at each respective acquisition date and determined there were PCD loans of $1,655,000 with an ACL of $3,000 related to the Wheatland acquisition, and no PCD loans from the RMB branch acquisition.

The Company incurred $7,664,000 and $1,744,000 of expenses in connection with the Wheatland and RMB branch acquisitions during the nine months ended September 30, 2024, respectively. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $22,111,000 and net loss was approximately $6,416,000 from January 31, 2024 to September 30, 2024. Total income consisting of net interest income and non-interest income of the acquired branches of RMB was approximately $3,072,000 and net loss was approximately $2,606,000 from July 19, 2024 to September 30, 2024. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland and RMB branch acquisitions had occurred on January 1, 2023:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income and non-interest income	$215,420	208,217	618,039	644,285
Net income	51,512	56,755	131,407	181,103

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
•risks related to overall economic conditions, including the impact on the economy of a uncertain interest rate environment, inflationary pressures, and geopolitical instability, including the wars in Ukraine and the Middle East;
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
•risks associated with dependence on the Chief Executive Officer (“CEO), the senior management team and the Presidents of Glacier Bank’s (the “Bank”) divisions;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Operating results
Net income	$51,055	44,708	32,627	52,445	128,390	168,611
Basic earnings per share	$0.45	0.39	0.29	0.47	1.14	1.52
Diluted earnings per share	$0.45	0.39	0.29	0.47	1.13	1.52
Dividends declared per share	$0.33	0.33	0.33	0.33	0.99	0.99
Market value per share
Closing	$45.70	37.32	40.28	28.50	45.70	28.50
High	$47.71	40.18	42.75	36.45	47.71	50.03
Low	$35.57	34.35	34.74	26.84	34.35	26.77
Selected ratios and other data
Number of common stock shares outstanding	113,394,786	113,394,092	113,388,590	110,879,365	113,394,786	110,879,365
Average outstanding shares - basic	113,394,758	113,390,539	112,492,142	110,877,534	113,093,583	110,857,788
Average outstanding shares - diluted	113,473,107	113,405,491	112,554,402	110,886,959	113,137,861	110,882,718
Return on average assets (annualized)	0.73%	0.66%	0.47%	0.75%	0.62%	0.83%
Return on average equity (annualized)	6.34%	5.77%	4.25%	7.12%	5.47%	7.72%
Efficiency ratio	64.92%	67.97%	74.41%	63.31%	68.98%	62.10%
Loan to deposit ratio	83.16%	84.03%	82.04%	79.25%	83.16%	79.25%
Number of full time equivalent employees	3,434	3,399	3,438	3,314	3,434	3,314
Number of locations	232	231	232	221	232	221
Number of ATMs	279	286	285	274	279	274

The Company reported net income of $51.1 million for the current quarter, an increase of $6.3 million, or 14 percent from the prior quarter net income of $44.7 million and a decrease of $1.4 million, or 3 percent, from the $52.4 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.45 per share, an increase of 15 percent from the prior quarter diluted earnings per share of $0.39 per share and a decrease of 4 percent from the prior year third quarter diluted earnings per share of $0.47. The decrease in net income compared to the prior year third quarter was due to the increase in funding costs and the increased costs associated with the acquisitions of Wheatland and Rocky Mountain Bank (“RMB”) over the prior year third quarter.

Net income for the nine months ended September 30, 2024 was $128 million, a decrease of $40.2 million, or 24 percent, from the $169 million net income for the first nine months of the prior year. Diluted earnings per share for the first nine months of 2024 was $1.13 per share, a decrease of $0.39 per share from the prior year first nine months diluted earnings per share of $1.52. The decrease in net income for the first nine months of the current year compared to the prior year first nine months was primarily due to the significant increase in funding costs. In addition, the current year-to-date results included increased operating costs and a $9.7 million provision for credit losses associated with the acquisitions of Wheatland and RMB.

On July 19, 2024, the Company completed the acquisition of six RMB branches in Montana. The branches have been combined with Glacier Bank divisions operating in Montana, including First Bank of Montana, First Security Bank of Bozeman, First Security Bank of Missoula, Valley Bank, and Western Security Bank. On January 31, 2024, the Company completed the acquisition of Wheatland, headquartered in Spokane, Washington. Wheatland had 14 branches in eastern Washington and was combined with the North Cascades Bank division under the name Wheatland Bank, Division of Glacier Bank. The Wheatland Bank division now operates with a combined 23 branches in Central and Eastern Washington and is a Top 5 community bank by deposit share in Eastern Washington. The Company’s results of operations and financial condition include the Wheatland and RMB acquisitions beginning on the respective acquisition date. The following table discloses the preliminary fair value estimates of select classifications of assets and liabilities acquired:

	Wheatland	RMB Branches
(Dollars in thousands)	January 31, 2024	July 19, 2024	Total
Total assets	$777,659	$403,052	$1,180,711
Cash and cash equivalents	12,926	76,781	89,707
Debt securities	187,183	—	187,183
Loans receivable [1]	452,740	271,569	724,309
Non-interest bearing deposits	277,651	93,534	371,185
Interest bearing deposits	339,304	303,156	642,460
Borrowings	58,500	4,305	62,805
Core deposit intangible	16,936	9,794	26,730
Goodwill	38,369	29,794	68,163
______________________________
1 Includes loans held for sale.

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023
Cash and cash equivalents	$987,833	800,779	1,354,342	1,672,094	187,054	(366,509)	(684,261)
Debt securities, available-for-sale	4,436,578	4,499,541	4,785,719	4,741,738	(62,963)	(349,141)	(305,160)
Debt securities, held-to-maturity	3,348,698	3,400,403	3,502,411	3,553,805	(51,705)	(153,713)	(205,107)
Total debt securities	7,785,276	7,899,944	8,288,130	8,295,543	(114,668)	(502,854)	(510,267)
Loans receivable
Residential real estate	1,837,697	1,771,528	1,704,544	1,653,777	66,169	133,153	183,920
Commercial real estate	10,833,841	10,713,964	10,303,306	10,292,446	119,877	530,535	541,395
Other commercial	3,177,051	3,066,028	2,901,863	2,916,785	111,023	275,188	260,266
Home equity	931,440	905,884	888,013	869,963	25,556	43,427	61,477
Other consumer	401,158	394,587	400,356	402,075	6,571	802	(917)
Loans receivable	17,181,187	16,851,991	16,198,082	16,135,046	329,196	983,105	1,046,141
Allowance for credit losses	(205,170)	(200,955)	(192,757)	(192,271)	(4,215)	(12,413)	(12,899)
Loans receivable, net	16,976,017	16,651,036	16,005,325	15,942,775	324,981	970,692	1,033,242
Other assets	2,456,643	2,453,581	2,094,832	2,153,149	3,062	361,811	303,494
Total assets	$28,205,769	27,805,340	27,742,629	28,063,561	400,429	463,140	142,208

Total debt securities of $7.785 billion at September 30, 2024 decreased $115 million, or 1 percent, during the current quarter and decreased $510 million, or 6 percent, from the prior year third quarter. Debt securities represented 28 percent of total assets at September 30, 2024 compared to 30 percent at December 31, 2023 and 30 percent at September 30, 2023.

The loan portfolio of $17.181 billion at September 30, 2024 increased $329 million, or 2 percent, during the current quarter. Excluding the RMB acquisition, the loan portfolio organically increased $57.6 million, or 1 percent annualized, during the current quarter. Excluding the RMB and Wheatland acquisitions, the loan portfolio organically increased $261 million, or 2 percent, during the first nine months of 2024 and increased $324 million, or 2 percent, from the prior year third quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023
Deposits
Non-interest bearing deposits	$6,407,728	6,093,430	6,022,980	6,465,353	314,298	384,748	(57,625)
NOW and DDA accounts	5,363,476	5,219,838	5,321,257	5,253,367	143,638	42,219	110,109
Savings accounts	2,801,077	2,862,034	2,833,887	2,872,362	(60,957)	(32,810)	(71,285)
Money market deposit accounts	2,854,540	2,858,850	2,831,624	2,994,631	(4,310)	22,916	(140,091)
Certificate accounts	3,284,609	3,064,613	2,915,393	2,742,017	219,996	369,216	542,592
Core deposits, total	20,711,430	20,098,765	19,925,141	20,327,730	612,665	786,289	383,700
Wholesale deposits	3,334	2,994	4,026	67,434	340	(692)	(64,100)
Deposits, total	20,714,764	20,101,759	19,929,167	20,395,164	613,005	785,597	319,600
Securities sold under agreements to repurchase	1,831,501	1,629,504	1,486,850	1,499,696	201,997	344,651	331,805
Federal Home Loan Bank advances	1,800,000	2,350,000	—	—	(550,000)	1,800,000	1,800,000
FRB Bank Term Funding	—	—	2,740,000	2,740,000	—	(2,740,000)	(2,740,000)
Other borrowed funds	84,168	88,149	81,695	73,752	(3,981)	2,473	10,416
Subordinated debentures	133,065	133,024	132,943	132,903	41	122	162
Other liabilities	397,221	365,459	351,693	347,452	31,762	45,528	49,769
Total liabilities	$24,960,719	24,667,895	24,722,348	25,188,967	292,824	238,371	(228,248)

Total core deposits of $20.711 billion at September 30, 2024 increased $613 million, or 3 percent, from the prior quarter and increased $786 million, or 4 percent, from the prior year end. Total core deposits organically increased $217 million, or 4 percent annualized, during the current quarter and decreased $227 million, or 1 percent, from the prior year end.

Total non-interest bearing deposits of $6.408 billion, increased $314 million, or 5 percent, from the prior quarter and increased $385 million, or 6 percent, from the prior year end. Non-interest bearing deposits organically increased $221 million, or 14 percent annualized, during the current quarter and increased $13.6 million, or 23 basis points, from the prior year end. Non-interest bearing deposits represented 31 percent of total deposits at September 30, 2024, compared to 30 percent at December 31, 2023 and 32 percent at September 30, 2023.

FHLB borrowings of $1.800 billion decreased $550 million, or 23 percent, during the current quarter. Upon maturity in the first quarter of 2024, the Company paid off its $2.740 billion BTFP borrowings with a combination of $2.140 billion in FHLB borrowings and cash. See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023
Common equity	$3,507,356	3,492,096	3,394,394	3,374,961	15,260	112,962	132,395
Accumulated other comprehensive loss	(262,306)	(354,651)	(374,113)	(500,367)	92,345	111,807	238,061
Total stockholders’ equity	3,245,050	3,137,445	3,020,281	2,874,594	107,605	224,769	370,456
Goodwill and core deposit intangible, net	(1,106,336)	(1,066,790)	(1,017,263)	(1,019,690)	(39,546)	(89,073)	(86,646)
Tangible stockholders’ equity	$2,138,714	2,070,655	2,003,018	1,854,904	68,059	135,696	283,810

Stockholders’ equity to total assets	11.50%	11.28%	10.89%	10.24%
Tangible stockholders’ equity to total tangible assets	7.89%	7.74%	7.49%	6.86%
Book value per common share	$28.62	27.67	27.24	25.93	0.95	1.38	2.69
Tangible book value per common share	$18.86	18.26	18.06	16.73	0.60	0.80	2.13

Tangible stockholders’ equity of $2.139 billion at September 30, 2024 increased $68.1 million, or 3 percent, compared to the prior quarter and was primarily the result of a decrease in unrealized loss on the available-for-sale debt securities which was partially offset by the increase in goodwill and core deposit intangibles associated with the acquisition of RMB. Tangible stockholders’ equity at September 30, 2024 increased $136 million, or 7 percent, compared to the prior year end and was primarily due to $92.4 million of Company common stock issued for the acquisition of Wheatland and the decrease in the unrealized loss on the available-for-sale securities. The increase was partially offset by the increase in goodwill and core deposits associated with the acquisitions of Wheatland and RMB. Tangible book value per common share of $18.86 at the current quarter end increased $0.80 per share, or 4 percent, from the prior year end and increased $2.13 per share, or 13 percent, from the prior year third quarter.

Cash Dividend
On September 24, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable October 17, 2024 to shareholders of record on October 8, 2024. The dividend was the Company’s 158th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2024
Compared to June 30, 2024, March 31, 2024, and September 30, 2023

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Sep 30, 2023	Jun 30, 2024	Mar 31, 2024	Sep 30, 2023
Net interest income
Interest income	$289,578	273,834	279,402	264,906	15,744	10,176	24,672
Interest expense	109,347	107,356	112,922	97,852	1,991	(3,575)	11,495
Total net interest income	180,231	166,478	166,480	167,054	13,753	13,751	13,177
Non-interest income
Service charges and other fees	20,587	19,422	18,563	19,304	1,165	2,024	1,283
Miscellaneous loan fees and charges	4,970	4,821	4,362	4,322	149	608	648
Gain on sale of loans	4,898	4,669	3,362	4,046	229	1,536	852
Gain (loss) on sale of investments	26	(12)	16	(65)	38	10	91
Other income	4,223	3,304	3,686	2,633	919	537	1,590
Total non-interest income	34,704	32,204	29,989	30,240	2,500	4,715	4,464
Total income	$214,935	198,682	196,469	197,294	16,253	18,466	17,641
Net interest margin (tax-equivalent)	2.83%	2.68%	2.59%	2.58%

Net Interest Income
The current quarter interest income of $290 million increased $15.7 million, or 6 percent, over the prior quarter and increased $24.7 million, or 9 percent, over the prior year third quarter, with both increases being primarily due to the increase in the loan yields and the increase in average balances of the loan portfolio. The loan yield of 5.69 percent in the current quarter increased 11 basis points from the prior quarter loan yield of 5.58 percent and increased 42 basis points from the prior year third quarter loan yield of 5.27 percent.

The current quarter interest expense of $109 million increased $2.0 million, or 2 percent, over the prior quarter and was primarily attributable to the increase in average deposit balances. The current quarter interest expense increased $11.5 million, or 12 percent, over the prior year third quarter and was primarily the result of an increase in rates on deposits and borrowings. Core deposit cost (including non-interest bearing deposits) was 1.37 percent for the current quarter compared to 1.36 percent in the prior quarter and 1.03 percent for the prior year third quarter. The total cost of funding (including non-interest bearing deposits) of 1.79 percent in the current quarter decreased 1 basis point from the prior quarter. The current quarter cost of funds increased 21 basis points from the prior year third quarter which was primarily the result of the increased deposit rates.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 2.83 percent, an increase of 15 basis points from the prior quarter net interest margin of 2.68 percent and was primarily driven by an increase in loan yields. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was an increase of 25 basis points from the prior year third quarter net interest margin of 2.58 percent and was primarily driven by an increase in loan yields which more than offset the total cost of funding. Core net interest margin excludes the impact from discount accretion and non-accrual interest. Excluding the 4 basis points from discount accretion, the core net interest margin was 2.79 percent in the current quarter compared to 2.63 percent in the prior quarter and 2.55 in the prior year third quarter.

Non-interest Income
Non-interest income for the current quarter totaled $34.7 million, which was an increase of $2.5 million, or 8 percent, over the prior quarter and an increase of $4.5 million, or 15 percent, over the prior year third quarter. Service charges and other fees of $20.6 million for the current quarter increased $1.2 million, or 6 percent, compared to the prior quarter and increased $1.3 million, or 7 percent, compared to the prior year third quarter. Gain on the sale of residential loans of $4.9 million for the current quarter increased $229 thousand, or 5 percent, compared to the prior quarter and increased $852 thousand, or 21 percent, from the prior year third quarter. Other income of $4.2 million increased $919 thousand, or 28 percent, over the prior quarter and increased $1.6 million, or 60 percent, over the prior year third quarter, with both increases being driven by a $1.2 million gain on the sale of repossessed property during the current quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Sep 30, 2023	Jun 30, 2024	Mar 31, 2024	Sep 30, 2023
Compensation and employee benefits	$85,083	84,434	85,789	77,387	649	(706)	7,696
Occupancy and equipment	11,989	11,594	11,883	10,553	395	106	1,436
Advertising and promotions	4,062	4,362	3,983	4,052	(300)	79	10
Data processing	9,196	9,387	9,159	8,730	(191)	37	466
Other real estate owned	13	149	25	15	(136)	(12)	(2)
Regulatory assessments and insurance	5,150	5,393	7,761	6,060	(243)	(2,611)	(910)
Intangibles amortization	3,367	3,017	2,760	2,428	350	607	939
Other expenses	25,848	22,616	30,483	20,351	3,232	(4,635)	5,497
Total non-interest expense	$144,708	140,952	151,843	129,576	3,756	(7,135)	15,132

Total non-interest expense of $145 million for the current quarter increased $3.8 million, or 3 percent, over the prior quarter and increased $15.1 million, or 12 percent, over the prior year third quarter. Compensation and employee benefits increased $7.7 million, or 10 percent, from the prior year third quarter and was driven by annual salary increases, increased performance-related compensation and increases from the acquisitions of Wheatland and RMB.

Other expenses of $25.8 million increased $3.2 million, or 14 percent, from the prior quarter, which was attributable to several miscellaneous category increases including an increase of $1.2 million in outside consulting services. In addition, the current quarter other expenses included $586 thousand of gains from the sale of former branch facilities and disposal of fixed assets compared to $1.5 million in the prior quarter. Other expenses increased $5.5 million, or 27 percent, from the prior year third quarter as a result of several miscellaneous category increases including an increase of $2.7 million in outside consulting services and an increase of $1.6 million in acquisition-related expenses. Acquisition-related expense was $1.9 million in the current quarter compared to $1.8 million in the prior quarter and $279 thousand in the prior year third quarter.

Efficiency Ratio
The efficiency ratio was 64.92 percent in the current quarter compared to 67.97 percent in the prior quarter and 63.31 percent in the prior year third quarter. The decrease from the prior quarter was principally driven by the increase in net interest income that more than offset the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2024	$6,981	$2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%
Fourth quarter 2022	6,060	1,968	1.20%	0.14%	0.12%

Net charge-offs for the current quarter were $2.8 million compared to $2.9 million in the prior quarter and $2.2 million for the prior year third quarter. Net charge-offs of $2.8 million included $1.9 million in deposit overdraft net charge-offs and $815 thousand of net loan charge-offs.

The current quarter credit loss expense of $8.0 million included $2.8 million of provision for credit losses on loans and $799 thousand of provision for credit losses on unfunded commitments from the acquisition of RMB. Excluding the acquisition of RMB, the current quarter credit loss expense was $4.4 million, including $4.2 million of credit loss expense from loans and $225 thousand of credit loss expense from unfunded loan commitments.

The determination of the allowance for credit losses (“ACL” or “allowance”) on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months Ended September 30, 2024
Compared to September 30, 2023

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2024	Sep 30, 2023	$ Change	% Change
Net interest income
Interest income	$842,814	744,159	98,655	13%
Interest expense	329,625	218,933	110,692	51%
Total net interest income	513,189	525,226	(12,037)	(2)%
Non-interest income
Service charges and other fees	58,572	56,042	2,530	5%
Miscellaneous loan fees and charges	14,153	12,451	1,702	14%
Gain on sale of loans	12,929	9,974	2,955	30%
Gain (loss) on sale of debt securities	30	(202)	232	(115)%
Other income	11,213	8,949	2,264	25%
Total non-interest income	96,897	87,214	9,683	11%
Total income	$610,086	612,440	(2,354)	—%
Net interest margin (tax-equivalent)	2.70%	2.79%

Net Interest Income
Net-interest income of $513 million for the first nine months of 2024 decreased $12.0 million, or 2 percent, over 2023 and was primarily driven by increased interest expense which outpaced the increase in interest income. Interest income of $843 million for 2024 increased $98.7 million, or 13 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.58 percent during the first nine months of 2024, an increase of 44 basis points from the prior year first nine months loan yield of 5.14 percent.

Interest expense of $330 million for the first nine months of 2024 increased $111 million, or 51 percent, over the same period in the prior year and was primarily the result of higher interest rates on deposits. Core deposit cost (including non-interest bearing deposits) was 1.36 percent for the first nine months of 2024 compared to 0.62 percent for the same period in the prior year. The total funding cost (including non-interest bearing deposits) for the first nine months of 2024 was 1.81 percent, which was an increase of 59 basis points over the first nine months of the prior year funding cost of 1.22 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first nine months of 2024 was 2.70 percent, a 9 basis points decrease from the net interest margin of 2.79 percent for the first nine months of the prior year. Excluding the 4 basis points from discount accretion and the 1 basis point from non-accrual interest, the core net interest margin was 2.65 percent in the first nine months of the current year compared to 2.77 percent in the prior year first nine months.

Non-interest Income
Non-interest income of $96.9 million for the first nine months of 2024 increased $9.7 million, or 11 percent, over the same period last year. Gain on sale of residential loans of $12.9 million for the first nine months of 2024 increased by $3.0 million, or 30 percent, over the first nine months of the prior year. Other income of $11.2 million for the first nine months of 2024 increased $2.3 million, or 25 percent, over the same period last year and was primarily driven by a $1.2 million gain on the sale of repossessed property during the current quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Sep 30, 2024	Sep 30, 2023	$ Change	% Change
Compensation and employee benefits	$255,306	$237,628	$17,678	7%
Occupancy and equipment	35,466	33,045	2,421	7%
Advertising and promotions	12,407	12,020	387	3%
Data processing	27,742	25,241	2,501	10%
Other real estate owned	187	41	146	356%
Regulatory assessments and insurance	18,304	16,277	2,027	12%
Intangibles amortization	9,144	7,304	1,840	25%
Other expenses	78,947	63,606	15,341	24%
Total non-interest expense	$437,503	$395,162	$42,341	11%

Total non-interest expense of $438 million for the first nine months of 2024 increased $42.3 million, or 11 percent, over the same period in the prior year. Compensation and employee benefits expense of $255 million in the first nine months of 2024 increased $17.7 million, or 7 percent, over the same period in the prior year and was driven by annual salary increases and the acquisitions of Wheatland and RMB. Data processing expenses of $27.7 million for the first nine months of 2024 increased $2.5 million, or 10 percent, from the same period in the prior year. Regulatory assessments and insurance expense of $18.3 million for the first nine months of 2024 increased $2.0 million, or 12 percent, over the same period in the prior year which was principally due to the accrual adjustment for the FDIC special assessment. Other expenses of $78.9 million for the first nine months of 2024 increased $15.3 million, or 24 percent, from the first nine months of the prior year and was primarily driven by an increase of $8.6 million of acquisition-related expenses, which was partially offset by gains of $3.1 million from the sale of former branch facilities and disposal of fixed assets.

Efficiency Ratio
The efficiency ratio was 68.98 percent for the first nine months of 2024 compared to 62.10 percent for the same period of 2023. The increase from the prior year was primarily attributable to the increase in interest expense in the current year that outpaced the increase in interest income and increased non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $19.8 million for the first nine months of 2024, an increase of $8.0 million, or 68 percent, over the same period in the prior year and was primarily attributable to $9.7 million from the acquisitions of Wheatland and RMB. Net charge-offs for the first nine months of 2024 were $8.7 million compared to $6.6 million in the first nine months of 2023.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$467,606	6%	$455,347	5%	$444,145	5%
U.S. government sponsored enterprises	310,069	4%	299,219	4%	289,831	3%
State and local governments	72,370	1%	98,932	1%	96,713	1%
Corporate bonds	14,542	1%	26,253	1%	25,904	1%
Residential mortgage-backed securities	2,524,204	32%	2,811,263	34%	2,810,894	34%
Commercial mortgage-backed securities	1,047,787	14%	1,094,705	13%	1,074,251	13%
Total available-for-sale	4,436,578	58%	4,785,719	58%	4,741,738	57%
Held-to-maturity
U.S. government and federal agency	857,858	11%	853,273	10%	851,751	10%
State and local governments	1,630,264	20%	1,650,000	20%	1,657,628	20%
Residential mortgage-backed securities	860,576	11%	999,138	12%	1,044,426	13%
Total held-to-maturity	3,348,698	42%	3,502,411	42%	3,553,805	43%
Total debt securities	$7,785,276	100%	$8,288,130	100%	$8,295,543	100%

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

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$436,652	397,367	446,206	402,932
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,212,254	1,078,634	1,244,344	1,107,064
S&P: A+, A, A- / Moody’s: A1, A2, A3	48,851	48,591	55,511	55,101
Not rated by either entity	7,198	7,013	5,842	5,486
Total	$1,704,955	1,531,605	1,751,903	1,570,583

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$353,465	333,795	383,400	361,728
General obligation - limited	176,751	159,528	183,078	165,993
Revenue	1,139,012	1,004,901	1,146,341	1,006,088
Certificate of participation	35,664	33,317	36,396	34,144
Other	63	64	2,688	2,630
Total	$1,704,955	1,531,605	1,751,903	1,570,583

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$370,495	338,948	372,926	334,583
Texas	118,602	107,401	125,906	114,753
Michigan	80,731	72,576	82,575	79,012
California	111,680	103,750	113,983	104,960
Washington	95,589	87,073	98,239	90,413
All other states	927,858	821,857	958,274	846,862
Total	$1,704,955	1,531,605	1,751,903	1,570,583

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2024. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$48,824	0.79%	$408,866	1.10%	$2,094	5.47%	$7,822	4.30%	$—	—%	$467,606	1.14%
U.S. government sponsored enterprises	—	—%	310,069	1.29%	—	—%	—	—%	—	—%	310,069	1.29%
State and local governments	6,249	1.58%	29,678	1.74%	9,856	2.44%	26,587	2.50%	—	—%	72,370	2.11%
Corporate bonds	—	—%	9,949	3.66%	3,782	4.00%	811	0.46%	—	—%	14,542	3.58%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,524,204	1.20%	2,524,204	1.19%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,047,787	2.65%	1,047,787	2.64%
Total available-for-sale	55,073	0.88%	758,562	1.23%	15,732	3.22%	35,220	2.85%	3,571,991	1.61%	4,436,578	1.55%
Held-to-maturity
U.S. government and federal agency	—	—%	857,858	1.16%	—	—%	—	—%	—	—%	857,858	1.16%
State and local governments	9,139	2.61%	80,339	3.08%	189,027	3.24%	1,351,759	3.01%	—	—%	1,630,264	3.03%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	860,576	1.47%	860,576	1.47%
Total held-to-maturity	9,139	2.61%	938,197	1.33%	189,027	3.24%	1,351,759	3.01%	860,576	1.47%	3,348,698	2.15%
Total debt securities	$64,212	1.12%	$1,696,759	1.28%	$204,759	3.24%	$1,386,979	3.00%	$4,432,567	1.58%	$7,785,276	1.80%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of September 30, 2024, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at September 30, 2024.

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

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of September 30, 2024, the Company determined that none of such securities were impaired.

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

	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,837,697	11%	$1,704,544	11%	$1,653,777	10%
Commercial real estate	10,833,841	64%	10,303,306	64%	10,292,446	65%
Other commercial	3,177,051	19%	2,901,863	18%	2,916,785	18%
Home equity	931,440	5%	888,013	6%	869,963	5%
Other consumer	401,158	2%	400,356	2%	402,075	3%
Loans receivable	17,181,187	101%	16,198,082	101%	16,135,046	101%
Allowance for credit losses	(205,170)	(1)%	(192,757)	(1)%	(192,271)	(1)%
Loans receivable, net	$16,976,017	100%	$16,005,325	100%	$15,942,775	100%

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio follows.

	September 30, 2024
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$696,119	$757,484	$1,453,603	13.4%
Multi-family	—	1,212,053	1,212,053	11.2%
Industrial and warehouse	774,670	431,559	1,206,229	11.1%
Retail	392,935	761,304	1,154,239	10.7%
Medical and nursing	256,801	317,506	574,307	5.3%
Mini and RV Storage	11,213	560,061	571,274	5.3%
Agriculture real estate	556,990	—	556,990	5.1%
Hotel	—	552,382	552,382	5.1%
Land	85,300	406,903	492,203	4.5%
Restaurant and entertainment	229,838	88,118	317,956	2.9%
Automotive and transportation	247,030	40,356	287,386	2.7%
Other commercial real estate	2,019,124	436,095	2,455,219	22.7%
Total commercial real estate	$5,270,020	$5,563,821	$10,833,841	100%

The following table summarizes the Company’s CRE portfolio by geographic location, including occupancy as of the dates indicated:

(Dollars in thousands)	September 30, 2024
	Amount	Percent of total CRE
Montana	$2,944,722	27.2%
Utah	1,906,141	17.6%
Idaho	1,531,379	14.1%
Arizona	1,265,135	11.7%
Colorado	1,113,439	10.3%
Wyoming	770,381	7.1%
Nevada	737,826	6.8%
Washington	564,818	5.2%
Total commercial real estate	$10,833,841	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our eight-state footprint. Specifically, our CRE portfolio has an average loan balance of $773 thousand with an average loan-to-value ratio (“LTV”) of 59% as of September 30, 2024.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Other real estate owned and foreclosed assets	$633	630	1,503	48
Accruing loans 90 days or more past due	11,551	4,692	3,312	3,855
Non-accrual loans	15,937	12,686	20,816	38,380
Total non-performing assets	$28,121	18,008	25,631	42,283
Non-performing assets as a percentage of subsidiary assets	0.10%	0.06%	0.09%	0.15%
ACL as a percentage of non-performing loans	730%	1,116%	799%	455%
Accruing loans 30-89 days past due	$56,213	49,678	49,967	15,253
U.S. government guarantees included in non-performing assets	$1,802	1,228	1,503	1,057
Interest income [1]	$672	354	1,085	1,479
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of subsidiary assets at September 30, 2024 was 0.10 percent compared to 0.06 percent in the prior quarter and 0.15 percent in the prior year third quarter. Non-performing assets of $28.1 million at September 30, 2024 increased $10.1 million, or 56 percent, over the prior quarter and decreased $14.2 million, or 33 percent, over the prior year third quarter.

Early stage delinquencies (accruing loans 30-89 days past due) as a percentage of loans at September 30, 2024 were 0.33 percent compared to 0.29 percent for the prior quarter end and 0.09 percent for the prior year third quarter. Early stage delinquencies of $56.2 million at September 30, 2024 increased $6.5 million from the prior quarter and increased $41.0 million from prior year third quarter.
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

Modifications to Borrowers Experiencing Financial Difficulty
The company identifies modifications to borrowers experiencing financial difficulty (“MBFD”) as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at September 30, 2024 had an amortized cost of $53.6 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2024 was $365 thousand. The fair value of the loan collateral acquired in foreclosure during 2024 was $171 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Balance at beginning of period	$1,503	1,503	32	32
Additions	171	104	1,563	100
Capital improvements	1	1	—	—
Write-downs	(16)	(16)	(8)	—
Sales	(1,026)	(962)	(84)	(84)
Balance at end of period	$633	630	1,503	48

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2024			December 31, 2023			September 30, 2023
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$25,289	12%	11%	$22,325	12%	11%	$21,697	11%	10%
Commercial real estate	138,547	68%	63%	130,924	68%	64%	130,852	68%	65%
Other commercial	23,169	11%	19%	21,194	11%	18%	21,771	12%	18%
Home equity	11,458	6%	5%	11,766	6%	5%	11,624	6%	5%
Other consumer	6,707	3%	2%	6,548	3%	2%	6,327	3%	2%
Total	$205,170	100%	100%	$192,757	100%	100%	$192,271	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Balance at beginning of period	$192,757	192,757	182,283	182,283
Acquisitions	3	3	—	—
Provision for credit losses	21,138	14,157	20,790	16,609
Net (charge-offs) recoveries
Residential real estate	30	20	(3)	(7)
Commercial real estate	(345)	(370)	(1,640)	(333)
Other commercial	(3,346)	(2,349)	(2,256)	(1,528)
Home equity	101	49	38	(16)
Other consumer	(5,168)	(3,312)	(6,455)	(4,737)
Net charge-offs	(8,728)	(5,962)	(10,316)	(6,621)
Balance at end of period	$205,170	200,955	192,757	192,271
ACL as a percentage of total loans	1.19%	1.19%	1.19%	1.19%
Non-accrual loans as a percentage of total loans	0.09%	0.08%	0.13%	0.24%
ACL as a percentage of non-accrual loans	1,287.38%	1,584.07%	926.01%	500.97%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Residential real estate	—%	—%	—%	—%
Commercial real estate	—%	—%	(0.02)%	—%
Other commercial	(0.11)%	(0.08)%	(0.08)%	(0.05)%
Home equity	0.01%	0.01%	—%	—%
Other consumer	(1.30)%	(0.84)%	(1.64)%	1.21%
Total net (charge-offs) recoveries	(0.05)%	(0.04)%	(0.07)%	0.04%

The current quarter credit loss expense of $8.0 million included $2.8 million of provision for credit losses on loans and $799 thousand of provision for credit losses on unfunded commitments from the branch acquisition of RMB. Excluding the branch acquisition of RMB, the current quarter credit loss expense was $4.4 million including $4.2 million credit loss expense from loans and $225 thousand of credit loss expense from unfunded loan commitments.

For the first nine months of the current year, the provision for credit losses of $19.8 million included $8.1 million of provision for credit losses on loans and $1.6 million of provision for credit losses on unfunded loan commitments from the acquisitions of Wheatland and RMB.

The ACL as a percentage of total loans outstanding at September 30, 2024 was 1.19 percent and remained unchanged from the prior year end and the prior year third quarter. The Company’s ACL of $205 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2024 and 2023, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 232 locations, including 197 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023
Custom and owner occupied construction	$235,915	$233,978	$290,572	$306,106	1%	(19)%	(23)%
Pre-sold and spec construction	203,610	198,219	236,596	287,048	3%	(14)%	(29)%
Total residential construction	439,525	432,197	527,168	593,154	2%	(17)%	(26)%
Land development	205,704	209,794	232,966	234,995	(2)%	(12)%	(12)%
Consumer land or lots	189,705	190,781	187,545	184,685	(1)%	1%	3%
Unimproved land	109,237	108,763	87,739	87,089	—%	25%	25%
Developed lots for operative builders	67,140	57,140	56,142	62,485	18%	20%	7%
Commercial lots	98,644	99,036	87,185	84,194	—%	13%	17%
Other construction	689,638	810,536	900,547	982,384	(15)%	(23)%	(30)%
Total land, lot, and other construction	1,360,068	1,476,050	1,552,124	1,635,832	(8)%	(12)%	(17)%
Owner occupied	3,121,900	3,087,814	3,035,768	2,976,821	1%	3%	5%
Non-owner occupied	4,001,430	3,941,786	3,742,916	3,765,266	2%	7%	6%
Total commercial real estate	7,123,330	7,029,600	6,778,684	6,742,087	1%	5%	6%
Commercial and industrial	1,387,538	1,400,896	1,363,479	1,363,198	(1)%	2%	2%
Agriculture	1,047,320	962,384	772,458	785,208	9%	36%	33%
1st lien	2,462,885	2,353,912	2,127,989	2,054,497	5%	16%	20%
Junior lien	77,029	56,049	47,230	47,490	37%	63%	62%
Total 1-4 family	2,539,914	2,409,961	2,175,219	2,101,987	5%	17%	21%
Multifamily residential	921,138	1,027,962	796,538	714,822	(10)%	16%	29%
Home equity lines of credit	1,004,300	974,000	979,891	950,204	3%	2%	6%
Other consumer	221,517	220,755	229,154	233,980	—%	(3)%	(5)%
Total consumer	1,225,817	1,194,755	1,209,045	1,184,184	3%	1%	4%
States and political subdivisions	993,871	777,426	834,947	833,618	28%	19%	19%
Other	188,792	180,505	204,111	209,983	5%	(8)%	(10)%
Total loans receivable, including loans held for sale	17,227,313	16,891,736	16,213,773	16,164,073	2%	6%	7%
Less loans held for sale [1]	(46,126)	(39,745)	(15,691)	(29,027)	16%	194%	59%
Total loans receivable	$17,181,187	$16,851,991	$16,198,082	$16,135,046	2%	6%	6%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Sep 30, 2024	Sep 30, 2024	Sep 30, 2024
Custom and owner occupied construction	$202	206	214	219	202	—	—
Pre-sold and spec construction	3,705	2,908	763	763	2,942	763	—
Total residential construction	3,907	3,114	977	982	3,144	763	—
Land development	583	—	35	80	22	561	—
Consumer land or lots	458	429	96	314	241	217	—
Unimproved land	—	—	—	36	—	—	—
Developed lots for operative builders	531	608	608	608	—	531	—
Commercial lots	47	47	47	188	—	47	—
Other construction	—	25	—	12,884	—	—	—
Total land, lot and other construction	1,619	1,109	786	14,110	263	1,356	—
Owner occupied	1,903	1,992	1,838	1,445	662	809	432
Non-owner occupied	1,335	257	11,016	15,105	1,335	—	—
Total commercial real estate	3,238	2,249	12,854	16,550	1,997	809	432
Commercial and industrial	2,455	2,044	1,971	1,367	1,408	1,047	—
Agriculture	6,040	2,442	2,558	2,450	2,164	3,876	—
1st lien	6,065	2,923	2,664	2,766	3,724	2,341	—
Junior lien	279	492	180	363	279	—	—
Total 1-4 family	6,344	3,415	2,844	3,129	4,003	2,341	—
Multifamily residential	392	385	395	—	392	—	—
Home equity lines of credit	2,867	2,145	2,043	1,612	1,903	964	—
Other consumer	1,111	1,089	1,187	942	663	247	201
Total consumer	3,978	3,234	3,230	2,554	2,566	1,211	201
Other	148	16	16	1,141	—	148	—
Total	$28,121	18,008	25,631	42,283	15,937	11,551	633

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023
Custom and owner occupied construction	$13	$1,323	$2,549	$—	(99)%	(99)%	n/m
Pre-sold and spec construction	1,250	816	1,219	599	53%	3%	109%
Total residential construction	1,263	2,139	3,768	599	(41)%	(66)%	111%
Land development	157	—	163	44	n/m	(4)%	257%
Consumer land or lots	747	411	624	528	82%	20%	41%
Unimproved land	39	158	—	87	(75)%	n/m	(55)%
Commercial lots	—	—	2,159	1,245	n/m	(100)%	(100)%
Other construction	—	21	—	—	(100)%	n/m	n/m
Total land, lot and other construction	943	590	2,946	1,904	60%	(68)%	(50)%
Owner occupied	5,641	4,326	2,222	652	30%	154%	765%
Non-owner occupied	13,785	8,119	14,471	213	70%	(5)%	6,372%
Total commercial real estate	19,426	12,445	16,693	865	56%	16%	2,146%
Commercial and industrial	3,125	17,591	12,905	2,946	(82)%	(76)%	6%
Agriculture	16,932	5,288	594	604	220%	2,751%	2,703%
1st lien	6,275	2,637	3,768	1,006	138%	67%	524%
Junior lien	13	17	1	355	(24)%	1,200%	(96)%
Total 1-4 family	6,288	2,654	3,769	1,361	137%	67%	362%
Home equity lines of credit	4,567	5,432	4,518	3,638	(16)%	1%	26%
Other consumer	2,227	2,192	3,264	1,821	2%	(32)%	22%
Total consumer	6,794	7,624	7,782	5,459	(11)%	(13)%	24%
Other	1,442	1,347	1,510	1,515	7%	(5)%	(5)%
Total	$56,213	$49,678	$49,967	$15,253	13%	13%	269%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Dec 31, 2023	Sep 30, 2023	Sep 30, 2024	Sep 30, 2024
Pre-sold and spec construction	$(4)	(4)	(15)	(12)	—	4
Land development	(21)	(1)	(135)	(134)	—	21
Consumer land or lots	(21)	(22)	(19)	(14)	—	21
Unimproved land	5	5	—	—	5	—
Commercial lots	319	319	—	—	319	—
Other construction	—	—	889	—	—	—
Total land, lot and other construction	282	301	735	(148)	324	42
Owner occupied	(73)	(73)	(59)	(104)	—	73
Non-owner occupied	(3)	(2)	799	500	—	3
Total commercial real estate	(76)	(75)	740	396	—	76
Commercial and industrial	1,272	644	364	(11)	1,839	567
Agriculture	65	68	—	—	68	3
1st lien	(34)	(22)	66	98	—	34
Junior lien	(60)	(55)	24	32	10	70
Total 1-4 family	(94)	(77)	90	130	10	104
Multifamily residential	—	—	(136)	—	—	—
Home equity lines of credit	(31)	1	(6)	20	35	66
Other consumer	753	493	1,097	816	1,056	303
Total consumer	722	494	1,091	836	1,091	369
Other	6,561	4,611	7,447	5,430	9,074	2,513
Total	$8,728	5,962	10,316	6,621	12,406	3,678

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

	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,407,728	31%	$6,022,980	30%	$6,465,353	32%
NOW and DDA accounts	5,363,476	26%	5,321,257	27%	5,253,367	26%
Savings accounts	2,801,077	13%	2,833,887	14%	2,872,362	14%
Money market deposit accounts	2,854,540	14%	2,831,624	14%	2,994,631	15%
Certificate accounts	3,284,609	16%	2,915,393	15%	2,742,017	13%
Wholesale deposits	3,334	—%	4,026	—%	67,434	—%
Total interest bearing deposits	14,307,036	69%	13,906,187	70%	13,929,811	68%
Total deposits	$20,714,764	100%	$19,929,167	100%	$20,395,164	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2024. The subordinated debentures outstanding as of September 30, 2024 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2024 and determined its ACL of $17.9 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
FHLB advances
Borrowing capacity	$4,518,827	4,444,588
Amount utilized	(1,800,000)	—
Letters of credit and other pledged collateral	(5,704)	(2,327)
Amount available	$2,713,123	4,442,261
FRB discount window
Borrowing capacity	$1,899,796	1,916,312
Amount utilized	—	—
Amount available	$1,899,796	1,916,312
FRB Bank Term Funding Program
Borrowing capacity	$—	2,853,209
Amount utilized	—	(2,740,000)
Amount available	$—	$113,209
Unsecured lines of credit available	$575,000	565,000
Unencumbered debt securities
U.S. government and federal agency	$608,833	473,084
U.S. government sponsored enterprises	301,929	—
State and local governments	947,022	998,923
Corporate bonds	14,543	26,253
Residential mortgage-backed securities	752,310	127,328
Commercial mortgage-backed securities	855,656	183,048
Total unencumbered debt securities [1]	$3,480,293	1,808,636
____________________________
1 Total unencumbered debt securities at September 30, 2024, included $1.8 billion classified as AFS and $1.7 billion classified as HTM. Total unencumbered debt securities at December 31, 2023, included $441.5 million classified as AFS, and $1.4 billion classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 113,394,786 have been issued as of September 30, 2024. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2024. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2024, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2024:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.61%	12.50%	12.50%	8.90%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 5.70 percent in Idaho, 4.55 percent in Utah, 4.25 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Income Before Income Taxes	$152,811	205,496
Federal and state income tax expense	24,421	36,885
Net Income	$128,390	168,611
Effective tax rate [1]	16.0%	17.9%
Income from tax-exempt debt securities, municipal loans and leases	$63,160	59,588
Benefits from federal income tax credits	$20,422	15,552
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense of $24.4 million for the first nine months of 2024 decreased $12.5 million, or 34 percent, over the prior year. The effective tax rate for the first nine months of 2024 was 16.0 percent compared to 17.9 percent for the same period in the prior year. The decrease in tax expense and the resulting effective tax rate was the result of a combination of increased federal tax credits and a decrease in the pre-tax income.

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

	Three Months ended			Nine Months ended
	September 30, 2024			September 30, 2024
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,850,066	$23,118	5.00%	$1,798,202	$65,636	4.87%
Commercial loans [1]	13,957,304	198,556	5.66%	13,737,866	571,540	5.56%
Consumer and other loans	1,324,142	23,188	6.97%	1,299,463	65,725	6.76%
Total loans [2]	17,131,512	244,862	5.69%	16,835,531	702,901	5.58%
Tax-exempt investment securities [3]	1,660,643	14,710	3.54%	1,695,965	44,978	3.54%
Taxable investment securities [4,5]	7,073,967	34,001	1.92%	7,429,971	106,939	1.92%
Total earning assets	25,866,122	293,573	4.52%	25,961,467	854,818	4.40%
Goodwill and intangibles	1,092,632			1,071,024
Non-earning assets	836,878			734,681
Total assets	$27,795,632			$27,767,172
Liabilities
Non-interest bearing deposits	$6,237,166	$—	—%	$6,077,392	$—	—%
NOW and DDA accounts	5,314,459	16,221	1.21%	5,270,842	47,866	1.21%
Savings accounts	2,829,203	5,699	0.80%	2,881,273	17,368	0.81%
Money market deposit accounts	2,887,173	15,048	2.07%	2,913,206	43,907	2.01%
Certificate accounts	3,211,842	33,597	4.16%	3,083,866	96,365	4.17%
Total core deposits	20,479,843	70,565	1.37%	20,226,579	205,506	1.36%
Short-term borrowings
Wholesale deposits [6]	3,122	42	5.47%	3,603	149	5.49%
Repurchase agreements	1,723,553	14,738	3.40%	1,612,021	40,901	3.39%
FHLB advances	968,533	12,126	4.90%	769,521	28,560	4.88%
FRB Bank Term Funding	—	—	—%	824,672	27,097	4.39%
Total short-term borrowings	2,695,208	26,906	3.91%	3,209,817	96,707	3.96%
Long-term borrowings
FHLB advances	860,000	10,218	4.65%	627,737	22,212	4.65%
Subordinated debentures and other borrowed funds	219,472	1,658	3.01%	220,835	5,200	3.15%
Total interest bearing liabilities	24,254,523	109,347	1.79%	24,284,968	329,625	1.81%
Other liabilities	336,906			345,822
Total liabilities	24,591,429			24,630,790
Stockholders’ Equity
Stockholders’ equity	3,204,203			3,136,382
Total liabilities and stockholders’ equity	$27,795,632			$27,767,172
Net interest income (tax-equivalent)		$184,226			$525,193
Net interest spread (tax-equivalent)			2.73%			2.59%
Net interest margin (tax-equivalent)			2.83%			2.70%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.7 million and $4.8 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2024, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $2.1 million and $6.5 million on tax-exempt debt securities income for the three and nine months ended September 30, 2024, respectively.
4Includes interest income of $4.8 million and $17.2 million on average interest-bearing cash balances of $357.0 million and $631.7 million for the three and nine months ended September 30, 2024, respectively.
5Includes tax effect of $203 thousand and $629 thousand on federal income tax credits for the three and nine months ended September 30, 2024, respectively.
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

	Nine Months ended September 30, 2024
	2024 vs. 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$7,453	6,675	14,128
Commercial loans (tax-equivalent)	33,858	39,530	73,388
Consumer and other loans	2,987	8,490	11,477
Investment securities (tax-equivalent)	(13,116)	12,717	(399)
Total interest income	31,182	67,412	98,594
Interest expense
NOW and DDA accounts	657	24,603	25,260
Savings accounts	(67)	12,365	12,298
Money market deposit accounts	(2,900)	18,153	15,253
Certificate accounts	30,785	30,967	61,752
Wholesale deposits	(7,863)	13	(7,850)
Repurchase agreements	7,419	9,297	16,716
FHLB advances	24,225	(363)	23,862
FRB Bank Term Funding	(36,064)	1	(36,063)
Subordinated debentures and other borrowed funds	351	(887)	(536)
Total interest expense	16,543	94,149	110,692
Net interest income (tax-equivalent)	$14,639	(26,737)	(12,098)

Net interest income (tax-equivalent) decreased $12.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The interest income for the first nine months of 2024 increased over the same period last year primarily from loan growth and increased loan yields. The increase in interest expense for the first nine months of 2023 was primarily the result of an increase in interest rates.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, 300 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of September 30, 2024.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	(1.58%)	(1.34%)
-200 bp Rate ramp	(1.12%)	(2.83%)
-200 bp Rate shock	(2.43%)	(5.65%)
-100 bp Rate shock	(1.01%)	(1.78%)
+100 bp Rate shock	(0.75%)	0.59%
+200 bp Rate shock	(1.86%)	0.61%
+200 bp Rate ramp	(1.48%)	(1.00%)
+400 bp Rate shock	(3.60%)	(1.36%)
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

October 31, 2024	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

October 31, 2024	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO