Form 10-K
period 2024-12-31
GLACIER BANCORP, INC.
filed 2025-02-25
CIK 868671

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $4,208,735,197 (based on the average bid and asked price as quoted on The New York Stock Exchange as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on February 18, 2025 was 113,403,941. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of shareholders are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

2025 Proxy Statement – the 2025 Annual Meeting Proxy Statement	GDP - Gross domestic product
ACL – allowance for credit losses	Ginnie Mae – Government National Mortgage Association
AI - Artificial Intelligence	GLBA – Gramm-Leach-Bliley Financial Services
ALCO – Asset Liability Committee	Modernization Act of 1999
AML-CFT - Anti-Money Laundering and Countering the Financing	HTLF - HTLF Bank
of Terrorism	HTM - Held-to-maturity
Alta – Altabancorp and its subsidiary, Altabank	Interest rate locks – residential real estate derivatives for commitments
ASC – Accounting Standards CodificationTM	Interstate Act – Riegle-Neal Interstate Banking and Branching
ASU – Accounting Standards Update	Efficiency Act of 1994
ATM – automated teller machine	IRS – Internal Revenue Service
Bank – Glacier Bank	KBW Regional Banking Index - KBW NASDAQ Regional
Basel III – third installment of the Basel Accords	Banking Index
BHCA – Bank Holding Company Act of 1956, as amended	LIBOR – London Interbank Offered Rate
Board – Glacier Bancorp, Inc.’s Board of Directors	LIHTC – Low-Income Housing Tax Credit
bp or bps – basis point(s)	MBFD - modifications to borrowers experiencing financial
BSA – Bank Secrecy Act	difficulty
CDE – Certified Development Entity	MT Division of Banking – Montana Department of Administration’s
CDFI Fund – Community Development Financial Institutions Fund	Division of Banking and Financial Institutions
CEO – Chief Executive Officer	NII – net interest income
CECL – current expected credit losses	NMTC – New Markets Tax Credits
CFO – Chief Financial Officer	NOW – negotiable order of withdrawal
CFPB – Consumer Financial Protection Bureau	NRSRO – Nationally Recognized Statistical Rating Organizations
CIO - Chief Information Officer	NYSE - The New York Stock Exchange
CISO - Chief Information Security Officer	OCI – other comprehensive income
Company – Glacier Bancorp, Inc.	OREO – other real estate owned
COSO – Committee of Sponsoring Organizations of the	Patriot Act – Uniting and Strengthening America by Providing Appropriate
Treadway Commission	Tools Required to Intercept and Obstruct Terrorism Act of 2001
CRA – Community Reinvestment Act of 1977	PCAOB – Public Company Accounting Oversight Board (United States)
CRO - Chief Risk Officer	PCD – purchased credit-deteriorated
DDA – demand deposit account	Repurchase agreements – securities sold under agreements
DIF – federal Deposit Insurance Fund	to repurchase
Dodd-Frank Act – Dodd-Frank Wall Street Reform and	RMB - Rocky Mountain Bank
Consumer Protection Act of 2010	ROU – right-of-use
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	S&P – Standard and Poor’s
Protection Act	SBA – United States Small Business Administration
ESG – Environmental, social and governance matters	SEC – United States Securities and Exchange Commission
Fannie Mae – Federal National Mortgage Association	SERP – Supplemental Executive Retirement Plan
FASB – Financial Accounting Standards Board	SOFR – Secured Overnight Financing Rate
FDIC – Federal Deposit Insurance Corporation	SOX Act – Sarbanes-Oxley Act of 2002
FHLB – Federal Home Loan Bank	Tax Act – The Tax Cuts and Jobs Act
Final Rules – final rules implemented by the federal banking	TBA – to-be-announced
agencies that amended regulatory risk-based capital rules	VIE – variable interest entity
FinCEN - Financial Crime Enforecment Network	Wheatland - Community Financial Group, Inc. and its subsidiary,
FRB – Federal Reserve Bank	Wheatland Bank
Freddie Mac – Federal Home Loan Mortgage Corporation
GAAP – accounting principles generally accepted in the
United States of America

PART I

Item 1. Business

General
Glacier Bancorp, Inc., headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The terms “Company,” “we,” “us” and “our” mean Glacier Bancorp, Inc. and its subsidiaries, when appropriate. The Company is a publicly-traded company and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol: GBCI. We provide a full range of banking services to individuals and businesses from 227 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through our wholly-owned bank subsidiary, Glacier Bank (“Bank”). We offer a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. We serve individuals, small to medium-sized businesses, community organizations and public entities. For information regarding our lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2024, the Bank consists of seventeen bank divisions and a corporate division. The bank divisions operate under separate names, management teams and advisory directors and include the following:
•Glacier Bank (Kalispell, Montana) with operations in Montana;
•First Security Bank of Missoula (Missoula, Montana) with operations in Montana;
•Valley Bank (Helena, Montana) with operations in Montana;
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
•Wheatland Bank (Chelan, Washington) with operations in Washington;
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

As of December 31, 2024, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent Acquisitions
Our strategy is to profitably grow our business through internal growth and selective acquisitions. We continue to look for expansion opportunities primarily in existing and new markets in the Rocky Mountain and Western states. We have completed the following acquisitions during the last five fiscal years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
Rocky Mountain Bank branches (“RMB”)	July 19, 2024	$403,052	271,569	396,690
Community Financial Group, Inc. and its wholly-owned subsidiary, Wheatland Bank (collectively, “Wheatland”)	January 31, 2024	777,705	452,740	616,955
Altabancorp and its wholly-owned subsidiary, Altabank (collectively, "Alta")	October 1, 2021	4,131,662	1,902,321	3,273,819
State Bank Corp. and its wholly-owned subsidiary, State Bank of Arizona	February 29, 2020	745,420	451,702	603,289

On January 13, 2025, the Company announced the signing of a definitive agreement to acquire Bank of Idaho Holding Co., the parent company of Bank of Idaho.

For additional information on recently completed acquisition and subsequent event, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Market Area and Competition
We have 227 locations, which consist of 194 branches and 33 loan or administration offices, in 85 counties within eight states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The market area’s diversified economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industries, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

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

The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the eight states we operate in. Percent of deposits are based on the FDIC summary of deposits survey as of June 30, 2024 and does not include any bank division acquired after such date.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	68	20	25.9%
Idaho	30	11	8.6%
Utah	38	9	0.3%
Washington	25	11	5.8%
Wyoming	19	10	15.8%
Colorado	23	14	1.8%
Arizona	17	7	0.9%
Nevada	7	3	6.3%
Total	227	85

Human Capital
As of December 31, 2024, we employed 3,595 persons, 3,313 of whom were employed full time. No employees were represented by a collective bargaining group. We believe our employees are united by our commitment to serve our customers and communities and that our customers are best served by a staff of competent, caring employees who are customer oriented. Our employees are one of our most valuable assets. We consider our employee relations to be excellent.

We strive to provide a safe and gratifying workplace for our employees. We promote and support a work environment free from any form of harassment, discrimination, bullying, or retaliation. We are also committed to assisting with reasonable workplace accommodations for individuals with disabilities, for known limitations related to pregnancy, and for religious beliefs or practices that conflict with a job requirement. We also encourage employee growth and development in a variety of ways, including through formal and informal training, continuing education, relationships with colleagues and internal mentors, and by making a variety of resources available.

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

We also believe employee retention is critical to our success, and we are proud of our track record when it comes to retaining employees, including many employees at institutions we acquire. Retention strategies are woven into all our compensation and retirement programs, and even our efforts at expansion. We provide our qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, and paid time off. In addition we offer a Profit Sharing and 401(k) Plan, short-term cash incentive plan, deferred compensation plans, and a supplemental executive retirement plan for certain employees (“SERP”). For select management-level employees, we also offer our Long-Term Incentive Plans, which is an equity-based compensation plan that is designed to encourage achievement of long-term financial goals as our determined by the Company’s Board of Directors (the “Board”) from time to time, and to further retention through long-term vesting of certain awards earned. See Note 14 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Board has established, among others, an Audit Committee, a Compensation and Human Capital Committee, a Nominating/Corporate Governance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committees and Committee Membership” in the Company’s 2025 Annual Meeting Proxy Statement (“2025 Proxy Statement”) and is incorporated herein by reference.

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

Supervision and Regulation
We are subject to extensive regulation under federal and state laws. This section provides a general overview of the federal and state regulatory framework applicable to us. In general, this regulatory framework is designed to protect depositors, the federal Deposit Insurance Fund (“DIF”), and the federal and state banking systems as a whole, rather than to specifically protect shareholders. Note that this section is not intended to summarize all laws and regulations applicable to us. Descriptions of statutory or regulatory provisions do not purport to be complete and are qualified by reference to those provisions.

These statutes and regulations, as well as related regulatory policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to us (including their interpretation or implementation) cannot be predicted and could have a material effect on our business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to us have been proposed or made in recent years and the pace of change has been exacerbated by the changing political climate. Continued efforts to monitor and comply with new and changing regulatory requirements add to the complexity and cost of our business and operations.

The Company is subject to regulation and supervision by the Federal Reserve and the Montana Department of Administration’s Division of Banking and Financial Institutions (“MT Division of Banking”) and regulation generally by the State of Montana. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which are both administered by the SEC. The Bank is subject to regulation and supervision by the FDIC, the MT Division of Banking, and, with respect to Bank branches outside of the State of Montana, the respective regulators in those states. In addition, we are also subject to regulation and direct supervision by the Consumer Financial Protection Bureau (“CFPB”) which has been empowered to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws.

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

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) further expanded the definition of an “affiliate” and included credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. It also 1) expanded the scope of covered transactions required to be collateralized; 2) requires collateral to be maintained at all times for covered transactions required to be collateralized; and 3) placed limits on acceptable collateral. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payments of dividends, interest, and operational expenses.

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

Federal and State Regulation of the Bank
General. Deposits in the Bank are insured by the FDIC. The Bank is subject to primary supervision, periodic examination, and regulation by the FDIC and the MT Division of Banking. These agencies have the authority to prohibit the Bank from engaging in what they believe constitutes unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to federal law and the laws of the State of Montana, with respect to the Bank's branches in Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, the Bank is also subject to the various laws and regulations governing its activities in those states.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers, including laws and regulations that impose certain disclosure requirements and that govern the manner in which the Bank takes deposits, makes and collects loans, and provides other services. While in recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense, federal regulators are facing an increasing number of third-party legal challenges to their enforcement actions and rule making. Nevertheless, failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank is closely monitoring changes (and challenges) to these laws and regulations and has established a comprehensive compliance system to ensure consumer protection.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdictions, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. In 2023, federal bank regulators issued a final rule to strengthen and modernize the CRA in several ways (e.g., to encourage banks to expand access to banking services, adapt to internet and mobile banking usage, improve clarity and consistency in the application of the CRA regulations, and to tailor CRA evaluations to the size and type of the bank being evaluated). The new requirements were set to become effective starting in January 2026. However, the effectiveness of this rule is currently subject to an injunction and the FDIC has communicated that it continues to assess banks’ CRA performance under the 1995 regulatory framework. If and when the final rule becomes effective, changes in the evaluation process and reporting requirements under the CRA could impact the Bank’s costs of compliance and rating during its next evaluation. The Bank received a “satisfactory” rating in its most recent CRA examination.

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. These extensions of credit 1) must be made on substantially the same terms (including interest rates and collateral); 2) follow credit underwriting procedures that are at least as stringent as those prevailing at the time the credit is underwritten for comparable transactions with persons not related to the lending bank; and 3) must not involve more than the normal risk of nonpayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Regulation of Management. Federal law 1) sets forth circumstances under which officers or directors of a bank may be removed by the bank's federal supervisory agency; 2) as discussed above, places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and 3) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth. The Bank has established comprehensive policies and risk management procedures to ensure the safety and soundness of the Bank.

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

Rules adopted in accordance with the third installment of the Basel Accords (“Basel III”) also impose limitations on the Bank's ability to pay dividends. In general, these rules limit the Bank's ability to pay dividends unless the Bank's common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5 percent of risk-weighted assets. Basel III is scheduled to take effect on July 1, 2025 and will include a 3-year “phase in” period (with full compliance required on or before July 1, 2028).

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rule making, supervision, and enforcement authority for a wide range of consumer protection laws. In recent years, the CFPB has continued to focus its enforcement and rule making efforts on certain types of fees commonly charged by financial institutions. In addition, the CFPB has recently focused on the use of artificial intelligence, emerging paycheck advance products, financial data privacy, digital payment applications, and open banking. These efforts have included issuing final rules on a number of issues including on fees charged for deposit accounts, credit cards, and other financial products, issuing advisory opinions, pursuing litigation against financial institutions for lack of anti-fraud measures on peer-to-peer payment platforms, and various enforcement actions and penalties against a number of financial institutions for practices related to fraud, credit reporting failures, and discriminatory lending practices.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. We have been subject to the interchange fee cap since 2019. In October 2023, the Federal Reserve requested comments on a proposed rule that would lower the interchange fee cap and establish a regular process for updating the cap every other year going forward. The Federal Reserve has not issued a final rule and future changes to the interchange fee cap could have a negative effect on the Bank’s fee revenue.

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
The regulations also require a capital conservation buffer designed to absorb losses during periods of economic stress. Failure to comply with this buffer requirement may result in constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The regulations change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. For additional information regarding trust preferred securities and their impact to regulatory capital, see Note 12 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The Federal regulations also address the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements to qualify as “well capitalized”: 1) a Tier 1 common equity capital ratio of at least 6.5 percent; 2) a Tier 1 capital ratio of at least 8 percent; 3) a total capital ratio of at least 10 percent; 4) a Tier 1 leverage ratio of at least 5 percent; and 5) not be subject to any order or written directive requiring a specific capital level. The regulations contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on differing capital ratios. Undercapitalized institutions are subject to certain mandatory restrictions, including on capital distributions and growth. Significantly undercapitalized and critically undercapitalized institutions are subject to additional restrictions. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

The application of these regulations may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffer. The imposition of liquidity requirements in connection with these rules could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding.

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

Examinations. Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing to a risk-focused approach. These examinations are extensive and cover the entire breadth of the operations of a bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $3 billion in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the institution or as a result of certain triggering events. Because our total consolidated assets exceed $10 billion, we are also subject to direct supervision, periodic examination, and enforcement actions by the CFPB.The CFPB uses a prioritization framework to determine how to focus their examination efforts. The prioritization framework seeks to assess the risk to consumers from specific product lines at the market level and the institution level, and it also takes into consideration the size of supervised institution. In addition, the CFPB monitors consumer complaints, referrals from other agencies, and market intelligence to determine where to focus their enforcement efforts.

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

Anti-Money Laundering and Anti-Terrorism
The Bank Secrecy Act, as amended by the Anti-Money Laundering Act of 2020 (“BSA”), requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism, including the development of standards for testing technology and internal processes for BSA compliance. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity) and certain due diligence and "know your customer" documentation requirements. The BSA provides for sanctions or certain BSA violations and establishes BSA whistleblower incentives and protections.

The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, administers the BSA and determines the policy priorities for anti-money laundering and countering the financing of terrorism. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing. FinCEN is also responsible for implementing the access and safeguard provisions of the Corporate Transparency Act. FinCEN’s final rule implementing the reporting requirements under the Corporate Transparency Act requires certain business entities created in or registered to do business in the United States to report to FinCEN information about the business entity and its beneficial owners, among other types of information. The Reporting Rule has been subject to a number of legal challenges and the timing of its full implementation is uncertain.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as renewed and amended in 2006, (“Patriot Act”) was enacted to combat terrorism. In relevant part, the Patriot Act 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires financial institutions to establish an anti-money laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also grants the government power to investigate terrorism, including expanded government access to bank account records. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. We have established comprehensive compliance programs designed to comply with the requirements of the BSA and the Patriot Act.

Financial Services Modernization
The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA 1) repealed historical restrictions on preventing banks from affiliating with securities firms; 2) provided a uniform framework for the activities of banks, savings institutions, and their holding companies; 3) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provided an enhanced framework for protecting the privacy of consumer information, and established the requirement to notify consumers of bank privacy policies; and 5) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including informing consumers of the Bank's information sharing practices and their right to opt out of certain practices, among other requirements.

Deposit Insurance
FDIC Insurance. The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits. The Bank is subject to deposit insurance assessments by the FDIC, which contribute to the funding of the Deposit Insurance Funds (“DIF”) and are imposed on all financial institutions with insured deposits based on the risk each bank poses to the financial system. The FDIC determines the amount of the quarterly assessment based on the financial institutions’ deposit base and the applicable assessment rate. The Dodd-Frank Act redefined the assessment base as the average consolidated total assets less average tangible equity capital of a financial institution. The FDIC determines the assessment rate for insured depository institutions with more than $10 billion in assets under a “scorecard” methodology that seeks to capture both the probability that such an institution will fail and the magnitude of the impact on the DIF if such a failure occurs. Assessment rates are applied to the depository intuition’s base to determine payments to the DIF. The FDIC has authority to increase assessment rates, and rates have remained unchanged since an increase in 2023. The FDIC also communicated that the new rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent; progressively lower assessment rates can be expected when the reserve ratio goal is met.

In addition, the FDIC has the authority to implement special assessments to recover losses to the DIF caused by systemic risks in the banking industry, which was last exercised in 2023 after the failures a number of large banks. No institution may pay a dividend if it is in default on its federal deposit insurance assessments. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. The Bank is not in default on any of its federal deposit insurance assessments.

Safety and Soundness. The FDIC may terminate the deposit insurance of any insured depository institution, after a hearing, if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances that would result in termination of the Bank's deposit insurance.

FDIC Insured Deposits. The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Recent and Proposed Legislation
The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state government agencies may also significantly impact our business. For example, in September 2024, the FDIC published a final Statement of Policy on Bank Merger Transactions addressing the scope of transactions subject to FDIC approval, the FDIC’s process for evaluating merger applications, and the principles that guide the FDIC’s consideration of the applicable statutory factors set forth in the Bank Merger Act. The Statement of Policy states that the FDIC’s analysis, while independent, will continue to be informed by the approach to evaluating competitive effects from the U.S. Department of Justice and the Federal Trade Commission.

We cannot predict the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations, or whether any other proposals will emerge. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business). While the incoming administration under President Trump is expected to usher in a less aggressive approach to agency oversight of financial institutions, changes to the banking regulatory environment remain to be seen.

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

government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. After increases to the federal funds rate in 2022 and 2023, the Federal Reserve decreased the rate three times in 2024 by a total of 100 basis points. The last rate decrease was in December 2024, and the Federal Reserve has communicated that economic activity has been expanding at a solid pace, the unemployment rate remains low, while inflation has eased by remains elevated. Changes in monetary policy, including increases in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders’ equity. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Cybersecurity
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

Federal regulations require banks to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a “notification incident,” has occurred. Among other types of computer-security incidents, a “notification incident” includes one that has materially disrupted or degraded the banking organization’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business.

Several states also have regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Montana, have also implemented or recently modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

In addition to guidance and standards implemented by banking regulators, the SEC requires an annual disclosure of registrants’ cybersecurity risk management, strategy, and governance. Additionally, registrants are required to disclose material cybersecurity incidents, including the nature, scope, timing, and impact, within four business days of the incident.

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

We may not be able to continue to grow internally or through acquisitions.
Historically, we have expanded through a combination of internal growth and selective acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully compete for, complete, and integrate potential future acquisitions at the same pace as we have achieved in recent years, or at all. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock, changes in our capital position, heightened regulatory scrutiny, and changes in our regulatory standing could each have a negative impact on our ability to complete future acquisitions.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
In the past, we have been active in acquiring banks and bank holding companies, and we may in the future engage in selected acquisitions of additional financial institutions. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated costs and use of management time associated with evaluating potential acquisitions and integrating acquired businesses into our operations, and being unable to profitably deploy funds acquired in an acquisition.

In addition, acquisitions may lead to business disruptions that cause the Bank to lose customers or employees to competing financial institutions. Further, acquisitions may also disrupt the Bank's ongoing businesses or create inconsistencies in standards, controls, procedures, and policies that adversely affect relationships with employees, clients, customers, and depositors. If we are unable to manage associated risks, acquisitions may have negative impacts on our operating results and financial condition, which could be material.

We anticipate that we will issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share, and book value per share, and will in any event reduce the percentage ownership of current shareholders. In acquisitions involving the use of cash as consideration, there will be an impact on our capital position.

If goodwill recorded in connection with acquisitions becomes impaired, it could have an adverse impact on earnings and capital.
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2024 and 2023; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $1.051 billion in goodwill, representing 33 percent of our shareholders' equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including limits applicable to dividends on our common stock.

There can be no assurance we will be able to continue paying dividends on our common stock at recent levels.
We may not be able to continue paying quarterly dividends commensurate with recent levels given that our ability to pay dividends on our common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Our ability to pay dividends is heavily based on our earnings and capital levels. Current guidance from the Federal Reserve provides, among other things, that dividends per share should not exceed earnings per share measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends. As a result, our future dividends will generally depend on the level of earnings at the Bank.

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
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments and tend to be larger in size. In fact, the FDIC has issued recent pronouncements highlighting the increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to elevated interest rates and stressed market conditions in many large metropolitan areas, and alerting banks to its concern about banks with a heavy concentration of commercial real estate loans. Because the Bank’s loan portfolio contain commercial and commercial real estate loans with relatively large balances and nonperforming loan balances are very low, the deterioration of the credit quality of a few loans or the loan category may cause a significant increase in non-performing loans. An increase in non-performing loans would result in a loss of earnings from these loans and an increase in the provision for credit losses, and could lead to an increase in charge-offs, which could have a material adverse impact on our business, results of operations, and financial condition.

The Bank has a high concentration of loans secured by real estate, so a deterioration in the real estate markets could require material increases in the ACL and adversely affect our business, financial condition, and results of operations.
The Bank has a high degree of concentration in loans secured by real estate. Any future deterioration in the real estate markets could adversely impact borrowers’ ability to repay loans secured by real estate and the value of our real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Bank’s ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that the Bank will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ACL. This, in turn, could require material increases in the ACL which would adversely affect our business, financial condition, and results of operations.

Non-performing assets could increase, which could adversely affect our business, financial condition, and results of operations.
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which includes OREO) adversely affect our business, financial condition, and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for credit losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels its regulators believe are appropriate in light of such risks. Further decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether due to economic and market conditions beyond the Bank’s control or not, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the resolution of non-performing assets increases the Bank’s loan administration costs generally, and requires significant commitments of time from management and our directors, which reduces the time they have to focus on profitably growing our business.

A decline in the fair value of the Bank’s investment portfolio could adversely affect earnings and capital.
The fair value of the Bank’s debt securities could decline as a result of various factors, including changes in market interest rates, tax reform, decreases in credit quality and related credit ratings, lack of market liquidity and other economic conditions. For debt securities in an unrealized loss position, the Company may be required to record an allowance for credit losses or write down the security depending on the type of security and the circumstances. Any such impairment charge would have an adverse effect, which could be material, on our business, results of operations and financial condition, including capital and shareholders’ equity.

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
We hold an interest in real estate as collateral for a significant portion of our loan portfolio, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may further require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We face competition from technologies used to support and enable banking and financial services.
Emerging technologies and advances and growing market acceptance of e-commerce have lowered geographic and monetary barriers to other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and services, and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including marketplace lending, financial data aggregation and payment processing, including through real-time payment platforms and electronic securities trading. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies, non-fungible tokens, and other digital assets. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.

Interest Rates, Operations and Risk Management

Fluctuating interest rates can adversely affect profitability and shareholders’ equity.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk within well-established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. The Federal Reserve decreased the federal funds target rate three times in 2024, with the most recent decrease occurring in December 2024. The Federal Reserve has communicated that the economic outlook continues to be uncertain, and while it has stated that rates may continue to decrease in 2025, there can be no assurance of the timing or amount of any future rate adjustments. Further, there can be no assurance regarding any forecasts or predictions about the effect that any future rate adjustments may have on our results of operations. Elevated interest rates could negatively impact deposit growth and mix, the value of our investments, shareholders’ equity, and the Bank’s profitability.

Our business is subject to the risks of earthquakes, floods, fires, and other catastrophic events.
With Bank branches and customers located in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada, our business could be affected by natural catastrophes such as droughts, fires, earthquakes, or other natural disasters that affect these regions. The occurrence of any of these events may result in a prolonged interruption of our business and the businesses of our customers and could disrupt the insurability of our assets or the assets of our customers that may be material to their ability to repay or provide collateral for our loans, which could have a material adverse effect on our business, financial condition and results of operations.

Our future performance will depend on our ability to respond timely to technological change.
The financial services industry continues to experience rapid technological changes with frequent introductions of new technology-driven products and services by both other regulated entities and by companies that are not subject to the extensive regulations applicable to banks. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience and additional features, as well as create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products or services, or be successful in marketing these products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws and regulations. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.

A failure in or breach of the Bank’s operational or security systems, or those of the Bank’s third-party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses.
In the normal course of its business, the Bank collects, processes and retains sensitive and confidential customer and consumer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, attacks enhanced or facilitated by artificial intelligence (“AI”) and other similar events.

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, foreign actors, hackers, perpetrators of fraud, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also increase the number of cyber security threats the Bank may face. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

Additionally, the Bank faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including third-party service providers, vendors, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Bank’s operational systems.

Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

See “Item 1C. Cybersecurity” for additional information regarding our efforts to detect, identify, assess, manage, and respond to risks from cybersecurity threats.

The Company’s business may be materially affected by the emergence of disruptive new technologies or approaches enabled by the rapid pace of innovation unfolding in the artificial intelligence space.
The safe and responsible integration of AI functionality as it rapidly evolves presents emerging ethical and legal challenges, and the use of such technologies may result in diminished brand trust and reputational harm. As with many innovations, AI presents risks and challenges that could significantly disrupt our business model. In addition, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our confidential customer, employee, and Company data, and we must make additional efforts to maintain network security.

The regulatory landscape surrounding AI technologies is evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Certain jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the recent Executive Order on AI. Such regulations may result in operational costs to modify, maintain, or align our business practices, or constrain our ability to develop, deploy, or maintain these technologies.

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

Increasing regulatory focus on privacy and security issues and expanding laws and regulatory requirements could impact our business models and expose us to increased liability.
We are subject to national data protection, privacy and security laws, regulations and codes of conduct that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data, including the transferring of personal information across international borders. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. State laws in the United States on privacy, data and related technologies, as well as industry self-regulatory codes and regulatory requirements, create additional privacy and security compliance obligations and expand the scope of potential liability.

While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability to reach current and prospective customers, to respond to individual customer requests under the laws (such as individual rights of access, correction and deletion of their personal information), to implement our business models effectively and to adequately address disclosure requirements. Perception of our practices, products, services or solutions, even if unfounded, as a violation of individual privacy, data protection rights or cybersecurity requirements, subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures including prohibition on sales of our products, services or solutions, restrictive judicial orders and disgorgement of data.

Non-compliance with the Patriot Act, BSA, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.
The Patriot Act and BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

General Risk Factors

National and international economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.
Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond our control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, the bank failures involving Silicon Valley Bank and Signature Bank in 2023, the effects of inflation, and the ever-changing landscape of the energy and medical industries.

Although inflationary pressures declined throughout 2024, with the annual inflation rate in the United States decreasing to 2.4% during September 2024 as reported by the U.S. Bureau of Labor Statistics, our business may be impacted by periods of high inflation in the future. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Nearly all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our markets could have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could cause the market price of our stock to decline.

Significant changes or developments in U.S. laws or policies, and the reactions of the national and global economy to such changes, may have a material adverse effect on our business.
Significant changes or developments in U.S. laws and policies can materially adversely affect our business. There are uncertainties around the legal and regulatory approach that will be taken under the Executive branch Administration, and we cannot predict the likelihood, nature or extent of changes in law or government regulations that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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
Concerns over the long-term effects of climate change have led to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may voluntarily change their behavior as a result of these concerns. Both the Bank and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Bank and its customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. Among the impacts to the Bank could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Bank attempts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, but the bank’s efforts may not be effective in protecting the Bank from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

The CISO has a degree in Business Administration, Finance, and Risk Management from Washington State University. The CISO has over 24 years of experience in cybersecurity and information security. The CISO has maintained a Certified Information Systems Security Professional (CISSP) certification for over 19 years.

The CRO has a degree in Business Administration and Finance from the University of Montana. The CRO has over 24 years of combined experience with financial institution risk management, including prior experience as a bank regulator and a credit risk management consultant.

The CIO has dual degrees in Accounting and Computer Science from the University of Montana. The CIO has over 31 years of experience managing information technology at the Company.

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

See “Item 1A. Risk Factors” for additional information regarding the risks we face from cybersecurity threats.

Item 2. Properties

The following schedule provides information on the Company’s 227 properties as of December 31, 2024:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	7	61	$158,896
Utah	5	33	65,746
Idaho	7	23	48,076
Colorado	6	17	24,744
Wyoming	3	16	22,174
Arizona	8	9	16,014
Nevada	1	6	10,227
Washington	2	23	35,416
Total	39	188	$381,293

We believe that all of our facilities are well maintained, generally adequate and suitable for the current operations of our business. In the normal course of business, new locations and facility upgrades occur as needed.

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

The Company’s common stock trades on the NYSE under the symbol GBCI. As of December 31, 2024, there were approximately 1,968 stockholders of record of the Company’s common stock. The closing price per share on December 31, 2024, was $50.22.

In 2024, the Company declared total regular dividends in cash of $1.32 per share. Future cash dividends will depend on a variety of factors, including earnings, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulatory considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2024.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to stockholders. The graph assumes that the value of the each investment was $100 on December 31, 2019 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Glacier Bancorp, Inc.	100.00	103.83	131.29	117.63	102.32	128.28
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
KBW Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition from management’s perspective than can be obtained from reading the Consolidated Financial Statements alone. The information includes management’s assessment of material information relevant to the Company’s financial condition and results of operations, material events and uncertainties that are reasonably likely to cause reported information not to be indicative of future operating results or financial condition, and material financial and statistical information that the Company believes will enhance the investors’ understanding of the Company and its financial results. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements, including those factors set forth under “Risk Factors” and in other sections in this Annual Report on Form 10-K, or the documents incorporated by reference:
•risks associated with lending and potential adverse changes in the credit quality of the Company’s loan portfolio;
•changes in monetary and fiscal policies, including interest rate policies of the Federal Reserve Board, which may continue to adversely affect the Company’s net interest income and margin, the fair value of its financial instruments, profitability, and stockholders’ equity;
•legislative or regulatory changes, including increased FDIC insurance rates and assessments or increased banking and consumer protection regulations, that may adversely affect the Company’s business and strategies;
•risks related to overall economic conditions, including the impact on the economy of an uncertain interest rate environment, inflationary pressures, the potential for significant changes in economic policies in the new administration, and geopolitical instability, including the wars in Ukraine and the Middle East;
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
•material failure, potential interruption or breach in security of the Company’s systems or changes in technology which could expose the Company to cybersecurity risks, fraud, system failures, or direct liabilities;
•risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•success in managing risks involved in any of the foregoing; and
•effects of any reputational damage to the Company resulting from any of the foregoing.

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$27,902,987	$27,742,629	$26,635,375	$25,940,645	$18,504,206	0.6%	8.6%
Debt securities	7,540,052	8,288,130	9,022,359	10,370,013	5,527,650	(9.0)%	6.4%
Loans receivable, net	17,055,808	16,005,325	15,064,529	13,259,366	10,964,453	6.6%	9.2%
Allowance for credit losses	(206,041)	(192,757)	(182,283)	(172,665)	(158,243)	6.9%	5.4%
Goodwill and intangibles	1,102,500	1,017,263	1,026,994	1,037,652	569,522	8.4%	14.1%
Deposits	20,546,994	19,929,167	20,606,555	21,337,249	14,797,529	3.1%	6.8%
Federal Home Loan Bank advances	1,800,000	—	1,800,000	—	—	100.0%	n/m
FRB Bank Term Funding	—	2,740,000	—	—	—	(100.0)%	n/m
Securities sold under agreements to repurchase and other borrowed funds	1,860,816	1,568,545	1,023,209	1,064,888	1,037,651	18.6%	12.4%
Stockholders’ equity	3,223,854	3,020,281	2,843,305	3,177,622	2,307,041	6.7%	6.9%
Equity per share	28.43	27.24	25.67	28.71	24.18	4.4%	3.3%
Equity as a percentage of total assets	11.6%	10.9%	10.7%	12.3%	12.5%	6.1%	(1.5)%
________________________
n/m - not measurable

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020	1-Year	5-Year
Summary Statements of Operations
Interest income	$1,139,850	$1,017,655	$829,640	$681,074	$627,064	12.0%	12.7%
Interest expense	435,218	325,973	41,261	18,558	27,315	33.5%	74.0%
Net interest income	704,632	691,682	788,379	662,516	599,749	1.9%	3.3%
Provision for credit losses	28,306	14,795	19,963	23,076	39,765	91.3%	(6.6)%
Non-interest income	128,446	118,079	120,732	144,820	172,867	8.8%	(5.8)%
Non-interest expense	578,468	527,358	518,868	434,822	404,811	9.7%	7.4%
Income before income taxes	226,304	267,608	370,280	349,438	328,040	(15.4)%	(7.2)%
Federal and state income tax expense	36,160	44,681	67,078	64,681	61,640	(19.1)%	(10.1)%
Net income	$190,144	$222,927	$303,202	$284,757	$266,400	(14.7)%	(6.5)%
Basic earnings per share	$1.68	$2.01	$2.74	$2.87	$2.81	(16.4)%	(9.8)%
Diluted earnings per share	$1.68	$2.01	$2.74	$2.86	$2.81	(16.4)%	(9.8)%
Dividends declared per share	$1.32	$1.32	$1.32	$1.37	$1.33	—%	(0.2)%

	At or for the Years ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Selected Ratios and Other Data
Return on average assets	0.68%	0.81%	1.15%	1.33%	1.62%
Return on average equity	6.02%	7.64%	10.43%	11.08%	12.15%
Dividend payout ratio	78.57%	65.67%	48.18%	47.74%	47.33%
Average equity to average asset ratio	11.33%	10.65%	11.01%	11.99%	13.35%
Total capital (to risk-weighted assets)	14.49%	14.61%	14.02%	14.21%	14.63%
Tier 1 capital (to risk-weighted assets)	12.69%	12.85%	12.34%	12.49%	12.42%
Common Equity Tier 1 (to risk-weighted assets)	12.69%	12.85%	12.34%	12.49%	12.42%
Tier 1 capital (to average assets)	8.93%	8.71%	8.79%	8.64%	9.12%
Net interest margin on average earning assets (tax-equivalent)	2.77%	2.73%	3.27%	3.42%	4.09%
Efficiency ratio [1]	66.71%	62.85%	54.64%	51.35%	49.97%
Allowance for credit losses as a percent of loans	1.19%	1.19%	1.20%	1.29%	1.42%
Allowance for credit losses as a percent of nonperforming loans	774%	799%	557%	255%	470%
Non-performing assets as a percentage of subsidiary assets	0.10%	0.09%	0.12%	0.26%	0.19%
Non-performing assets	$27,786	25,631	32,742	67,691	35,433
Loans originated	$5,151,138	4,449,350	8,039,623	8,551,419	7,934,881
Number of full time equivalent employees	3,441	3,294	3,390	3,436	2,970
Number of locations	227	221	221	224	193
______________________________
1 Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

YEAR ENDED DECEMBER 31, 2024 COMPARED TO DECEMBER 31, 2023

Highlights and Overview
The Company continued to experience pressure during 2024 from the historic interest rate increases during 2023. While the Company experienced an overall decline in net income during the current year, the increase in the net interest margin for each quarter of 2024 combined with its two acquisitions in 2024 has provided a solid foundation for improved financial performance.

Net income for the current year was $190 million, a decrease of $32.8 million, or 15 percent, over the prior year net income of $223 million. The decrease in net income during the current year was primarily driven by the significant increase in funding costs, increased operating costs from acquisitions and an $8.6 million increase in acquisition-related expenses. Diluted earnings per share for the year was $1.68, a decrease of 16 percent, from the 2023 diluted earnings per share of $2.01. Net interest income of $705 million for 2024 increased $13.0 million, or 2 percent, over 2023 and was primarily driven by increased interest income which outpaced the increase in interest expense. Non-interest expense of $578 million for 2024 increased $51.1 million, or 10 percent, during the current year and was primarily driven by increased operating expenses from the current year acquisitions and an $8.6 million increase in acquisition-related expenses. The Company’s increase in credit loss expense of $13.5 million during the current year was primarily driven by a $9.7 million provision for credit losses associated with the current year acquisitions.

The Company's net interest margin for 2024 was 2.77 percent, a 4 basis points increase from the net interest margin of 2.73 percent from 2023, which was primarily driven by the increase in earning asset yields which outpaced the increase in funding cost. The earning asset yield of 4.44 percent for the current year increased 45 basis points over the prior year and the total cost of funding yield of 1.79 percent for the current year increased 44 basis points over the prior year.

The Company ended the year at $27.903 billion in assets, which was a $160 million, or 1 percent, increase over the prior year end and was primarily driven by the increase in the loan portfolio which more than offset the decrease in debt securities and interest bearing cash. Loan growth was $1.064 billion, or 7 percent, during 2024 which was driven by both acquisitions and internal loan growth. Total deposits of $20.547 billion increased $618 million, or 3 percent, from the prior year end and was primarily driven by the current year acquisitions. Stockholders’ equity increased $204 million, or $1.19 per share, which was the combined result of earnings retention, $92.4 million of Company common stock issued for an acquisition and the decrease in the unrealized loss on AFS debt securities in 2024. The Company declared quarterly dividends totaling $1.32 per share during 2024 and 2023.

The Company’s credit quality remains strong, ending the current year with $27.8 million in non-performing assets compared to $25.6 million at prior year end. Net charge-offs for 2024 remained low at 0.08 percent of loans compared to 0.06 percent of loans during the prior year. The Company also continues to maintain an adequate allowance for credit losses at 1.19 percent of loans at year end 2024 and year end 2023.

During 2024, the Company acquired Community Financial Group, Inc., the parent company of Wheatland Bank, a leading eastern Washington community bank headquartered in Spokane with total assets of $778 million. In 2024, the Company also acquired six Montana branch locations of the Rocky Mountain Bank division of HTLF Bank with total assets of $403 million. For additional information on the acquisitions, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Looking forward, the Company believes its future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, the level of competition for deposits and loans, loan quality and the ability to increase loans, the impact and successful integration of acquisitions, and managing regulatory requirements and expenses.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2024	December 31, 2023
Operating results
Net income	$190,144	222,927
Basic earnings per share	$1.68	2.01
Diluted earnings per share	$1.68	2.01
Dividends declared per share	$1.32	1.32
Market value per share
Closing	$50.22	41.32
High	$60.67	50.03
Low	$34.35	26.77
Selected ratios and other data
Number of common stock shares outstanding	113,401,955	110,888,942
Average outstanding shares - basic	113,170,157	110,864,501
Average outstanding shares - diluted	113,243,427	110,890,447
Return on average assets	0.68%	0.81%
Return on average equity	6.02%	7.64%
Efficiency ratio	66.71%	62.85%
Dividend payout ratio	78.57%	65.67%
Loan to deposit ratio	84.17%	81.36%
Number of full time equivalent employees	3,441	3,294
Number of locations	227	221
Number of ATMs	285	275

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$848,408	$1,354,342	$(505,934)	(37%)
Debt securities, available-for-sale	4,245,205	4,785,719	(540,514)	(11%)
Debt securities, held-to-maturity	3,294,847	3,502,411	(207,564)	(6%)
Total debt securities	7,540,052	8,288,130	(748,078)	(9%)
Loans receivable
Residential real estate	1,858,929	1,704,544	154,385	9%
Commercial real estate	10,963,713	10,303,306	660,407	6%
Other commercial	3,119,535	2,901,863	217,672	8%
Home equity	930,994	888,013	42,981	5%
Other consumer	388,678	400,356	(11,678)	(3%)
Loans receivable	17,261,849	16,198,082	1,063,767	7%
Allowance for credit losses	(206,041)	(192,757)	(13,284)	7%
Loans receivable, net	17,055,808	16,005,325	1,050,483	7%
Other assets	2,458,719	2,094,832	363,887	17%
Total assets	$27,902,987	$27,742,629	$160,358	1%

Total cash of $848 million at December 31, 2024 decreased $506 million, or 37 percent, from the prior year end as excess liquidity was used to fund loan growth and pay down certain borrowings. Total debt securities of $7.540 billion at December 31, 2024 decreased $748 million, or 9 percent, from the prior year end. Debt securities represented 27 percent of total assets at December 31, 2024 compared to 30 percent at December 31, 2023.

The loan portfolio of $17.262 billion at December 31, 2024 increased $1.064 billion, or 7 percent, from the prior year end. Excluding the RMB and Wheatland acquisitions, the loan portfolio increased $342 million, or 2 percent, during 2024. Excluding the acquisitions, the loan category with the largest dollar increase during 2024 was commercial real estate which increased $234 million, or 2 percent, from the prior year end.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Deposits
Non-interest bearing deposits	$6,136,709	$6,022,980	$113,729	2%
NOW and DDA accounts	5,543,512	5,321,257	222,255	4%
Savings accounts	2,845,124	2,833,887	11,237	—%
Money market deposit accounts	2,878,213	2,831,624	46,589	2%
Certificate accounts	3,139,821	2,915,393	224,428	8%
Core deposits, total	20,543,379	19,925,141	618,238	3%
Wholesale deposits	3,615	4,026	(411)	(10%)
Deposits, total	20,546,994	19,929,167	617,827	3%
Securities sold under agreements to repurchase	1,777,475	1,486,850	290,625	20%
Federal Home Loan Bank advances	1,800,000	—	1,800,000	n/m
FRB Bank Term Funding	—	2,740,000	(2,740,000)	(100%)
Other borrowed funds	83,341	81,695	1,646	2%
Subordinated debentures	133,105	132,943	162	—%
Other liabilities	338,218	351,693	(13,475)	(4%)
Total liabilities	$24,679,133	$24,722,348	$(43,215)	—%
________________________
n/m - not measurable

Total deposits of $20.547 billion at December 31, 2024 increased $618 million, or 3 percent, from the prior year end. Excluding the $1.014 billion of deposits from the RMB and Wheatland acquisitions, total deposits decreased $396 million, or 2 percent, from the prior year end and total deposits and repurchase agreements decreased $109 million, or 51 basis points, from the prior year end. Non-interest bearing deposits represented 30 percent of total deposits at December 31, 2024 and December 31, 2023.

Upon maturity in the first quarter of 2024, the Company paid off its $2.740 billion BTFP borrowings with a combination of $2.140 billion in FHLB borrowings and cash. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. At December, 31, 2024, the Company had available liquidity of $14.3 billion including cash, borrowing capacity from the FHLB, unpledged securities, brokered deposits, and other sources.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2024	December 31, 2023	$ Change	% Change
Common equity	$3,533,150	$3,394,394	$138,756	4%
Accumulated other comprehensive loss	(309,296)	(374,113)	64,817	(17%)
Total stockholders’ equity	3,223,854	3,020,281	203,573	7%
Goodwill and core deposit intangible, net	(1,102,500)	(1,017,263)	(85,237)	8%
Tangible stockholders’ equity	$2,121,354	$2,003,018	$118,336	6%
Stockholders’ equity to total assets	11.55%	10.89%
Tangible stockholders’ equity to total tangible assets	7.92%	7.49%
Book value per common share	$28.43	$27.24	$1.19	4%
Tangible book value per common share	$18.71	$18.06	$0.65	4%

Tangible stockholders’ equity at December 31, 2024 increased $118 million, or 6 percent, compared to the prior year end and was primarily due to $92.4 million of Company common stock issued for the acquisition of Wheatland and a decrease of $67.9 million in unrealized loss on the available-for-sale securities portfolio. The increase was partially offset by the increase in goodwill and core deposits associated with the acquisitions of Wheatland and RMB. Tangible book value per common share of $18.71 at the current year end increased $0.65 per share, or 4 percent, from the prior year end.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Income Summary
The following table summarizes income for the time periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2024	December 31, 2023
Net interest income
Interest income	$1,139,850	$1,017,655	$122,195	12%
Interest expense	435,218	325,973	109,245	34%
Total net interest income	704,632	691,682	12,950	2%
Non-interest income
Service charges and other fees	78,894	75,157	3,737	5%
Miscellaneous loan fees and charges	18,694	16,935	1,759	10%
Gain on sale of loans	16,855	12,202	4,653	38%
Gain on sale of investments	30	1,510	(1,480)	(98%)
Other income	13,973	12,275	1,698	14%
Total non-interest income	128,446	118,079	10,367	9%
Total income	$833,078	$809,761	$23,317	3%
Net interest margin (tax-equivalent)	2.77%	2.73%

Net Interest Income

Net interest income of $705 million for 2024 increased $13.0 million, or 2 percent, over 2023 and was primarily driven by increased interest income which outpaced the increase in interest expense. Interest income of $1.140 billion for 2024 increased $122 million, or 12 percent, from the prior year and was primarily attributable to the increases in the loan yields and the average balance of the loan portfolio. The loan yield was 5.61 percent for 2024, an increase of 42 basis points from the prior year loan yield of 5.19 percent.

Interest expense of $435 million for 2024 increased $109 million, or 34 percent, over the prior year and was primarily the result of higher interest rates on deposits and an increase in deposit balances. Core deposit cost (including non-interest bearing deposits) was 1.34 percent for 2024 compared to 0.77 percent for the prior year. The total funding cost (including non-interest bearing deposits) for 2024 was 1.79 percent, which was an increase of 44 basis points over the prior year funding cost of 1.35 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during 2024 was 2.77 percent, a 4 basis points increase from the net interest margin of 2.73 percent for the prior year. Excluding the 4 basis points from discount accretion and the 1 basis point from non-accrual interest, the core net interest margin was 2.72 percent in the current year compared to 2.71 percent in the prior year.

Non-interest Income
Non-interest income of $128 million for 2024 increased $10.4 million, or 9 percent, over the prior year. Gain on sale of residential loans of $16.9 million for 2024 increased by $4.7 million, or 38 percent, over the prior year, pimarily due to the increase in volume of loans sold. Other income of $14.0 million for 2024 increased $1.7 million, or 14 percent, over the same period last year and was primarily driven by a $1.2 million gain on the sale of repossessed property during the current year. Included in the 2023 gain on sale of securities was $1.7 million of gain on the sale of all of the Company’s Visa class B shares.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2024	December 31, 2023
Compensation and employee benefits	$336,906	$309,048	$27,858	9%
Occupancy and equipment	47,055	43,578	3,477	8%
Advertising and promotions	16,132	15,430	702	5%
Data processing	36,887	33,752	3,135	9%
Other real estate owned and foreclosed assets	217	119	98	82%
Regulatory assessments and insurance	24,194	28,712	(4,518)	(16%)
Core deposit intangibles amortization	12,757	9,731	3,026	31%
Other expenses	104,320	86,988	17,332	20%
Total non-interest expense	$578,468	$527,358	$51,110	10%

Total non-interest expense of $578 million for 2024 increased $51.1 million, or 10 percent, over the prior year. Compensation and employee benefits expense of $337 million in 2024 increased $27.9 million, or 9 percent, over the prior year and was primarily driven by annual salary increases, increases in performance-related compensation and the acquisitions of Wheatland and RMB. Regulatory assessments and insurance expense of $24.2 million for 2024 decreased $4.5 million, or 16 percent, over the prior year which was principally due to the prior year $6.0 million expense related to the FDIC special assessment which had subsequent $1.0 million accrual adjustment increases in 2024. Other expenses of $104 million for 2024 increased $17.3 million, or 20 percent, from the prior year and was primarily driven by an increase of $8.6 million of acquisition-related expenses and increased costs from the acquisitions of Wheatland and RMB. The increase was partially offset by gains of $5.1 million from the sale of former branch facilities and disposal of fixed assets.

Provision for Credit Losses
The following table summarizes the provision for credit losses on the loan portfolio, net charge-offs and select ratios relating to the provision for credit losses on loans for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	ACL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2024	$6,041	$5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%
First quarter 2023	6,260	1,939	1.20%	0.16%	0.12%

The provision for credit loss expense was $28.3 million for 2024, an increase of $13.5 million, or 91 percent, over the prior year and was primarily attributable to $9.7 million from the acquisitions of Wheatland and RMB. Net charge-offs for 2024 were $13.9 million compared to $10.3 million in the prior year.

Efficiency Ratio
The efficiency ratio was 66.71 percent for 2024 compared to 62.85 percent for 2023. The increase from the prior year was primarily attributable to increased non-interest expense, including costs associated with the acquisitions of Wheatland and RMB, which outpaced the increase in net interest income.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$468,433	6%	$455,347	5%
U.S. government sponsored enterprises	310,154	4%	299,219	4%
State and local governments	68,680	1%	98,932	1%
Corporate bonds	14,503	1%	26,253	1%
Residential mortgage-backed securities	2,355,516	31%	2,811,263	34%
Commercial mortgage-backed securities	1,027,919	14%	1,094,705	13%
Total available-for-sale	4,245,205	57%	4,785,719	58%
Held-to-maturity
U.S. government and federal agency	859,432	11%	853,273	10%
State and local governments	1,619,850	21%	1,650,000	20%
Residential mortgage-backed securities	815,565	11%	999,138	12%
Total held-to-maturity	3,294,847	43%	3,502,411	42%
Total debt securities	$7,540,052	100%	$8,288,130	100%

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

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$429,267	379,793	446,206	402,932
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,207,309	1,046,083	1,244,344	1,107,064
S&P: A+, A, A- / Moody’s: A1, A2, A3	48,143	47,345	55,511	55,101
Not rated by either entity	6,868	6,617	5,842	5,486
Total	$1,691,587	1,479,838	1,751,903	1,570,583

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$348,129	322,414	383,400	361,728
General obligation - limited	172,537	151,445	183,078	165,993
Revenue	1,135,421	974,076	1,146,341	1,006,088
Certificate of participation	35,443	31,846	36,396	34,144
Other	57	57	2,688	2,630
Total	$1,691,587	1,479,838	1,751,903	1,570,583

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$370,189	329,252	372,926	334,583
Texas	118,219	104,938	125,906	114,753
California	111,324	101,021	113,983	104,960
Washington	92,198	82,872	98,239	90,413
Colorado	79,987	69,527	82,575	79,012
All other states	919,670	792,228	958,274	846,862
Total	$1,691,587	1,479,838	1,751,903	1,570,583

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2024. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the related federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$290,538	1.02%	$168,735	1.13%	$1,993	5.07%	$7,167	4.06%	$—	—%	$468,433	1.13%
U.S. government sponsored enterprises	18,844	0.54%	291,310	1.30%	—	—%	—	—%	—	—%	310,154	1.26%
State and local governments	3,929	1.51%	28,870	1.72%	14,414	2.50%	21,467	2.64%	—	—%	68,680	2.17%
Corporate bonds	—	—%	9,925	3.66%	3,782	4.00%	796	0.46%	—	—%	14,503	3.58%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,355,516	1.06%	2,355,516	1.06%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,027,919	3.58%	1,027,919	3.58%
Total available-for-sale	313,311	1.00%	498,840	1.31%	20,189	3.01%	29,430	2.93%	3,383,435	1.80%	4,245,205	1.70%
Held-to-maturity
U.S. government and federal agency	—	—%	859,432	1.16%	—	—%	—	—%	—	—%	859,432	1.16%
State and local governments	9,584	2.75%	82,069	3.18%	209,288	3.29%	1,318,909	3.02%	—	—%	1,619,850	3.07%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	815,565	0.91%	815,565	0.91%
Total held-to-maturity	9,584	2.75%	941,501	1.34%	209,288	3.29%	1,318,909	3.02%	815,565	0.91%	3,294,847	2.04%
Total debt securities	$322,895	1.05%	$1,440,341	1.33%	$229,477	3.26%	$1,348,339	3.02%	$4,199,000	1.64%	$7,540,052	1.84%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2024, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at December 31, 2024.

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

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of December 31, 2024, the Company determined that none of such securities were impaired.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture and public entities; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification. The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate	$1,858,929	11%	$1,704,544	11%
Commercial real estate	10,963,713	64%	10,303,306	64%
Other commercial	3,119,535	18%	2,901,863	18%
Home equity	930,994	6%	888,013	6%
Other consumer	388,678	2%	400,356	2%
Loans receivable	17,261,849	101%	16,198,082	101%
Allowance for credit losses	(206,041)	(1%)	(192,757)	(1%)
Loans receivable, net	$17,055,808	100%	$16,005,325	100%

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio based on the use of the property follows:

	December 31, 2024
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$705,293	$783,739	$1,489,032	13.6%
Multi-family	—	1,210,562	1,210,562	11.0%
Industrial and warehouse	769,966	426,188	1,196,154	10.9%
Retail	383,379	786,833	1,170,212	10.7%
Medical and nursing	259,829	316,105	575,934	5.3%
Mini and RV Storage	10,368	565,094	575,462	5.2%
Agriculture real estate	567,293	—	567,293	5.2%
Hotel	—	561,344	561,344	5.1%
Land	76,679	404,296	480,975	4.4%
Restaurant and entertainment	234,401	89,175	323,576	3.0%
Automotive and transportation	255,473	52,740	308,213	2.8%
Other commercial real estate	2,058,995	445,961	2,504,956	22.8%
Total commercial real estate	$5,321,676	$5,642,037	$10,963,713	100%

The following table summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

(Dollars in thousands)	December 31, 2024
	Amount	Percent of total CRE
Montana	$2,978,830	27.2%
Utah	1,927,838	17.6%
Idaho	1,560,564	14.2%
Arizona	1,289,603	11.8%
Colorado	1,122,844	10.2%
Wyoming	784,760	7.2%
Nevada	711,508	6.5%
Washington	587,766	5.4%
Total commercial real estate	$10,963,713	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our eight-state footprint. Specifically, our CRE portfolio has an average loan balance of $778 thousand with an average loan-to-value ratio (“LTV”) of 59% as of December 31, 2024.

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
The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2024 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$204,780	3,147,730	611,294	3,963,804
After one through five years	743,282	4,914,422	320,946	5,978,650
After five through fifteen years	342,931	244,879	52	587,862
Thereafter	—	—	—	—
Fixed rate maturing
In one year or less	150,290	1,454,624	123,498	1,728,412
After one through five years	156,922	2,936,913	209,144	3,302,979
After five through fifteen years	257,161	1,244,383	6,452	1,507,996
Thereafter	3,563	140,297	48,286	192,146
Total	$1,858,929	14,083,248	1,319,672	17,261,849

Residential Real Estate Lending
The Company’s residential lending activities consist of the origination of both construction and permanent loans on residential real estate. The Company actively solicits residential real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and online applications. The Company’s lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80 percent of the lesser of the appraised value or purchase price. Policies allow for higher loan-to-values with appropriate risk mitigation such as documented compensating factors, credit enhancement, and other factors. For loans held for sale, the Company complies with each investor’s loan-to-value guidelines. The Company also provides interim construction financing for single-family dwellings. These loans are supported by a term take-out commitment that may be subject to certain contingencies.

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

The Company had $388 million and $479 million of loans with remaining interest reserves of $31.3 million and $20.7 million as of December 31, 2024 and 2023, respectively. During 2024 and 2023, the Company extended, renewed or modified 4 loans and 7 loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $1.5 million and $56.0 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had no construction loans with interest reserves that are currently non-performing or that are designated potential problem loans.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Other real estate owned and foreclosed assets	$1,164	1,503	32
Accruing loans 90 days or more past due	6,177	3,312	1,559
Non-accrual loans	20,445	20,816	31,151
Total non-performing assets	$27,786	25,631	32,742
Non-performing assets as a percentage of subsidiary assets	0.10%	0.09%	0.12%
ACL as a percentage of non-performing loans	774%	799%	557%
Accruing loans 30-89 days past due	$32,228	49,967	20,967
U.S. government guarantees included in non-performing assets	$748	1,503	2,312
Interest income [1]	$1,142	1,085	1,450
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of subsidiary assets at December 31, 2024 was 0.10 percent compared to 0.09 percent at the prior year end. Non-performing assets of $27.8 million at December 31, 2024 increased $2.2 million, or 8 percent, over the prior year end. Early stage delinquencies (accruing loans 30-89 days past due) as a percentage of loans at December 31, 2024 were 0.19 percent compared to 0.31 percent for the prior year end. Early stage delinquencies of $32.2 million at December 31, 2024 decreased $17.7 million from the prior year end.

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

Modified Loans
If a loan is modified in response to a borrower’s financial difficulties such modification is known as a modification to a borrower experiencing financial difficulty (“MBFD”), and if the underlying loan is characterized as a loan. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company discourages the use of multiple loans when modifying loans regardless of whether or not the loans are designated an MBFD. The Company had MBFD loans of $55.0 million and $60.6 million at December 31, 2024 and 2023, respectively. For additional information on MBFDs, see Note 3 to the Consolidated Financial Statement in “Item 8. Financial Statements and Supplementary Data.”

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2024 was $1.2 million. The fair value of the loan collateral acquired in foreclosure during 2024 was $0.9 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of period	$1,503	32
Additions	879	1,563
Write-downs	(16)	(8)
Sales	(1,203)	(84)
Balance at end of period	$1,164	1,503

Allowance for Credit Losses - Loans Receivable

The following table summarizes the allocation of the ACL as of the dates indicated:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category
Residential real estate	$25,181	11%	$22,325	11%
Commercial real estate	138,545	64%	130,924	64%
Other commercial	24,400	18%	21,194	18%
Home equity	11,402	5%	11,766	5%
Other consumer	6,513	2%	6,548	2%
Total	$206,041	100%	$192,757	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of period	$192,757	$182,283	$172,665
Acquisitions	3	—	—
Provision for credit losses	27,179	20,790	17,433
Net (charge-offs) recoveries
Residential real estate	(6)	(3)	63
Commercial real estate	(2,828)	(1,640)	684
Other commercial	(3,956)	(2,256)	(2,545)
Home equity	5	38	250
Other consumer	(7,113)	(6,455)	(6,267)
Net Charge-offs	(13,898)	(10,316)	(7,815)
Balance at end of period	$206,041	$192,757	$182,283
ACL as a percentage of total loans	1.19%	1.19%	1.20%
Non-accrual loans as a percentage of total loans	0.12%	0.13%	0.13%
ACL as a percentage of non-accrual loans	1,007.78%	926.01%	585.16%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	December 31, 2024	December 31, 2023	December 31, 2022
Residential real estate	—%	—%	—%
Commercial real estate	(0.03)%	(0.02)%	(0.02)%
Other commercial	(0.13)%	(0.08)%	(0.08)%
Home equity	—%	—%	—%
Other consumer	(1.79)%	(1.64)%	(1.64)%
Total net charge-offs	(0.08)%	(0.07)%	(0.07)%

The ACL as a percentage of total loans outstanding at December 31 2024 was 1.19 percent which was unchanged from the prior year end. The Company’s ACL of $206 million is considered by management to be adequate to absorb the estimated credit losses from any segment of its loan portfolio based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, the Company’s estimate of current expected credit losses could also change, which could affect the level of future provision for credit losses related to loans. For the periods ended December 31, 2024 and 2023, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2024 and 2023, provision for credit losses exceeded the charge-offs, net of recoveries, by $13.3 million and $13.0 million, respectively.

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ACL at a level that is appropriate and determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Determining the adequacy of the ACL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ACL methodology is designed to reasonably estimate the probable credit losses within the Company’s loan portfolio. Accordingly, the ACL is maintained within a range of estimated losses. The determination of the ACL on loans, including credit loss expense and net charge-offs, is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses, including the credit risk inherent in the loan portfolio, economic forecasts nationally and in the local markets in which the Company operates, trends and changes in collateral values, delinquencies, non-performing assets, net charge-offs, credit-related policies and personnel, and other factors.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 227 locations, including 194 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen Bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Custom and owner occupied construction	$242,844	$290,572	$(47,728)	(16%)
Pre-sold and spec construction	191,926	236,596	(44,670)	(19%)
Total residential construction	434,770	527,168	(92,398)	(18%)
Land development	197,369	232,966	(35,597)	(15%)
Consumer land or lots	187,024	187,545	(521)	—%
Unimproved land	113,532	87,739	25,793	29%
Developed lots for operative builders	61,661	56,142	5,519	10%
Commercial lots	99,243	87,185	12,058	14%
Other construction	693,461	900,547	(207,086)	(23%)
Total land, lot, and other construction	1,352,290	1,552,124	(199,834)	(13%)
Owner occupied	3,197,138	3,035,768	161,370	5%
Non-owner occupied	4,053,996	3,742,916	311,080	8%
Total commercial real estate	7,251,134	6,778,684	472,450	7%
Commercial and industrial	1,395,997	1,363,479	32,518	2%
Agriculture	1,024,520	772,458	252,062	33%
1st lien	2,481,918	2,127,989	353,929	17%
Junior lien	76,303	47,230	29,073	62%
Total 1-4 family	2,558,221	2,175,219	383,002	18%
Multifamily residential	895,242	796,538	98,704	12%
Home equity lines of credit	1,005,783	979,891	25,892	3%
Other consumer	209,457	229,154	(19,697)	(9%)
Total consumer	1,215,240	1,209,045	6,195	1%
States and political subdivisions	983,601	834,947	148,654	18%
Other	183,894	204,111	(20,217)	(10%)
Total loans receivable, including loans held for sale	17,294,909	16,213,773	1,081,136	7%
Less loans held for sale [1]	(33,060)	(15,691)	(17,369)	111%
Total loans receivable	$17,261,849	$16,198,082	$1,063,767	7%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2024	December 31, 2024
Custom and owner occupied construction	$198	214	198	—	—
Pre-sold and spec construction	2,132	763	813	1,319	—
Total residential construction	2,330	977	1,011	1,319	—
Land development	966	35	966	—	—
Consumer land or lots	78	96	78	—	—
Developed lots for operative builders	531	608	—	531	—
Commercial lots	47	47	—	47	—
Total land, lot and other construction	1,622	786	1,044	578	—
Owner occupied	2,979	1,838	1,545	1,002	432
Non-owner occupied	2,235	11,016	1,582	—	653
Total commercial real estate	5,214	12,854	3,127	1,002	1,085
Commercial and industrial	2,069	1,971	1,420	641	8
Agriculture	2,335	2,558	2,122	213	—
1st lien	9,053	2,664	7,457	1,596	—
Junior lien	315	180	303	12	—
Total 1-4 family	9,368	2,844	7,760	1,608	—
Multifamily residential	389	395	389	—	—
Home equity lines of credit	3,465	2,043	2,826	639	—
Other consumer	955	1,187	746	138	71
Total consumer	4,420	3,230	3,572	777	71
Other	39	16	—	39	—
Total	$27,786	25,631	20,445	6,177	1,164

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Custom and owner occupied construction	$969	$2,549	$(1,580)	(62%)
Pre-sold and spec construction	564	1,219	(655)	(54%)
Total residential construction	1,533	3,768	(2,235)	(59%)
Land development	1,450	163	1,287	790%
Consumer land or lots	402	624	(222)	(36%)
Unimproved land	36	—	36	n/m
Developed lots for operative builders	214	—	214	n/m
Commercial lots	—	2,159	(2,159)	(100%)
Total land, lot and other construction	2,102	2,946	(844)	(29%)
Owner occupied	2,867	2,222	645	29%
Non-owner occupied	5,037	14,471	(9,434)	(65%)
Total commercial real estate	7,904	16,693	(8,789)	(53%)
Commercial and industrial	6,194	12,905	(6,711)	(52%)
Agriculture	744	594	150	25%
1st lien	6,326	3,768	2,558	68%
Junior lien	214	1	213	21,300%
Total 1-4 family	6,540	3,769	2,771	74%
Home equity lines of credit	3,731	4,518	(787)	(17%)
Other consumer	1,775	3,264	(1,489)	(46%)
Total consumer	5,506	7,782	(2,276)	(29%)
Other	1,705	1,510	195	13%
Total	$32,228	$49,967	$(17,739)	(36%)
_________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2024
Pre-sold and spec construction	$(4)	(15)	—	4
Land development	1,095	(135)	1,128	33
Consumer land or lots	(22)	(19)	—	22
Unimproved land	1,338	—	1,338	—
Commercial lots	319	—	319	—
Other construction	—	889	—	—
Total land, lot and other construction	2,730	735	2,785	55
Owner occupied	(73)	(59)	—	73
Non-owner occupied	2	799	7	5
Total commercial real estate	(71)	740	7	78
Commercial and industrial	1,422	364	2,084	662
Agriculture	64	—	68	4
1st lien	32	66	71	39
Junior lien	(65)	24	10	75
Total 1-4 family	(33)	90	81	114
Multifamily residential	—	(136)	—	—
Home equity lines of credit	69	(6)	140	71
Other consumer	1,078	1,097	1,494	416
Total consumer	1,147	1,091	1,634	487
Other	8,643	7,447	11,967	3,324
Total	$13,898	10,316	18,626	4,728

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

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,136,709	30%	$6,022,980	30%
NOW and DDA accounts	5,543,512	27%	5,321,257	27%
Savings accounts	2,845,124	14%	2,833,887	14%
Money market deposit accounts	2,878,213	14%	2,831,624	14%
Certificate accounts	3,139,821	15%	2,915,393	15%
Wholesale deposits	3,615	—%	4,026	—%
Total interest bearing deposits	14,410,285	70%	13,906,187	70%
Total deposits	$20,546,994	100%	$19,929,167	100%

Total estimated uninsured deposits were $6.544 billion and $6.081 billion at December 31, 2024 and December 31, 2023, respectively. The following table summarizes the estimated amounts outstanding at December 31, 2024 for uninsured time deposits according to the time remaining to maturity.

(Dollars in thousands)	Certificates of Deposit
Within three months	$694,754
Three months to six months	247,273
Seven months to twelve months	123,487
Over twelve months	23,649
Total	$1,089,163

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

The Bank is a member of the FHLB of Des Moines, which is one of eleven banks that comprise the FHLB system.  The Bank is required to maintain a certain level of activity-based stock in order to borrow or to engage in other transactions with the FHLB of Des Moines. Additionally, the Bank is subject to a membership capital stock requirement that is based upon an annual calculation tied to the total assets of the Bank. The borrowings are collateralized by eligible categories of loans and debt securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. The Bank’s maximum amount of FHLB advances is limited to the lesser of a fixed percentage of the Bank’s total assets or the discounted value of eligible collateral. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Company.

During the first quarter of 2023, the Federal Reserve Bank (“FRB”) offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offered loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets were valued at par value. During 2023 the Company borrowed $2.740 billion from the BTFP which enabled the Company to pay off higher rate FHLB advances and support its liquidity position at that time. In the first quarter of 2024, the Company paid off all of the BTFP borrowings through a combination of the FHLB borrowings, cash, and additional sources of liquidity.

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at December 31, 2024. The subordinated debentures outstanding as of December 31, 2024 were $133 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The Company has a wide range of versatility in managing the liquidity and asset/liability mix. The Bank’s ALCO meets regularly to assess liquidity risk, among other matters. The Company monitors liquidity and contingency funding alternatives through management reports of liquid assets (e.g., debt securities), both unencumbered and pledged, as well as borrowing capacity, both secured and unsecured, including off-balance sheet funding sources. During 2024, the amount of unencumbered securities increased primarily as a result of pledging securities to collateralize borrowings from 2023 that were released in 2024. The Company evaluates its potential funding needs across alternative scenarios and maintains contingency funding plans consistent with the Company’s access to diversified sources of contingent funding.

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023
FHLB advances
Borrowing capacity	$4,355,976	4,444,588
Amount utilized	(1,800,000)	—
Letters of credit and other pledged collateral	(6,165)	(2,327)
Amount available	$2,549,811	4,442,261
FRB discount window
Borrowing capacity	$1,860,932	1,916,312
Amount utilized	—	—
Amount available	$1,860,932	1,916,312
FRB Bank Term Funding Program
Borrowing capacity	$—	2,853,209
Amount utilized	—	(2,740,000)
Amount available	$—	113,209
Unsecured lines of credit available	$525,000	565,000
Unencumbered debt securities
U.S. government and federal agency	$608,979	473,084
U.S. government sponsored enterprises	301,990	—
State and local governments	907,832	998,923
Corporate bonds	14,503	26,253
Residential mortgage-backed securities	615,310	127,328
Commercial mortgage-backed securities	837,169	183,048
Total unencumbered debt securities [1]	$3,285,783	1,808,636
____________________________
1 Total unencumbered debt securities at December 31, 2024, included $1.6 billion classified as AFS and $1.6 billion classified as HTM. Total unencumbered debt securities at December 31, 2023, included $441.5 million classified as AFS, and $1.4 billion classified as HTM.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of December 31, 2024 and determined its ACL of $20.4 million was adequate to absorb the estimated credit losses. Such ACL is included in other liabilities. For additional information regarding the Company’s ACL, see “Allowance for Credit Losses - Loans Receivable” above.

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

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. High levels of capital are necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 113,401,955 have been issued as of December 31, 2024. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2024. Conversely, the Company may in the future decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2024, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2024:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.59%	12.46%	12.46%	8.77%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

On January 1, 2020, the Company adopted the current expected credit losses (“CECL”) accounting standard that requires management’s estimate of credit losses over the expected contractual lives of the Company's relevant financial assets. On March 27, 2020, federal banking regulators issued an interim final rule to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). The Company has elected to utilize the five-year transition period. During the two-year delay, the Company added back to Common Tier 1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in ACL (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL were phased out of Common Tier 1 capital evenly over the three-year period ending at the end of 2024.

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

Income tax expense for the years ended December 31, 2024 and 2023 was $36.2 million and $44.7 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2024 and 2023 was 16.0 percent and 16.7 percent, respectively. The current and prior year’s low effective income tax rates were due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $84.2 million and $80.2 million for the years ended December 31, 2024 and 2023, respectively. Benefits from Low-Income Housing Tax Credits (“LIHTC”) federal income tax credits were $25.4 million and $19.9 million for the years ended December 31, 2024 and 2023, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC’s which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $11.8 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax. The Company has investments in historic tax credits that are claimed over a five-year credit allowance period.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2025	$5,797	26,766	452	564	33,579
2026	5,192	28,680	220	564	34,656
2027	5,370	27,058	43	564	33,035
2028	3,354	24,696	43	—	28,093
2029	1,758	23,322	43	—	25,123
Thereafter	1,068	82,422	106	—	83,596
	$22,539	212,944	907	1,692	238,082

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

	Years ended
	December 31, 2024			December 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,820,057	$89,596	4.92%	$1,603,600	$71,328	4.45%	$1,284,029	$57,243	4.46%
Commercial loans [1]	13,818,805	772,496	5.59%	12,982,708	675,549	5.20%	11,902,971	555,244	4.66%
Consumer and other loans	1,305,716	89,160	6.83%	1,247,114	74,734	5.99%	1,131,000	54,393	4.81%
Total loans [2]	16,944,578	951,252	5.61%	15,833,422	821,611	5.19%	14,318,000	666,880	4.66%
Tax-exempt investment securities [3]	1,675,732	59,479	3.55%	1,740,746	59,716	3.43%	1,916,731	70,438	3.67%
Taxable investment securities [4,5]	7,400,887	145,128	1.96%	8,297,203	152,003	1.83%	8,546,792	113,952	1.33%
Total earning assets	26,021,197	1,155,859	4.44%	25,871,371	1,033,330	3.99%	24,781,523	851,270	3.44%
Goodwill and intangibles	1,079,404			1,022,052			1,032,263
Non-earning assets	773,322			504,698			603,401
Total assets	$27,873,923			$27,398,121			$26,417,187
Liabilities
Non-interest bearing deposits	$6,144,268	$—	—%	$6,642,339	$—	—%	$8,005,821	$—	—%
NOW and DDA accounts	5,326,296	63,635	1.19%	5,167,117	37,357	0.72%	5,387,277	3,439	0.06%
Savings accounts	2,866,908	22,684	0.79%	2,908,584	9,918	0.34%	3,270,799	1,191	0.04%
Money market deposit accounts	2,904,461	58,140	2.00%	3,166,914	42,254	1.33%	3,926,737	6,401	0.16%
Certificate accounts	3,106,755	128,081	4.12%	1,949,206	64,176	3.29%	955,829	3,249	0.34%
Total core deposits	20,348,688	272,540	1.34%	19,834,160	153,705	0.77%	21,546,463	14,280	0.07%
Short-term borrowings
Wholesale deposits [6]	3,615	194	5.36%	173,231	8,721	5.03%	11,862	246	2.07%
Repurchase agreements	1,676,040	55,723	3.32%	1,301,223	36,414	2.80%	920,955	3,200	0.35%
FHLB advances	1,147,456	56,297	4.83%	551,986	26,910	4.81%	584,562	17,317	2.92%
FRB Bank Term Funding	617,377	27,097	4.39%	2,133,658	93,388	4.38%	—	—	—%
Total short-term borrowings	3,444,488	139,311	3.98%	4,160,098	165,433	3.92%	1,517,379	20,763	1.35%
Long-term borrowings
FHLB advances	351,038	16,323	4.57%	—	—	—%	—	—	—%
Subordinated debentures and other borrowed funds	219,839	7,044	3.20%	209,567	6,835	3.26%	196,139	6,218	3.17%
Total interest bearing liabilities	24,364,053	435,218	1.79%	24,203,825	325,973	1.35%	23,259,981	41,261	0.18%
Other liabilities	351,825			275,359			249,832
Total liabilities	24,715,878			24,479,184			23,509,813
Stockholders’ Equity
Common stock	1,132			1,109			1,107
Paid-in capital	2,437,641			2,346,575			2,340,952
Retained earnings	1,064,090			1,021,469			897,587
Accumulated other comprehensive loss	(344,818)			(450,216)			(332,272)
Total stockholders’ equity	3,158,045			2,918,937			2,907,374
Total liabilities and stockholders’ equity	$27,873,923			$27,398,121			$26,417,187
Net interest income (tax-equivalent)		$720,641			$707,357			$810,009
Net interest spread (tax-equivalent)			2.65%			2.64%			3.26%
Net interest margin (tax-equivalent)			2.77%			2.73%			3.70%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $6.5 million, $5.9 million and $6.3 million on tax-exempt municipal loan and lease income for the years ended December 31, 2024, 2023 and 2022, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $8.6 million, $8.9 million and $14.5 million on tax-exempt debt securities income for the years ended December 31, 2024, 2023 and 2022, respectively.
4Includes tax effect of $832 thousand, $859 thousand and $0.9 million on federal income tax credits for the years ended December 31, 2024, 2023 and 2022, respectively.
5Includes interest income of $31.2 million, $42.2 million and $1,523 thousand on average interest-bearing cash balances of $594.8 million, $791.5 million and $120.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	Year ended December 31,			Year ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$9,628	8,640	18,268	14,247	(162)	14,085
Commercial loans (tax-equivalent)	45,476	51,472	96,948	50,367	69,939	120,306
Consumer and other loans	3,726	10,700	14,426	5,584	14,757	20,341
Investment securities (tax-equivalent)	(20,277)	13,165	(7,112)	(7,500)	34,828	27,328
Total interest income	38,553	83,977	122,530	62,698	119,362	182,060
Interest expense
NOW and DDA accounts	1,256	25,022	26,278	(141)	34,059	33,918
Savings accounts	(115)	12,881	12,766	(132)	8,859	8,727
Money market deposit accounts	(3,396)	19,282	15,886	(1,238)	37,091	35,853
Certificate accounts	38,392	25,513	63,905	3,376	57,552	60,928
Wholesale deposits	(8,538)	11	(8,527)	3,344	5,130	8,474
Repurchase agreements	10,617	8,692	19,309	1,321	31,893	33,214
FHLB advances	46,343	(633)	45,710	(965)	10,558	9,593
FRB Bank Term Funding	(66,291)	—	(66,291)	93,388	—	93,388
Subordinated debentures and other borrowed funds	355	(146)	209	426	191	617
Total interest expense	18,623	90,622	109,245	99,379	185,333	284,712
Net interest income (tax-equivalent)	$19,930	(6,645)	13,285	(36,681)	(65,971)	(102,652)

Net interest income (tax-equivalent) increased $13.3 million for the year ended December 31, 2024 compared to prior year end. The increase in interest income was primarily attributable to an increase in interest rates with additional benefit from the increase in the loan portfolio, which more than outpaced the increase in interest expense which was primarily driven by an increase in interest rates.

Net interest income (tax-equivalent) decreased $102.7 million for the year ended December 31, 2023 compared to the prior year end. The historic increase in interest rates during the prior year was the reason for the increase in interest expense which outpaced the increase in interest income.

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

Goodwill
The Company is required to assess goodwill for impairment on an annual basis, or more frequently if determined necessary. Goodwill of a reporting unit is tested for impairment if an event is more-likely-than-not to reduce the fair value of a reporting unit below its carrying amount. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. The estimate is considered to have a low amount of uncertainty unless there is an event that significantly lowers the fair value of a reporting unit estimate. Examples of events and circumstances include: significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, a more likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and the testing for recoverability of a significant asset group within a reporting unit. There were no changes to the Company’s assessment or reported amounts during 2024. For information on goodwill, see Notes 1 and 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that impacted the Company that became effective during 2024 or 2023 include amendments to:

•FASB ASC Topic 326, Financial Instruments - Credit Losses Troubled Debt Restructurings and Vintage Disclosures
•FASB ASC Topic 280, Segment Reporting
•FASB ASC Topic 848, Reference Rate Reform
•FASB ASC Topic 232, Investments Equity Method and Joint Ventures

Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2024 includes amendments to:

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

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2024. The Company’s NII sensitivity remained within policy limits at December 31, 2024.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	1.20%	1.42%
-200 bp Rate ramp	0.92%	(0.31%)
-200 bp Rate shock	(0.11%)	(2.99%)
-100 bp Rate shock	0.19%	(0.86%)
+100 bp Rate shock	2.48%	3.26%
+200 bp Rate shock	1.52%	3.15%
+200 bp Rate ramp	1.74%	2.76%
+400 bp Rate shock	1.75%	0.57%

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

To the Stockholders, Board of Directors, and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion thereon.

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

The Company’s loan portfolio and the associated allowance for credit losses (ACL) were $17.3 billion and $206 million as of December 31, 2024, respectively. The provision for credit losses related to the loan portfolio was $27.2 million for the year ended December 31, 2024. As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements, the ACL includes a quantitative portion where loans that share similar risk characteristics with other loans are segregated into loan segments. The model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment, multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. Those historical loss rates are adjusted over a reasonable economic forecast period based upon national economic forecasts. The Company will then revert from the economic forecast period back to the historical average loss rate on a straight-line basis. After that reversion period, the loans will experience their historical loss rates for the remainder of their contractual lives. The Company will also include qualitative adjustments to adjust the ACL on loan segments to the extent the current or future conditions are believed to vary from historical conditions across several qualitative factors. At December 31, 2024, the key qualitative factors included adjustments to the expected credit losses associated with risks in the current economic environment and economic uncertainly in forward looking forecasts.

Auditing management’s ACL estimate involved a high degree of complexity in evaluating the expected loss forecasting model and subjectivity in evaluating management’s measurement of the economic forecast used during the reasonable and supportable period and subjectivity in evaluating key qualitative factors and the qualitative adjustment in total.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected loss forecasting model including management’s measurement of the economic forecast used during the reasonable and supportable period and the qualitative factors to the ACL included the following:

•We tested the design and operating effectiveness of the Company’s controls over the key assumptions and data used to develop the expected loss forecasting model including management’s measurement of the economic forecast used during the reasonable and supportable period, and key qualitative adjustments to the ACL and the overall ACL amount.

•We assessed the reasonableness of, and evaluated support for, key assumptions used in the model and key qualitative adjustments based on external market data and loan portfolio performance metrics.

•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the model and qualitative adjustment estimation process by agreeing a sample of inputs to supporting information.

Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.

•We tested the mathematical accuracy of the ACL models used as well as the method for developing the qualitative adjustments.

•We assessed the reasonableness of the overall ACL amount, including model estimates and qualitative factor adjustments and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics and peer-bank information and considered whether they corroborate or contradict the Company’s measurement of the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2005.

Denver, Colorado
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Internal Control over Financial Reporting

We have audited Glacier Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Denver, Colorado
February 25, 2025

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Cash on hand and in banks	$268,746	246,525
Interest bearing cash deposits	579,662	1,107,817
Cash and cash equivalents	848,408	1,354,342
Debt securities, available-for-sale	4,245,205	4,785,719
Debt securities, held-to-maturity	3,294,847	3,502,411
Total debt securities	7,540,052	8,288,130
Loans held for sale, at fair value	33,060	15,691
Loans receivable	17,261,849	16,198,082
Allowance for credit losses	(206,041)	(192,757)
Loans receivable, net	17,055,808	16,005,325
Premises and equipment, net	468,220	421,791
Other real estate owned and foreclosed assets	1,164	1,503
Accrued interest receivable	99,262	94,526
Deferred tax asset, net	138,955	159,070
Intangibles, net	51,182	31,870
Goodwill	1,051,318	985,393
Non-marketable equity securities	99,669	12,755
Bank-owned life insurance	189,849	171,101
Other assets	326,040	201,132
Total assets	$27,902,987	27,742,629
Liabilities
Non-interest bearing deposits	$6,136,709	6,022,980
Interest bearing deposits	14,410,285	13,906,187
Securities sold under agreements to repurchase	1,777,475	1,486,850
Federal Home Loan Bank advances	1,800,000	—
FRB Bank Term Funding	—	2,740,000
Other borrowed funds	83,341	81,695
Subordinated debentures	133,105	132,943
Accrued interest payable	33,626	125,907
Other liabilities	304,592	225,786
Total liabilities	24,679,133	24,722,348
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized	1,134	1,109
Paid-in capital	2,448,758	2,350,104
Retained earnings - substantially restricted	1,083,258	1,043,181
Accumulated other comprehensive loss	(309,296)	(374,113)
Total stockholders’ equity	3,223,854	3,020,281
Total liabilities and stockholders’ equity	$27,902,987	27,742,629
Number of common stock shares issued and outstanding	113,401,955	110,888,942

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except share and per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Interest Income
Investment securities	$195,135	201,930	169,035
Residential real estate loans	89,596	71,328	57,243
Commercial loans	765,959	669,663	548,969
Consumer and other loans	89,160	74,734	54,393
Total interest income	1,139,850	1,017,655	829,640
Interest Expense
Deposits	272,734	162,426	14,526
Securities sold under agreements to repurchase	55,723	36,414	3,200
Federal Home Loan Bank advances	72,620	26,910	17,317
FRB Bank Term Funding	27,097	93,388	—
Other borrowed funds	1,297	1,056	1,329
Subordinated debentures	5,747	5,779	4,889
Total interest expense	435,218	325,973	41,261
Net Interest Income	704,632	691,682	788,379
Provision for credit losses	28,306	14,795	19,963
Net interest income after provision for credit losses	676,326	676,887	768,416
Non-Interest Income
Service charges and other fees	78,894	75,157	72,124
Miscellaneous loan fees and charges	18,694	16,935	15,350
Gain on sale of loans	16,855	12,202	20,032
Gain on sale of securities	30	1,510	620
Other income	13,973	12,275	12,606
Total non-interest income	128,446	118,079	120,732
Non-Interest Expense
Compensation and employee benefits	336,906	309,048	319,303
Occupancy and equipment	47,055	43,578	43,261
Advertising and promotions	16,132	15,430	14,324
Data processing	36,887	33,752	30,823
Other real estate owned and foreclosed assets	217	119	77
Regulatory assessments and insurance	24,194	28,712	12,904
Intangibles amortization	12,757	9,731	10,658
Other expenses	104,320	86,988	87,518
Total non-interest expense	578,468	527,358	518,868
Income Before Income Taxes	226,304	267,608	370,280
Federal and state income tax expense	36,160	44,681	67,078
Net Income	$190,144	222,927	303,202
Basic earnings per share	$1.68	2.01	2.74
Diluted earnings per share	$1.68	2.01	2.74
Dividends declared per share	$1.32	1.32	1.32
Average outstanding shares - basic	113,170,157	110,864,501	110,757,473
Average outstanding shares - diluted	113,243,427	110,890,447	110,827,933
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net Income	$190,144	222,927	303,202
Other Comprehensive Income (Loss), Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains (losses) on available-for-sale securities	86,485	125,231	(672,570)
Reclassification adjustment for (losses) gains included in net income	(56)	31	(1,336)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	4,754	5,612	2,990
Tax effect	(23,291)	(34,264)	169,540
Net of tax amount	67,892	96,610	(501,376)
Cash Flow Hedge:
Unrealized gains on derivatives used for cash flow hedges	777	2,006	7,809
Reclassification adjustment for losses included in net income	(4,879)	(4,605)	(817)
Tax effect	1,027	668	(1,767)
Net of tax amount	(3,075)	(1,931)	5,225
Total other comprehensive income (loss), net of tax	64,817	94,679	(496,151)
Total Comprehensive Income (Loss)	$254,961	317,606	(192,949)

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2022	110,687,533	$1,107	2,338,814	810,342	27,359	3,177,622
Net income	—	—	—	303,202	—	303,202
Other comprehensive loss	—	—	—	—	(496,151)	(496,151)
Cash dividends declared ($1.32 per share)	—	—	—	(146,560)	—	(146,560)
Stock issuances under stock incentive plans	90,247	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	5,192	—	—	5,192
Balance at December 31, 2022	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	222,927	—	222,927
Other comprehensive income	—	—	—	—	94,679	94,679
Cash dividends declared ($1.32 per share)	—	—	—	(146,730)	—	(146,730)
Stock issuances under stock incentive plans	111,162	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	6,100	—	—	6,100
Balance at December 31, 2023	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	190,144	—	190,144
Other comprehensive income	—	—	—	—	64,817	64,817
Cash dividends declared ($1.32 per share)	—	—	—	(150,067)	—	(150,067)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	123,329	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	6,294	—	—	6,294
Balance at December 31, 2024	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854

See accompanying notes to consolidated financial statements

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating Activities
Net income	$190,144	222,927	303,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,306	14,795	19,963
Net amortization of debt securities	13,153	15,506	29,587
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(5,983)	(5,347)	2,789
Origination of loans held for sale	(665,181)	(435,649)	(743,212)
Proceeds from loans held for sale	738,134	549,778	844,940
Gain on sale of loans	(16,855)	(12,202)	(20,032)
Gain on sale of securities	(30)	(1,510)	(620)
Bank-owned life insurance income, net	(4,476)	(3,849)	(3,579)
Stock-based compensation, net of tax benefits	5,694	5,929	5,366
Depreciation and amortization of premises and equipment	28,907	27,412	25,830
(Gain) loss on dispositions of premises and equipment	(5,100)	160	(3,047)
Gain on sale and write-downs of other real estate owned, net	(1,124)	(321)	(121)
Deferred tax expense	2,608	507	2,177
Amortization of core deposit and other intangibles	12,757	9,731	10,658
Amortization of investments in variable interest entities	24,054	20,515	16,640
Net decrease (increase) in accrued interest receivable	877	(10,989)	(6,865)
Net decrease (increase) in other assets	8,856	(9,961)	(22,760)
Net (decrease) increase in accrued interest payable	(93,693)	121,576	1,922
Net (decrease) increase in other liabilities	(3,011)	(8,293)	7,822
Net cash provided by operating activities	258,037	500,715	470,660
Investing Activities
Sales of debt securities, available-for-sale	237,502	29,972	326,302
Maturities, prepayments and calls of available-for-sale debt securities	609,118	621,878	1,101,420
Purchases of available-for-sale debt securities	(50,148)	—	(471,581)
Maturities, prepayments and calls of held-to-maturity debt securities	204,645	209,909	211,700
Purchases of held-to-maturity debt securities	—	—	(523,060)
Termination of interest rate swaps	(19,825)	—	—
Principal collected on loans	4,007,266	2,946,294	5,432,753
Loan originations	(4,438,907)	(4,013,701)	(7,296,411)
Proceeds from sale of premises and equipment	14,375	251	10,525
Net additions to premises and equipment	(48,277)	(49,534)	(33,763)
Proceeds from sale of other real estate owned	2,337	391	1,014
Proceeds from redemption of non-marketable equity securities	149,873	630,584	366,467
Purchases of non-marketable equity securities	(233,288)	(559,601)	(438,398)
Proceeds from bank-owned life insurance	417	1,787	2,217
Investments in variable interest entities	(49,631)	(25,722)	(40,967)
Net cash received from acquisitions	107,684	—	—
Net cash provided by (used in) investing activities	493,141	(207,492)	(1,351,782)
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Financing Activities
Net decrease in deposits	$(394,570)	(676,652)	(729,707)
Net increase (decrease) in securities sold under agreements to repurchase	286,320	540,934	(74,878)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(58,500)	(1,800,000)	1,800,000
Proceeds from short-term FRB Bank Term Funding	—	2,740,000	—
Repayments of short-term FRB Bank Term Funding	(2,740,000)	—	—
Proceeds from long-term Federal Home Loan Bank advances	1,800,000	—	—
Net increase in other borrowed funds	1,297	3,327	9,120
Cash dividends paid	(150,034)	(146,690)	(157,540)
Tax withholding payments for stock-based compensation	(1,625)	(1,795)	(1,704)
Proceeds from stock option exercises	—	—	140
Net cash (used in) provided by financing activities	(1,257,112)	659,124	845,431
Net (decrease) increase in cash, cash equivalents and restricted cash	(505,934)	952,347	(35,691)
Cash, cash equivalents and restricted cash at beginning of period	1,354,342	401,995	437,686
Cash, cash equivalents and restricted cash at end of period	$848,408	1,354,342	401,995
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$528,911	204,397	39,339
Cash paid during the period for income taxes	15,604	27,932	55,197
Supplemental Disclosure of Non-Cash Investing Activities
Transfer of debt securities from held-to-maturity to available-for-sale	$—	—	2,154,475
Sale and refinancing of other real estate owned	6	22	—
Transfer of loans to other real estate owned	879	1,563	97
Right-of-use assets obtained in exchange for new lease liabilities	395	1,979	25,048
Equity investments obtained in exchange or delayed equity contributions	33,982	37,068	57,171
Dividends declared during the period but not paid	388	370	346
Acquisitions
Fair value of common stock shares issued	92,385	—	—
Cash consideration	26,009	—	—
Fair value of assets acquired	1,180,757	—	—
Liabilities assumed	1,087,601	—	—

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

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for credit losses (“ACL” or “allowance”) on loans; 2) the valuation of debt securities; and 3) the evaluation of goodwill impairment. For the determination of the ACL on loans and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to the investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using independent party inputs.

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

Segment Reporting
The Company operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07, Segment Reporting, for the year ended December 31, 2024. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Company provides similar products and services managed through similar processes and technology platforms. The Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions of the Company and its wholly owned subsidiary, the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statements of operations as consolidated net income. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Company’s consolidated statements of operations are considered significant to the banking segment.

The Company has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required, specifically as a result of the following;

▪the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
▪no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
▪the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Based on this assessment the Company’s financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $31,158,000 and $42,298,000 for the years ended December 31, 2024 and December 31, 2023, respectively, and are included in interest income on investment securities on the consolidated statements of operations. The Company had $0 and $17,440,000 of restricted cash held as collateral for derivative contracts as of December 31, 2024 and December 31, 2023, respectively. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at December 31, 2024 was zero.

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Loans held for sale are recorded at fair value and may or may not be sold with servicing rights released. Changes in fair value are recognized in gain on sale of loans included in non-interest income. Fair value elections are made at the time of origination based on the Company’s fair value election policy.

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

Modifications
The company identifies modifications to borrowers experiencing financial difficulty (“MBFD”) as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified.The allowance for credit losses on a loans that are considered MBFD’s are measured using the same method as all other loans held for investment.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank or for unfunded amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. At December 31, 2024 and 2023, the Company had an ACL of $20,419,000 and $19,292,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the income statement line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Provision for credit loss loans	$27,179	20,790	17,433
Provision for credit loss unfunded	1,127	(5,995)	2,530
Total provision for credit losses	$28,306	14,795	19,963

There was no provision for credit losses on debt securities for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2024 and 2023, no long-lived assets were considered materially impaired.

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

Federal Reserve Bank Term Funding Program
During the first quarter of 2023, the FRB offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The BTFP offered loans of up to one year in length to institutions pledging collateral eligible for purchase by the FRB in open market operations such as U.S. Treasuries, U.S. Agency securities, and U.S. agency mortgage-backed securities. These assets were valued at par for pledging purposes. The Company paid off this borrowing in the first quarter of 2024.

Other Borrowings
Borrowings of the Company’s consolidated variable interest entities and finance lease arrangements are included in other borrowings. For additional information relating to VIE’s, see Note 7.

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender value of the policies is recognized as a component of other income in non-interest income in the Company’s consolidated statements of operations.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s principal source of revenue is interest income from debt securities and loans. Revenue from contracts with customers within the scope of ASC Topic 606 was $94,011,000, $88,547,000, and $82,850,000 for the years ended December 31, 2024, 2023, and 2022, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2024 and 2023 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Reclassifications
Certain reclassifications have been made to the 2023 and 2022 financial statements to conform to the 2024 presentation.

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

ASU 2023-07 - Segment Reporting. In November 2023, FASB amended Topic ASC 280 relating to segment disclosures. The amendments in this Update expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. The amendments are effective beginning with the first interim and annual reporting periods after December 15, 2023 and early adoption is permitted. The Company operates as a single segment entity for financial reporting purposes and has adopted the amendments for the year ended December 31, 2024. The Company adjusted the procedures related to the amendments and there was no material impact to the Company’s disclosures or financial position and results of operations. For additional information relating to the adoption of the amendments, see Note 1, under segment reporting.

Accounting Guidance Pending Adoption at December 31, 2024
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

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$484,082	5	(15,654)	468,433
U.S. government sponsored enterprises	323,854	—	(13,700)	310,154
State and local governments	71,737	215	(3,272)	68,680
Corporate bonds	14,818	—	(315)	14,503
Residential mortgage-backed securities	2,660,330	5	(304,819)	2,355,516
Commercial mortgage-backed securities	1,101,489	2	(73,572)	1,027,919
Total available-for-sale	4,656,310	227	(411,332)	4,245,205
Held-to-maturity
U.S. government and federal agency	859,432	—	(54,496)	804,936
State and local governments	1,619,850	810	(209,502)	1,411,158
Residential mortgage-backed securities	815,565	—	(63,089)	752,476
Total held-to-maturity	3,294,847	810	(327,087)	2,968,570
Total debt securities	$7,951,157	1,037	(738,419)	7,213,775

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$485,005	11	(29,669)	455,347
U.S. government sponsored enterprises	321,993	—	(22,774)	299,219
State and local governments	101,903	302	(3,273)	98,932
Corporate bonds	27,007	2	(756)	26,253
Residential mortgage-backed securities	3,166,589	7	(355,333)	2,811,263
Commercial mortgage-backed securities	1,180,756	519	(86,570)	1,094,705
Total available-for-sale	5,283,253	841	(498,375)	4,785,719
Held-to-maturity
U.S. government and federal agency	853,273	—	(65,472)	787,801
State and local governments	1,650,000	2,843	(181,192)	1,471,651
Residential mortgage-backed securities	999,138	—	(78,396)	920,742
Total held-to-maturity	3,502,411	2,843	(325,060)	3,180,194
Total debt securities	$8,785,664	3,684	(823,435)	7,965,913

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2024. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$321,716	313,311	9,584	9,566
Due after one year through five years	519,869	498,840	941,501	885,563
Due after five years through ten years	21,731	20,189	209,288	198,057
Due after ten years	31,175	29,430	1,318,909	1,122,908
	894,491	861,770	2,479,282	2,216,094
Mortgage-backed securities [1]	3,761,819	3,383,435	815,565	752,476
Total	$4,656,310	4,245,205	3,294,847	2,968,570
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Available-for-sale
Proceeds from sales and calls of debt securities	$251,295	31,944	428,225
Gross realized gains [1]	782	145	3,357
Gross realized losses [1]	(725)	(176)	(2,021)
Held-to-maturity
Proceeds from calls of debt securities	14,295	18,125	28,210
Gross realized gains [1]	—	10	64
Gross realized losses [1]	(27)	(193)	(780)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

In 2023, the Company also had a gain of $1,700,000 on the sale of all of the Company’s Visa class B shares which was included in the gain on sale of securities. At December 31, 2024 and 2023, the Company had debt securities with carrying values of $4,254,268,000 and $6,479,495,000, respectively, pledged as collateral to FHLB, FRB, securities sold under agreements to repurchase (“repurchase agreements”), and for deposits of several state and local government units.

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

	December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	55	$3,756	(34)	463,151	(15,620)	466,907	(15,654)
U.S. government sponsored enterprises	14	—	—	310,154	(13,700)	310,154	(13,700)
State and local governments	50	3,653	(35)	49,748	(3,237)	53,401	(3,272)
Corporate bonds	2	—	—	13,707	(315)	13,707	(315)
Residential mortgage-backed securities	389	13,535	(240)	2,341,700	(304,579)	2,355,235	(304,819)
Commercial mortgage-backed securities	152	36,466	(1,042)	986,809	(72,530)	1,023,275	(73,572)
Total available-for-sale	662	$57,410	(1,351)	4,165,269	(409,981)	4,222,679	(411,332)

	December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	57	$3,702	(56)	448,909	(29,613)	452,611	(29,669)
U.S. government sponsored enterprises	14	—	—	299,220	(22,774)	299,220	(22,774)
State and local governments	85	3,039	(2)	64,645	(3,271)	67,684	(3,273)
Corporate bonds	4	—	—	23,262	(756)	23,262	(756)
Residential mortgage-backed securities	402	1,430	(44)	2,809,482	(355,289)	2,810,912	(355,333)
Commercial mortgage-backed securities	151	21,232	(268)	1,034,183	(86,302)	1,055,415	(86,570)
Total available-for-sale	713	$29,403	(370)	4,679,701	(498,005)	4,709,104	(498,375)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at December 31, 2024 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at December 31, 2024 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of December 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on available-for-sale debt securities totaled $8,037,000 and $9,319,000 at December 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of December 31, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of December 31, 2024, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at December 31, 2024. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	December 31, 2024	December 31, 2023
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$414,147	427,918
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,168,491	1,182,894
S&P: A+, A, A- / Moody’s: A1, A2, A3	33,585	37,742
Not rated by either entity	3,627	1,446
Total municipal bonds held-to-maturity	$1,619,850	1,650,000

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at December 31, 2024 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of December 31, 2024 and December 31, 2023, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $16,538,000 and $16,990,000 at December 31, 2024 and December 31, 2023, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at December 31, 2024 or December 31, 2023.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Residential real estate	$1,858,929	1,704,544
Commercial real estate	10,963,713	10,303,306
Other commercial	3,119,535	2,901,863
Home equity	930,994	888,013
Other consumer	388,678	400,356
Loans receivable	17,261,849	16,198,082
Allowance for credit losses	(206,041)	(192,757)
Loans receivable, net	$17,055,808	16,005,325
Net deferred origination (fees) costs included in loans receivable	$(29,187)	(25,577)
Net purchase accounting (discounts) premiums included in loans receivable	$(34,361)	(13,802)
Accrued interest receivable on loans	$73,935	67,362

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during 2024 and 2023.

At December 31, 2024, the Company had loans of $11,827,421,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2024 and 2023. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2024.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2024 and 2023 was $110,150,000 and $110,707,000, respectively. During 2024, transactions included new loans to such related parties of $15,140,000, and repayments of $15,697,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Year ended December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	27,179	2,862	10,446	7,162	(369)	7,078
Charge-offs	(18,626)	(40)	(2,896)	(5,778)	(131)	(9,781)
Recoveries	4,728	34	68	1,822	136	2,668
Balance at end of period	$206,041	25,181	138,545	24,400	11,402	6,513

	Year ended December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	20,790	2,645	6,748	1,996	969	8,432
Charge-offs	(15,095)	(20)	(2,080)	(3,891)	(129)	(8,975)
Recoveries	4,779	17	440	1,635	167	2,520
Balance at end of period	$192,757	22,325	130,924	21,194	11,766	6,548

	Year ended December 31, 2022
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$172,665	16,458	117,901	24,703	8,566	5,037
Provision for credit losses	17,433	3,162	7,231	(704)	1,943	5,801
Charge-offs	(14,970)	(17)	(2,171)	(4,201)	(85)	(8,496)
Recoveries	7,155	80	2,855	1,656	335	2,229
Balance at end of period	$182,283	19,683	125,816	21,454	10,759	4,571

During the year ended December 31, 2024, the ACL increased primarily due to the $8,072,000 provision for credit losses recorded as a result of the Wheatland and RMB acquisitions. During the years ended December 31, 2023, and 2022, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the year ended December 31, 2024, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,347	5,195	8,852	6,261	1,965	3,074
Accruing loans 60-89 days past due	6,881	404	2,792	1,180	1,699	806
Accruing loans 90 days or more past due	6,177	1,509	2,899	985	646	138
Non-accrual loans with no ACL	20,060	6,850	8,012	1,691	2,826	681
Non-accrual loans with ACL	385	75	—	167	—	143
Total past due and non-accrual loans	58,850	14,033	22,555	10,284	7,136	4,842
Current loans receivable	17,202,999	1,844,896	10,941,158	3,109,251	923,858	383,836
Total loans receivable	$17,261,849	1,858,929	10,963,713	3,119,535	930,994	388,678

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$43,455	5,342	18,134	12,745	3,006	4,228
Accruing loans 60-89 days past due	6,512	729	2,439	774	1,527	1,043
Accruing loans 90 days or more past due	3,312	107	2,161	530	283	231
Non-accrual loans with no ACL	20,722	2,562	13,680	1,869	1,966	645
Non-accrual loans with ACL	94	—	—	7	—	87
Total past due and non-accrual loans	74,095	8,740	36,414	15,925	6,782	6,234
Current loans receivable	16,123,987	1,695,804	10,266,892	2,885,938	881,231	394,122
Total loans receivable	$16,198,082	1,704,544	10,303,306	2,901,863	888,013	400,356

The Company had $351,000, $356,000, and $1,175,000 of interest reversed on non-accrual loans during the year ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2024, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,483	—	—	11,480	—	3
Residential real estate	14,425	6,924	4,107	508	2,808	78
Other real estate	22,016	1	21,066	561	18	370
Other	1,055	—	—	383	—	672
Total	$48,979	6,925	25,173	12,932	2,826	1,123

	December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$3,236	—	6	3,230	—	—
Residential real estate	17,578	11,099	4,317	98	1,968	96
Other real estate	21,635	35	20,598	620	25	357
Other	595	—	—	15	—	580
Total	$43,044	11,134	24,921	3,963	1,993	1,033

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis at the end of the periods of the loans modified to borrowers experiencing financial difficulty by segment:

	At or for the Year ended December 31, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Residential real estate	$—	—%	$—	—%	$—
Commercial real estate	11,993	0.10%	28,850	0.30%	40,843
Other commercial	13,721	0.40%	468	—%	14,189
Home equity	—	—%	—	—%	—
Other consumer	—	—%	—	—%	—
Total	$25,714		$29,318		$55,032

	At or for the Year ended December 31, 2023
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Residential real estate	$679	—%	$—	—%	$679
Commercial real estate	46,028	0.40%	2,863	—%	48,891
Other commercial	9,218	0.30%	1,702	0.10%	10,920
Home equity	49	—%	—	—%	49
Other consumer	20	—%	—	—%	20
Total	$55,994		$4,565		$60,559

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

	At or for the Year ended December 31, 2024
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	1.91%	3 months	$—
Other commercial	0.10%	5 months	$—

	At or for the Year ended December 31, 2023
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Residential real estate	—%	1 month	$—
Commercial real estate	0.88%	1.1 years	$—
Other commercial	0.24%	8 months	$—
Home equity	—%	7 months	$—
Other consumer	—%	10 months	$10

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	December 31, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$40,843	37,585	—	—	3,258
Other commercial	14,189	12,829	1,029	—	331
Total	$55,032	50,414	1,029	—	3,589

	December 31, 2023
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$679	679	—	—	—
Commercial real estate	48,891	45,181	2,159	—	1,551
Other commercial	10,920	10,360	31	—	529
Home equity	49	—	—	—	49
Other consumer	20	20	—	—	—
Total	$60,559	56,240	2,190	—	2,129

Loans that were modified in the twelve months that had a payment default during the period had an ending balances of $183,000 for period ending December 31, 2024, and were included in other commercial loans. During the period ending December 31, 2023, there were loans with period ending balances of $2,159,000 and $37,000 that were modified during the twelve months that had a payment default, and were included in commercial real estate and other commercial loans, respectively. There were $462,000 and $5,361,000 of additional unfunded commitments on MBFD’s outstanding at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had $207,000 and $98,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2024 and 2023, the Company had $0 and $15,000, respectively, of OREO secured by residential real estate properties.
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

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024	$—	1,321,385	1,287,352	5,674	28,359	—
2023	—	1,334,689	1,311,808	18,151	4,730	—
2022	1,437	2,367,874	2,307,217	26,662	33,995	—
2021	1,128	2,043,830	1,988,629	30,965	24,236	—
2020	5	1,043,858	1,036,774	—	7,084	—
Prior	326	2,515,573	2,446,084	25,922	43,567	—
Revolving loans	—	336,504	331,130	1,199	4,175	—
Total	$2,896	10,963,713	10,708,994	108,573	146,146	—
Other commercial loans
Term loans by origination year
2024	$4,260	407,909	402,180	3,687	1,641	401
2023	83	315,890	312,154	533	3,203	—
2022	373	496,999	492,111	463	4,423	2
2021	525	462,173	452,731	743	8,680	19
2020	291	203,771	199,643	44	4,083	1
Prior	246	495,291	468,850	—	26,441	—
Revolving loans	—	737,502	706,991	17,612	12,886	13
Total	$5,778	3,119,535	3,034,660	23,082	61,357	436

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2023	$889	1,316,100	1,313,446	97	2,557	—
2022	430	2,547,939	2,520,484	12,855	14,600	—
2021	145	2,200,677	2,178,153	19,782	2,742	—
2020	—	1,130,117	1,124,525	—	5,592	—
2019	—	691,810	656,203	1,104	34,503	—
Prior	616	2,129,808	2,053,011	18,818	57,948	31
Revolving loans	—	286,855	285,432	1	1,421	1
Total	$2,080	10,303,306	10,131,254	52,657	119,363	32
Other commercial loans
Term loans by origination year
2023	$3,080	369,059	367,337	—	1,603	119
2022	406	566,295	561,567	3,319	1,408	1
2021	—	531,558	519,151	10,187	2,218	2
2020	92	245,962	240,613	—	5,347	2
2019	—	145,828	141,336	—	4,490	2
Prior	313	448,619	443,400	—	5,219	—
Revolving loans	—	594,542	577,953	11,977	4,612	—
Total	$3,891	2,901,863	2,851,357	25,483	24,897	126

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024	$40	211,519	210,806	—	713
2023	—	267,000	264,817	1,407	776
2022	—	655,918	652,993	2,566	359
2021	—	455,196	452,628	959	1,609
2020	—	90,752	90,649	—	103
Prior	—	178,544	173,003	667	4,874
Revolving loans	—	—	—	—	—
Total	$40	1,858,929	1,844,896	5,599	8,434
Home equity loans
Term loans by origination year
2024	$—	219	219	—	—
2023	17	1,072	1,045	—	27
2022	8	1,858	1,858	—	—
2021	—	780	780	—	—
2020	—	78	78	—	—
Prior	106	4,353	4,264	4	85
Revolving loans	—	922,634	915,614	3,660	3,360
Total	$131	930,994	923,858	3,664	3,472
Other consumer loans
Term loans by origination year
2024	$8,456	116,312	114,164	2,139	9
2023	431	89,684	89,218	262	204
2022	467	64,808	63,843	665	300
2021	238	36,755	36,233	261	261
2020	34	18,648	18,601	41	6
Prior	155	20,014	19,738	103	173
Revolving loans	—	42,457	42,039	409	9
Total	$9,781	388,678	383,836	3,880	962

	December 31, 2023
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2023	$—	234,568	233,753	815	—
2022	5	673,782	671,196	2,586	—
2021	—	495,645	495,645	—	—
2020	—	99,199	99,199	—	—
2019	—	42,054	42,054	—	—
Prior	15	158,828	153,489	2,670	2,669
Revolving loans	—	468	468	—	—
Total	$20	1,704,544	1,695,804	6,071	2,669
Home equity loans
Term loans by origination year
2023	$—	—	—	—	—
2022	—	20	20	—	—
2021	48	—	—	—	—
2020	50	21	21	—	—
2019	—	178	178	—	—
Prior	31	5,492	5,277	11	204
Revolving loans	—	882,302	875,735	4,522	2,045
Total	$129	888,013	881,231	4,533	2,249
Other consumer loans
Term loans by origination year
2023	$7,801	139,295	137,035	2,079	181
2022	715	98,630	97,536	870	224
2021	170	62,961	62,107	805	49
2020	85	29,143	29,012	119	12
2019	73	12,335	12,279	43	13
Prior	131	17,314	16,664	173	477
Revolving loans	—	40,678	39,489	1,182	7
Total	$8,975	400,356	394,122	5,271	963

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Land	$84,402	76,557
Buildings and construction in progress	395,458	344,906
Furniture, fixtures and equipment	123,901	120,096
Leasehold improvements	15,950	16,328
Accumulated depreciation	(207,743)	(201,159)
Net premises and equipment, excluding ROU assets	411,968	356,728
ROU assets, net	56,252	65,063
Net premises and equipment	$468,220	421,791

The Company capitalized interest related to assets of $618,000 and $913,000 for the years ended December 31, 2024 and December 31, 2023, respectively. The Company had $8,122,000, and $0 of premises held for sale at December 31, 2024 and December 31, 2023, respectively.

Leases
The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in net premises and equipment and lease liabilities are included in other liabilities and other borrowed funds, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$31,022		31,222
Accumulated depreciation	(11,056)		(6,940)
Net ROU assets	$19,966	36,286	24,282	40,781
Lease liabilities	$21,279	39,902	25,116	44,319
Weighted-average remaining lease term	11 years	15 years	11 years	16 years
Weighted-average discount rate	3.6%	3.7%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	December 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,666	4,651
Maturing one year through two years	4,677	4,724
Maturing two years through three years	4,686	4,433
Maturing three years through four years	589	3,752
Maturing four years through five years	596	3,429
Thereafter	10,549	33,608
Total lease payments	25,763	54,597
Present value of lease payments
Short-term	3,985	3,245
Long-term	17,294	36,657
Total present value of lease payments	21,279	39,902
Difference between lease payments and present value of lease payments	$4,484	14,695

The components of lease expense included in other expense on the consolidated statements of operations consist of the following:

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Finance lease cost
Amortization of ROU assets	4,364	4,201
Interest on lease liabilities	844	958
Operating lease cost	5,204	5,531
Short-term lease cost	481	633
Variable lease cost	1,706	1,666
Sublease income	(44)	(39)
Total lease expense	12,555	12,950

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2024		December 31, 2023
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$844	3,418	958	3,500
Financing cash flows	3,852	N/A	3,588	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2024 and 2023 was $1,592,000 and $1,298,000, respectively, and is recorded in other income within non-interest income.

Note 5. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles and other intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Gross carrying value	$120,912	95,120	95,120
Accumulated amortization	(69,730)	(63,250)	(53,519)
Net carrying value	$51,182	31,870	41,601
Aggregate amortization expense	$12,757	9,731	10,658
Estimated amortization expense for the years ending December 31,
2025	$12,941
2026	11,368
2027	9,912
2028	5,905
2029	4,023

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net carrying value at beginning of period	$985,393	985,393	985,393
Acquisitions and adjustments	65,925	—	—
Net carrying value at end of period	$1,051,318	985,393	985,393

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether a goodwill impairment will be recognized and the amount of the impairment. The Company performed its annual goodwill impairment test during the third quarter of 2024 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred during the fourth quarter of 2024 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2024. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of December 31, 2024 and 2023.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Carrying value at beginning of period	$12,534	13,488	12,839
Additions	811	434	2,461
Amortization	(1,387)	(1,388)	(1,812)
Carrying value at end of period	$11,958	12,534	13,488
Principal balances of loans serviced for others	$1,507,439	1,570,834	1,661,294
Fair value of servicing rights	$17,902	18,000	19,716

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

Consolidated Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over seven years and is subject to recapture if certain events occur during such period. The maximum exposure to loss in the CDEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not individually meet the characteristics of a primary beneficiary; however, the related party group does meet the criteria as a group and substantially all of the activities of the CDEs either involve or are conducted on behalf of the Company. As a result, the Company is the primary beneficiary of the CDEs and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The primary activities of the CDEs are recognized in commercial loans interest income and other borrowed funds interest expense on the Company’s consolidated statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s consolidated statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds.

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

(Dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Loans receivable	$123,064	136,527
Premises and equipment, net	—	—
Accrued interest receivable	—	376
Other assets	79,858	48,924
Total assets	$202,922	185,827
Liabilities
Other borrowed funds	$62,062	56,578
Accrued interest payable	270	242
Other liabilities	27,577	182
Total liabilities	$89,909	57,002

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $203,124,000 and $83,962,000 as of December 31, 2024 and 2023, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2024, 2023 and 2022. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2024 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2025	$59,511
2026	23,523
2027	7,201
2028	648
2029	826
Thereafter	2,020
Total	$93,729

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

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Amortization expense	$19,076	15,178	11,360
Tax credits and other tax benefits recognized	25,405	19,908	15,389

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
Note 8. Deposits

Time deposits that meet or exceed the Federal Deposit Insurance Corporation Insurance (“FDIC”) limit of $250,000 at December 31, 2024 and 2023 were $1,089,163,000 and $1,227,607,000, respectively.

The scheduled maturities of time deposits are as follows and includes $0 of wholesale deposits as of December 31, 2024:

(Dollars in thousands)	Amount
Years ending December 31,
2025	$3,026,351
2026	62,428
2027	24,464
2028	11,845
2029	14,394
Thereafter	339
$3,139,821

The Company reclassified $11,694,000 and $8,242,000 of overdraft demand deposits to loans as of December 31, 2024 and 2023, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2024 and 2023 was $30,403,000 and $31,706,000, respectively.

Note 9. Borrowings

The Company’s securities sold under agreements to repurchase totaled $1,777,475,000 and $1,486,850,000 at December 31, 2024 and 2023, respectively, and are secured by debt securities with carrying values of $2,184,627,000 and $1,800,829,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2024	December 31, 2023
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
U.S. government and federal agency	$—	113,509
Residential mortgage-backed securities	1,777,475	1,306,047
Commercial mortgage-backed securities	—	67,294
Total	$1,777,475	1,486,850

FHLB advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$1,360,000	4.79%	$—	—%
Maturing one year through two years	440,000	4.61%	—	—%
Maturing two years through three years	—	—%	—	—%
Maturing three years through four years	—	—%	—	—%
Maturing four years through five years	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	$1,800,000	4.75%	$—	—%

In 2023, the Company had $2,740,000,000 in FRB term borrowings that matured in March 2024. The FRB term borrowing was collateralized by debt securities and had a fixed rate of 4.38%.

The Company’s other borrowed funds consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2024, the Company had $525,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

The Company has entered into borrowing transactions with its related parties in connection with the certain variable interest entities. The aggregate amount of borrowings with such related parties was $10,251,000 at December 31, 2024 and 2023.

Note 10. Subordinated Debentures

The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2024		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate [1]
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,710	8.147%	3 month CME Term SOFR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,722	8.171%	3 month CME Term SOFR plus 3.25%	03/26/2033
Glacier Capital Trust II	46,393	7.668%	3 month CME Term SOFR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	7.261%	3 month CME Term SOFR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	6.208%	3 month CME Term SOFR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	6.191%	3 month CME Term SOFR plus 1.57%	09/15/2036
Bank of the San Juans Bancorporation Trust I	2,147	6.581%	3 month CME Term SOFR plus 1.82%	03/01/2037
FNB (UT) Statutory Trust I	4,124	8.021%	3 month CME Term SOFR plus 3.10%	06/26/2033
FNB (UT) Statutory Trust II	1,843	6.341%	3 month CME Term SOFR plus 1.72%	12/15/2036
Total subordinated debentures owed to trust subsidiaries	$133,105
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

Provisions of the Dodd-Frank Act require that if a depository institution holding company exceeds $15 billion due to an acquisition, then trust preferred securities are to be excluded from Tier 1 capital beginning in the period in which the transaction occurred. During 2020, the Company’s acquisition of State Bank Corp and its subsidiary State Bank of Arizona on February 29, 2020, resulted in total consolidated assets exceeding $15 billion; accordingly the trust preferred securities were included in Tier 2 capital instead of Tier 1 beginning in 2020.

For additional information on regulatory capital, see Note 12.

Note 11. Derivatives and Hedging Activities

Cash Flow Hedges
Interest Rate Cap Derivatives. The Company has purchased interest rate caps designated as cash flow hedges with notional amounts totaling $86,500,000 on its variable rate subordinated debentures and were determined to be fully effective during the year ended December 31, 2024. The interest rate caps require receipt of variable amounts from the counterparty when interest rates rise above the strike price in the contracts. The strike prices in the five year term contracts range from 1.5 percent to 2 percent. The variable rate is based on 90 days of compounded overnight secured overnight financing (“SOFR”) plus a spread of 0.26161 percent. At December 31, 2024, and 2023 the interest rate caps had a fair value of $720,000 and $4,990,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $168,000 and $168,000, respectively, and was reported as a component of interest expense on subordinated debentures for the years ended December 31, 2024, and 2023, respectively.

The effect of cash flow hedge accounting on OCI for the periods ending December 31, 2024, 2023, and 2022 was as follows:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Amount of gain recognized in OCI	$777	2,006	7,809
Amount of gain reclassified from OCI to interest expense	4,879	4,605	817

Fair Value Hedges
Interest Rate Swap Agreements - The Company entered into fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract, without the exchange of the underlying notional value.

During the fourth quarter of 2024, the Company terminated the existing fair value hedges for $19,825,000. This basis adjustment to the carrying cost of the closed pool will be amortized over the remaining life of the securities in the closed pool. Subsequent to the termination, the Company entered into new fair value hedges that better protected the Company from the risk of changes to the overnight SOFR rate.

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

December 31, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$9,287	$—	1.2 years	SOFR	3.68%

December 31, 2023
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,500,000	$—	$17,988	2.1 years	SOFR	4.63%

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Investment securities available-for-sale	$3,242,878	$3,807,239	$(9,287)	$17,988

The effects of the fair value hedge relationships on the income statement during the years ended were as follows:

		Years ended
(Dollars in thousands)	Location of Gain (Loss)	2024	2023
Interest rate swap	Interest income on investment securities	$20,743	(16,447)
AFS debt securities	Interest income on investment securities	(7,451)	17,988

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At December 31, 2024 and 2023, loan commitments with interest rate lock commitments totaled $22,977,000 and $22,738,000, respectively. At December 31, 2024 and 2023, the fair value of the related derivatives on the interest rate lock commitments was $410,000 and $604,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At December 31, 2024 and 2023, TBA commitments were $29,000,000 and $22,000,000, respectively. At December 31, 2024, the fair value of the related derivatives on the TBA securities was $169,000 and was included in other assets with a corresponding gain on sale of loans. At December 31, 2023, the fair value of related derivatives on the TBA securities was $350,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 12. Regulatory Capital

The Federal Reserve adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The guidelines require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include accumulated other comprehensive income. As of December 31, 2024, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2024 and 2023, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2024 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,805,336	14.49%	$1,548,647	8.00%	N/A	N/A
Glacier Bank	2,629,308	13.59%	1,547,240	8.00%	$1,934,050	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,456,084	12.69%	1,161,486	6.00%	N/A	N/A
Glacier Bank	2,410,556	12.46%	1,160,430	6.00%	1,547,240	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,456,084	12.69%	871,114	4.50%	N/A	N/A
Glacier Bank	2,410,556	12.46%	870,323	4.50%	1,257,133	6.50%
Tier 1 capital (to average assets)
Consolidated	2,456,084	8.93%	1,099,921	4.00%	N/A	N/A
Glacier Bank	2,410,556	8.77%	1,099,231	4.00%	1,374,039	5.00%

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,724,988	14.61%	$1,492,211	8.00%	N/A	N/A
Glacier Bank	2,621,674	14.07%	1,490,668	8.00%	$1,863,335	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,397,716	12.85%	1,119,158	6.00%	N/A	N/A
Glacier Bank	2,424,902	13.01%	1,118,001	6.00%	1,490,668	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,397,716	12.85%	839,369	4.50%	N/A	N/A
Glacier Bank	2,424,902	13.00%	838,501	4.50%	1,211,168	6.50%
Tier 1 capital (to average assets)
Consolidated	2,397,716	8.71%	1,101,349	4.00%	N/A	N/A
Glacier Bank	2,424,902	8.81%	1,100,600	4.00%	1,375,750	5.00%
______________________________
N/A - Not applicable

Note 13. Stock-based Compensation Plan

The Company’s stock-based compensation plan, The 2015 Stock Incentive Plan, provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted stock units, unrestricted shares and performance awards. At December 31, 2024, the number of shares available to award to employees and directors under the 2015 Stock Incentive Plan was 1,311,565. Only restricted stock units were issued for the years ended December 31, 2024, 2023 and 2022.

Restricted Stock Units
The Company has awarded restricted stock units to select employees and directors under the 2015 Stock Incentive Plan. Common stock is issued as vesting restrictions lapse, which may be immediately or according to the terms of a vesting schedule. The vesting is generally zero to three years. Restricted stock units may not be sold, pledged or otherwise transferred until restrictions have lapsed. The recipient does not have the right to vote or to receive dividends until the restricted stock unit has vested. The fair value of the restricted stock unit is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock units for the years ended December 31, 2024, 2023 and 2022 was $7,919,000, $7,895,000 and $6,756,000, respectively, and the recognized income tax benefit related to this expense was $1,973,000, $1,976,000 and $1,707,000, respectively. As of December 31, 2024, total unrecognized compensation expense of $7,045,000 related to restricted stock units is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $7,989,000, $7,410,000 and $5,624,000, respectively, and the income tax benefit related to these awards was $1,602,000, $1,691,000 and $1,585,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	276,983	$50.14
Granted	165,359	38.67
Vested	(148,194)	49.04
Forfeited	(4,640)	45.57
Non-vested at December 31, 2024	289,508	43.70

The average remaining contractual term on non-vested restricted stock units at December 31, 2024 is 0.8 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2024 was $14,539,000.

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2024, 2023, and 2022 was $10,644,000, $13,409,000 and $23,588,000, respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 60 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) plan for the years ended December 31, 2024, 2023 and 2022 was $6,794,000, $6,074,000, and $6,247,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, eligible employees and certain nonemployee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2024 and 2023, the liability related to the plans was $11,926,000 and $11,014,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $1,807,000, $1,860,000, and $1,317,000, for the years ending December 31, 2024, 2023, and 2022, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2024, 2023, and 2022 for the plans was $346,000, $374,000 and $443,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2024 and 2023, the liability related to the acquired plans was $18,837,000 and $17,931,000, respectively, and was included in other liabilities. Total expense for the years ended December 31, 2024, 2023, and 2022 for the acquired plans was $1,069,000, $1,062,000 and $1,444,000, respectively.

Supplemental Executive Retirement Plan
The Company has a SERP which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2024 and 2023, the liability related to the SERP was $5,615,000 and $5,483,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2024, 2023 and 2022 was $263,000, $643,000, and $950,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2024, 2023, and 2022 for the SERP was $165,000, $267,000, and $159,000, respectively.

Note 15. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Consulting and outside services	$22,890	16,947	15,719
Debit card expenses	14,642	12,189	9,317
Mergers and acquisition expenses	9,916	1,300	9,957
Loan expenses	8,409	8,135	7,688
VIE amortization and other expenses	7,381	7,333	7,229
Employee expenses	6,391	6,227	5,811
Telephone	5,988	6,109	6,577
Business development	5,805	5,630	5,893
Checking and operating expenses	5,044	2,781	2,284
Postage	4,939	4,300	4,095
Printing and supplies	3,334	3,130	4,026
Accounting and audit fees	2,082	1,956	2,005
Legal fees	1,845	1,490	2,210
(Gain) loss on dispositions of premises and equipment	(5,100)	160	(3,047)
Other	10,754	9,301	7,754
Total other expenses	$104,320	86,988	87,518

Note 16. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current
Federal	$23,695	27,626	42,951
State	9,857	16,548	21,950
Total current income tax expense	33,552	44,174	64,901
Deferred [1]
Federal	2,010	404	1,712
State	598	103	465
Total deferred income tax expense	2,608	507	2,177
Total income tax expense	$36,160	44,681	67,078
______________________________
1 Includes tax benefit of operating loss carryforwards of $307,000, $313,000, and $315,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	3.6%	4.9%	4.8%
Tax-exempt interest income	(4.5%)	(4.3%)	(4.4%)
Tax credits	(5.5%)	(5.6%)	(2.8%)
Other, net	1.4%	0.7%	(0.5%)
Effective income tax rate	16.0%	16.7%	18.1%

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Available-for-sale debt securities	$102,448	124,533
Allowance for credit losses	56,430	53,074
Employee benefits	12,234	9,465
Operating lease liabilities	9,943	11,093
Deferred compensation	9,144	8,690
Acquisition fair market value adjustments	5,471	3,606
Interest rate swaps	2,356	4,502
Net operating loss carryforwards	567	919
Transferred debt securities	395	1,601
Other	3,951	4,112
Total gross deferred tax assets	202,939	221,595
Deferred tax liabilities
Depreciation of premises and equipment	(21,321)	(17,728)
Deferred loan costs	(10,043)	(10,103)
Operating lease ROU assets	(9,042)	(10,207)
Intangibles	(7,854)	(6,014)
Prepaid assets	(3,146)	(3,098)
Mortgage servicing rights	(2,980)	(3,137)
Debt securities fair value hedge	(2,356)	(4,502)
Other	(7,242)	(7,736)
Total gross deferred tax liabilities	(63,984)	(62,525)
Net deferred tax asset	$138,955	159,070

The Company has federal net operating loss carryforwards of $1,544,000 expiring between 2024 and 2036. The Company has Colorado net operating loss carryforwards of $6,993,000 expiring between 2026 and 2037. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns for the federal jurisdiction and several states that require consolidated income tax returns. Wyoming, Washington and Nevada do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2024:

Years ended December 31,
Federal	2011, 2012, 2013, 2016, 2021, 2022 and 2023
Colorado	2009, 2010, 2011, 2012, 2020, 2021, 2022 and 2023
Arizona, California, Kentucky, Michigan, Minnesota, New Jersey, Texas, & Wisconsin	2020, 2021, 2022 and 2023
Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Montana, New Mexico, New York, North Carolina, North Dakota, New Hampshire, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, & Virginia	2021, 2022 and 2023

The Company had no unrecognized income tax benefits as of December 31, 2024 and 2023. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2024, 2023, and 2022 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2024 and 2023.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2024 and 2023. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 17. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2022	$27,038	321	27,359
Other comprehensive (loss) income before reclassifications	(502,611)	5,836	(496,775)

Reclassification adjustments for losses and transfers included in net income	(999)	(611)	(1,610)
Reclassification adjustments for amortization included in net income for transferred securities	2,234	—	2,234
Net current period other comprehensive (loss) income	(501,376)	5,225	(496,151)
Balance at December 31, 2022	$(474,338)	5,546	(468,792)
Other comprehensive income before reclassifications	92,391	1,521	93,912
Reclassification adjustments for gains (losses) and transfers included in net income	24	(3,452)	(3,428)
Reclassification adjustments for amortization included in net income for transferred securities	4,195	—	4,195
Net current period other comprehensive income (loss)	96,610	(1,931)	94,679
Balance at December 31, 2023	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	64,386	588	64,974
Reclassification adjustments for losses and transfers included in net income	(42)	(3,663)	(3,705)
Reclassifications adjustments for amortization included in net income for transferred securities	3,548	—	3,548
Net current period other comprehensive income (loss)	67,892	(3,075)	64,817
Balance at December 31, 2024	$(309,836)	540	(309,296)

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Net income available to common stockholders, basic and diluted	$190,144	222,927	303,202
Average outstanding shares - basic	113,170,157	110,864,501	110,757,473
Add: dilutive restricted stock units and stock options	73,270	25,946	70,460
Average outstanding shares - diluted	113,243,427	110,890,447	110,827,933
Basic earnings per share	$1.68	2.01	2.74
Diluted earnings per share	$1.68	2.01	2.74
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	461	223,626	8,642
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 19. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash on hand and in banks	$11,099	15,499
Interest bearing cash deposits	162,208	85,319
Cash and cash equivalents	173,307	100,818
Other assets	16,871	18,206
Investment in subsidiaries	3,177,785	3,043,852
Total assets	$3,367,963	3,162,876
Liabilities and Stockholders’ Equity
Dividends payable	$613	579
Subordinated debentures	133,105	132,943
Other liabilities	10,391	9,073
Total liabilities	144,109	142,595
Common stock	1,134	1,109
Paid-in capital	2,448,758	2,350,104
Retained earnings	1,083,258	1,043,181
Accumulated other comprehensive loss	(309,296)	(374,113)
Total stockholders’ equity	3,223,854	3,020,281
Total liabilities and stockholders’ equity	$3,367,963	3,162,876

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Income
Dividends from subsidiaries	$235,000	175,000	123,000
Intercompany charges for services	3,251	2,271	2,880
Other income	3,032	1,444	401
Total income	241,283	178,715	126,281
Expenses
Compensation and employee benefits	8,142	6,552	7,003
Other operating expenses	13,536	11,167	10,247
Total expenses	21,678	17,719	17,250
Income before income tax benefit and equity in undistributed net income of subsidiaries	219,605	160,996	109,031
Income tax benefit	3,177	3,096	2,913
Income before equity in undistributed net income of subsidiaries	222,782	164,092	111,944
Equity in (distributed) undistributed net income of subsidiaries	(32,638)	58,835	191,258
Net Income	$190,144	222,927	303,202
Comprehensive Income (Loss)	$254,961	317,606	(192,949)

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating Activities
Net income	$190,144	222,927	303,202
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income less than (in excess of) dividends distributed	32,638	(58,835)	(191,258)
Stock-based compensation, net of tax benefits	1,762	1,742	1,685
Net change in other assets and other liabilities	200	7,788	1,794
Net cash provided by operating activities	224,744	173,622	115,423
Investing Activities
Net additions of premises and equipment	(5)	(3)	(4)
Proceeds from sale of marketable equity securities	107	—	63
Equity contributed to subsidiaries	(698)	—	—
Net cash (used in) provided by investing activities	(596)	(3)	59
Financing Activities
Cash dividends paid	(150,034)	(146,690)	(157,540)
Tax withholding payments for stock-based compensation	(1,625)	(1,795)	(1,704)
Proceeds from stock option exercises	—	—	140
Net cash used in financing activities	(151,659)	(148,485)	(159,104)
Net increase (decrease) in cash, cash equivalents and restricted cash	72,489	25,134	(43,622)
Cash, cash equivalents and restricted cash at beginning of period	100,818	75,684	119,306
Cash, cash equivalents and restricted cash at end of period	$173,307	100,818	75,684

Note 20. Unaudited Quarterly Financial Data (Condensed)

Summarized unaudited quarterly financial data is as follows:

	Quarters ended 2024
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$279,402	273,834	289,578	297,036
Interest expense	112,922	107,356	109,347	105,593
Net interest income	166,480	166,478	180,231	191,443
Provision for credit losses	8,249	3,518	8,005	8,534
Net interest income after provision for credit losses	158,231	162,960	172,226	182,909
Non-interest income	29,989	32,204	34,704	31,549
Non-interest expense	151,843	140,952	144,708	140,965
Income before income taxes	36,377	54,212	62,222	73,493
Federal and state income tax expense	3,750	9,504	11,167	11,739
Net income	$32,627	44,708	51,055	61,754
Basic earnings per share	$0.29	0.39	0.45	0.54
Diluted earnings per share	$0.29	0.39	0.45	0.54

	Quarters ended 2023
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$231,888	247,365	264,906	273,496
Interest expense	45,696	75,385	97,852	107,040
Net interest income	186,192	171,980	167,054	166,456
Provision for credit losses	5,470	2,773	3,539	3,013
Net interest income after provision for credit losses	180,722	169,207	163,515	163,443
Non-interest income	27,895	29,079	30,240	30,865
Non-interest expense	134,982	130,604	129,576	132,196
Income before income taxes	73,635	67,682	64,179	62,112
Federal and state income tax expense	12,424	12,727	11,734	7,796
Net income	$61,211	54,955	52,445	54,316
Basic earnings per share	$0.55	0.50	0.47	0.49
Diluted earnings per share	$0.55	0.50	0.47	0.49

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2024, 2023, and 2022.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2024.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $551,000, net gains of $264,000 and net gains of $1,427,000 for the years ended December 31, 2024, 2023 and 2022, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$468,433	—	468,433	—
U.S. government sponsored enterprises	310,154	—	310,154	—
State and local governments	68,680	—	68,680	—
Corporate bonds	14,503	—	14,503	—
Residential mortgage-backed securities	2,355,516	—	2,355,516	—
Commercial mortgage-backed securities	1,027,919	—	1,027,919	—
Loans held for sale, at fair value	33,060	—	33,060	—
Interest rate caps	720	—	720	—
Interest rate swap	9,287	—	9,287	—
Interest rate locks	410	—	410	—
Total assets measured at fair value on a recurring basis	$4,288,682	—	4,288,682	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$455,347	—	455,347	—
U.S. government sponsored enterprises	299,219	—	299,219	—
State and local governments	98,932	—	98,932	—
Corporate bonds	26,253	—	26,253	—
Residential mortgage-backed securities	2,811,263	—	2,811,263	—
Commercial mortgage-backed securities	1,094,705	—	1,094,705	—
Loans held for sale, at fair value	15,691	—	15,691	—
Interest rate caps	4,990	—	4,990	—
Interest rate locks	604	—	604	—
Total assets measured at fair value on a recurring basis	$4,807,004	—	4,807,004	—
TBA hedge	$350	—	350	—
Interest rate swap	17,988	—	17,988	—
Total liabilities measured at fair value on a recurring basis	$18,338	—	18,338	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2024.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	2,052	—	—	2,052
Total assets measured at fair value on a non-recurring basis	$2,052	—	—	2,052

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$166	—	—	166
Collateral-dependent impaired loans, net of ACL	1,332	—	—	1,332
Total assets measured at fair value on a non-recurring basis	$1,498	—	—	1,498

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,605	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	192	Sales comparison approach	Selling costs	10.0% - 20.0% (15.9%)
	255	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,052

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,258	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	74	Sales comparison approach	Selling Costs	10.0% - 10.0% (10.0%)
$1,332
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended December 31, 2024.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$848,408	848,408	—	—
Debt securities, held-to-maturity	3,294,847	—	2,968,570	—
Loans receivable, net of ACL	17,055,808	—	—	17,017,298
Total financial assets	$21,199,063	848,408	2,968,570	17,017,298
Financial liabilities
Term deposits	$3,139,821	—	3,176,722	—
FHLB advances	1,800,000	—	1,797,310	—
Repurchase agreements and other borrowed funds	1,860,816	—	1,860,816	—
Subordinated debentures	133,105	—	122,785	—
Total financial liabilities	$6,933,742	—	6,957,633	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,354,342	1,354,342	—	—
Debt securities, held-to-maturity	3,502,411	—	3,180,194	—
Loans receivable, net of ACL	16,005,325	—	—	16,133,681
Total financial assets	$20,862,078	1,354,342	3,180,194	16,133,681
Financial liabilities
Term deposits	$2,915,393	—	2,955,521	—
FRB Bank Term Funding	2,740,000	—	2,738,031	—
Repurchase agreements and other borrowed funds	1,568,545	—	1,568,545	—
Subordinated debentures	132,943	—	119,768	—
Total financial liabilities	$7,356,881	—	7,381,865	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Unused lines of credit	$4,190,238	4,079,511
Letters of credit	97,830	82,827
Total outstanding commitments	$4,288,068	4,162,338

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 23. Mergers & Acquisitions

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

On July 19, 2024, the Bank completed its acquisition of six Montana branch banking offices of Rocky Mountain Bank (“RMB”) from HTLF Bank (”HTLF”). The RMB branches are located in Billings, Bozeman, Plentywood, Stevensville, and Whitehall. The RMB branches have joined Glacier Bank divisions operating in Montana. The Bank paid a premium of $25,238,000 for deposit relationships with balances of $396,690,000 and loans with balances of $271,569,000, and received cash of $102,019,000 from HTLF. The excess of the fair value of consideration transferred over total identified net assets was recorded as goodwill. The goodwill arising from the acquisition consist largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired branches. The goodwill is deductible for income tax purposes because the acquisition was accounted for as a purchase of assets and assumption of liabilities for tax purposes.

The assets and liabilities of Wheatland and RMB were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the respective acquisition dates and the results of operations have been included in the Company’s consolidated statements of operations since those dates. The acquisitions constituted a business combination as defined in ASC Topic 805, Business Combinations. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values require management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change, and actual results could differ materially.

The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the Wheatland and RMB branch acquisitions. The Company is continuing to obtain information to determine the fair values of assets acquired and liabilities assumed.

(Dollars in thousands)	Wheatland January 31, 2024	RMB Branches July 19, 2024
Fair value of consideration transferred
Fair value of Company shares issued	$92,385	$—
Cash consideration or deposit premium paid	771	25,238
Total fair value of consideration transferred	93,156	25,238
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	31,674	102,019
Debt securities	187,183	—
Loans receivable, net of ACL	452,737	271,569
Core deposit intangible [1]	16,936	11,808
Accrued income and other assets	51,029	15,114
Total identifiable assets acquired	739,559	400,510
Liabilities assumed
Deposits	616,955	396,690
Borrowings	58,500	4,305
Accrued expenses and other liabilities	9,094	2,057
Total liabilities assumed	684,549	403,052
Total identifiable net assets (liabilities)	55,010	(2,542)
Goodwill recognized	$38,146	$27,780
______________________________
1 The core deposit intangible for each of the acquisitions were determined to have an estimated life of 10 years.

The preliminary fair values of the Wheatland and the RMB branch assets acquired include loans with fair values of $452,740,000 and $271,569,000, respectively. The gross principal and contractual interest due under the loans acquired in Wheatland and RMB transactions were $468,882,000 and $288,920,000, respectively. The Company evaluated the loans at each respective acquisition date and determined there were PCD loans of $1,655,000 with an ACL of $3,000 related to the Wheatland acquisition, and no PCD loans from the RMB branch acquisition.

The Company incurred $7,722,000 and $1,889,000 of expenses in connection with the Wheatland and RMB branch acquisitions during the year ended December 31, 2024, respectively. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of Wheatland was approximately $30,402,000 and net loss was approximately $6,205,000 from January 31, 2024 to December 31, 2024. Total income consisting of net interest income and non-interest income of the acquired branches of RMB was approximately $6,740,000 and net income was approximately $831,000 from July 19, 2024 to December 31, 2024. The following unaudited pro forma summary presents consolidated information of the Company as if the Wheatland and RMB branch acquisitions had occurred on January 1, 2023:

	Year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Net interest income and non-interest income	$841,031	852,055
Net income	193,161	239,301

Note 24. Subsequent Event

On January 13, 2025, the Company announced the signing of a definitive agreement to acquire the Bank of Idaho Holding Co. (“BOID”) and its wholly-owned subsidiary Bank of Idaho, a community bank based in Idaho Falls, Idaho, collectively (“BOI”). BOI provides banking services to individuals and businesses with 15 branch locations throughout Eastern Idaho, Boise Metro and Eastern Washington. As of December 31, 2024, BOI had total assets of approximately $1,327,517,000, gross loans of approximately $1,032,706,000, and total deposits of approximately $1,119,372,000. The acquisition is subject to required regulatory and shareholder approvals and other customary conditions of closing and is anticipated to take place in the second quarter of 2025. Upon closing of the transaction, the branches of BOI will join existing operations of three existing Glacier Bank divisions. The Eastern Idaho operations of BOI will join Citizens Community Bank, the Boise operations will join Mountain West Bank, and the Eastern Washington operations will join Wheatland Bank. The purchase price is subject to adjustment and will be determined at closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

Management assessed its internal control structure over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

Forvis Mazars, LLP, Denver, Colorado, (U.S. PCAOB Auditor Firm ID 686), the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2024, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information
(a). The Company entered into amended and restated employment agreements with Ryan Screnar and Lee Groom, effective as of February 20, 2025 (each, an "Executive"). In each case, the current agreements were amended to provide that any bonus payable on certain employment terminations related to a Change in Control of the Company, as defined in the agreements, will be calculated based on two times the sum of (a) Executive’s annualized base salary at the time of the termination and (b) the greater of (i) the full amount of the cash bonus earned by the Executive in the prior calendar year or (ii) the full amount of the target cash bonus that would be paid or payable in the year in which the termination occurs as if Executive and the Company had met all applicable financial goals. The original agreements had based the calculation on two times the Executive’s prior year’s W-2 income. The terms of each Executive’s employment agreement are otherwise unchanged. The amended and restated employment agreements for each Executive are filed as Exhibits [10(l)] and [10(m)] to this Annual Report on Form 10-K.

(b). None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2025 Annual Meeting Proxy Statement (“2025 Proxy Statement”) and is incorporated herein by reference.

Information regarding the Company’s Corporate Governance, including the Audit Committee, is set forth under the headings of “Corporate Governance” and “Report of Audit Committee” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Company’s 2025 Proxy Statement and is incorporated herein by reference, other than the subheading “Pay Versus Performance.”

Information regarding the “Compensation and Human Capital Committee Report” is set forth under the heading “Report of Compensation and Human Capital Committee” of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the headings “Voting Securities and Principal Holders Thereof,” and “Equity Compensation Plan Information” of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the headings “Transactions with Management” and “Corporate Governance – Director Independence” of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors – Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules
(a)    The following documents are filed as a part of this report:
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(a) [1]	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Form 10-Q filed on August 2, 2022.
3(b) [1]	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on May 4, 2021.
4(a) [1]	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Filed as Exhibit 4(a) to Form 10-Q filed on August 2, 2022.
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Share Units Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 10(f) to Form 10-K filed on February 23, 2022.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(i) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(j) [1,2]	Employment Agreement effective March 5, 2018 between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(k) [1,2]	Form of Amendment to Employment Agreements of Randall M. Chesler and Ron J. Copher, effective February 19, 2020. Filed as Exhibit 10(m) to Form 10-K filed on February 21, 2020.
10(l) [2]	Amended and Restated Employment Agreement effective February 20, 2025, between the Company and Ryan T. Screnar.
10(m) [1,2]	Amended and Restated Employment Agreement effective February 20, 2025 between the Company and Lee K. Groom.
19	Insider Trading Policy
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23 [3]	Consent of Forvis Mazars, LLP
31.1 [3]	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [3]	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [3]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
97.1	Clawback Policy

Exhibit No.	Description

101.INS [3]	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH [3]	XBRL Taxonomy Extension Schema Document
101.CAL [3]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [3]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [3]	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE [3]	XBRL Taxonomy Extension Presentation Linkbase Document
104 [3]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
1 Exhibit has been previously filed with the United States Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
2 Compensatory Plan or Arrangement
3 Exhibit omitted from the 2025 Annual Report to Shareholders.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Randall M. Chesler	President, CEO, and Director
Randall M. Chesler	(Principal Executive Officer)

/s/ Ron J. Copher	Executive Vice President and CFO
Ron J. Copher	(Principal Financial and Accounting Officer)

Board of Directors

/s/ Craig A. Langel	Chairman
Craig A. Langel

/s/ David C. Boyles	Director
David C. Boyles

/s/ Robert A. Cashell, Jr.	Director
Robert A. Cashell, Jr.

/s/ Sherry L. Cladouhos	Director
Sherry L. Cladouhos

/s/ Jesus T. Espinoza	Director
Jesus T. Espinoza

/s/ Annie M. Goodwin	Director
Annie M. Goodwin

/s/ Kristen L. Heck	Director
Kristen L. Heck

/s/ Michael B. Hormaechea	Director
Michael B. Hormaechea

/s/ Douglas J. McBride	Director
Douglas J. McBride

/s/ Beth Noymer Levine	Director
Beth Noymer Levine