Form 10-Q
period 2025-03-31
GLACIER BANCORP, INC.
filed 2025-05-02
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 14, 2025 was 113,517,944. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ACL or allowance – allowance for credit losses
AFS - available-for-sale
ALCO – Asset Liability Committee
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
ATM – automated teller machine
Bank – Glacier Bank
BOI - Bank of Idaho
BOID - Bank of Idaho Holding Co.
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
ROU – right-of-use
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Cash on hand and in banks	$322,253	268,746
Interest bearing cash deposits	659,232	579,662
Cash and cash equivalents	981,485	848,408
Debt securities, available for sale	4,172,312	4,245,205
Debt securities, held to maturity	3,261,575	3,294,847
Total debt securities	7,433,887	7,540,052
Loans held for sale, at fair value	40,523	33,060
Loans receivable	17,218,518	17,261,849
Allowance for credit losses	(210,400)	(206,041)
Loans receivable, net	17,008,118	17,055,808
Premises and equipment, net	411,095	411,968
Right of use assets, net	54,441	56,252
Other real estate owned and foreclosed assets	1,153	1,164
Accrued interest receivable	103,992	99,262
Deferred tax asset, net	122,942	138,955
Intangibles, net	47,911	51,182
Goodwill	1,051,318	1,051,318
Non-marketable equity securities	88,134	99,669
Bank-owned life insurance	191,044	189,849
Other assets	322,836	326,040
Total assets	$27,858,879	27,902,987
Liabilities
Non-interest bearing deposits	$6,100,548	6,136,709
Interest bearing deposits	14,533,502	14,410,285
Securities sold under agreements to repurchase	1,849,070	1,777,475
Federal Home Loan Bank advances	1,520,000	1,800,000
Other borrowed funds	62,216	62,062
Finance lease liabilities	20,227	21,279
Subordinated debentures	133,145	133,105
Accrued interest payable	30,231	33,626
Operating lease liabilities	39,244	39,902
Other liabilities	283,088	264,690
Total liabilities	24,571,271	24,679,133
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively	1,135	1,134
Paid-in capital	2,449,311	2,448,758
Retained earnings	1,100,273	1,083,258
Accumulated other comprehensive loss	(263,111)	(309,296)
Total stockholders’ equity	3,287,608	3,223,854
Total liabilities and stockholders’ equity	$27,858,879	27,902,987
Number of common stock shares issued and outstanding	113,517,944	113,401,955
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except share and per share data)	March 31, 2025	March 31, 2024
Interest Income
Investment securities	$45,646	56,218
Residential real estate loans	24,275	20,764
Commercial loans	197,388	181,472
Consumer and other loans	22,616	20,948
Total interest income	289,925	279,402
Interest Expense
Deposits	62,865	67,196
Securities sold under agreements to repurchase	13,733	12,598
Federal Home Loan Bank advances	20,719	4,249
FRB Bank Term Funding	—	27,097
Other borrowed funds	402	344
Subordinated debentures	2,227	1,438
Total interest expense	99,946	112,922
Net Interest Income	189,979	166,480
Provision for credit losses	7,814	8,249
Net interest income after provision for credit losses	182,165	158,231
Non-Interest Income
Service charges and other fees	18,818	18,563
Miscellaneous loan fees and charges	4,664	4,362
Gain on sale of loans	4,311	3,362
Gain on sale of securities	—	16
Other income	4,849	3,686
Total non-interest income	32,642	29,989
Non-Interest Expense
Compensation and employee benefits	91,443	85,789
Occupancy and equipment	12,294	11,883
Advertising and promotions	4,144	3,983
Data processing	9,138	9,159
Other real estate owned and foreclosed assets	63	25
Regulatory assessments and insurance	5,534	7,761
Intangibles amortization	3,270	2,760
Other expenses	25,432	30,483
Total non-interest expense	151,318	151,843
Income Before Income Taxes	63,489	36,377
Federal and state income tax expense	8,921	3,750
Net Income	$54,568	32,627
Basic earnings per share	0.48	0.29
Diluted earnings per share	0.48	0.29
Dividends declared per share	0.33	0.33
Average outstanding shares - basic	113,451,199	112,492,142
Average outstanding shares - diluted	113,546,365	112,554,402

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Net Income	$54,568	32,627
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains on available-for-sale securities	60,765	2,037
Reclassification adjustment for gains included in net income	—	(29)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,469	1,008
Tax effect	(15,509)	(757)
Net of tax amount	46,725	2,259
Cash Flow Hedge:
Unrealized (losses) gains on derivatives used for cash flow hedges	(657)	657
Reclassification adjustment for gains included in net income	(63)	(1,260)
Tax effect	180	152
Net of tax amount	(540)	(451)
Total other comprehensive income, net of tax	46,185	1,808
Total Comprehensive Income	$100,753	34,435

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2025 and 2024

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at January 1, 2024	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	32,627	—	32,627
Other comprehensive income	—	—	—	—	1,808	1,808
Cash dividends declared ($0.33 per share)	—	—	—	(37,514)	—	(37,514)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	109,964	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	1,120	—	—	1,120
Balance at March 31, 2024	113,388,590	$1,134	2,443,584	1,038,294	(372,305)	3,110,707
Balance at January 1, 2025	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	54,568	—	54,568
Other comprehensive income	—	—	—	—	46,185	46,185
Cash dividends declared ($0.33 per share)	—	—	—	(37,553)	—	(37,553)
Stock issuances under stock incentive plans	115,989	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	554	—	—	554
Balance at March 31, 2025	113,517,944	$1,135	2,449,311	1,100,273	(263,111)	3,287,608

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Operating Activities
Net income	$54,568	32,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,814	8,249
Net amortization of debt securities	2,939	3,210
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(3,250)	436
Origination of loans held for sale	(160,307)	(111,561)
Proceeds from loans held for sale	157,156	104,592
Gain on sale of loans	(4,311)	(3,362)
Gain on sale of securities	—	(16)
Bank-owned life insurance income, net	(1,182)	(1,076)
Stock-based compensation, net of tax benefits	2,541	1,615
Depreciation and amortization	7,494	7,092
Gain on dispositions of premises and equipment	(1,010)	(1,035)
Loss (gain) on sale and write-downs of other real estate owned, net	18	(91)
Amortization of core deposit and other intangibles	3,270	2,760
Amortization of investments in variable interest entities	8,662	7,425
Net increase in accrued interest receivable	(4,729)	(8,014)
Net (increase) decrease in other assets	(1,784)	3,391
Net decrease in accrued interest payable	(3,394)	(93,924)
Net decrease in operating lease liabilities	(921)	(824)
Net decrease in other liabilities	(11,128)	(8,223)
Net cash provided by (used in) operating activities	52,446	(56,729)
Investing Activities
Sales of debt securities, available-for-sale	—	160,558
Maturities, prepayments and calls of available-for-sale debt securities	148,759	166,314
Purchases of available-for-sale debt securities	(13,791)	—
Maturities, prepayments and calls of held-to-maturity debt securities	46,904	49,821
Purchases of held-to-maturity debt securities	(13,723)	—
Net change in loans	44,684	(88,188)
Proceeds from sale of premises and equipment	2,051	2,399
Net additions to premises and equipment	(5,663)	(6,689)
Proceeds from sale of other real estate owned	22	720
Proceeds from redemption of non-marketable equity securities	12,931	12,383
Purchases of non-marketable equity securities	(1,214)	(106,892)
Proceeds from bank-owned life insurance	—	193
Investments in variable interest entities	(15,453)	(12,154)
Net cash received from acquisitions	—	30,903
Net cash provided by investing activities	205,507	209,368

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Financing Activities
Net increase (decrease) in deposits	$87,169	(118,419)
Net increase in securities sold under agreements to repurchase	71,596	53,158
Net increase in short-term Federal Home Loan Bank advances	—	281,657
Repayments of short-term FRB Bank Term Funding	—	(2,740,000)
Proceeds from long-term Federal Home Loan Bank advances	—	1,800,000
Repayments of long-term Federal Home Loan Bank advances	(280,000)	—
Net increase in other borrowed funds	154	7,915
Principal payments on finance lease liabilities	(976)	(948)
Cash dividends paid	(363)	(314)
Tax withholding payments for stock-based compensation	(2,456)	(1,370)
Net cash used in financing activities	(124,876)	(718,321)
Net increase (decrease) in cash, cash equivalents and restricted cash	133,077	(565,682)
Cash, cash equivalents at beginning of period	848,408	1,354,342
Cash, cash equivalents at end of period	$981,485	788,660
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$103,340	206,846
Cash paid during the period for income taxes	2,427	5
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$1	—
Transfer of loans to other real estate owned	30	16
Right-of-use assets obtained in exchange for new lease liabilities	176	152
Equity investments obtained in exchange for delayed equity contributions	5,268	7,148
Dividends declared during the period but not paid	37,553	37,514
Acquisitions
Fair value of common stock shares issued	—	92,385
Cash consideration	—	771
Fair value of assets acquired	—	777,659
Liabilities assumed	—	684,503

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results anticipated for the year ending December 31, 2025. The condensed consolidated statement of financial condition of the Company as of December 31, 2024 has been derived from the audited consolidated statements of the Company as of that date.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Material estimates that are particularly susceptible to significant change include: 1) the determination of the allowance for credit losses (“ACL” or “allowance”) on loans; 2) the valuation of debt securities; and 3) the evaluation of goodwill impairment. For the determination of the ACL on certain loans and real estate valuation estimates, management obtains independent appraisals (new or updated) for significant items. Estimates relating to the investment valuations are obtained from independent third parties. Estimates relating to the evaluation of goodwill for impairment are determined based on internal calculations using market-based inputs.

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

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These subsidiary interests are included in the Company’s consolidated financial statements. The Bank also has subsidiary interests in VIEs for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These subsidiary interests are accounted for under the equity method in the Company’s consolidated financial statements. For additional information on the Bank’s interest in VIEs, see Note 7.

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities. The trust subsidiaries are not included in the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in other assets on the Company's statements of financial condition and its liabilities to the trust subsidiares are included in subordinated debentures.

Segment Reporting
The Company operates as a single segment entity for financial reporting purposes and adopted ASU 2023-07, Segment Reporting, in the year ended December 31, 2024. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Company provides similar products and services managed through similar processes and technology platforms. The Chief Executive

Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions of the Company and its wholly owned subsidiary the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statements of operations as consolidated net income. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Company’s consolidated statements of operations are considered significant to the banking segment.

The Company has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required, specifically as a result of the following;

▪the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
▪no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes other than those reported on the consolidated statement of operations, and
▪the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Based on this assessment the Company’s financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $6,143,000 and $15,269,000 for the three months ended March 31, 2025 and 2024, respectively, and are included in interest income on investment securities on the consolidated statements of operations. The Company had no restricted cash held as collateral for derivative contracts as of March 31, 2025 and December 31, 2024, respectively. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at March 31, 2025 was $0.

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Fair value elections are made at the time of origination based on the Company’s fair value election policy. Loans held for sale are currently recorded at fair value and may or may not be sold with servicing rights released. Changes in fair value are recognized in gain on sale of loans included in non-interest income.

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

The allowance is adjusted for estimated credit losses which is recorded in the provision for credit losses. The portion of loans and overdraft balances determined by management to be uncollectable are charged-off as a reduction to the allowance and recoveries of amounts previously charged-off increase the allowance. The Company’s charge-off policy is consistent with bank regulatory standards. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until such time as it is sold.

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

Modifications
The Company identifies and monitors loans modified to borrowers experiencing financial difficulty (“MBFD”). The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The allowance for credit losses on loans that are considered MBFD’s are measured using the same method as all other loans held for investment.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank. At March 31, 2025 and December 31, 2024, the Company had an ACL of $22,079,000 and $20,419,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the consolidated statement of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Provision for credit loss loans	6,154	9,091
Provision for credit loss unfunded	1,660	(842)
Total provision for credit losses	7,814	8,249

There was no provision for credit losses on debt securities for the three months ended March 31, 2025 and 2024, respectively.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in right-of-use (“ROU”) assets on the Company’s statement of financial condition. The operating leases have an ROU liability in operating lease liabilities on the Company’s statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in finance lease liabilities on the Company’s statements of financial condition. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate for the Company based on the information available at commencement date is used in determining the present value of the lease payments. A lease term will include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude such leases from the Company’s statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

Other Real Estate Owned
Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value, less estimated selling cost, at acquisition date (i.e., cost of the property). The Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon the occurrence of either the Company obtaining legal title to the property or the borrower conveying all interest in the property through a deed-in-lieu or similar agreement. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized in other expense and the asset carrying value is reduced. Gain or loss on disposition of other real estate owned (“OREO”) is recorded in non-interest income or non-interest expense, respectively. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of OREO acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.

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

Adjustment of the allocated purchase price may be related to fair value estimates for which all information has not been obtained for the acquired entity and becomes known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination. The allocation period is generally limited to one year following consummation of a business combination.

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

Servicing fee income is recognized in other income for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal; or a fixed amount per loan and is recorded when earned. The amortization of loan servicing rights is netted against loan servicing fee income. For additional information relating to loan servicing rights, see Note 6.

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

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

For additional information relating to the derivatives and hedging activity, see Note 9.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers within the scope of ASC Topic 606 was $22,543,000 and $22,151,000 for the three months ended March 31, 2025 and 2024, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2025 and December 31, 2024 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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
Reclassifications
Certain reclassifications have been made to the 2024 financial statements to conform to the 2025 presentation. These reclassifications had no effect on net earnings.

Accounting Guidance Pending Adoption in 2025
The ASC is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following provides a description of a recently issued but not yet effective Accounting Standards Updates (“ASU”) that could have a material effect on the Company’s financial position or results of operations.

ASU 2024-03 - Disaggregation of Income Statement Expenses. In November 2024, FASB amended subtopic 220-40 which requires certain disaggregated disclosures of the income statement (the “Update”). The amendments require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible amortization. The amendments are effective for public business entities in the first annual reporting period beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this Update should be applied on a prospective basis or retrospective to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this Update, but does not expect the adoption of this guidance to have a material impact to the consolidated financial statements, including related disclosures, or significant impact on its current processes.

ASU 2023-09 - Income Tax Disclosures. In December 2023, FASB amended topic 740 related to certain income tax disclosures (the “Update”). The amendments provide updates related to the rate reconciliation and income taxes paid disclosures to improve transparency of income disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in the Update improve the effectiveness and comparability of disclosures and remove disclosures that are no longer considered cost beneficial or relevant. The amendments are effective for public business entities beginning with the first annual reporting period after December 15, 2024 with early adoption permitted in any annual period. The amendments in this Update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this Update, but does not expect the adoption of this guidance to have a material impact to the consolidated financial statements, including related disclosures, or significant impact on its current processes.

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$483,984	9	(11,871)	472,122
U.S. government sponsored enterprises	324,323	—	(10,815)	313,508
State and local governments	70,803	225	(3,111)	67,917
Corporate bonds	14,797	—	(145)	14,652
Residential mortgage-backed securities	2,541,431	7	(263,017)	2,278,421
Commercial mortgage-backed securities	1,087,314	133	(61,755)	1,025,692
Total available-for-sale	$4,522,652	374	(350,714)	4,172,312
Held-to-maturity
U.S. government and federal agency	860,978	—	(44,125)	816,853
State and local governments	1,613,709	810	(212,791)	1,401,728
Residential mortgage-backed securities	786,888	5	(52,051)	734,842
Total held-to-maturity	3,261,575	815	(308,967)	2,953,423
Total debt securities	$7,784,227	1,189	(659,681)	7,125,735

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$484,082	5	(15,654)	468,433
U.S. government sponsored enterprises	323,854	—	(13,700)	310,154
State and local governments	71,737	215	(3,272)	68,680
Corporate bonds	14,818	—	(315)	14,503
Residential mortgage-backed securities	2,660,330	5	(304,819)	2,355,516
Commercial mortgage-backed securities	1,101,489	2	(73,572)	1,027,919
Total available-for-sale	$4,656,310	227	(411,332)	4,245,205
Held-to-maturity
U.S. government and federal agency	859,432	—	(54,496)	804,936
State and local governments	1,619,850	810	(209,502)	1,411,158
Residential mortgage-backed securities	815,565	—	(63,089)	752,476
Total held-to-maturity	3,294,847	810	(327,087)	2,968,570
Total debt securities	$7,951,157	1,037	(738,419)	7,213,775

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2025. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$535,800	524,798	19,713	19,694
Due after one year through five years	306,245	294,573	952,582	907,008
Due after five years through ten years	21,096	19,840	217,784	208,141
Due after ten years	30,766	28,988	1,284,608	1,083,738
	893,907	868,199	2,474,687	2,218,581
Mortgage-backed securities [1]	3,628,745	3,304,113	786,888	734,842
Total	$4,522,652	4,172,312	3,261,575	2,953,423
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Available-for-sale
Proceeds from sales and calls of debt securities	435	173,268
Gross realized gains [1]	—	29
Gross realized losses [1]	—	—
Held-to-maturity
Proceeds from calls of debt securities	4,130	5,535
Gross realized gains [1]	—	—
Gross realized losses [1]	—	(13)
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

	March 31, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	48	$3,320	(36)	466,542	(11,835)	469,862	(11,871)
U.S. government sponsored enterprises	14	—	—	313,508	(10,815)	313,508	(10,815)
State and local governments	47	3,678	(74)	48,283	(3,037)	51,961	(3,111)
Corporate bonds	2	—	—	13,872	(145)	13,872	(145)
Residential mortgage-backed securities	381	9,183	(66)	2,262,963	(262,951)	2,272,146	(263,017)
Commercial mortgage-backed securities	150	42,189	(882)	958,166	(60,873)	1,000,355	(61,755)
Total available-for-sale	642	$58,370	(1,058)	4,063,334	(349,656)	4,121,704	(350,714)

	December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	55	$3,756	(34)	463,151	(15,620)	466,907	(15,654)
U.S. government sponsored enterprises	14	—	—	310,154	(13,700)	310,154	(13,700)
State and local governments	50	3,653	(35)	49,748	(3,237)	53,401	(3,272)
Corporate bonds	2	—	—	13,707	(315)	13,707	(315)
Residential mortgage-backed securities	389	13,535	(240)	2,341,700	(304,579)	2,355,235	(304,819)
Commercial mortgage-backed securities	152	36,466	(1,042)	986,809	(72,530)	1,023,275	(73,572)
Total available-for-sale	662	$57,410	(1,351)	4,165,269	(409,981)	4,222,679	(411,332)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at March 31, 2025 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at March 31, 2025 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on available-for-sale debt securities totaled $8,173,000 and $8,037,000 at March 31, 2025, and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2025, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at March 31, 2025. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	March 31, 2025	December 31, 2024
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$409,972	414,147
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,168,257	1,168,491
S&P: A+, A, A- / Moody’s: A1, A2, A3	31,147	33,585
Not rated by either entity	4,333	3,627
Total municipal bonds held-to-maturity	$1,613,709	1,619,850

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at March 31, 2025 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the U.S. Government, the U.S. Government’s ability to print its own currency, a history of no credit losses by the U.S. Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of March 31, 2025 and December 31, 2024, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $19,131,000 and $16,538,000 at March 31, 2025 and December 31, 2024, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at March 31, 2025 or December 31, 2024.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Residential real estate	$1,850,079	1,858,929
Commercial real estate	10,952,809	10,963,713
Other commercial	3,121,477	3,119,535
Home equity	920,132	930,994
Other consumer	374,021	388,678
Loans receivable	17,218,518	17,261,849
Allowance for credit losses	(210,400)	(206,041)
Loans receivable, net	$17,008,118	17,055,808
Net deferred origination fees included in loans receivable	$(29,557)	(29,187)
Net purchase accounting discounts included in loans receivable	$(31,218)	(34,361)
Accrued interest receivable on loans	$76,596	73,935

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2025.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Provision for credit losses	6,154	1,352	1,468	1,722	(77)	1,689
Charge-offs	(3,897)	—	—	(1,536)	—	(2,361)
Recoveries	2,102	62	356	1,056	23	605
Balance at end of period	$210,400	26,595	140,369	25,642	11,348	6,446

	Three Months ended March 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	9,091	1,837	4,207	2,293	(764)	1,518
Charge-offs	(4,295)	—	—	(1,932)	(25)	(2,338)
Recoveries	1,223	4	19	539	22	639
Balance at end of period	$198,779	24,166	135,153	22,094	10,999	6,367

During the three months ended March 31, 2025, the ACL increased primarily of the combined increase in qualitative factors and the impact from the economic forecasts. During the three months ended March 31, 2024, the ACL increased primarily as a result of the $5,271,000 provision for credit losses recorded as a result of the acquisition of Wheatland bank.

The sizeable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended March 31, 2025, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	March 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$37,544	10,862	7,387	10,731	5,548	3,016
Accruing loans 60-89 days past due	8,914	—	1,872	4,643	1,257	1,142
Accruing loans 90 days or more past due	5,289	1,956	1,437	1,066	753	77
Non-accrual loans with no ACL	32,539	6,202	10,510	12,184	2,699	944
Non-accrual loans with ACL	357	75	177	18	—	87
Total past due and non-accrual loans	84,643	19,095	21,383	28,642	10,257	5,266
Current loans receivable	17,133,875	1,830,984	10,931,426	3,092,835	909,875	368,755
Total loans receivable	$17,218,518	1,850,079	10,952,809	3,121,477	920,132	374,021

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,347	5,195	8,852	6,261	1,965	3,074
Accruing loans 60-89 days past due	6,881	404	2,792	1,180	1,699	806
Accruing loans 90 days or more past due	6,177	1,509	2,899	985	646	138
Non-accrual loans with no ACL	20,060	6,850	8,012	1,691	2,826	681
Non-accrual loans with ACL	385	75	—	167	—	143
Total past due and non-accrual loans	58,850	14,033	22,555	10,284	7,136	4,842
Current loans receivable	17,202,999	1,844,896	10,941,158	3,109,251	923,858	383,836
Total loans receivable	$17,261,849	1,858,929	10,963,713	3,119,535	930,994	388,678

The Company had $322,000 and $25,000 of interest reversed on non-accrual loans during the three months ended March 31, 2025 and March 31, 2024, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the three months ended March 31, 2025, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	March 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$12,402	—	—	12,402	—	—
Residential real estate	14,559	6,277	4,905	523	2,681	173
Other real estate	26,015	—	25,435	170	18	392
Other	1,140	—	—	369	—	771
Total	$54,116	6,277	30,340	13,464	2,699	1,336

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,483	—	—	11,480	—	3
Residential real estate	14,425	6,924	4,107	508	2,808	78
Other real estate	22,016	1	21,066	561	18	370
Other	1,055	—	—	383	—	672
Total	$48,979	6,925	25,173	12,932	2,826	1,123

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis at the end of the periods of MBFD loans by segment:

	At or for the Three Months ended March 31, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$6,224	0.1%	$—	—%	$6,224
Other commercial	—	—%	53	—%	53
Total	$6,224		$53		$6,277

	At or for the Three Months ended March 31, 2024
	Interest Rate Reduction		Term Extension and Payment Deferral		Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$—	—%	$1,112	0.1%	$—	—%	$—	—%	$1,112
Commercial real estate	2,758	—%	13,978	0.1%	$658	—%	30,525	0.3%	47,919
Other commercial	—	—%	16,185	0.5%	—	—%	1,587	0.1%	17,772
Home equity	—	—%	88	—%	—	—%	—	—%	88
Other consumer	—	—%	34	—%	—	—%	—	—%	34
Total	$2,758		$31,397		$658		$32,112		$66,925

The following tables describe the financial effect of the MBFD loans by segment:

	At or for the Three Months ended March 31, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	—%	11 months
Other commercial	1.38%	6.4 years

At or for the Three Months ended March 31, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Residential real estate	—%	1.7 years
Commercial real estate	1.24%	4 months
Other commercial	—%	1.2 years
Home equity	—%	9 months
Other consumer	—%	1 month

Loans that were modified within the preceding twelve months that had a payment default during the period ended March 31, 2025 had an ending balances of $319,000, and $917,000, and were included in other commercial loans, and commercial real estate loans, respectively. During the period ending March 31, 2024, there were loans with period ending balances of $2,159,000 that were modified during the twelve months that had a payment default, and were included in commercial real estate. There were $1,297,000 and $462,000 of additional unfunded commitments on MBFDs outstanding at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the Company had $1,673,000 and $207,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At both March 31, 2025 and December 31, 2024, the Company had no OREO secured by residential real estate properties.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	March 31, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$18,494	15,587	—	—	2,907
Other commercial	3,312	2,563	430	—	319
Total	$21,806	18,150	430	—	3,226

	March 31, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$1,112	1,112	—	—	—
Commercial real estate	47,919	44,210	—	—	3,709
Other commercial	17,772	17,184	32	—	556
Home equity	88	—	—	—	88
Other consumer	34	34	—	—	—
Total	$66,925	62,540	32	—	4,353

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

	March 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025 (year-to-date)	$—	312,691	312,691	—	—	—
2024	—	1,390,740	1,358,077	1,926	30,737	—
2023	—	1,294,111	1,273,541	15,474	5,096	—
2022	—	2,264,759	2,207,649	22,980	34,130	—
2021	—	1,963,128	1,907,142	31,275	24,711	—
Prior	—	3,400,610	3,331,689	24,719	44,202	—
Revolving loans	—	326,770	320,583	2,286	3,901	—
Total	$—	10,952,809	10,711,372	98,660	142,777	—
Other commercial loans
Term loans by origination year
2025 (year-to-date)	$1,203	142,454	140,432	1,180	842	—
2024	12	319,137	315,934	2,164	865	174
2023	240	293,845	288,950	1,977	2,523	395
2022	22	512,739	505,303	3,136	4,298	2
2021	—	448,469	438,339	2,097	8,030	3
Prior	59	671,600	641,595	419	29,558	28
Revolving loans	—	733,233	697,652	10,603	24,965	13
Total	$1,536	3,121,477	3,028,205	21,576	71,081	615

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024	$—	$1,321,385	1,287,352	5,674	28,359	—
2023	—	1,334,689	1,311,808	18,151	4,730	—
2022	1,437	2,367,874	2,307,217	26,662	33,995	—
2021	1,128	2,043,830	1,988,629	30,965	24,236	—
2020	5	1,043,858	1,036,774	—	7,084	—
Prior	326	2,515,573	2,446,084	25,922	43,567	—
Revolving loans	—	336,504	331,130	1,199	4,175	—
Total	$2,896	$10,963,713	10,708,994	108,573	146,146	—
Other commercial loans
Term loans by origination year
2024	$4,260	$407,909	402,180	3,687	1,641	401
2023	83	315,890	312,154	533	3,203	—
2022	373	496,999	492,111	463	4,423	2
2021	525	462,173	452,731	743	8,680	19
2020	291	203,771	199,643	44	4,083	1
Prior	246	495,291	468,850	—	26,441	—
Revolving loans	—	737,502	706,991	17,612	12,886	13
Total	$5,778	$3,119,535	3,034,660	23,082	61,357	436

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025 (year-to-date)	$—	20,676	20,676	—	—
2024	—	229,810	228,650	463	697
2023	—	251,919	247,981	3,252	686
2022	—	642,493	639,552	2,941	—
2021	—	443,136	439,999	719	2,418
Prior	—	262,045	254,126	3,487	4,432
Revolving loans	—	—	—	—	—
Total	$—	1,850,079	1,830,984	10,862	8,233
Home equity loans
Term loans by origination year
2025 (year-to-date)	$—	—	—	—	—
2024	—	147	147	—	—
2023	—	1,060	1,035	—	25
2022	—	1,833	1,833	—	—
2021	—	771	771	—	—
Prior	—	4,034	4,001	3	30
Revolving loans	—	912,287	902,088	6,802	3,397
Total	$—	920,132	909,875	6,805	3,452
Other consumer loans
Term loans by origination year
2025 (year-to-date)	$2,040	32,177	30,687	1,490	—
2024	35	98,513	97,913	538	62
2023	94	80,861	80,114	604	143
2022	99	57,496	56,698	504	294
2021	37	31,645	30,872	521	252
Prior	56	36,214	35,740	220	254
Revolving loans	—	37,115	36,731	281	103
Total	$2,361	374,021	368,755	4,158	1,108

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024	$40	$211,519	210,806	—	713
2023	—	267,000	264,817	1,407	776
2022	—	655,918	652,993	2,566	359
2021	—	455,196	452,628	959	1,609
2020	—	90,752	90,649	—	103
Prior	—	178,544	173,003	667	4,874
Revolving loans	—	—	—	—	—
Total	$40	$1,858,929	1,844,896	5,599	8,434
Home equity loans
Term loans by origination year
2024	$—	$219	219	—	—
2023	17	1,072	1,045	—	27
2022	8	1,858	1,858	—	—
2021	—	780	780	—	—
2020	—	78	78	—	—
Prior	106	4,353	4,264	4	85
Revolving loans	—	922,634	915,614	3,660	3,360
Total	$131	$930,994	923,858	3,664	3,472
Other consumer loans
Term loans by origination year
2024	$8,456	$116,312	114,164	2,139	9
2023	431	89,684	89,218	262	204
2022	467	64,808	63,843	665	300
2021	238	36,755	36,233	261	261
2020	34	18,648	18,601	41	6
Prior	155	20,014	19,738	103	173
Revolving loans	—	42,457	42,039	409	9
Total	$9,781	$388,678	383,836	3,880	962

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in right-of-use assets and ROU lease liabilities are included in operating lease liabilities and finance lease liabilities, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$30,798		31,022
Accumulated depreciation	(11,975)		(11,056)
Net ROU assets	$18,823	35,618	19,966	36,286
Lease liabilities	$20,227	39,244	21,279	39,902
Weighted-average remaining lease term	11 years	15 years	11 years	15 years
Weighted-average discount rate	3.6%	3.7%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	March 31, 2025
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,644	4,648
Maturing one year through two years	4,653	4,757
Maturing two years through three years	3,641	4,387
Maturing three years through four years	592	3,653
Maturing four years through five years	596	3,393
Thereafter	10,399	32,759
Total lease payments	24,525	53,597
Present value of lease payments
Short-term	4,003	3,264
Long-term	16,224	35,980
Total present value of lease payments	20,227	39,244
Difference between lease payments and present value of lease payments	$4,298	14,353

The components of lease expense included in other expense on the consolidated statements of operations consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Finance lease cost
Amortization of ROU assets	1,075	1,090
Interest on lease liabilities	182	224
Operating lease cost	1,281	1,318
Short-term lease cost	126	123
Variable lease cost	473	464
Sublease income	(10)	(10)
Total lease expense	3,127	3,209

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2025		March 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$182	921	224	824
Financing cash flows	976	N/A	948	N/A

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2025, and 2024 was $421,000 and $339,000, respectively, and is recorded in other income within non-interest income.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Net carrying value at beginning of period	1,051,318	985,393
Acquisitions and adjustments	—	38,369
Net carrying value at end of period	1,051,318	1,023,762

The Company performed its annual goodwill impairment test during the third quarter of 2024 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of March 31, 2025 and December 31, 2024.
Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Carrying value at beginning of period	$11,958	12,534
Additions	193	811
Amortization	(309)	(1,387)
Carrying value at end of period	$11,842	11,958
Principal balances of loans serviced for others	$1,493,598	1,507,439
Fair value of servicing rights	$17,972	17,902

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

Consolidated Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over seven years and is subject to recapture if certain events occur during such period. The maximum exposure to loss in the CDEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not individually meet the characteristics of a primary beneficiary; however, the related-party group does meet the criteria as a group and substantially all of the activities of the CDEs either involve or are conducted on behalf of the Company. As a result, the Company is the primary beneficiary of the CDEs and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The primary activities of the CDEs are recognized in commercial loans interest income and other borrowed funds interest expense on the Company’s consolidated statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s consolidated statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds.

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

(Dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Loans receivable	$123,514	123,064
Accrued interest receivable	165	—
Other assets	77,751	79,858
Total assets	$201,430	202,922
Liabilities
Other borrowed funds	$62,216	62,062
Accrued interest payable	267	270
Other liabilities	19,824	27,577
Total liabilities	$82,307	89,909

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $202,215,000 and $203,124,000 as of March 31, 2025 and December 31, 2024, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2025 and 2024. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at March 31, 2025 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2025	$45,519
2026	29,831
2027	4,355
2028	707
2029	831
Thereafter	2,301
Total	$83,544

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

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Amortization expense	6,302	5,184
Tax credits and other tax benefits recognized	7,769	6,802

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	March 31, 2025	December 31, 2024
Residential mortgage-backed securities	$1,849,070	1,777,475

The repurchase agreements are secured by debt securities with carrying values of $2,197,652,000 and $2,184,627,000 at March 31, 2025 and December 31, 2024, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges

Interest Rate Cap Derivatives. In 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures. The interest rate caps, which matured as of March 31, 2025, required receipt of variable amounts from the counterparty when interest rates rose above the strike price in the contracts. The strike prices in the five year term contracts had a range from 1.5 percent to 2 percent. The variable rate was based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At March 31, 2025 and December 31, 2024, the interest rate caps had a fair value of $0 and $720,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $0 and $42,000 for the three months ended March 31, 2025 and 2024, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending March 31, 2025 and 2024 was as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Amount of (loss) gain recognized in OCI	(657)	657
Amount of gain reclassified from OCI to net income	63	1,260

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

	March 31, 2025
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$5,130	$—	0.9 years	SOFR	3.68%

	December 31, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$9,287	$—	1.2 years	SOFR	3.68%

The following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the consolidated statements of financial condition	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Debt securities available-for-sale	$3,109,057	$3,242,878	$(5,130)	$(9,287)

The effects of the fair value hedge relationships on the consolidated statements of operations were as follows:

		Three Months ended
(Dollars in thousands)	Location of Gain (Loss)	March 31, 2025	March 31, 2024
Interest rate swap	Interest income on investment securities	$(1,459)	19,600
Debt securities available-for-sale	Interest income on investment securities	4,157	(16,777)

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At March 31, 2025 and December 31, 2024, loan commitments with interest rate lock commitments totaled $53,839,000 and $22,977,000, respectively. At March 31, 2025 and December 31, 2024, the fair value of the related derivatives on the interest rate lock commitments was $1,057,000 and $410,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At March 31, 2025 and December 31, 2024, TBA commitments were $36,750,000 and $29,000,000, respectively. At March 31, 2025, the fair value of the related derivatives on the TBA securities was $377,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. At December 31, 2024, the fair value of the related derivatives on the TBA securities was $169,000, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Consulting and outside services	$5,142	4,727
Debit card expenses	3,831	3,582
VIE amortization and other expenses	3,087	3,308
Loan expenses	1,909	2,299
Employee expenses	1,525	1,432
Business development	1,435	1,648
Telephone	1,422	1,551
Postage	1,364	1,246
Accounting and audit fees	840	822
Checking and operating expenses	839	1,518
Printing and supplies	686	721
Mergers and acquisition expenses	587	5,725
Legal fees	481	423
Gain on dispositions of premises and equipment	(1,010)	(1,035)
Other	3,294	2,516
Total other expenses	$25,432	30,483

Note 11. Accumulated Other Comprehensive Loss

The following table illustrates the activity within accumulated other comprehensive loss by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2024	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	1,527	493	2,020
Reclassification adjustments for losses and transfers included in net income	(22)	(944)	(966)
Reclassification adjustments for amortization included in net income for transferred securities	754	—	754
Net current period other comprehensive income (loss)	2,259	(451)	1,808
Balance at March 31, 2024	$(375,469)	3,164	(372,305)
Balance at January 1, 2025	$(309,836)	540	(309,296)
Other comprehensive income (loss) before reclassifications	45,624	(493)	45,131
Reclassification adjustments for losses and transfers included in net income	—	(47)	(47)
Reclassification adjustments for amortization included in net income for transferred securities	1,101	—	1,101
Net current period other comprehensive income (loss)	46,725	(540)	46,185
Balance at March 31, 2025	$(263,111)	—	(263,111)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Net income available to common stockholders, basic and diluted	$54,568	32,627
Average outstanding shares - basic	113,451,199	112,492,142
Add: dilutive restricted stock units and stock options	95,166	62,260
Average outstanding shares - diluted	113,546,365	112,554,402
Basic earnings per share	$0.48	0.29
Diluted earnings per share	$0.48	0.29
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	73,900	139,840
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2025 and 2024.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2025.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $374,000 and $46,000 for the three month periods ended March 31, 2025 and 2024, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Loan interest rate lock commitments. Fair value estimates for loan interest rate lock commitments are based upon the estimated sales price, origination fees, direct costs, interest rate changes, etc. and are obtained from an independent third party. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy.

Forward commitments to sell TBA securities. Forward commitments to sell TBA securities are used to economically hedge the interest rate risk associated with certain loan commitments. The fair value estimates for the TBA commitments are based upon the estimated sale of the TBA hedge obtained from an independent third party. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy.

Interest rate cap derivative financial instruments. Fair value estimates for interest rate cap derivative financial instruments are based upon the discounted cash flows of known payments plus the option value of each caplet which incorporates market rate forecasts and implied market volatilities. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy. The Company also obtained and compared the reasonableness of the pricing from independent third party valuations.

Interest rate swap derivative financial instruments. Fair value estimates for interest rate swap derivative financial instruments are based upon the estimated amounts to settle the contracts considering current interest rates and are calculated using discounted cash flows. The inputs used to determine fair value include the compounded overnight SOFR rate to estimate variable rate cash inflows and the overnight SOFR swap rate to estimate the discount rate. The estimated variable rate cash inflows are compared to the fixed rate outflows and such difference was discounted to a present value to estimate the fair value of the interest rate swaps. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy. The Company also obtained and compared the reasonableness of the pricing from independent third party valuations.

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$472,122	—	472,122	—
U.S. government sponsored enterprises	313,508	—	313,508	—
State and local governments	67,917	—	67,917	—
Corporate bonds	14,652	—	14,652	—
Residential mortgage-backed securities	2,278,421	—	2,278,421	—
Commercial mortgage-backed securities	1,025,692	—	1,025,692	—
Loans held for sale, at fair value	40,523	—	40,523	—
Interest rate locks	1,057	—	1,057	—
Interest rate swap	5,130	—	5,130	—
Total assets measured at fair value on a recurring basis	$4,219,022	—	4,219,022	—
TBA hedge	$377	—	377	—
Total liabilities measured at fair value on a recurring basis	$377	—	377	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$468,433	—	468,433	—
U.S. government sponsored enterprises	310,154	—	310,154	—
State and local governments	68,680	—	68,680	—
Corporate bonds	14,503	—	14,503	—
Residential mortgage-backed securities	2,355,516	—	2,355,516	—
Commercial mortgage-backed securities	1,027,919	—	1,027,919	—
Loans held for sale, at fair value	33,060	—	33,060	—
Interest rate caps	720	—	720	—
Interest rate locks	410	—	410	—
TBA hedge	169	—	169	—
Interest rate swap	9,287	—	9,287	—
Total assets measured at fair value on a recurring basis	$4,288,851	—	4,288,851	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2025.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,504	—	—	1,504
Total assets measured at fair value on a non-recurring basis	$1,504	—	—	1,504

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	2,052	—	—	2,052
Total assets measured at fair value on a non-recurring basis	$2,052	—	—	2,052

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2025	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$272	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	285	Sales comparison approach	Selling costs	10.0% - 20.0% (12.7%)
	947	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$1,504

	Fair Value December 31, 2024	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,605	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	192	Sales comparison approach	Selling Costs	10.0% - 20.0% (15.9%)
	255	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,052
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended March 31, 2025.

Cash and cash equivalents. Fair value is estimated at book value.

Debt securities, held-to-maturity. Fair value for held-to-maturity debt securities is estimated in the same manner as available-for sale debt securities, which is described above.

Loans receivable, net of ACL. The loans are fair valued on an individual basis, with consideration given to the loans' underlying characteristics, including account types, remaining terms and balance, interest rates, past delinquencies, current market rates, etc. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using various assumptions such as prepayment speeds, projected default probabilities, losses given defaults, etc. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications.

Term Deposits. Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used are obtained from an independent third party based on current rates offered by the Company’s regional competitors.

FHLB advances. Fair value of advances is estimated based on borrowing rates currently available to the Company for advances with similar terms and maturities.

Repurchase agreements and other borrowed funds. Fair value of term repurchase agreements and other term borrowings is estimated based on current repurchase rates and borrowing rates currently available to the Company for repurchases and borrowings with similar terms and maturities. The estimated fair value for overnight repurchase agreements and other borrowings is book value.

Subordinated debentures. Fair value of the subordinated debt is estimated by discounting the estimated future cash flows using current estimated market rates obtained from an independent third party.

Off-balance sheet financial instruments. Unused lines of credit and letters of credit represent the principal categories of off-balance sheet financial instruments. The fair value of commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of unused lines of credit and letters of credit is not material; therefore, such commitments are not included in the following tables.

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$981,485	981,485	—	—
Debt securities, held-to-maturity	3,261,575	—	2,953,423	—
Loans receivable, net of ACL	17,008,118	—	—	17,030,076
Total financial assets	$21,251,178	981,485	2,953,423	17,030,076
Financial liabilities
Term deposits	$3,140,333	—	3,172,931	—
FHLB advances	1,520,000	—	1,520,969	—
Repurchase agreements and other borrowed funds	1,931,513	—	1,931,513	—
Subordinated debentures	133,145	—	122,646	—
Total financial liabilities	$6,724,991	—	6,748,059	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$848,408	848,408	—	—
Debt securities, held-to-maturity	3,294,847	—	2,968,570	—
Loans receivable, net of ACL	17,055,808	—	—	17,017,298
Total financial assets	$21,199,063	848,408	2,968,570	17,017,298
Financial liabilities
Term deposits	$3,139,821	—	3,176,722	—
FHLB advances	1,800,000	—	1,797,310	—
Repurchase agreements and other borrowed funds	1,860,816	—	1,860,816	—
Subordinated debentures	133,105	—	122,785	—
Total financial liabilities	$6,933,742	—	6,957,633	—

Note 14. Subsequent Events

Effective April 30, 2025, the Company completed the acquisition of Bank of Idaho Holding Co. (“BOID”) and its wholly-owned subsidiary, Bank of Idaho, a community bank based in Idaho Falls, Idaho (collectively, “BOI”). The acquisition resulted in the Company issuing 5,029,137 shares of its common stock to former BOID shareholders. BOI provides banking services to individuals and businesses throughout Idaho and Eastern Washington. As of March 31, 2025, BOI had total assets of $1,302,301,000, gross loans of $1,069,103,000 and total deposits of $1,091,847,000. The Bank of Idaho operations will be combined with three existing Glacier Bank division. The Eastern Idaho operations of Bank of Idaho will join Citizens Community Bank, the Boise operations will join Mountain West Bank and the Eastern Washington operations will join Wheatland Bank. The combined operations will begin to operate under the existing division names in the third quarter of 2025.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “will” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are based on assumptions that are subject to change. The following factors, among others, including additional factors identified in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in the Company’s 2024 Annual Report on Form 10-K, could cause actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements:
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
•risks related to overall economic conditions, including the impact on the economy of an uncertain interest rate environment, inflationary pressures, and the potential for significant changes in economic and trade policies in the new administration;
•risks to our business and the businesses of our customers arising from current or future tariffs or other trade restrictions, labor or supply chain issues, changes in the labor force, or geopolitical instability, including the wars in Ukraine and the Middle East;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Operating results
Net income	$54,568	61,754	32,627
Basic earnings per share	$0.48	0.54	0.29
Diluted earnings per share	$0.48	0.54	0.29
Dividends declared per share	$0.33	0.33	0.33
Market value per share
Closing	$44.22	50.22	40.28
High	$52.81	60.67	42.75
Low	$43.18	43.70	34.74
Selected ratios and other data
Number of common stock shares outstanding	113,517,944	113,401,955	113,388,590
Average outstanding shares - basic	113,451,199	113,398,213	112,492,142
Average outstanding shares - diluted	113,546,365	113,541,026	112,554,402
Return on average assets (annualized)	0.80%	0.87%	0.47%
Return on average equity (annualized)	6.77%	7.62%	4.25%
Efficiency ratio	65.49%	60.50%	74.41%
Loan to deposit ratio	83.64%	84.17%	82.04%
Number of full time equivalent employees	3,457	3,441	3,438
Number of locations	227	227	232
Number of ATMs	286	284	285

The Company reported net income of $54.6 million for the current quarter, a decrease of $7.2 million, or 12 percent from the prior quarter net income of $61.8 million and an increase of $21.9 million, or 67 percent, from the $32.6 million of net income for the prior year first quarter. Diluted earnings per share for the current quarter was $0.48 per share, a decrease of 11 percent from the prior quarter diluted earnings per share of $0.54 per share and an increase of 65 percent from the prior year first quarter diluted earnings per share of $0.29.

On January 13, 2025, the Company announced the signing of a definitive agreement to acquire BOID with 15 branches across eastern Idaho, Boise and eastern Washington. As of March 31, 2025, BOID had total assets of $1.3 billion, total loans of $1.1 billion and total deposits of $1.1 billion. The acquisition of BOID was completed on April 30, 2025. The former BOID operations will be combined with three existing Glacier Bank divisions. The Eastern Idaho operations of Bank of Idaho will join Citizens Community Bank, the Boise operations will join Mountain West Bank and the Eastern Washington operations will join Wheatland Bank.

Market Conditions
The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs (or the threat thereof) or other changes in trade policies, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for banking customers. The Company continues to monitor the changing macroeconomic and geopolitical environment and any potential future negative impact on our financial condition or results of operations. For more information about these risks, see “Part II, Item 1A, Risk Factors” below.”

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Cash and cash equivalents	$981,485	848,408	788,660	133,077	192,825
Debt securities, available-for-sale	4,172,312	4,245,205	4,629,073	(72,893)	(456,761)
Debt securities, held-to-maturity	3,261,575	3,294,847	3,451,583	(33,272)	(190,008)
Total debt securities	7,433,887	7,540,052	8,080,656	(106,165)	(646,769)
Loans receivable
Residential real estate	1,850,079	1,858,929	1,752,514	(8,850)	97,565
Commercial real estate	10,952,809	10,963,713	10,672,269	(10,904)	280,540
Other commercial	3,121,477	3,119,535	3,030,608	1,942	90,869
Home equity	920,132	930,994	883,062	(10,862)	37,070
Other consumer	374,021	388,678	394,049	(14,657)	(20,028)
Loans receivable	17,218,518	17,261,849	16,732,502	(43,331)	486,016
Allowance for credit losses	(210,400)	(206,041)	(198,779)	(4,359)	(11,621)
Loans receivable, net	17,008,118	17,055,808	16,533,723	(47,690)	474,395
Other assets	2,435,389	2,458,719	2,419,131	(23,330)	16,258
Total assets	$27,858,879	27,902,987	27,822,170	(44,108)	36,709

The Company continues to maintain a strong cash position of $981 million at March 31, 2025 which was an increase of $133 million over the prior quarter and an increase of $193 million over the prior year first quarter. Total debt securities of $7.434 billion at March 31, 2025 decreased $106 million, or 1 percent, during the current quarter and decreased $647 million, or 8 percent, from the prior year first quarter. Debt securities represented 27 percent of total assets at both March 31, 2025 and December 31, 2024, compared to 29 percent at March 31, 2024.

The loan portfolio of $17.219 billion at March 31, 2025 decreased $43 million, or 25 basis points, during the current quarter and increased $486 million, or 3 percent, from the prior year first quarter. Excluding the Rocky Mountain Bank (“RMB”) acquisition on July 19, 2024, the loan portfolio organically increased $214 million, or 1 percent, since the prior year first quarter. Excluding the RMB acquisition, the loan category with the largest dollar increase in the last twelve months was commercial real estate, which increased $159 million, or 1 percent, since the prior year first quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Deposits
Non-interest bearing deposits	$6,100,548	6,136,709	6,055,069	(36,161)	45,479
NOW and DDA accounts	5,676,177	5,543,512	5,376,605	132,665	299,572
Savings accounts	2,896,378	2,845,124	2,949,908	51,254	(53,530)
Money market deposit accounts	2,816,874	2,878,213	3,002,942	(61,339)	(186,068)
Certificate accounts	3,140,333	3,139,821	3,039,190	512	101,143
Core deposits, total	20,630,310	20,543,379	20,423,714	86,931	206,596
Wholesale deposits	3,740	3,615	3,809	125	(69)
Deposits, total	20,634,050	20,546,994	20,427,523	87,056	206,527
Securities sold under agreements to repurchase	1,849,070	1,777,475	1,540,008	71,595	309,062
Federal Home Loan Bank advances	1,520,000	1,800,000	2,140,157	(280,000)	(620,157)
Other borrowed funds	62,216	62,062	64,479	154	(2,263)
Finance lease liabilities	20,227	21,279	24,335	(1,052)	(4,108)
Subordinated debentures	133,145	133,105	132,984	40	161
Other liabilities	352,563	338,218	381,977	14,345	(29,414)
Total liabilities	$24,571,271	24,679,133	24,711,463	(107,862)	(140,192)

Total deposits of $20.634 billion at March 31, 2025 increased $87.1 million, or 2 percent annualized, from the prior quarter and increased $207 million, or 1 percent, from the prior year first quarter. Total repurchase agreements of $1.849 billion at March 31, 2025 increased $71.6 million, or 4 percent, from the prior quarter and increased $309 million, or 20 percent, from the prior year first quarter. Total deposits organically decreased $190 million, or 1 percent, from the prior year first quarter and total deposits and repurchase agreements organically increased $115 million, or 52 basis points, from the prior year first quarter. Non-interest bearing deposits represented 30 percent of total deposits at March 31, 2025, December 31, 2024, and March 31, 2024.

Federal Home Loan Bank (“FHLB”) advances of $1.520 billion decreased $280 million, or 16 percent, from the prior quarter and decreased $620 million, or 29 percent, from the prior year first quarter. See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Common equity	$3,550,719	3,468,333	3,483,012	82,386	67,707
Accumulated other comprehensive loss	(263,111)	(244,479)	(372,305)	(18,632)	109,194
Total stockholders’ equity	3,287,608	3,223,854	3,110,707	63,754	176,901
Goodwill and core deposit intangible, net	(1,099,229)	(1,102,500)	(1,069,808)	3,271	(29,421)
Tangible stockholders’ equity	$2,188,379	2,121,354	2,040,899	67,025	147,480

Stockholders’ equity to total assets	11.80%	11.55%	11.18%
Tangible stockholders’ equity to total tangible assets	8.18%	7.92%	7.63%
Book value per common share	$28.96	28.43	27.43	0.53	1.53
Tangible book value per common share	$19.28	18.71	18.00	0.57	1.28

Tangible stockholders’ equity of $2.188 billion at March 31, 2025 increased $67.0 million, or 3 percent, compared to the prior quarter and was primarily the result of a decrease in unrealized loss on the available-for-sale debt securities and earnings retention. Tangible stockholders’ equity at March 31, 2025 increased $147 million, or 7 percent, compared to the prior year first quarter and was primarily due to the decrease in unrealized loss on the available-for-sale debt securities and earnings retention. The increase was partially offset by the increase in goodwill and core deposits associated with the RMB acquisition. Tangible book value per common share of $19.28 at the current quarter end increased $0.57 per share, or 3 percent, from the prior quarter and increased $1.28 per share, or 7 percent, from the prior year first quarter.

Cash Dividend
On March 26, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable April 17, 2025 to shareholders of record on April 8, 2025. The dividend was the Company’s 160th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2025
Compared to December 31, 2024, and March 31, 2024

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Net interest income
Interest income	$289,925	297,036	279,402	(7,111)	10,523
Interest expense	99,946	105,593	112,922	(5,647)	(12,976)
Total net interest income	189,979	191,443	166,480	(1,464)	23,499
Non-interest income
Service charges and other fees	18,818	20,322	18,563	(1,504)	255
Miscellaneous loan fees and charges	4,664	4,541	4,362	123	302
Gain on sale of loans	4,311	3,926	3,362	385	949
Gain on sale of investments	—	—	16	—	(16)
Other income	4,849	2,760	3,686	2,089	1,163
Total non-interest income	32,642	31,549	29,989	1,093	2,653
Total income	$222,621	222,992	196,469	(371)	26,152
Net interest margin (tax-equivalent)	3.04%	2.97%	2.59%

Net Interest Income
Net interest income of $190 million for the current quarter decreased $1.5 million, or 1 percent, from the prior quarter net interest income of $191 million and increased $23.5 million, or 14 percent, from the prior year first quarter net interest income of $166 million. The current quarter interest income of $290 million decreased $7.1 million, or 2 percent, over the prior quarter and was primarily driven by fewer days in the current quarter coupled with decreased average interest-bearing cash balances. The current quarter interest income increased $10.5 million, or 4 percent, over the prior year first quarter primarily due to the increase in the loan yields and the increase in average balances of the loan portfolio. The loan yield of 5.77 percent in the current quarter increased 5 basis points from the prior quarter loan yield of 5.72 percent and increased 31 basis points from the prior year first quarter loan yield of 5.46 percent.

The current quarter interest expense of $99.9 million decreased $5.6 million, or 5 percent, over the prior quarter and was primarily attributable to a decrease in deposit costs. The current quarter interest expense decreased $13.0 million, or 11 percent, over the prior year first quarter and was primarily the result of lower average wholesale borrowings and a decrease in deposit costs. Core deposit cost (including non-interest bearing deposits) was 1.25 percent for the current quarter compared to 1.29 percent in the prior quarter and 1.34 percent for the prior year first quarter. The total cost of funding (including non-interest bearing deposits) of 1.68 percent in the current quarter decreased 3 basis points from the prior quarter and decreased 16 basis point from the prior year first quarter.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.04 percent, an increase of 7 basis points from the prior quarter net interest margin of 2.97 percent and was primarily driven by an increase in loan yields and a decrease in total cost of funding. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was an increase of 45 basis points from the prior year first quarter net interest margin of 2.59 percent and was primarily driven by the increase in loan yields and the decrease in core deposit cost. Core net interest margin excludes the impact from discount accretion and non-accrual interest. Excluding the 5 basis points from discount accretion, the core net interest margin was 2.99 percent in the current quarter compared to 2.97 percent in the prior quarter and 2.59 in the prior year first quarter.

Non-interest Income
Non-interest income for the current quarter totaled $32.6 million, which was an increase of $1.1 million, or 3 percent, over the prior quarter and an increase of $2.7 million, or 9 percent, over the prior year first quarter. Service charges and other fees of $18.8 million for the current quarter decreased $1.5 million, or 7 percent, compared to the prior quarter and increased $255 thousand, or 1 percent, compared to the prior year first quarter. Gain on the sale of residential loans of $4.3 million for the current quarter increased $385 thousand, or 10 percent, compared to the prior quarter and increased $949 thousand, or 28 percent, from the prior year first quarter. Other income of $4.8 million increased $2.1 million, or 75 percent, over the prior quarter primarily due to other income of $1.1 million related to bank owned life insurance proceeds coupled with an increase in income from equity investments and other one-time adjustments. Other income increased $1.2 million, or 32 percent, over the prior year first quarter primarily due to the current quarter proceeds from bank owned life insurance.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Compensation and employee benefits	$91,443	81,600	85,789	9,843	5,654
Occupancy and equipment	12,294	11,589	11,883	705	411
Advertising and promotions	4,144	3,725	3,983	419	161
Data processing	9,138	9,145	9,159	(7)	(21)
Other real estate owned	63	30	25	33	38
Regulatory assessments and insurance	5,534	5,890	7,761	(356)	(2,227)
Intangibles amortization	3,270	3,613	2,760	(343)	510
Other expenses	25,432	25,373	30,483	59	(5,051)
Total non-interest expense	$151,318	140,965	151,843	10,353	(525)

Total non-interest expense of $151 million for the current quarter increased $10.4 million, or 7 percent, over the prior quarter and decreased $525 thousand, or 35 basis points, over the prior year first quarter. Compensation and employee benefits of $91.4 million increased by $9.8 million, or 12 percent, over the prior quarter, primarily due to increased performance-related compensation. Compensation and employee benefits increased $5.6 million, or 7 percent, from the prior year first quarter, primarily driven by annual salary increases and increases in staffing levels from prior year acquisitions. Regulatory assessment and insurance expense of $5.5 million decreased $2.2 million from the prior year first quarter as a result of adjustments to the FDIC special assessment.

Other expenses of $25.4 million increased $59 thousand, or 23 basis points, from the prior quarter. Other expenses decreased $5.1 million, or 17 percent, from the prior year first quarter, and was primarily driven by a decrease in acquisition-related expense. Acquisition-related expense was $587 thousand in the current quarter compared to $491 thousand in the prior quarter and $5.7 million in the prior year first quarter. The current quarter other expenses included $1.2 million of gain from the sale of a former branch facility compared to a $2.1 million gain in the prior quarter and a $989 thousand gain in the prior year first quarter.

Efficiency Ratio
The efficiency ratio was 65.49 percent in the current quarter compared to 60.50 percent in the prior quarter and 74.41 percent in the prior year first quarter. The increase from the prior quarter was principally driven by the decrease in net interest income combined with an increase in non-interest expense. The decrease from the prior year first quarter was principally due to the increase in net interest income.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2025	$6,154	$1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%
Second quarter 2023	5,254	2,473	1.19%	0.16%	0.12%

Net charge-offs for the current quarter were $1.8 million compared to $5.2 million in the prior quarter and $3.1 million for the prior year first quarter. The current quarter net charge-offs included $1.9 million in deposit overdraft net charge-offs and $78 thousand of net loan recoveries.

The current quarter credit loss expense of $7.8 million included $6.2 million of provision for credit losses on loans and $1.7 million of provision for credit losses on unfunded commitments.

The allowance for credit losses on loans (“ACL” or “allowance”) as a percentage of total loans outstanding at March 31, 2025, was 1.22 percent compared to 1.19 percent at year end and the prior year first quarter end. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts, actual results, and other environmental factors will continue to determine the level of the provision for credit losses for loans. The determination of the ACL on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$472,122	6%	$468,433	6%	$454,817	6%
U.S. government sponsored enterprises	313,508	4%	310,154	4%	306,626	4%
State and local governments	67,917	1%	68,680	1%	97,382	1%
Corporate bonds	14,652	1%	14,503	1%	14,206	1%
Residential mortgage-backed securities	2,278,421	31%	2,355,516	31%	2,677,651	33%
Commercial mortgage-backed securities	1,025,692	14%	1,027,919	14%	1,078,391	13%
Total available-for-sale	4,172,312	57%	4,245,205	57%	4,629,073	58%
Held-to-maturity
U.S. government and federal agency	860,978	11%	859,432	11%	854,791	10%
State and local governments	1,613,709	21%	1,619,850	21%	1,641,551	20%
Residential mortgage-backed securities	786,888	11%	815,565	11%	955,241	12%
Total held-to-maturity	3,261,575	43%	3,294,847	43%	3,451,583	42%
Total debt securities	$7,433,887	100%	$7,540,052	100%	$8,080,656	100%

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

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$424,267	373,984	429,267	379,793
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,206,769	1,042,838	1,207,309	1,046,083
S&P: A+, A, A- / Moody’s: A1, A2, A3	45,702	45,246	48,143	47,345
Not rated by either entity	7,774	7,577	6,868	6,617
Total	$1,684,512	1,469,645	1,691,587	1,479,838

State and local government securities largely consist of general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$343,056	316,691	348,129	322,414
General obligation - limited	172,375	149,565	172,537	151,445
Revenue	1,133,659	972,181	1,135,421	974,076
Certificate of participation	35,365	31,151	35,443	31,846
Other	57	57	57	57
Total	$1,684,512	1,469,645	1,691,587	1,479,838

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$369,934	330,947	370,189	329,252
Texas	114,793	100,108	118,219	104,938
California	110,971	100,075	111,324	101,021
Washington	92,095	82,638	92,198	82,872
Michigan	79,786	68,658	79,987	69,527
All other states	916,933	787,219	919,670	792,228
Total	$1,684,512	1,469,645	1,691,587	1,479,838

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2025. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$293,178	1.02%	$170,216	1.13%	$1,778	4.76%	$6,950	3.82%	$—	—%	$472,122	1.12%
U.S. government sponsored enterprises	203,418	1.23%	110,090	1.39%	—	—%	—	—%	—	—%	313,508	1.29%
State and local governments	18,250	1.53%	14,267	1.98%	14,142	2.51%	21,258	2.64%	—	—%	67,917	2.19%
Corporate bonds	9,952	3.66%	—	—%	3,920	4.00%	780	0.46%	—	—%	14,652	3.59%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,278,421	1.07%	2,278,421	1.07%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,025,692	3.63%	1,025,692	3.63%
Total available-for-sale	524,798	1.17%	294,573	1.27%	19,840	2.99%	28,988	2.86%	3,304,113	1.84%	4,172,312	1.73%
Held-to-maturity
U.S. government and federal agency	—	—%	860,978	1.16%	—	—%	—	—%	—	—%	860,978	1.16%
State and local governments	19,713	2.78%	91,604	3.43%	217,784	3.40%	1,284,608	3.00%	—	—%	1,613,709	3.08%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	786,888	1.00%	786,888	1.00%
Total held-to-maturity	19,713	2.78%	952,582	1.38%	217,784	3.40%	1,284,608	3.00%	786,888	1.00%	3,261,575	2.07%
Total debt securities	$544,511	1.23%	$1,247,155	1.35%	$237,624	3.37%	$1,313,596	3.00%	$4,091,001	1.69%	$7,433,887	1.87%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of March 31, 2025, the Company determined the decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at March 31, 2025.

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

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of March 31, 2025, the Company determined that none of such securities were impaired.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture and public entities; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification of loans is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. Loan information included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification. The following table summarizes the Company’s loan portfolio as of the dates indicated:

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,850,079	11%	$1,858,929	11%	$1,752,514	11%
Commercial real estate	10,952,809	64%	10,963,713	64%	10,672,269	65%
Other commercial	3,121,477	18%	3,119,535	18%	3,030,608	18%
Home equity	920,132	6%	930,994	6%	883,062	5%
Other consumer	374,021	2%	388,678	2%	394,049	2%
Loans receivable	17,218,518	101%	17,261,849	101%	16,732,502	101%
Allowance for credit losses	(210,400)	(1)%	(206,041)	(1)%	(198,779)	(1)%
Loans receivable, net	$17,008,118	100%	$17,055,808	100%	$16,533,723	100%

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio follows.

	March 31, 2025
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$692,383	$772,356	$1,464,739	13.4%
Multi-family	—	1,145,756	1,145,756	10.5%
Industrial and warehouse	771,826	435,725	1,207,551	11.0%
Retail	382,378	807,112	1,189,490	10.9%
Medical and nursing	268,974	309,474	578,448	5.3%
Mini and RV Storage	10,824	580,216	591,040	5.4%
Agriculture real estate	567,697	—	567,697	5.2%
Hotel	—	553,499	553,499	5.1%
Land	81,350	378,696	460,046	4.2%
Restaurant and entertainment	226,079	86,962	313,041	2.9%
Automotive and transportation	256,508	56,141	312,649	2.9%
Other commercial real estate	2,099,739	469,114	2,568,853	23.5%
Total commercial real estate	$5,357,758	$5,595,051	$10,952,809	100%

The following table summarizes the Company’s CRE portfolio by geographic location, including occupancy as of the date indicated:

(Dollars in thousands)	March 31, 2025
	Amount	Percent of total CRE
Montana	$2,991,570	27.3%
Utah	1,935,047	17.7%
Idaho	1,519,795	13.9%
Arizona	1,297,750	11.8%
Colorado	1,123,611	10.3%
Wyoming	762,381	7.0%
Nevada	726,554	6.6%
Washington	596,101	5.4%
Total commercial real estate	$10,952,809	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our eight-state footprint. Specifically, our CRE portfolio has an average loan balance of $778 thousand with an average loan-to-value ratio (“LTV”) of 58% as of March 31, 2025.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Other real estate owned and foreclosed assets	$1,153	1,164	891
Accruing loans 90 days or more past due	5,289	6,177	3,796
Non-accrual loans	32,896	20,445	20,738
Total non-performing assets	$39,338	27,786	25,425
Non-performing assets as a percentage of subsidiary assets	0.14%	0.10%	0.09%
ACL as a percentage of non-performing loans	551%	774%	810%
Accruing loans 30-89 days past due	$46,458	32,228	62,423
U.S. government guarantees included in non-performing assets	$685	748	1,490
Interest income [1]	$1,897	1,142	283
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of subsidiary assets at March 31, 2025 was 0.14 percent compared to 0.10 percent in the prior quarter and 0.09 percent in the prior year first quarter. Non-performing assets of $39.3 million at March 31, 2025 increased $11.6 million, or 42 percent, over the prior quarter and increased $13.9 million, or 55 percent, over the prior year first quarter. The increase in the non-performing loans in the current quarter was primarily attributable to a single credit relationship.

Early stage delinquencies (accruing loans 30-89 days past due) as a percentage of loans at March 31, 2025 were 0.27 percent compared to 0.19 percent for the prior quarter end and 0.37 percent for the prior year first quarter. Early stage delinquencies of $46.5 million at March 31, 2025 increased $14.2 million from the prior quarter and decreased $16.0 million from prior year first quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
The Company identifies loans modified to borrowers experiencing financial difficulty (“MBFD”). The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: current payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at March 31, 2025 had an amortized cost of $6.3 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2025 was $48 thousand. The fair value of the loan collateral acquired in foreclosure during 2025 was $30 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Balance at beginning of period	$1,164	1,503	1,503
Additions	30	879	16
Capital improvements	—	1	1
Write-downs	—	(16)	—
Sales	(41)	(1,203)	(629)
Balance at end of period	$1,153	1,164	891

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$26,595	13%	11%	$25,181	11%	11%	$24,166	12%	11%
Commercial real estate	140,369	67%	64%	138,545	64%	64%	135,153	68%	64%
Other commercial	25,642	12%	18%	24,400	18%	18%	22,094	11%	18%
Home equity	11,348	5%	5%	11,402	5%	5%	10,999	6%	5%
Other consumer	6,446	3%	2%	6,513	2%	2%	6,367	3%	2%
Total	$210,400	100%	100%	$206,041	100%	100%	$198,779	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Balance at beginning of period	$206,041	192,757	192,757
Acquisitions	—	3	3
Provision for credit losses	6,154	27,179	9,090
Net (charge-offs) recoveries
Residential real estate	62	(6)	4
Commercial real estate	356	(2,828)	19
Other commercial	(480)	(3,956)	(1,393)
Home equity	23	5	(3)
Other consumer	(1,756)	(7,113)	(1,699)
Net charge-offs	(1,795)	(13,898)	(3,072)
Balance at end of period	$210,400	206,041	198,778
ACL as a percentage of total loans	1.22%	1.19%	1.19%
Non-accrual loans as a percentage of total loans	0.19%	0.12%	0.12%
ACL as a percentage of non-accrual loans	639.59%	1,007.78%	958.52%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	March 31, 2025	December 31, 2024	March 31, 2024
Residential real estate	—%	—%	—%
Commercial real estate	—%	(0.03)%	—%
Other commercial	(0.02)%	(0.13)%	(0.07)%
Home equity	—%	—%	—%
Other consumer	(0.46)%	(1.79)%	(0.22)%
Total net (charge-offs) recoveries	(0.01)%	(0.08)%	(0.02)%

The current quarter credit loss expense of $7.8 million included $6.2 million of provision for credit losses on loans and $1.7 million of provision for credit losses on unfunded commitments.

The ACL as a percentage of total loans outstanding at March 31, 2025 was 1.22 percent compared to 1.19 percent at year end and the prior year first quarter. The Company’s ACL of $210 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2025 and 2024, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 227 locations, including 193 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the effects of changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Custom and owner occupied construction	$233,584	$242,844	$273,835	(4)%	(15)%
Pre-sold and spec construction	200,921	191,926	223,294	5%	(10)%
Total residential construction	434,505	434,770	497,129	—%	(13)%
Land development	177,448	197,369	215,828	(10)%	(18)%
Consumer land or lots	197,553	187,024	188,635	6%	5%
Unimproved land	115,528	113,532	103,032	2%	12%
Developed lots for operative builders	64,782	61,661	47,591	5%	36%
Commercial lots	95,574	99,243	92,748	(4)%	3%
Other construction	714,151	693,461	915,782	3%	(22)%
Total land, lot, and other construction	1,365,036	1,352,290	1,563,616	1%	(13)%
Owner occupied	3,182,589	3,197,138	3,057,348	—%	4%
Non-owner occupied	4,054,107	4,053,996	3,920,696	—%	3%
Total commercial real estate	7,236,696	7,251,134	6,978,044	—%	4%
Commercial and industrial	1,392,365	1,395,997	1,371,201	—%	2%
Agriculture	1,016,081	1,024,520	929,420	(1)%	9%
First lien	2,499,494	2,481,918	2,276,638	1%	10%
Junior lien	85,343	76,303	51,579	12%	65%
Total 1-4 family	2,584,837	2,558,221	2,328,217	1%	11%
Multifamily residential	874,071	895,242	881,117	(2)%	(1)%
Home equity lines of credit	989,043	1,005,783	947,652	(2)%	4%
Other consumer	188,388	209,457	223,566	(10)%	(16)%
Total consumer	1,177,431	1,215,240	1,171,218	(3)%	1%
States and political subdivisions	1,001,058	983,601	848,454	2%	18%
Other	176,961	183,894	191,121	(4)%	(7)%
Total loans receivable, including loans held for sale	17,259,041	17,294,909	16,759,537	—%	3%
Less loans held for sale [1]	(40,523)	(33,060)	(27,035)	23%	50%
Total loans receivable	$17,218,518	$17,261,849	$16,732,502	—%	3%
______________________________
1 Loans held for sale are primarily First lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Mar 31, 2025	Mar 31, 2025	Mar 31, 2025
Custom and owner occupied construction	$194	198	210	194	—	—
Pre-sold and spec construction	2,896	2,132	1,049	2,133	763	—
Total residential construction	3,090	2,330	1,259	2,327	763	—
Land development	935	966	28	935	—	—
Consumer land or lots	173	78	144	173	—	—
Unimproved land	—	—	—	—	—	—
Developed lots for operative builders	531	531	608	—	531	—
Commercial lots	47	47	2,205	—	47	—
Total land, lot and other construction	1,686	1,622	2,985	1,108	578	—
Owner occupied	3,601	2,979	1,501	3,073	96	432
Non-owner occupied	2,235	2,235	8,853	1,582	—	653
Total commercial real estate	5,836	5,214	10,354	4,655	96	1,085
Commercial and industrial	12,367	2,069	1,698	11,640	727	—
Agriculture	2,382	2,335	2,855	2,090	292	—
First lien	8,752	9,053	2,930	6,796	1,956	—
Junior lien	296	315	69	296	—	—
Total 1-4 family	9,048	9,368	2,999	7,092	1,956	—
Multifamily residential	400	389	395	400	—	—
Home equity lines of credit	3,479	3,465	1,892	2,726	753	—
Other consumer	1,003	955	927	858	77	68
Total consumer	4,482	4,420	2,819	3,584	830	68
Other	47	39	61	—	47	—
Total	$39,338	27,786	25,425	32,896	5,289	1,153

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Custom and owner occupied construction	$786	$969	$4,784	(19)%	(84)%
Pre-sold and spec construction	—	564	1,181	(100)%	(100)%
Total residential construction	786	1,533	5,965	(49)%	(87)%
Land development	—	1,450	59	(100)%	(100)%
Consumer land or lots	1,026	402	332	155%	209%
Unimproved land	32	36	575	(11)%	(94)%
Developed lots for operative builders	—	214	—	(100)%	n/m
Commercial lots	189	—	1,225	n/m	(85)%
Other construction	—	—	1,248	n/m	(100)%
Total land, lot and other construction	1,247	2,102	3,439	(41)%	(64)%
Owner occupied	3,786	2,867	2,991	32%	27%
Non-owner occupied	346	5,037	18,118	(93)%	(98)%
Total commercial real estate	4,132	7,904	21,109	(48)%	(80)%
Commercial and industrial	5,358	6,194	14,806	(13)%	(64)%
Agriculture	5,731	744	3,922	670%	46%
First lien	14,826	6,326	5,626	134%	164%
Junior lien	1,023	214	145	378%	606%
Total 1-4 family	15,849	6,540	5,771	142%	175%
Home equity lines of credit	6,993	3,731	3,668	87%	91%
Other consumer	1,824	1,775	1,948	3%	(6)%
Total consumer	8,817	5,506	5,616	60%	57%
States and political subdivisions	3,220	—	—	n/m	n/m
Other	1,318	1,705	1,795	(23)%	(27)%
Total	$46,458	$32,228	$62,423	44%	(26)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Mar 31, 2025	Mar 31, 2025
Pre-sold and spec construction	$—	(4)	(4)	—	—
Total residential construction	—	(4)	(4)	—	—
Land development	(341)	1,095	(1)	—	341
Consumer land or lots	(3)	(22)	(1)	—	3
Unimproved land	—	1,338	—	—	—
Commercial lots	—	319	—	—	—
Total land, lot and other construction	(344)	2,730	(2)	—	344
Owner occupied	(1)	(73)	(3)	—	1
Non-owner occupied	(6)	2	(1)	—	6
Total commercial real estate	(7)	(71)	(4)	—	7
Commercial and industrial	92	1,422	328	421	329
Agriculture	(1)	64	68	—	1
First lien	(69)	32	(4)	—	69
Junior lien	(5)	(65)	(5)	—	5
Total 1-4 family	(74)	(33)	(9)	—	74
Home equity lines of credit	(20)	69	5	—	20
Other consumer	276	1,078	251	331	55
Total consumer	256	1,147	256	331	75
Other	1,873	8,643	2,439	3,145	1,272
Total	$1,795	13,898	3,072	3,897	2,102

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

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,100,548	30%	$6,136,709	30%	$6,055,069	30%
NOW and DDA accounts	5,676,177	27%	5,543,512	27%	5,376,605	26%
Savings accounts	2,896,378	14%	2,845,124	14%	2,949,908	14%
Money market deposit accounts	2,816,874	14%	2,878,213	14%	3,002,942	15%
Certificate accounts	3,140,333	15%	3,139,821	15%	3,039,190	15%
Wholesale deposits	3,740	—%	3,615	—%	3,809	—%
Total interest bearing deposits	14,533,502	70%	14,410,285	70%	14,372,454	70%
Total deposits	$20,634,050	100%	$20,546,994	100%	$20,427,523	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2025. The subordinated debentures outstanding as of March 31, 2025 were $133 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2025 and determined its ACL of $22.1 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
FHLB advances
Borrowing capacity	$4,361,068	4,355,976
Amount utilized	(1,520,000)	(1,800,000)
Letters of credit and other pledged collateral	(11,157)	(6,165)
Amount available	$2,829,911	2,549,811
FRB discount window
Borrowing capacity	$1,937,893	1,860,932
Amount utilized	—	—
Amount available	$1,937,893	1,860,932
Unsecured lines of credit available	$525,000	525,000
Unencumbered debt securities
U.S. government and federal agency	$610,411	608,979
U.S. government sponsored enterprises	305,271	301,990
State and local governments	925,782	907,832
Corporate bonds	14,652	14,503
Residential mortgage-backed securities	480,151	615,310
Commercial mortgage-backed securities	837,127	837,169
Total unencumbered debt securities [1]	$3,173,394	3,285,783
____________________________
1 Total unencumbered debt securities at March 31, 2025, included $1.6 billion classified as available for sale and $1.6 billion classified as held to maturity. Total unencumbered debt securities at December 31, 2024, included $1,643.5 million classified as available for sale, and $1.6 billion classified as held to maturity.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 113,517,944 have been issued as of March 31, 2025. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2025. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2025, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2025:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.92%	12.71%	12.71%	9.07%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 5.30 percent in Idaho, 4.55 percent in Utah, 4.00 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming and Nevada do not impose a corporate income tax. The Company is also required to file in states other than the eight states in which it has properties.

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Three Months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Income before income taxes	$63,489	36,377
Federal and state income tax expense	8,921	3,750
Net income	$54,568	32,627
Effective tax rate [1]	14.1%	10.3%
Income from tax-exempt debt securities, municipal loans and leases	$20,860	20,990
Benefits from federal income tax credits	$9,560	6,802
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense during the first quarter of 2025 was $8.9 million, a decrease of $2.8 million, or 24 percent, compared to the prior quarter and an increase of $5.2 million, or 138 percent, from the prior year first quarter. The effective tax rate in the current quarter was 14.1 percent compared to 16.0 percent in the prior quarter and 10.3 percent in the prior year first quarter. The lower tax expense and lower effective tax rate in the current quarter compared to the prior quarter was the result of a combination of higher federal income tax credits and a decrease in income before income tax expense.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in Low-Income Housing Tax Credits (“LIHTC”) which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $11.2 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$5,192	30,041	405	564	36,202
2027	5,370	28,618	220	564	34,772
2028	3,354	26,255	43	—	29,652
2029	1,758	24,880	43	—	26,681
2030	1,068	23,368	43	—	24,479
Thereafter	—	68,587	106	—	68,693
	$16,742	201,749	860	1,128	220,479

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,885,497	$24,275	5.15%	$1,747,184	$20,764	4.75%
Commercial loans [1]	14,091,210	198,921	5.73%	13,513,426	183,045	5.45%
Consumer and other loans	1,302,687	22,616	7.04%	1,283,388	20,948	6.56%
Total loans [2]	17,279,394	245,812	5.77%	16,543,998	224,757	5.46%
Tax-exempt investment securities [3]	1,604,851	13,936	3.47%	1,720,370	15,157	3.52%
Taxable investment securities [4,5]	6,946,562	33,598	1.93%	8,176,974	43,477	2.13%
Total earning assets	25,830,807	293,346	4.61%	26,441,342	283,391	4.31%
Goodwill and intangibles	1,100,801			1,051,954
Non-earning assets	847,855			611,550
Total assets	$27,779,463			$28,104,846
Liabilities
Non-interest bearing deposits	$5,989,490	$—	—%	$5,966,546	$—	—%
NOW and DDA accounts	5,525,976	15,065	1.11%	5,275,703	15,918	1.21%
Savings accounts	2,861,675	5,159	0.73%	2,900,649	5,655	0.78%
Money market deposit accounts	2,849,470	13,526	1.93%	2,948,294	14,393	1.96%
Certificate accounts	3,152,198	29,075	3.74%	3,000,713	31,175	4.18%
Total core deposits	20,378,809	62,825	1.25%	20,091,905	67,141	1.34%
Short-term borrowings
Wholesale deposits [6]	3,600	40	4.53%	3,965	55	5.50%
Repurchase agreements	1,842,773	13,733	3.02%	1,513,397	12,598	3.35%
FHLB advances	1,744,000	20,719	4.75%	350,754	4,249	4.79%
FRB Bank Term Funding	—	—	—%	2,483,077	27,097	4.39%
Total short-term borrowings	3,590,373	34,492	3.91%	4,351,193	43,999	4.00%
Long-term borrowings
FHLB advances	—	—	—%	—	—	—%
Subordinated debentures and other borrowed funds	216,073	2,629	4.94%	218,271	1,782	3.28%
Total interest bearing liabilities	24,185,255	99,946	1.68%	24,661,369	112,922	1.84%
Other liabilities	326,764			356,554
Total liabilities	24,512,019			25,017,923
Stockholders’ Equity
Stockholders’ equity	3,267,444			3,086,923
Total liabilities and stockholders’ equity	$27,779,463			$28,104,846
Net interest income (tax-equivalent)		$193,400			$170,469
Net interest spread (tax-equivalent)			2.93%			2.47%
Net interest margin (tax-equivalent)			3.04%			2.59%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.5 million and $1.6 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2025, and March 31, 2024 respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.7 million and $2.2 million on tax-exempt debt securities income for the three months ended March 31, 2025, and March 31, 2024 respectively.
4Includes interest income of $6.1 million and $15.3 million on average interest-bearing cash balances of $559.5 million and $1,120.4 million for the three months ended March 31, 2025, and March 31, 2024 respectively.
5Includes tax effect of $150 thousand and $215 thousand on federal income tax credits for the three months ended March 31, 2025, and March 31, 2024 respectively.
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

	Three Months ended March 31, 2025
	2025 vs. 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$1,644	1,867	3,511
Commercial loans (tax-equivalent)	5,729	10,147	15,876
Consumer and other loans	82	1,586	1,668
Investment securities (tax-equivalent)	(7,974)	(3,126)	(11,100)
Total interest income	(519)	10,474	9,955
Interest expense
NOW and DDA accounts	572	(1,425)	(853)
Savings accounts	(137)	(359)	(496)
Money market deposit accounts	(635)	(232)	(867)
Certificate accounts	1,214	(3,314)	(2,100)
Wholesale deposits	(6)	(9)	(15)
Repurchase agreements	2,574	(1,439)	1,135
FHLB advances	16,644	(174)	16,470
FRB Bank Term Funding	(27,097)	—	(27,097)
Subordinated debentures and other borrowed funds	(37)	884	847
Total interest expense	(6,908)	(6,068)	(12,976)
Net interest income (tax-equivalent)	$6,389	16,542	22,931

Net interest income (tax-equivalent) decreased $22.9 million for the three months ended March 31, 2025 compared to the same period in 2024. The interest income for the first three months of the current year increased over the same period last year primarily from increased loan yields and loan growth. The decrease in interest expense for the first three months of the current year compared to prior year was primarily the result of a decrease in interest rates and the pay down of the FRB Bank Term Funding in the prior year.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of March 31, 2025.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	0.64%	0.30%
-200 bp Rate ramp	0.43%	(1.27%)
-200 bp Rate shock	(0.67%)	(4.08%)
-100 bp Rate shock	(0.79%)	(2.23%)
+100 bp Rate shock	2.55%	3.63%
+200 bp Rate shock	2.46%	4.61%
+200 bp Rate ramp	0.93%	1.96%
+400 bp Rate ramp	0.94%	0.25%
The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. Growth in the Company’s core deposit franchise, updated deposit pricing assumptions, and other balance sheet changes. It is important to note that these hypothetical estimates are based upon numerous assumptions that are specific to our Company and thus may not be directly comparable to other institutions. These assumptions include: the nature and timing of interest rate levels including, but not limited to, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s 2024 Annual Report on Form 10-K. The risks and uncertainties described in the 2024 Annual Report on Form 10-K continue to be present and should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

Changes in U.S. and foreign trade policies, including tariffs, related retaliatory measures, and other trade restrictions, could adversely affect our customers and our business, financial condition, and results of operations.

Recent developments in U.S. and foreign trade policies, including the imposition or escalation of tariffs, retaliatory measures by trading partners, and other trade restrictions such as export bans or suspensions of critical raw materials, may materially impact our customers, particularly those that rely on global supply chains. The U.S. executive branch has continued to threaten the use of tariffs to address trade imbalances, promote domestic manufacturing, and respond to national security concerns. In response, countries such as China have implemented or threatened retaliatory actions, including higher tariffs on U.S. goods and restrictions on the export of strategic resources such as rare earth elements and key industrial inputs.

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

GLACIER BANCORP, INC.

May 2, 2025	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 2, 2025	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO