Form 10-Q
period 2025-06-30
GLACIER BANCORP, INC.
filed 2025-08-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 001-41170
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 15, 2025 was 118,551,408. No preferred shares are issued or outstanding.

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
ROU – right-of-use
S&P – Standard and Poor’s
SBA – United States Small Business Administration
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Cash on hand and in banks	$375,398	268,746
Interest bearing cash deposits	540,109	579,662
Cash and cash equivalents	915,507	848,408
Debt securities, available for sale	4,024,980	4,245,205
Debt securities, held to maturity	3,206,133	3,294,847
Total debt securities	7,231,113	7,540,052
Loans held for sale, at fair value	47,738	33,060
Loans receivable	18,532,740	17,261,849
Allowance for credit losses	(226,799)	(206,041)
Loans receivable, net	18,305,941	17,055,808
Premises and equipment, net	426,801	411,968
Right of use assets, net	56,525	56,252
Other real estate owned and foreclosed assets	1,879	1,164
Accrued interest receivable	108,286	99,262
Deferred tax asset, net	114,528	138,955
Intangibles, net	64,949	51,182
Goodwill	1,121,401	1,051,318
Non-marketable equity securities	76,990	99,669
Bank-owned life insurance	191,623	189,849
Other assets	341,702	326,040
Total assets	$29,004,983	27,902,987
Liabilities
Non-interest bearing deposits	$6,593,728	6,136,709
Interest bearing deposits	15,034,774	14,410,285
Securities sold under agreements to repurchase	1,976,228	1,777,475
Federal Home Loan Bank advances	1,255,088	1,800,000
Other borrowed funds	62,366	62,062
Finance lease liabilities	19,405	21,279
Subordinated debentures	157,127	133,105
Accrued interest payable	27,973	33,626
Operating lease liabilities	42,274	39,902
Other liabilities	303,756	264,690
Total liabilities	25,472,719	24,679,133
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively	1,186	1,134
Paid-in capital	2,655,894	2,448,758
Retained earnings	1,113,839	1,083,258
Accumulated other comprehensive loss	(238,655)	(309,296)
Total stockholders’ equity	3,532,264	3,223,854
Total liabilities and stockholders’ equity	$29,004,983	27,902,987
Number of common stock shares issued and outstanding	118,550,475	113,401,955
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except share and per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Income
Investment securities	$44,148	42,165	$89,794	98,383
Residential real estate loans	25,361	21,754	49,636	42,518
Commercial loans	214,816	188,326	412,204	369,798
Consumer and other loans	23,790	21,589	46,406	42,537
Total interest income	308,115	273,834	598,040	553,236
Interest Expense
Deposits	65,569	67,852	128,434	135,048
Securities sold under agreements to repurchase	14,109	13,566	27,842	26,164
Federal Home Loan Bank advances	17,806	24,179	38,525	28,428
FRB Bank Term Funding	—	—	—	27,097
Other borrowed funds	400	353	802	697
Subordinated debentures	2,615	1,406	4,842	2,844
Total interest expense	100,499	107,356	200,445	220,278
Net Interest Income	207,616	166,478	397,595	332,958
Provision for credit losses	20,267	3,518	28,081	11,767
Net interest income after provision for credit losses	187,349	162,960	369,514	321,191
Non-Interest Income
Service charges and other fees	20,405	19,422	39,223	37,985
Miscellaneous loan fees and charges	5,067	4,821	9,731	9,183
Gain on sale of loans	4,273	4,669	8,584	8,031
(Loss) gain on sale of securities	—	(12)	—	4
Other income	3,199	3,304	8,048	6,990
Total non-interest income	32,944	32,204	65,586	62,193
Non-Interest Expense
Compensation and employee benefits	94,355	84,434	185,798	170,223
Occupancy and equipment	12,558	11,594	24,852	23,477
Advertising and promotions	4,394	4,362	8,538	8,345
Data processing	9,883	9,387	19,021	18,546
Other real estate owned and foreclosed assets	26	149	89	174
Regulatory assessments and insurance	5,847	5,393	11,381	13,154
Intangibles amortization	3,624	3,017	6,894	5,777
Other expenses	24,432	22,616	49,864	53,099
Total non-interest expense	155,119	140,952	306,437	292,795
Income Before Income Taxes	65,174	54,212	128,663	90,589
Federal and state income tax expense	12,393	9,504	21,314	13,254
Net Income	$52,781	44,708	$107,349	77,335
Basic earnings per share	$0.45	0.39	0.93	0.68
Diluted earnings per share	$0.45	0.39	0.93	0.68
Dividends declared per share	$0.33	0.33	0.66	0.66
Average outstanding shares - basic	116,890,776	113,390,539	115,180,489	112,941,341
Average outstanding shares - diluted	116,918,290	113,405,491	115,244,550	112,981,531

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$52,781	44,708	$107,349	77,335
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains on available-for-sale securities	31,125	23,558	91,890	25,595
Reclassification adjustment for gains included in net income	—	—	—	(29)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,448	1,029	2,917	2,037
Tax effect	(8,117)	(6,169)	(23,626)	(6,926)
Net of tax amount	24,456	18,418	71,181	20,677
Cash Flow Hedge:
Unrealized gains (losses) on derivatives used for cash flow hedges	—	270	(657)	927
Reclassification adjustment for gains included in net income	—	(1,288)	(63)	(2,548)
Tax effect	—	254	180	406
Net of tax amount	—	(764)	(540)	(1,215)
Total other comprehensive income, net of tax	24,456	17,654	70,641	19,462
Total Comprehensive Income	$77,237	62,362	$177,990	96,797

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2025 and 2024

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at April 1, 2024	113,388,590	$1,134	2,443,584	1,038,294	(372,305)	3,110,707
Net income	—	—	—	44,708	—	44,708
Other comprehensive income	—	—	—	—	17,654	17,654
Cash dividends declared ($0.33 per share)	—	—	—	(37,519)	—	(37,519)
Stock issuances under stock incentive plans	5,502	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,895	—	—	1,895
Balance at June 30, 2024	113,394,092	$1,134	2,445,479	1,045,483	(354,651)	3,137,445
Balance at April 1, 2025	113,517,944	$1,135	2,449,311	1,100,273	(263,111)	3,287,608
Net income	—	—	—	52,781	—	52,781
Other comprehensive income	—	—	—	—	24,456	24,456
Cash dividends declared ($0.33 per share)	—	—	—	(39,215)	—	(39,215)
Stock issued in connection with acquisitions	5,029,102	51	204,936	—	—	204,987
Stock issuances under stock incentive plans	3,429	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,647	—	—	1,647
Balance at June 30, 2025	118,550,475	$1,186	2,655,894	1,113,839	(238,655)	3,532,264

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2025 and 2024

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at January 1, 2024	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	77,335	—	77,335
Other comprehensive income	—	—	—	—	19,462	19,462
Cash dividends declared ($0.66 per share)	—	—	—	(75,033)	—	(75,033)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	115,466	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,015	—	—	3,015
Balance at June 30, 2024	113,394,092	$1,134	2,445,479	1,045,483	(354,651)	3,137,445
Balance at January 1, 2025	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	107,349	—	107,349
Other comprehensive income	—	—	—	—	70,641	70,641
Cash dividends declared ($0.66 per share)	—	—	—	(76,768)	—	(76,768)
Stock issued in connection with acquisitions	5,029,102	51	204,936	—	—	204,987
Stock issuances under stock incentive plans	119,418	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,201	—	—	2,201
Balance at June 30, 2025	118,550,475	$1,186	2,655,894	1,113,839	(238,655)	3,532,264

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Operating Activities
Net income	$107,349	77,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,081	11,767
Net amortization of debt securities	5,778	6,598
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(2,158)	(1,258)
Origination of loans held for sale	(349,991)	(292,073)
Proceeds from loans held for sale	343,897	295,111
Gain on sale of loans	(8,584)	(8,031)
Gain on sale of securities	—	(4)
Bank-owned life insurance income, net	(2,339)	(2,229)
Stock-based compensation, net of tax benefits	3,809	3,084
Depreciation and amortization	15,288	14,334
Gain on dispositions of premises and equipment	(2,622)	(2,538)
Loss on sale and write-downs of other real estate owned, net	32	52
Amortization of core deposit and other intangibles	6,894	5,777
Amortization of investments in variable interest entities	15,004	13,041
Net increase in accrued interest receivable	(2,631)	(4,230)
Net (increase) decrease in other assets	(8,055)	535
Net decrease in accrued interest payable	(7,537)	(95,509)
Net decrease in operating lease liabilities	(2,113)	(1,690)
Net decrease in other liabilities	(1,623)	(14,129)
Net cash provided by operating activities	138,479	5,943
Investing Activities
Sales of debt securities, available-for-sale	120,245	160,558
Maturities, prepayments and calls of available-for-sale debt securities	359,587	316,640
Purchases of available-for-sale debt securities	(28,239)	(3,164)
Maturities, prepayments and calls of held-to-maturity debt securities	102,356	100,011
Purchases of held-to-maturity debt securities	(13,723)	—
Net change in loans	(198,386)	(231,553)
Proceeds from sale of premises and equipment	4,490	7,069
Net additions to premises and equipment	(12,178)	(25,212)
Proceeds from sale of other real estate owned	649	926
Proceeds from redemption of non-marketable equity securities	30,485	109,634
Purchases of non-marketable equity securities	(4,666)	(214,825)
Proceeds from bank-owned life insurance	590	193
Investments in variable interest entities	(25,838)	(27,909)
Net cash received from acquisitions	26,125	30,903
Net cash provided by investing activities	361,497	223,271

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Financing Activities
Net increase (decrease) in deposits	$3,359	(443,951)
Net increase in securities sold under agreements to repurchase	198,753	142,654
Net (decrease) increase in short-term Federal Home Loan Bank advances	(13,000)	491,500
Repayments of short-term FRB Bank Term Funding	—	(2,740,000)
Proceeds from long-term Federal Home Loan Bank advances	—	1,800,000
Repayments of long-term Federal Home Loan Bank advances	(580,000)	—
Net increase in other borrowed funds	304	8,136
Principal payments on finance lease liabilities	(1,959)	(1,916)
Cash dividends paid	(37,833)	(37,745)
Tax withholding payments for stock-based compensation	(2,501)	(1,455)
Net cash used in financing activities	(432,877)	(782,777)
Net increase (decrease) in cash and cash equivalents	67,099	(553,563)
Cash, cash equivalents at beginning of period	848,408	1,354,342
Cash, cash equivalents at end of period	$915,507	800,779
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$207,982	315,786
Cash paid during the period for income taxes	16,087	13,513
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$1	—
Transfer of loans to other real estate owned	1,397	104
Right-of-use assets obtained in exchange for new lease liabilities	604	280
Equity investments obtained in exchange for delayed equity contributions	20,849	15,148
Dividends declared during the period but not paid	39,307	37,615
Acquisitions
Fair value of common stock shares issued	204,986	92,385
Cash consideration	2	771
Fair value of assets acquired	1,364,640	777,659
Liabilities assumed	1,159,652	684,503

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results anticipated for the year ending December 31, 2025. The condensed consolidated statement of financial condition of the Company as of December 31, 2024 has been derived from the audited consolidated statements of the Company as of that date.

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

The Bank has interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These interests are consolidated into the Company’s consolidated financial statements. The Bank also has interests in VIEs for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These interests are accounted for under the equity method in the Company’s consolidated financial statements. For additional information on the Bank’s interest in VIEs, see Note 7.

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities. The trust subsidiaries are not consolidated into the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in other assets on the Company's statements of financial condition and its liabilities to the trust subsidiaries are included in subordinated debentures.

On April 30, 2025, the Company completed its acquisition of Bank of Idaho Holding Co. (“BOID”) and its wholly-owned subsidiary, Bank of Idaho (“BOI”), a community bank based in Idaho Falls, Idaho. The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements beginning as of the acquisition date. For additional information relating to mergers and acquisitions, see Note 14.

Segment Reporting
The Company operates as a single segment entity for financial reporting purposes and adopted ASU 2023-07, Segment Reporting, in the year ended December 31, 2024. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Company provides similar products and services managed through similar processes and technology platforms. The Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions between the Company and its wholly owned subsidiary the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of operations as consolidated net income. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Company’s consolidated statements of operations are considered significant to the banking segment.

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

Based on this assessment the Company’s financial statement disclosures fully comply with ASU 2023-07, and no additional qualitative segment disclosures are necessary.

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $10,953,000 and $17,186,000 for the six months ended June 30, 2025 and 2024, respectively, and are included in interest income on investment securities on the consolidated statements of operations. The Company had no restricted cash held as collateral for derivative contracts as of June 30, 2025 and December 31, 2024, respectively. The Bank is required to maintain an average reserve balance either with the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at June 30, 2025 was $0.

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

The expected credit loss estimate process involves procedures to consider the unique characteristics of each of the Company’s loan portfolio segments, which consist of residential real estate, commercial real estate, other commercial, home equity, and other consumer loans. When computing the allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools that considers loss history, credit and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The Company has determined a four consecutive quarter forecasting period is a reasonable and supportable period. Expected credit loss for periods beyond reasonable and supportable forecast periods are determined based on a reversion method which reverts back to historical loss estimates over a four consecutive quarter period on a straight-line basis.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank. At June 30, 2025 and December 31, 2024, the Company had an ACL of $24,337,000 and $20,419,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the consolidated statement of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Provision for credit loss loans	$18,009	5,066	24,163	14,157
Provision for credit loss unfunded	2,258	(1,548)	3,918	(2,390)
Total provision for credit losses	$20,267	3,518	28,081	11,767

There was no provision for credit losses on debt securities for the six months ended June 30, 2025 and 2024, respectively.

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

The Company tests goodwill for impairment at the reporting unit level annually during the third quarter. The Company has identified Bank divisions as a single reporting unit (i.e., a component of the Glacier Bank operating segment) given that each division has similar economic characteristics, products, services, and are all subject to FDIC oversight under one regulatory call report.

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

The Company may elect to formally document the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company then formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

For additional information relating to the derivatives and hedging activity, see Note 9.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers within the scope of ASC Topic 606 was $46,912,000 and $45,407,000 for the six months ended June 30, 2025 and 2024, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, ATM fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2025 and December 31, 2024 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

ASU 2024-03 - Disaggregation of Income Statement Expenses. In November 2024, FASB amended subtopic 220-40 which requires certain disaggregated disclosures of the income statement. The amendments require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible amortization. The amendments are effective for public business entities in the first annual reporting period beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update may be applied on a prospective basis or retrospective to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this update, but does not expect the adoption of this guidance to have a material impact to the consolidated financial statements, including related disclosures, or significant impact on its current processes.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$434,011	19	(8,730)	425,300
U.S. government sponsored enterprises	324,793	—	(8,811)	315,982
State and local governments	73,814	172	(3,282)	70,704
Corporate bonds	14,771	—	(138)	14,633
Residential mortgage-backed securities	2,425,723	10	(237,869)	2,187,864
Commercial mortgage-backed securities	1,071,083	239	(60,825)	1,010,497
Total available-for-sale	$4,344,195	440	(319,655)	4,024,980
Held-to-maturity
U.S. government and federal agency	862,536	—	(39,150)	823,386
State and local governments	1,600,848	352	(248,765)	1,352,435
Residential mortgage-backed securities	742,749	—	(47,050)	695,699
Total held-to-maturity	3,206,133	352	(334,965)	2,871,520
Total debt securities	$7,550,328	792	(654,620)	6,896,500

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$484,082	5	(15,654)	468,433
U.S. government sponsored enterprises	323,854	—	(13,700)	310,154
State and local governments	71,737	215	(3,272)	68,680
Corporate bonds	14,818	—	(315)	14,503
Residential mortgage-backed securities	2,660,330	5	(304,819)	2,355,516
Commercial mortgage-backed securities	1,101,489	2	(73,572)	1,027,919
Total available-for-sale	$4,656,310	227	(411,332)	4,245,205
Held-to-maturity
U.S. government and federal agency	859,432	—	(54,496)	804,936
State and local governments	1,619,850	810	(209,502)	1,411,158
Residential mortgage-backed securities	815,565	—	(63,089)	752,476
Total held-to-maturity	3,294,847	810	(327,087)	2,968,570
Total debt securities	$7,951,157	1,037	(738,419)	7,213,775

Maturity Analysis
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2025. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$656,246	643,971	9,887	9,887
Due after one year through five years	135,756	130,467	963,132	922,352
Due after five years through ten years	25,180	23,868	238,847	226,960
Due after ten years	30,207	28,313	1,251,518	1,016,622
	847,389	826,619	2,463,384	2,175,821
Mortgage-backed securities [1]	3,496,806	3,198,361	742,749	695,699
Total	$4,344,195	4,024,980	3,206,133	2,871,520
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Available-for-sale
Proceeds from sales and calls of debt securities	$120,245	451	120,680	173,719
Gross realized gains [1]	—	—	—	29
Gross realized losses [1]	—	—	—	—
Held-to-maturity
Proceeds from calls of debt securities	6,365	650	10,495	6,185
Gross realized gains [1]	—	—	—	—
Gross realized losses [1]	—	(12)	—	(25)
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

	June 30, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	43	$2,280	(26)	420,119	(8,704)	422,399	(8,730)
U.S. government sponsored enterprises	14	—	—	315,982	(8,811)	315,982	(8,811)
State and local governments	52	8,186	(146)	47,093	(3,136)	55,279	(3,282)
Corporate bonds	2	—	—	13,874	(138)	13,874	(138)
Residential mortgage-backed securities	397	25,065	(312)	2,161,706	(237,557)	2,186,771	(237,869)
Commercial mortgage-backed securities	147	36,175	(1,202)	926,733	(59,623)	962,908	(60,825)
Total available-for-sale	655	$71,706	(1,686)	3,885,507	(317,969)	3,957,213	(319,655)

	December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	55	$3,756	(34)	463,151	(15,620)	466,907	(15,654)
U.S. government sponsored enterprises	14	—	—	310,154	(13,700)	310,154	(13,700)
State and local governments	50	3,653	(35)	49,748	(3,237)	53,401	(3,272)
Corporate bonds	2	—	—	13,707	(315)	13,707	(315)
Residential mortgage-backed securities	389	13,535	(240)	2,341,700	(304,579)	2,355,235	(304,819)
Commercial mortgage-backed securities	152	36,466	(1,042)	986,809	(72,530)	1,023,275	(73,572)
Total available-for-sale	662	$57,410	(1,351)	4,165,269	(409,981)	4,222,679	(411,332)

With respect to severity, the majority of available-for-sale debt securities with unrealized loss positions at June 30, 2025 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s available-for-sale debt securities with unrealized loss positions at June 30, 2025 have been determined to be investment grade.

The Company did not have any past due available-for-sale debt securities as of June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on available-for-sale debt securities totaled $7,718,000 and $8,037,000 at June 30, 2025, and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2025, management determined it did not intend to sell available-for-sale debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on available-for-sale debt securities at June 30, 2025. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2025	December 31, 2024
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$404,714	414,147
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,161,795	1,168,491
S&P: A+, A, A- / Moody’s: A1, A2, A3	30,572	33,585
Not rated by either entity	3,767	3,627
Total municipal bonds held-to-maturity	$1,600,848	1,619,850

The Company’s municipal bonds in the held-to-maturity debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as held-to-maturity debt securities at June 30, 2025 have been determined to be investment grade. Held-to-maturity debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the U.S. Government, the U.S. Government’s ability to print its own currency, a history of no credit losses by the U.S. Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of June 30, 2025 and December 31, 2024, the Company did not have any held-to-maturity debt securities past due. Accrued interest receivable on held-to-maturity debt securities totaled $16,333,000 and $16,538,000 at June 30, 2025 and December 31, 2024, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL was recorded at June 30, 2025 or December 31, 2024.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Residential real estate	$1,931,554	1,858,929
Commercial real estate	11,935,109	10,963,713
Other commercial	3,303,889	3,119,535
Home equity	975,429	930,994
Other consumer	386,759	388,678
Loans receivable	18,532,740	17,261,849
Allowance for credit losses	(226,799)	(206,041)
Loans receivable, net	$18,305,941	17,055,808
Net deferred origination fees included in loans receivable	$(31,169)	(29,187)
Net purchase accounting discounts included in loans receivable	$(38,344)	(34,361)
Accrued interest receivable on loans	$84,139	73,935

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases, other than from acquisitions, or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2025.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$210,400	26,595	140,369	25,642	11,348	6,446
Acquisitions	35	—	—	10	—	25
Provision for credit losses	18,009	1,190	11,865	2,869	343	1,742
Charge-offs	(3,339)	(1)	(51)	(1,100)	(9)	(2,178)
Recoveries	1,694	131	6	895	19	643
Balance at end of period	$226,799	27,915	152,189	28,316	11,701	6,678

	Three Months ended June 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$198,779	24,166	135,153	22,094	10,999	6,367
Provision for credit losses	5,066	471	1,582	1,081	210	1,722
Charge-offs	(4,135)	—	(395)	(1,461)	—	(2,279)
Recoveries	1,245	16	6	505	52	666
Balance at end of period	$200,955	24,653	136,346	22,219	11,261	6,476

	Six Months ended June 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Acquisitions	35	—	—	10	—	25
Provision for credit losses	24,163	2,542	13,333	4,591	266	3,431
Charge-offs	(7,236)	(1)	(51)	(2,636)	(9)	(4,539)
Recoveries	3,796	193	362	1,951	42	1,248
Balance at end of period	$226,799	27,915	152,189	28,316	11,701	6,678

	Six Months ended June 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	14,157	2,308	5,789	3,374	(554)	3,240
Charge-offs	(8,430)	—	(395)	(3,393)	(25)	(4,617)
Recoveries	2,468	20	25	1,044	74	1,305
Balance at end of period	$200,955	24,653	136,346	22,219	11,261	6,476

During the six months ended June 30, 2025, the ACL increased primarily due to the $14,594,000 provision for credit losses recorded as a result of the acquisition of Bank of Idaho. During the six months ended June 30, 2024, the ACL increased primarily as a result of the $5,271,000 provision for credit losses recorded as a result of the acquisition of Wheatland bank.

The sizeable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the six months ended June 30, 2025, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	June 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$41,100	9,625	19,314	7,082	2,582	2,497
Accruing loans 60-89 days past due	13,303	1,323	3,006	5,407	2,669	898
Accruing loans 90 days or more past due	11,371	2,116	2,616	5,221	978	440
Non-accrual loans with no ACL	34,914	7,278	9,879	14,163	2,805	789
Non-accrual loans with ACL	442	75	—	287	—	80
Total past due and non-accrual loans	101,130	20,417	34,815	32,160	9,034	4,704
Current loans receivable	18,431,610	1,911,137	11,900,294	3,271,729	966,395	382,055
Total loans receivable	$18,532,740	1,931,554	11,935,109	3,303,889	975,429	386,759

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,347	5,195	8,852	6,261	1,965	3,074
Accruing loans 60-89 days past due	6,881	404	2,792	1,180	1,699	806
Accruing loans 90 days or more past due	6,177	1,509	2,899	985	646	138
Non-accrual loans with no ACL	20,060	6,850	8,012	1,691	2,826	681
Non-accrual loans with ACL	385	75	—	167	—	143
Total past due and non-accrual loans	58,850	14,033	22,555	10,284	7,136	4,842
Current loans receivable	17,202,999	1,844,896	10,941,158	3,109,251	923,858	383,836
Total loans receivable	$17,261,849	1,858,929	10,963,713	3,119,535	930,994	388,678

The Company had $715,000 and $25,000 of interest reversed on non-accrual loans during the six months ended June 30, 2025 and June 30, 2024, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the six months ended June 30, 2025, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	June 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$13,277	—	—	13,277	—	—
Residential real estate	14,484	7,353	3,912	267	2,788	164
Other real estate	19,313	—	18,291	614	18	390
Other	997	—	—	413	—	584
Total	$48,071	7,353	22,203	14,571	2,806	1,138

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,483	—	—	11,480	—	3
Residential real estate	14,425	6,924	4,107	508	2,808	78
Other real estate	22,016	1	21,066	561	18	370
Other	1,055	—	—	383	—	672
Total	$48,979	6,925	25,173	12,932	2,826	1,123

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis of MBFD loans by segment for the periods presented:

	At or for the Three Months ended June 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$3,434	—%	$—	—%	$3,434
Other commercial	1,223	—%	—	—%	1,223
Total	$4,657		$—		$4,657

	At or for the Three Months ended June 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$7,624	0.1%	—	—%	7,624
Other commercial	680	—%	—	—%	680
Total	$8,304		$—		$8,304

	At or for the Six Months ended June 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$10,399	0.1%	857	—%	11,256
Other commercial	3,710	0.1%	247	—%	3,957
Total	$14,109		$1,104		$15,213

	At or for the Six Months ended June 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$204	—%	$—	—%	$204
Commercial real estate	9,237	0.1%	30,506	0.3%	39,743
Other commercial	10,114	0.3%	441	—%	10,555
Total	$19,555		$30,947		$50,502

The following tables describe the financial effect of the MBFD loans by segment:

At or for the Three Months ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Other commercial	—%	10 months
Home equity	—%	2 months

At or for the Three Months ended June 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	—%	2 months
Other commercial	—%	2 months

	At or for the Six Months ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	4.74%	8 months
Other commercial	1.48%	1.2 years

At or for the Six Months ended June 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Residential real estate	—%	9 months
Commercial real estate	1.67%	9 months
Other commercial	—%	9 months

Loans that were modified within the preceding twelve months that had a payment default during the periods ended June 30, 2025 had an ending balances of $136,000, and $1,082,000, and were included in other commercial loans, and commercial real estate loans, respectively. During the period ending June 30, 2024, there were no loans with that were modified during preceeding the twelve months that had a payment default. There were $1,350,000 and $462,000 of additional unfunded commitments on MBFDs outstanding at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had $1,220,000 and $207,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At both June 30, 2025 and December 31, 2024, the Company had no OREO secured by residential real estate properties.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	June 30, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$11,256	8,747	—	—	2,509
Other commercial	3,957	3,510	—	311	136
Total	$15,213	12,257	—	311	2,645

	June 30, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$204	204	—	—	—
Commercial real estate	39,743	39,359	—	—	384
Other commercial	10,555	10,015	99	—	441
Total	$50,502	49,578	99	—	825

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

	June 30, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025 (year-to-date)	$—	815,265	813,483	1,518	264	—
2024	51	1,521,568	1,483,646	2,492	35,430	—
2023	—	1,361,814	1,341,864	15,167	4,783	—
2022	—	2,317,259	2,276,223	22,021	19,015	—
2021	—	1,991,372	1,928,200	31,098	32,074	—
Prior	—	3,441,039	3,349,800	44,342	46,897	—
Revolving loans	—	486,792	480,293	2,648	3,851	—
Total	$51	11,935,109	11,673,509	119,286	142,314	—
Other commercial loans
Term loans by origination year
2025 (year-to-date)	$2,151	207,922	206,074	479	1,041	328
2024	13	351,541	349,034	189	2,144	174
2023	286	299,180	292,491	2,156	4,157	376
2022	26	495,610	484,447	4,510	6,651	2
2021	98	443,849	435,498	315	8,030	6
Prior	62	640,665	606,904	3,254	30,475	32
Revolving loans	—	865,122	839,813	10,621	14,679	9
Total	$2,636	3,303,889	3,214,261	21,524	67,177	927

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024	$—	$1,321,385	1,287,352	5,674	28,359	—
2023	—	1,334,689	1,311,808	18,151	4,730	—
2022	1,437	2,367,874	2,307,217	26,662	33,995	—
2021	1,128	2,043,830	1,988,629	30,965	24,236	—
2020	5	1,043,858	1,036,774	—	7,084	—
Prior	326	2,515,573	2,446,084	25,922	43,567	—
Revolving loans	—	336,504	331,130	1,199	4,175	—
Total	$2,896	$10,963,713	10,708,994	108,573	146,146	—
Other commercial loans
Term loans by origination year
2024	$4,260	$407,909	402,180	3,687	1,641	401
2023	83	315,890	312,154	533	3,203	—
2022	373	496,999	492,111	463	4,423	2
2021	525	462,173	452,731	743	8,680	19
2020	291	203,771	199,643	44	4,083	1
Prior	246	495,291	468,850	—	26,441	—
Revolving loans	—	737,502	706,991	17,612	12,886	13
Total	$5,778	$3,119,535	3,034,660	23,082	61,357	436

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025 (year-to-date)	$—	61,484	61,484	—	—
2024	1	250,047	249,350	—	697
2023	—	283,794	283,097	—	697
2022	—	647,683	644,697	2,120	866
2021	—	432,732	430,285	471	1,976
Prior	—	252,591	239,386	7,972	5,233
Revolving loans	—	3,223	2,838	385	—
Total	$1	1,931,554	1,911,137	10,948	9,469
Home equity loans
Term loans by origination year
2025 (year-to-date)	$—	1,079	1,079	—	—
2024	—	445	445	—	—
2023	—	1,744	1,719	—	25
2022	9	2,379	2,379	—	—
2021	—	1,710	1,710	—	—
Prior	—	4,358	4,212	24	122
Revolving loans	—	963,714	954,851	5,227	3,636
Total	$9	975,429	966,395	5,251	3,783
Other consumer loans
Term loans by origination year
2025 (year-to-date)	$3,762	67,797	66,153	1,644	—
2024	118	91,441	90,784	300	357
2023	171	77,179	76,631	383	165
2022	201	50,437	49,855	337	245
2021	108	28,152	27,653	287	212
Prior	179	33,944	33,650	101	193
Revolving loans	—	37,809	37,329	343	137
Total	$4,539	386,759	382,055	3,395	1,309

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024	$40	$211,519	210,806	—	713
2023	—	267,000	264,817	1,407	776
2022	—	655,918	652,993	2,566	359
2021	—	455,196	452,628	959	1,609
2020	—	90,752	90,649	—	103
Prior	—	178,544	173,003	667	4,874
Revolving loans	—	—	—	—	—
Total	$40	$1,858,929	1,844,896	5,599	8,434
Home equity loans
Term loans by origination year
2024	$—	$219	219	—	—
2023	17	1,072	1,045	—	27
2022	8	1,858	1,858	—	—
2021	—	780	780	—	—
2020	—	78	78	—	—
Prior	106	4,353	4,264	4	85
Revolving loans	—	922,634	915,614	3,660	3,360
Total	$131	$930,994	923,858	3,664	3,472
Other consumer loans
Term loans by origination year
2024	$8,456	$116,312	114,164	2,139	9
2023	431	89,684	89,218	262	204
2022	467	64,808	63,843	665	300
2021	238	36,755	36,233	261	261
2020	34	18,648	18,601	41	6
Prior	155	20,014	19,738	103	173
Revolving loans	—	42,457	42,039	409	9
Total	$9,781	$388,678	383,836	3,880	962

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in right-of-use assets and ROU lease liabilities are included in operating lease liabilities and finance lease liabilities, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$30,860		31,022
Accumulated depreciation	(12,945)		(11,056)
Net ROU assets	$17,915	38,610	19,966	36,286
Lease liabilities	$19,405	42,274	21,279	39,902
Weighted-average remaining lease term	11 years	14 years	11 years	15 years
Weighted-average discount rate	3.5%	3.8%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	June 30, 2025
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,670	5,641
Maturing one year through two years	4,675	5,772
Maturing two years through three years	2,666	4,997
Maturing three years through four years	658	4,185
Maturing four years through five years	628	3,764
Thereafter	10,251	32,281
Total lease payments	23,548	56,640
Present value of lease payments
Short-term	4,063	4,152
Long-term	15,342	38,122
Total present value of lease payments	19,405	42,274
Difference between lease payments and present value of lease payments	$4,143	14,366

The components of lease expense included in other expense on the consolidated statements of operations consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Finance lease cost
Amortization of ROU assets	$1,077	1,101	2,152	2,191
Interest on lease liabilities	176	216	358	440
Operating lease cost	1,494	1,309	2,775	2,627
Short-term lease cost	147	110	273	233
Variable lease cost	475	291	948	755
Sublease income	(19)	(10)	(29)	(20)
Total lease expense	$3,350	3,017	6,477	6,226

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2025		June 30, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$176	1,192	216	866
Financing cash flows	983	N/A	968	N/A

	Six Months ended
	June 30, 2025		June 30, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$358	2,113	440	1,690
Financing cash flows	1,959	N/A	1,916	N/A
The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2025, and 2024 was $808,000 and $731,000, respectively, and is recorded in other income within non-interest income.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net carrying value at beginning of period	$1,051,318	1,023,762	1,051,318	985,393
Acquisitions and adjustments	70,083	—	70,083	38,369
Net carrying value at end of period	$1,121,401	1,023,762	1,121,401	1,023,762

The Company performed its annual goodwill impairment test during the third quarter of 2024 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated impairment charges were $40,159,000 as of June 30, 2025 and December 31, 2024.

For additional information on goodwill related to acquisitions, see Note 14.
Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Carrying value at beginning of period	$11,958	12,534
Additions	430	811
Amortization	(650)	(1,387)
Carrying value at end of period	$11,738	11,958
Principal balances of loans serviced for others	$1,481,486	1,507,439
Fair value of servicing rights	$17,427	17,902

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

(Dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Loans receivable	$123,579	123,064
Accrued interest receivable	356	—
Other assets	80,530	79,858
Total assets	$204,465	202,922
Liabilities
Other borrowed funds	$62,366	62,062
Accrued interest payable	434	270
Other liabilities	24,197	27,577
Total liabilities	$86,997	89,909

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $211,577,000 and $203,124,000 as of June 30, 2025 and December 31, 2024, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2025 and 2024. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at June 30, 2025 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2025	$37,965
2026	33,513
2027	12,713
2028	1,069
2029	866
Thereafter	2,614
Total	$88,740

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

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense	$6,343	5,204	12,645	10,388
Tax credits and other tax benefits recognized	7,801	6,808	15,570	13,610

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2025	December 31, 2024
Residential mortgage-backed securities	$1,976,228	1,777,475

The repurchase agreements are secured by debt securities with carrying values of $2,286,335,000 and $2,184,627,000 at June 30, 2025 and December 31, 2024, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges

Interest Rate Cap Derivatives. In 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures. The interest rate caps, which matured as of March 31, 2025, required receipt of variable amounts from the counterparty when interest rates rose above the strike price in the contracts. The strike prices in the five year term contracts had a range from 1.5 percent to 2 percent. The variable rate was based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At June 30, 2025 and December 31, 2024, the interest rate caps had a fair value of $0 and $720,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $0 and $84,000 for the six months ended June 30, 2025 and 2024, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending June 30, 2025 and 2024 was as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amount of (loss) gain recognized in OCI	$—	270	(657)	927
Amount of gain reclassified from OCI to net income	—	1,288	63	2,548

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

During the fourth quarter of 2024, the Company terminated the existing fair value hedges and paid $19,825,000. This basis adjustment to the carrying cost of the closed pool will be amortized over the remaining life of the securities in the closed pool. Subsequent to the termination, the Company entered into new fair value hedges that better protected the Company from the risk of changes to the overnight SOFR rate.

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

	June 30, 2025
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$4,086	$—	0.7 years	SOFR	3.68%

	December 31, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$9,287	$—	1.2 years	SOFR	3.68%

The following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the consolidated statements of financial condition	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Debt securities available-for-sale	$2,966,121	$3,242,878	$(4,086)	$(9,287)

The effects of the fair value hedge relationships on the consolidated statements of operations were as follows:

		Three Months Ended		Six Months ended
(Dollars in thousands)	Location of Gain (Loss)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate swap	Interest income on investment securities	$1,810	$6,358	$351	25,958
Debt securities available-for-sale	Interest income on investment securities	(9,358)	(3,520)	(5,201)	(20,297)

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At June 30, 2025 and December 31, 2024, loan commitments with interest rate lock commitments totaled $60,761,000 and $22,977,000, respectively. At June 30, 2025 and December 31, 2024, the fair value of the related derivatives on the interest rate lock commitments was $1,243,000 and $410,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At June 30, 2025 and December 31, 2024, TBA commitments were $55,250,000 and $29,000,000, respectively. At June 30, 2025, the fair value of the related derivatives on the TBA securities was $559,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. At December 31, 2024, the fair value of the related derivatives on the TBA securities was $169,000, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Consulting and outside services	$4,734	5,285	$9,876	10,012
Debit card expenses	3,576	3,300	7,407	6,882
Loan expenses	2,329	1,635	4,238	3,934
Mergers and acquisition expenses	3,231	1,783	3,818	7,508
Employee expenses	2,018	1,602	3,543	3,034
VIE amortization and other expenses	320	854	3,407	4,162
Telephone	1,448	1,501	2,870	3,052
Business development	1,280	1,084	2,715	2,732
Postage	1,223	1,187	2,587	2,433
Checking and operating expenses	1,086	1,817	1,925	3,335
Printing and supplies	786	769	1,472	1,490
Accounting and audit fees	439	177	1,279	999
Legal fees	433	534	914	957
Gain on dispositions of premises and equipment	(1,612)	(1,503)	(2,622)	(2,538)
Other	3,141	2,591	6,435	5,107
Total other expenses	$24,432	22,616	$49,864	53,099

Note 11. Accumulated Other Comprehensive Loss

The following table illustrates the activity within accumulated other comprehensive loss by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2024	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	19,188	695	19,883
Reclassification adjustments for losses and transfers included in net income	(22)	(1,910)	(1,932)
Reclassification adjustments for amortization included in net income for transferred securities	1,511	—	1,511
Net current period other comprehensive income (loss)	20,677	(1,215)	19,462
Balance at June 30, 2024	$(357,051)	2,400	(354,651)
Balance at January 1, 2025	$(309,836)	540	(309,296)
Other comprehensive income (loss) before reclassifications	68,991	(493)	68,498
Reclassification adjustments for losses and transfers included in net income	—	(47)	(47)
Reclassification adjustments for amortization included in net income for transferred securities	2,190	—	2,190
Net current period other comprehensive income (loss)	71,181	(540)	70,641
Balance at June 30, 2025	$(238,655)	—	(238,655)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income available to common stockholders, basic and diluted	$52,781	44,708	$107,349	77,335
Average outstanding shares - basic	116,890,776	113,390,539	115,180,489	112,941,341
Add: dilutive restricted stock units and stock options	27,514	14,952	64,061	40,190
Average outstanding shares - diluted	116,918,290	113,405,491	115,244,550	112,981,531
Basic earnings per share	$0.45	0.39	$0.93	0.68
Diluted earnings per share	$0.45	0.39	$0.93	0.68
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	145,840	136,673	109,554	136,673
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2025 and 2024.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2025.

Debt securities, available-for-sale. The fair value for available-for-sale debt securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, market spreads, prepayments, defaults, recoveries, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 significant inputs are not available, such securities are classified as Level 3 within the hierarchy.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $480,000 and $434,000 for the six month periods ended June 30, 2025 and 2024, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$425,300	—	425,300	—
U.S. government sponsored enterprises	315,982	—	315,982	—
State and local governments	70,704	—	70,704	—
Corporate bonds	14,633	—	14,633	—
Residential mortgage-backed securities	2,187,864	—	2,187,864	—
Commercial mortgage-backed securities	1,010,497	—	1,010,497	—
Loans held for sale, at fair value	47,738	—	47,738	—
Interest rate locks	1,243	—	1,243	—
Interest rate swap	4,086	—	4,086	—
Total assets measured at fair value on a recurring basis	$4,078,047	—	4,078,047	—
TBA hedge	$559	—	559	—
Total liabilities measured at fair value on a recurring basis	$559	—	559	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$468,433	—	468,433	—
U.S. government sponsored enterprises	310,154	—	310,154	—
State and local governments	68,680	—	68,680	—
Corporate bonds	14,503	—	14,503	—
Residential mortgage-backed securities	2,355,516	—	2,355,516	—
Commercial mortgage-backed securities	1,027,919	—	1,027,919	—
Loans held for sale, at fair value	33,060	—	33,060	—
Interest rate caps	720	—	720	—
Interest rate locks	410	—	410	—
TBA hedge	169	—	169	—
Interest rate swap	9,287	—	9,287	—
Total assets measured at fair value on a recurring basis	$4,288,851	—	4,288,851	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2025.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$419	—	—	419
Total assets measured at fair value on a non-recurring basis	$419	—	—	419

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$2,052	—	—	2,052
Total assets measured at fair value on a non-recurring basis	$2,052	—	—	2,052

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2025	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$316	Cost approach	Selling costs	10.0% - 20.0% (11.6%)
	103	Sales comparison approach	Selling costs	10.0% - 20.0% (13.3%)
$419

	Fair Value December 31, 2024	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,605	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	192	Sales comparison approach	Selling Costs	10.0% - 20.0% (15.9%)
	255	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,052
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended June 30, 2025.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$915,507	915,507	—	—
Debt securities, held-to-maturity	3,206,133	—	2,871,520	—
Loans receivable, net of ACL	18,305,941	—	—	18,489,016
Total financial assets	$22,427,581	915,507	2,871,520	18,489,016
Financial liabilities
Term deposits	$3,238,576	—	3,268,762	—
FHLB advances	1,255,088	—	1,222,487	—
Repurchase agreements and other borrowed funds	2,057,999	—	2,057,999	—
Subordinated debentures	157,127	—	148,127	—
Total financial liabilities	$6,708,790	—	6,697,375	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$848,408	848,408	—	—
Debt securities, held-to-maturity	3,294,847	—	2,968,570	—
Loans receivable, net of ACL	17,055,808	—	—	17,017,298
Total financial assets	$21,199,063	848,408	2,968,570	17,017,298
Financial liabilities
Term deposits	$3,139,821	—	3,176,722	—
FHLB advances	1,800,000	—	1,797,310	—
Repurchase agreements and other borrowed funds	1,860,816	—	1,860,816	—
Subordinated debentures	133,105	—	122,785	—
Total financial liabilities	$6,933,742	—	6,957,633	—

Note 14. Mergers & Acquisitions

On April 30, 2025, the Company acquired 100 percent of the outstanding common stock of Bank of Idaho Holding Co. (“BOID”) and its wholly-owned subsidiary, Bank of Idaho (“BOI”), a community bank based in Idaho Falls, Idaho. BOI provides banking services to individuals and businesses throughout Idaho and Eastern Washington. BOI will be combined with three existing Glacier Bank divisions upon operational conversion. The preliminary value of the BOI acquisition was $204,988,000 and as part of the transaction, the Company issued 5,029,102 shares of its common stock and paid $2,000 in cash in exchange for all of BOID’s outstanding shares of common stock and options to purchase common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2025 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Bank and BOI. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

The assets and liabilities of BOID were recorded on the Company’s consolidated statements of financial condition at their preliminary estimated fair values as of the acquisition date and the results of operations have been included in the Company’s consolidated statements of operations since that date. The acquisition constituted a business combination as defined in ASC Topic 805, Business Combinations. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values require management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change, and actual results could differ materially.

The following table discloses the preliminary fair value estimates of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the acquisition of BOID. The Company is continuing to obtain information to determine the fair values of assets acquired and liabilities assumed.

BOID
(Dollars in thousands)	April 30, 2025
Fair value of consideration transferred
Fair value of Company shares issued	$204,986
Cash consideration	2
Total fair value of consideration transferred	204,988
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	26,127
Debt securities	139,974
Loans receivable, net of ACL	1,075,197
Core deposit intangible [1]	19,758
Accrued income and other assets	33,501
Total identifiable assets acquired	1,294,557
Liabilities assumed
Deposits	1,078,377
Borrowings	71,932
Accrued expenses and other liabilities	9,343
Total liabilities assumed	1,159,652
Total identifiable net assets	134,905
Goodwill recognized	$70,083
______________________________
1 The core deposit intangible for the acquisition was determined to have an estimated life of 10 years.

The preliminary fair values of the BOID assets acquired include loans with fair values of $1,075,232,000. The gross principal and contractual interest due under the loans acquired were $1,080,765,000. The Company evaluated the loans at acquisition date and determined there were PCD loans of $8,726,000 with an ACL of $35,000.

The Company incurred $3,087,000 of expenses in connection with the BOID acquisition during the six months ended June 30, 2025. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations was approximately $9,755,000 and net loss was approximately $10,067,000 from April 30, 2025 to June 30, 2025. The following unaudited pro forma summary presents consolidated information of the Company as if the BOID acquisition had occurred on January 1, 2024:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest income and non-interest income	$245,536	212,305	$482,951	422,302
Net income	48,065	47,294	106,579	82,988

Pending Acquisitions
On June 24, 2025, the Company announced the signing of a definitive agreement to acquire Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A., a community bank headquartered in Mount Pleasant, Texas (collectively, “Guaranty”). As of June 30, 2025, Guaranty had total assets of $3.1 billion, total gross loans of $2.1 billion and total deposits of $2.7 billion. Upon closing of the transaction, Guaranty will operate as a new banking division under the name “Guaranty Bank & Trust, Division of Glacier Bank”, representing the Company’s 18th separate bank division. The acquisition is subject to regulatory approvals, approval of Guaranty’s shareholders and other customary conditions of closing and is expected to be completed in the fourth quarter of 2025.

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
•risks related to overall economic conditions, including the impact on the economy of an uncertain interest rate environment, inflationary pressures, recently passed legislation, and the potential for significant additional changes in economic and trade policies in the current administration;
•risks to our business and the businesses of our customers arising from current or future tariffs or other trade restrictions, labor or supply chain issues, changes in the labor force, or geopolitical instability, including the wars in Ukraine and the Middle East;
•risks associated with the Company’s ability to negotiate, complete, and successfully integrate pending or future acquisitions;
•costs or difficulties related to the completion and integration of pending or recently completed acquisitions;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Operating results
Net income	$52,781	54,568	44,708	107,349	77,335
Basic earnings per share	$0.45	0.48	0.39	0.93	0.68
Diluted earnings per share	$0.45	0.48	0.39	0.93	0.68
Dividends declared per share	$0.33	0.33	0.33	0.66	0.66
Market value per share
Closing	$43.08	44.22	37.32	43.08	37.32
High	$44.70	52.81	40.18	52.81	42.75
Low	$36.76	43.18	34.35	36.76	34.35
Selected ratios and other data
Number of common stock shares outstanding	118,550,475	113,517,944	113,394,092	118,550,475	113,394,092
Average outstanding shares - basic	116,890,776	113,451,199	113,390,539	115,180,489	112,941,341
Average outstanding shares - diluted	116,918,290	113,546,365	113,405,491	115,244,550	112,981,531
Return on average assets (annualized)	0.74%	0.80%	0.66%	0.77%	0.56%
Return on average equity (annualized)	6.13%	6.77%	5.77%	6.44%	5.01%
Efficiency ratio	62.08%	65.49%	67.97%	63.72%	71.17%
Loan to deposit ratio	85.91%	83.64%	84.03%	85.91%	84.03%
Number of full time equivalent employees	3,665	3,457	3,399	3,665	3,399
Number of locations	247	227	231	247	231
Number of ATMs	300	286	286	300	286

The Company reported net income of $52.8 million for the current quarter, a decrease of $1.8 million, or 3 percent from the prior quarter net income of $54.6 million and an increase of $8.1 million, or 18 percent, from the $44.7 million of net income for the prior year second quarter. Diluted earnings per share for the current quarter was $0.45 per share, a decrease of 6 percent from the prior quarter diluted earnings per share of $0.48 per share and an increase of 15 percent from the prior year second quarter diluted earnings per share of $0.39. The current quarter included $3.2 million in acquisition-related expenses and $16.7 million of credit loss expense from the acquisition of BOID.

On June 24, 2025, the Company announced the signing of a definitive agreement to acquire Guaranty, a leading community bank headquartered in Mount Pleasant, Texas. As of June 30, 2025, Guaranty had total assets of $3.1 billion, total gross loans of $2.1 billion and total deposits of $2.7 billion. Upon closing of the transaction, Guaranty will operating as a new banking division under the name “Guaranty Bank & Trust, Division of Glacier Bank”, representing the Company’s 18th separate bank division. The acquisition is subject to regulatory approvals, approval of Guaranty’s shareholders, and other customary conditions of closing and is expected to be completed in the fourth quarter of 2025.

On April 30, 2025, the Company completed its acquisition of BOID, which had 15 branches across eastern Idaho, Boise and eastern Washington. Upon the core system conversion, the BOID operations will join three existing Glacier Bank divisions. The Eastern Idaho operations of Bank of Idaho will join Citizens Community Bank, the Boise operations will join Mountain West Bank and the Eastern Washington operations will join Wheatland Bank. The Company’s results of operations and financial condition include the BOID acquisition beginning on the acquisition date. The following table discloses the preliminary fair value estimates of select classifications of assets and liabilities acquired:

(Dollars in thousands)	BOID April 30, 2025
Total assets	$1,364,640
Debt securities	139,974
Loans receivable	1,075,232
Non-interest bearing deposits	271,385
Interest bearing deposits	806,992
Borrowings and subordinated debt	71,932

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024
Cash and cash equivalents	$915,507	981,485	848,408	800,779	(65,978)	67,099	114,728
Debt securities, available-for-sale	4,024,980	4,172,312	4,245,205	4,499,541	(147,332)	(220,225)	(474,561)
Debt securities, held-to-maturity	3,206,133	3,261,575	3,294,847	3,400,403	(55,442)	(88,714)	(194,270)
Total debt securities	7,231,113	7,433,887	7,540,052	7,899,944	(202,774)	(308,939)	(668,831)
Loans receivable
Residential real estate	1,931,554	1,850,079	1,858,929	1,771,528	81,475	72,625	160,026
Commercial real estate	11,935,109	10,952,809	10,963,713	10,713,964	982,300	971,396	1,221,145
Other commercial	3,303,889	3,121,477	3,119,535	3,066,028	182,412	184,354	237,861
Home equity	975,429	920,132	930,994	905,884	55,297	44,435	69,545
Other consumer	386,759	374,021	388,678	394,587	12,738	(1,919)	(7,828)
Loans receivable	18,532,740	17,218,518	17,261,849	16,851,991	1,314,222	1,270,891	1,680,749
Allowance for credit losses	(226,799)	(210,400)	(206,041)	(200,955)	(16,399)	(20,758)	(25,844)
Loans receivable, net	18,305,941	17,008,118	17,055,808	16,651,036	1,297,823	1,250,133	1,654,905
Other assets	2,552,422	2,435,389	2,458,719	2,453,581	117,033	93,703	98,841
Total assets	$29,004,983	27,858,879	27,902,987	27,805,340	1,146,104	1,101,996	1,199,643

The Company continues to maintain a strong cash position of $916 million at June 30, 2025 which was a decrease of $66 million over the prior quarter and an increase of $115 million over the prior year second quarter. Total debt securities of $7.231 billion at June 30, 2025 decreased $203 million, or 3 percent, during the current quarter and decreased $669 million, or 8 percent, from the prior year second quarter. Debt securities represented 25 percent of total assets at June 30, 2025 compared to 27 percent at March 31, 2025 and 28 percent at June 30, 2024.

The loan portfolio of $18.533 billion at June 30, 2025 increased $1.314 billion, or 8 percent, during the current quarter and increased $1.681 billion, or 10 percent, from the prior year second quarter. Excluding the BOID acquisition, the loan portfolio organically increased $239 million, or 6 percent annualized, during the current quarter. Excluding the BOID acquisition, the loan category with the largest dollar increase during the current quarter was commercial real estate which increased $250 million, or 2 percent over the prior quarter. Excluding the BOID acquisition and the Rocky Mountain Bank (“RMB”) acquisition on July 19, 2024, the loan portfolio organically increased $334 million, or 2 percent, since the prior year second quarter. Excluding the acquisitions, the loan category with the largest dollar increase in the last twelve months was commercial real estate which increased $368 million, or 3 percent over the prior quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024
Deposits
Non-interest bearing deposits	$6,593,728	6,100,548	6,136,709	6,093,430	493,180	457,019	500,298
NOW and DDA accounts	5,747,388	5,676,177	5,543,512	5,219,838	71,211	203,876	527,550
Savings accounts	2,956,387	2,896,378	2,845,124	2,862,034	60,009	111,263	94,353
Money market deposit accounts	3,089,115	2,816,874	2,878,213	2,858,850	272,241	210,902	230,265
Certificate accounts	3,238,576	3,140,333	3,139,821	3,064,613	98,243	98,755	173,963
Core deposits, total	21,625,194	20,630,310	20,543,379	20,098,765	994,884	1,081,815	1,526,429
Wholesale deposits	3,308	3,740	3,615	2,994	(432)	(307)	314
Deposits, total	21,628,502	20,634,050	20,546,994	20,101,759	994,452	1,081,508	1,526,743
Securities sold under agreements to repurchase	1,976,228	1,849,070	1,777,475	1,629,504	127,158	198,753	346,724
Federal Home Loan Bank advances	1,255,088	1,520,000	1,800,000	2,350,000	(264,912)	(544,912)	(1,094,912)
Other borrowed funds	62,366	62,216	62,062	64,702	150	304	(2,336)
Finance lease liabilities	19,405	20,227	21,279	23,447	(822)	(1,874)
Subordinated debentures	157,127	133,145	133,105	133,024	23,982	24,022	24,103
Other liabilities	374,003	352,563	338,218	365,459	21,440	35,785	8,544
Total liabilities	$25,472,719	24,571,271	24,679,133	24,667,895	901,448	793,586	808,866

Total deposits of $21.629 billion at June 30, 2025 increased $994 million, or 5 percent, from the prior quarter and increased $1.527 billion, or 8 percent, from the prior year second quarter. Non-interest bearing deposits of $6.594 billion increased $493 million, or 8 percent, from the prior quarter and organically increased $222 million, or 4 percent, from the prior quarter. Total repurchase agreements of $1.976 billion at June 30, 2025 increased $127 million, or 7 percent, from the prior quarter and increased $347 million, or 21 percent, from the prior year second quarter. Excluding acquisitions, total deposits and repurchase agreements organically increased $43 million, or 1 percent annualized, from the prior quarter and increased $394 million, or 2 percent, from the prior year second quarter. Non-interest bearing deposits represented 30 percent of total deposits at each of June 30, 2025, December 31, 2024 and June 30, 2024.

Subordinated debentures of $157 million, increased $24.0 million, or 18 percent, during the current quarter as a result of the acquisition of BOID. Federal Home Loan Bank (“FHLB”) advances of $1.255 billion decreased $265 million, or 17 percent, from the prior quarter and decreased $1.095 billion, or 47 percent, from the prior year second quarter. See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024
Common equity	$3,770,919	3,550,719	3,468,333	3,492,096	220,200	302,586	278,823
Accumulated other comprehensive loss	(238,655)	(263,111)	(244,479)	(354,651)	24,456	5,824	115,996
Total stockholders’ equity	3,532,264	3,287,608	3,223,854	3,137,445	244,656	308,410	394,819
Goodwill and core deposit intangible, net	(1,186,350)	(1,099,229)	(1,102,500)	(1,066,790)	(87,121)	(83,850)	(119,560)
Tangible stockholders’ equity	$2,345,914	2,188,379	2,121,354	2,070,655	157,535	224,560	275,259

Stockholders’ equity to total assets	12.18%	11.80%	11.55%	11.28%
Tangible stockholders’ equity to total tangible assets	8.43%	8.18%	7.92%	7.74%
Book value per common share	$29.80	28.96	28.43	27.67	0.84	1.37	2.13
Tangible book value per common share	$19.79	19.28	18.71	18.26	0.51	1.08	1.53

Tangible stockholders’ equity of $2.346 billion at June 30, 2025 increased $158 million, or 7 percent, compared to the prior quarter and was primarily due to $205 million of Company stock issued in connection with the acquisition of BOID, and was partially offset by the increase in goodwill and core deposits associated with the BOID acquisition. Tangible book value per common share of $19.79 at the current quarter end increased $0.51 per share, or 3 percent, from the prior quarter and increased $1.53 per share, or 8 percent, from the prior year second quarter.

Cash Dividend
On June 24, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable July 17, 2025 to shareholders of record on July 8, 2025. The dividend was the Company’s 161st consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2025
Compared to March 31, 2025, and June 30, 2024

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Mar 31, 2025	Jun 30, 2024
Net interest income
Interest income	$308,115	289,925	273,834	18,190	34,281
Interest expense	100,499	99,946	107,356	553	(6,857)
Total net interest income	207,616	189,979	166,478	17,637	41,138
Non-interest income
Service charges and other fees	20,405	18,818	19,422	1,587	983
Miscellaneous loan fees and charges	5,067	4,664	4,821	403	246
Gain on sale of loans	4,273	4,311	4,669	(38)	(396)
Gain on sale of investments	—	—	(12)	—	12
Other income	3,199	4,849	3,304	(1,650)	(105)
Total non-interest income	32,944	32,642	32,204	302	740
Total income	$240,560	222,621	198,682	17,939	41,878
Net interest margin (tax-equivalent)	3.21%	3.04%	2.68%

Net Interest Income
Net interest income of $208 million for the current quarter increased $17.6 million, or 9 percent, from the prior quarter net interest income of $190 million and increased $41.1 million, or 25 percent, from the prior year second quarter net interest income of $166 million. The current quarter interest income of $308 million increased $18.2 million, or 6 percent, over the prior quarter and increased $34.3 million, or 13 percent, over the prior year second quarter, both increases primarily due to the increase in the loan yields and the increase in average balances of the loan portfolio. The loan yield of 5.86 percent in the current quarter increased 9 basis points from the prior quarter loan yield of 5.77 percent and increased 28 basis points from the prior year second quarter loan yield of 5.58 percent.

The current quarter interest expense of $100 million increased $553 thousand or 55 basis points, over the prior quarter primarily due to an increase in average deposit balances. The current quarter interest expense decreased $6.9 million, or 6 percent, over the prior year second quarter and was primarily the result of lower average wholesale borrowings and a decrease in deposit costs. Core deposit cost (including non-interest bearing deposits) was 1.25 percent for both the current and prior quarters compared to 1.36 percent in the prior year second quarter. The total cost of funding (including non-interest bearing deposits) of 1.63 percent in the current quarter decreased 5 basis points from the prior quarter and decreased 17 basis points from the prior year second quarter.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.21 percent, an increase of 17 basis points from the prior quarter net interest margin of 3.04 percent and was primarily driven by an increase in loan yields and a decrease in total cost of funding. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was an increase of 53 basis points from the prior year second quarter net interest margin of 2.68 percent and was also primarily driven by the increase in loan yields and the decrease in total cost of funding. Core net interest margin excludes the impact from discount accretion and non-accrual interest. Excluding the 3 basis points from discount accretion, the core net interest margin was 3.18 percent in the current quarter compared to 2.99 percent in the prior quarter and 2.63 in the prior year second quarter.

Non-interest Income
Non-interest income for the current quarter totaled $32.9 million, which was an increase of $302 thousand, or 1 percent, over the prior quarter and an increase of $740 thousand, or 2 percent, over the prior year second quarter. Service charges and other fees of $20.4 million for the current quarter increased $1.6 million, or 8 percent, compared to the prior quarter and increased $983 thousand, or 5 percent, compared to the prior year second quarter. Gain on the sale of residential loans of $4.3 million for the current quarter decreased $38 thousand, or 88 basis points, compared to the prior quarter and decreased $396 thousand, or 8 percent, from the prior year second quarter. Other income of $3.2 million decreased $1.7 million, or 34 percent, over the prior quarter primarily due to other income of $1.1 million related to bank owned life insurance proceeds in the prior quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Mar 31, 2025	Jun 30, 2024
Compensation and employee benefits	$94,355	91,443	84,434	2,912	9,921
Occupancy and equipment	12,558	12,294	11,594	264	964
Advertising and promotions	4,394	4,144	4,362	250	32
Data processing	9,883	9,138	9,387	745	496
Other real estate owned	26	63	149	(37)	(123)
Regulatory assessments and insurance	5,847	5,534	5,393	313	454
Intangibles amortization	3,624	3,270	3,017	354	607
Other expenses	24,432	25,432	22,616	(1,000)	1,816
Total non-interest expense	$155,119	151,318	140,952	3,801	14,167

Total non-interest expense of $155 million for the current quarter increased $3.8 million, or 3 percent, over the prior quarter and increased $14.2 million, or 10 percent, over the prior year second quarter. Compensation and employee benefits of $94.4 million increased by $2.9 million, or 3 percent, over the prior quarter primarily attributable to increased costs from the BOID acquisition. Compensation and employee benefits increased $9.9 million, or 12 percent, from the prior year second quarter and was primarily driven by annual salary increases and increases in staffing levels from current and prior year acquisitions.

Other expenses of $24.4 million decreased $1.0 million, or 4 percent, from the prior quarter and increased $1.8 million, or 8 percent, from the prior year second quarter. Acquisition-related expense was $3.2 million in the current quarter compared to $587 thousand in the prior quarter and $1.8 million in the prior year second quarter. The current quarter other expenses included $1.6 million of gain from the sale of a former branch facility compared to a $1.2 million gain in the prior quarter and a $2.0 million gain in the prior year second quarter.

Efficiency Ratio
The efficiency ratio was 62.08 percent in the current quarter compared to 65.49 percent in the prior quarter and 67.97 percent in the prior year second quarter. The decrease from the prior quarter and the prior year second quarter was principally driven by the increase in net interest income which outpaced the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2025	$18,009	$1,645	1.22%	0.29%	0.17%
First quarter 2025	6,154	1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%
Third quarter 2023	5,095	2,209	1.19%	0.09%	0.15%

Net charge-offs for the current quarter were $1.6 million compared to $1.8 million in the prior quarter and $2.9 million for the prior year second quarter. The current quarter net charge-offs included $1.5 million in deposit overdraft net charge-offs and $111 thousand of net loan charge-offs.

The current quarter provision for credit loss expense of $20.3 million included $14.6 million of credit loss expense on loans and $2.1 million of credit loss expense on unfunded loan commitments from the acquisition of BOID. Excluding the acquisition of BOID, the current quarter credit loss expense was $3.6 million, including $3.4 million of credit loss expense on loans and $159 thousand of credit loss expense on unfunded commitments.

The allowance for credit losses (“ACL”) on loans as a percentage of total loans outstanding at June 30, 2025 and March 31, 2025 was 1.22 percent compared to 1.19 percent at June 30, 2024. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts, actual results, and other environmental factors will continue to determine the level of the provision for credit losses for loans. The determination of the ACL on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months Ended June 30, 2025
Compared to June 30, 2024

Income Summary
The following table summarizes income for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	$ Change	% Change
Net interest income
Interest income	$598,040	553,236	44,804	8%
Interest expense	200,445	220,278	(19,833)	(9)%
Total net interest income	397,595	332,958	64,637	19%
Non-interest income
Service charges and other fees	39,223	37,985	1,238	3%
Miscellaneous loan fees and charges	9,731	9,183	548	6%
Gain on sale of loans	8,584	8,031	553	7%
Gain on sale of debt securities	—	4	(4)	(100)%
Other income	8,048	6,990	1,058	15%
Total non-interest income	65,586	62,193	3,393	5%
Total income	$463,181	395,151	68,030	17%
Net interest margin (tax-equivalent)	3.12%	2.64%

Net Interest Income
Net-interest income of $398 million for the first half of 2025 increased $64.6 million, or 19 percent, from the prior year and was primarily driven by increased interest income and decreased interest expense. Interest income of $598 million for the first half of 2025 increased $44.8 million, or 8 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.82 percent during the first half of 2025, an increase of 30 basis points from the prior year first half loan yield of 5.52 percent.

Interest expense of $200 million for the first half of 2025 decreased $19.8 million, or 9 percent, over the same period in the prior year and was primarily the result of lower interest rates on deposits and a decreases in higher cost borrowings. Core deposit cost (including non-interest bearing deposits) was 1.25 percent for the first half of 2025, which was a decrease of 10 basis points over the first half of the prior year core deposit costs of 1.35 percent. The total funding cost (including non-interest bearing deposits) for the first half of 2025 was 1.65 percent, which was a decrease of 17 basis points over the first half of the prior year funding cost of 1.82 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first half of 2025 was 3.12 percent, a 48 basis points increase from 2.64 percent for the first half of the prior year. Excluding the 4 basis points from discount accretion, the core net interest margin was 3.08 percent in the first half of the current year compared to 2.60 percent in the prior year first half. The increase in net interest margin from the prior year was primarily driven by increased loan yields and decreased funding costs combined with a shift in earning asset mix to higher yielding loans and a shift in funding liabilities to lower cost deposits.

Non-interest Income
Non-interest income of $65.6 million for the first half of 2025 increased $3.4 million, or 5 percent, over the same period in the prior year. Service charges and other fees of $39.2 million for the first half of 2025 increased $1.2 million, or 3 percent, over the first half of the prior year. Gain on sale of residential loans of $8.6 million for the first half of 2025 increased by $553 thousand, or 7 percent, over the first half of the prior year. Other income of $8.0 million for the first half of 2025 increased $1.1 million over the prior year first half and was primarily due to other income of $1.1 million related to bank owned life insurance proceeds in the current year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	$ Change	% Change
Compensation and employee benefits	$185,798	$170,223	$15,575	9%
Occupancy and equipment	24,852	23,477	1,375	6%
Advertising and promotions	8,538	8,345	193	2%
Data processing	19,021	18,546	475	3%
Other real estate owned	89	174	(85)	(49)%
Regulatory assessments and insurance	11,381	13,154	(1,773)	(13)%
Intangibles amortization	6,894	5,777	1,117	19%
Other expenses	49,864	53,099	(3,235)	(6)%
Total non-interest expense	$306,437	$292,795	$13,642	5%

Total non-interest expense of $306 million for the first half of 2025 increased $13.6 million, or 5 percent, over the same period in the prior year. Compensation and employee benefits expense of $186 million in the first half of 2025 increased $15.6 million, or 9 percent, over the same period in the prior year and was primarily driven by annual salary increases and staffing increases from acquisitions. Regulatory assessment and insurance expense of $11.4 million for the first half of 2025 decreased $1.8 million, or 13 percent, from the prior year first half primarily as a result of adjustments to the FDIC special assessment. Other expenses of $49.9 million for the first half of 2025 decreased $3.2 million, or 6 percent, from the first half of the prior year and was primarily driven by an decrease of $3.7 million of acquisition-related expenses.

Efficiency Ratio
The efficiency ratio was 63.72 percent for the first half of 2025 compared to 71.17 percent for the same period of 2024. The decrease from the prior year was primarily attributable to the increase in net interest income that outpaced the increase in non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $28.1 million for the first half of 2025, an increase of $16.3 million, or 139 percent, over the same period in the prior year. Included in the current year provision for credit losses was $16.7 million from the acquisition of BOID and included in the prior year was $5.3 million from the acquisition of Wheatland Bank. Net charge-offs for the first half of 2025 were $3.4 million compared to $6.0 million in the first half of 2024.

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

Debt Securities
Debt securities classified as available-for-sale are carried at estimated fair value and debt securities classified as held-to-maturity are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$425,300	6%	$468,433	6%	$457,508	6%
U.S. government sponsored enterprises	315,982	4%	310,154	4%	301,583	4%
State and local governments	70,704	1%	68,680	1%	95,639	1%
Corporate bonds	14,633	1%	14,503	1%	14,240	1%
Residential mortgage-backed securities	2,187,864	30%	2,355,516	31%	2,558,020	32%
Commercial mortgage-backed securities	1,010,497	14%	1,027,919	14%	1,072,551	14%
Total available-for-sale	4,024,980	56%	4,245,205	57%	4,499,541	58%
Held-to-maturity
U.S. government and federal agency	862,536	12%	859,432	11%	856,307	11%
State and local governments	1,600,848	22%	1,619,850	21%	1,636,726	20%
Residential mortgage-backed securities	742,749	10%	815,565	11%	907,370	11%
Total held-to-maturity	3,206,133	44%	3,294,847	43%	3,400,403	42%
Total debt securities	$7,231,113	100%	$7,540,052	100%	$7,899,944	100%

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

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$421,405	360,393	429,267	379,793
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,201,776	1,011,963	1,207,309	1,046,083
S&P: A+, A, A- / Moody’s: A1, A2, A3	43,435	42,941	48,143	47,345
Not rated by either entity	8,046	7,842	6,868	6,617
Total	$1,674,662	1,423,139	1,691,587	1,479,838

State and local government securities largely consist of general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$334,982	304,360	348,129	322,414
General obligation - limited	170,442	144,032	172,537	151,445
Revenue	1,133,899	944,450	1,135,421	974,076
Certificate of participation	35,289	30,247	35,443	31,846
Other	50	50	57	57
Total	$1,674,662	1,423,139	1,691,587	1,479,838

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$369,595	319,897	370,189	329,252
Texas	115,873	98,699	118,219	104,938
California	110,617	97,365	111,324	101,021
Washington	89,671	78,910	92,198	82,872
Michigan	79,586	66,810	79,987	69,527
All other states	909,320	761,458	919,670	792,228
Total	$1,674,662	1,423,139	1,691,587	1,479,838

The following table presents the carrying amount and weighted-average yield of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2025. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$415,516	1.09%	$1,576	2.52%	$1,670	4.84%	$6,538	3.86%	$—	—%	$425,300	1.15%
U.S. government sponsored enterprises	205,054	1.23%	110,928	1.39%	—	—%	—	—%	—	—%	315,982	1.29%
State and local governments	13,438	1.50%	17,963	1.97%	18,287	3.10%	21,016	2.64%	—	—%	70,704	2.39%
Corporate bonds	9,963	3.66%	—	—%	3,911	4.00%	759	0.46%	—	—%	14,633	3.59%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,187,864	1.07%	2,187,864	1.07%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,010,497	3.73%	1,010,497	3.73%
Total available-for-sale	643,971	1.18%	130,467	1.48%	23,868	3.36%	28,313	2.86%	3,198,361	1.89%	4,024,980	1.78%
Held-to-maturity
U.S. government and federal agency	—	—%	862,536	1.16%	—	—%	—	—%	—	—%	862,536	1.16%
State and local governments	9,887	3.42%	100,596	3.58%	238,847	3.45%	1,251,518	3.01%	—	—%	1,600,848	3.11%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	742,749	0.98%	742,749	0.98%
Total held-to-maturity	9,887	3.42%	963,132	1.42%	238,847	3.45%	1,251,518	3.01%	742,749	0.98%	3,206,133	2.09%
Total debt securities	$653,858	1.22%	$1,093,599	1.42%	$262,715	3.44%	$1,279,831	3.00%	$3,941,110	1.73%	$7,231,113	1.91%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its available-for-sale debt securities with unrealized losses as of June 30, 2025, the Company determined the decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the held-to-maturity debt securities portfolio; therefore, no ACL has been recognized at June 30, 2025.

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

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of June 30, 2025, the Company determined that none of such securities were impaired.

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

	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,931,554	11%	$1,858,929	11%	$1,771,528	11%
Commercial real estate	11,935,109	65%	10,963,713	64%	10,713,964	64%
Other commercial	3,303,889	18%	3,119,535	18%	3,066,028	18%
Home equity	975,429	5%	930,994	6%	905,884	6%
Other consumer	386,759	2%	388,678	2%	394,587	2%
Loans receivable	18,532,740	101%	17,261,849	101%	16,851,991	101%
Allowance for credit losses	(226,799)	(1)%	(206,041)	(1)%	(200,955)	(1)%
Loans receivable, net	$18,305,941	100%	$17,055,808	100%	$16,651,036	100%

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio follows.

	June 30, 2025
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$1,084,001	$792,538	$1,876,539	15.7%
Multi-family	149,569	1,137,818	1,287,387	10.8%
Industrial and warehouse	832,137	398,684	1,230,821	10.3%
Retail	404,696	841,748	1,246,444	10.4%
Medical and nursing	312,333	291,651	603,984	5.1%
Mini and RV Storage	38,575	592,648	631,223	5.3%
Agriculture real estate	667,903	—	667,903	5.6%
Hotel	8,074	549,393	557,467	4.7%
Land	112,753	381,958	494,711	4.1%
Restaurant and entertainment	227,583	90,925	318,508	2.7%
Automotive and transportation	308,800	52,696	361,496	3.0%
Other commercial real estate	2,136,664	521,962	2,658,626	22.3%
Total commercial real estate	$6,283,088	$5,652,021	$11,935,109	100%

The following table summarizes the Company’s CRE portfolio by geographic location, including occupancy as of the date indicated:

(Dollars in thousands)	June 30, 2025
	Amount	Percent of total CRE
Montana	$3,041,617	25.5%
Utah	1,958,144	16.4%
Idaho	2,320,050	19.4%
Arizona	1,353,360	11.3%
Colorado	1,105,620	9.3%
Wyoming	770,057	6.5%
Nevada	759,624	6.4%
Washington	626,637	5.3%
Total commercial real estate	$11,935,109	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our eight-state footprint. Specifically, our CRE portfolio has an average loan balance of $787 thousand with an average loan-to-value ratio (“LTV”) of 58% as of June 30, 2025.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Other real estate owned and foreclosed assets	$1,879	1,153	1,164	630
Accruing loans 90 days or more past due	11,371	5,289	6,177	4,692
Non-accrual loans	35,356	32,896	20,445	12,686
Total non-performing assets	$48,606	39,338	27,786	18,008
Non-performing assets as a percentage of subsidiary assets	0.17%	0.14%	0.10%	0.06%
ACL as a percentage of non-performing loans	485%	551%	774%	1,116%
Accruing loans 30-89 days past due	$54,403	46,458	32,228	49,678
U.S. government guarantees included in non-performing assets	$2,651	685	748	1,228
Interest income [1]	$1,016	468	1,142	354
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of subsidiary assets at June 30, 2025 was 0.17 percent compared to 0.14 percent in the prior quarter and 0.06 percent in the prior year second quarter. Non-performing assets of $48.6 million at June 30, 2025 increased $9.3 million, or 24 percent, over the prior quarter and increased $30.6 million, or 170 percent, over the prior year second quarter.

Early stage delinquencies (accruing loans 30-89 days past due) as a percentage of loans at June 30, 2025 were 0.28 percent compared to 0.27 percent for the prior quarter end and 0.29 percent for the prior year second quarter. Early stage delinquencies of $54.4 million at June 30, 2025 increased $7.9 million from the prior quarter and decreased $4.7 million from prior year second quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
The Company identifies loans modified to borrowers experiencing financial difficulty (“MBFD”). The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: current payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at June 30, 2025 had an amortized cost of $15.2 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2025 was $1,514 thousand. The fair value of the loan collateral acquired in foreclosure during 2025 was $1,397 thousand. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Balance at beginning of period	$1,164	1,164	1,503	1,503
Additions	1,397	30	879	104
Capital improvements	—	—	1	1
Write-downs	—	—	(16)	(16)
Sales	(682)	(41)	(1,203)	(962)
Balance at end of period	$1,879	1,153	1,164	630

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2025			December 31, 2024			June 30, 2024
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$27,915	12%	10%	$25,181	11%	11%	$24,653	12%	11%
Commercial real estate	152,189	67%	65%	138,545	64%	64%	136,346	68%	64%
Other commercial	28,316	13%	18%	24,400	18%	18%	22,219	11%	18%
Home equity	11,701	5%	5%	11,402	5%	5%	11,261	6%	5%
Other consumer	6,678	3%	2%	6,513	2%	2%	6,476	3%	2%
Total	$226,799	100%	100%	$206,041	100%	100%	$200,955	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Balance at beginning of period	$206,041	206,041	192,757	192,757
Acquisitions	35	—	3	3
Provision for credit losses	24,163	6,154	27,179	14,157
Net (charge-offs) recoveries
Residential real estate	192	62	(6)	20
Commercial real estate	311	356	(2,828)	(370)
Other commercial	(685)	(480)	(3,956)	(2,349)
Home equity	33	23	5	49
Other consumer	(3,291)	(1,756)	(7,113)	(3,312)
Net charge-offs	(3,440)	(1,795)	(13,898)	(5,962)
Balance at end of period	$226,799	210,400	206,041	200,955
ACL as a percentage of total loans	1.22%	1.22%	1.19%	1.19%
Non-accrual loans as a percentage of total loans	0.19%	0.19%	0.12%	0.08%
ACL as a percentage of non-accrual loans	641.47%	639.59%	1,007.78%	1584.07%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Residential real estate	—%	—%	—%	—%
Commercial real estate	—%	—%	(0.03)%	—%
Other commercial	(0.02)%	(0.02)%	(0.13)%	(0.08)%
Home equity	—%	—%	—%	0.01%
Other consumer	(0.86)%	(0.46)%	(1.79)%	(0.84)%
Total net (charge-offs) recoveries	(0.02)%	(0.01)%	(0.08)%	(0.04)%

The provision for credit loss expense was $28.1 million for the first half of 2025, an increase of $16.3 million, or 139 percent, over the same period in the prior year. Included in the current year provision for credit losses was $16.6 million from the acquisition of BOID and included in the prior year was $5.3 million from the acquisition of Wheatland Bank. Net charge-offs for the first half of 2025 were $3.4 million compared to $6.0 million in the first half of 2024.

The ACL on loans as a percentage of total loans outstanding was 1.22 percent at both June 30, 2025 and March 31, 2025 compared to 1.19 percent at June 30, 2024. The Company’s ACL of $227 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2025 and 2024, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 247 locations, including 206 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the effects of changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

For additional information regarding the ACL, its relation to credit loss expense and risks related to asset quality, see Note 3 to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”’

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024
Custom and owner occupied construction	$254,790	$233,584	$242,844	$233,978	9%	5%	9%
Pre-sold and spec construction	208,106	200,921	191,926	198,219	4%	8%	5%
Total residential construction	462,896	434,505	434,770	432,197	7%	6%	7%
Land development	176,925	177,448	197,369	209,794	—%	(10)%	(16)%
Consumer land or lots	229,823	197,553	187,024	190,781	16%	23%	20%
Unimproved land	127,550	115,528	113,532	108,763	10%	12%	17%
Developed lots for operative builders	73,053	64,782	61,661	57,140	13%	18%	28%
Commercial lots	175,929	95,574	99,243	99,036	84%	77%	78%
Other construction	753,056	714,151	693,461	810,536	5%	9%	(7)%
Total land, lot, and other construction	1,536,336	1,365,036	1,352,290	1,476,050	13%	14%	4%
Owner occupied	3,529,536	3,182,589	3,197,138	3,087,814	11%	10%	14%
Non-owner occupied	4,283,986	4,054,107	4,053,996	3,941,786	6%	6%	9%
Total commercial real estate	7,813,522	7,236,696	7,251,134	7,029,600	8%	8%	11%
Commercial and industrial	1,545,498	1,392,365	1,395,997	1,400,896	11%	11%	10%
Agriculture	1,167,611	1,016,081	1,024,520	962,384	15%	14%	21%
First lien	2,590,433	2,499,494	2,481,918	2,353,912	4%	4%	10%
Junior lien	80,170	85,343	76,303	56,049	(6)%	5%	43%
Total 1-4 family	2,670,603	2,584,837	2,558,221	2,409,961	3%	4%	11%
Multifamily residential	975,785	874,071	895,242	1,027,962	12%	9%	(5)%
Home equity lines of credit	1,048,595	989,043	1,005,783	974,000	6%	4%	8%
Other consumer	197,744	188,388	209,457	220,755	5%	(6)%	(10)%
Total consumer	1,246,339	1,177,431	1,215,240	1,194,755	6%	3%	4%
States and political subdivisions	973,145	1,001,058	983,601	777,426	(3)%	(1)%	25%
Other	188,743	176,961	183,894	180,505	7%	3%	5%
Total loans receivable, including loans held for sale	18,580,478	17,259,041	17,294,909	16,891,736	8%	7%	10%
Less loans held for sale [1]	(47,738)	(40,523)	(33,060)	(39,745)	18%	44%	20%
Total loans receivable	$18,532,740	$17,218,518	$17,261,849	$16,851,991	8%	7%	10%
______________________________
1 Loans held for sale are primarily First lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Jun 30, 2025	Jun 30, 2025	Jun 30, 2025
Custom and owner occupied construction	$235	194	198	206	189	46	—
Pre-sold and spec construction	2,806	2,896	2,132	2,908	2,043	763	—
Total residential construction	3,041	3,090	2,330	3,114	2,232	809	—
Land development	885	935	966	—	875	10	—
Consumer land or lots	460	173	78	429	164	296	—
Developed lots for operative builders	531	531	531	608	—	531	—
Commercial lots	47	47	47	47	—	47	—
Other construction	—	—	—	25	—	—	—
Total land, lot and other construction	1,923	1,686	1,622	1,109	1,039	884	—
Owner occupied	4,412	3,601	2,979	1,992	4,407	5	—
Non-owner occupied	1,206	2,235	2,235	257	—	—	1,206
Total commercial real estate	5,618	5,836	5,214	2,249	4,407	5	1,206
Commercial and industrial	14,764	12,367	2,069	2,044	13,452	1,243	69
Agriculture	6,603	2,382	2,335	2,442	2,141	4,462	—
First lien	10,549	8,752	9,053	2,923	7,856	2,162	531
Junior lien	533	296	315	492	293	240	—
Total 1-4 family	11,082	9,048	9,368	3,415	8,149	2,402	531
Multifamily residential	398	400	389	385	398	—	—
Home equity lines of credit	4,016	3,479	3,465	2,145	2,834	1,182	—
Other consumer	921	1,003	955	1,089	704	144	73
Total consumer	4,937	4,482	4,420	3,234	3,538	1,326	73
Other	240	47	39	16	—	240	—
Total	$48,606	39,338	27,786	18,008	35,356	11,371	1,879

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024
Custom and owner occupied construction	$385	$786	$969	$1,323	(51)%	(60)%	(71)%
Pre-sold and spec construction	—	—	564	816	n/m	(100)%	(100)%
Total residential construction	385	786	1,533	2,139	(51)%	(75)%	(82)%
Land development	170	—	1,450	—	n/m	(88)%	n/m
Consumer land or lots	1,210	1,026	402	411	18%	201%	194%
Unimproved land	75	32	36	158	134%	108%	(53)%
Developed lots for operative builders	—	—	214	—	n/m	(100)%	n/m
Commercial lots	—	189	—	—	(100)%	n/m	n/m
Other construction	7,840	—	—	21	n/m	n/m	37,233%
Total land, lot and other construction	9,295	1,247	2,102	590	645%	342%	1,475%
Owner occupied	3,903	3,786	2,867	4,326	3%	36%	(10)%
Non-owner occupied	13,806	346	5,037	8,119	3,890%	174%	70%
Total commercial real estate	17,709	4,132	7,904	12,445	329%	124%	42%
Commercial and industrial	6,711	5,358	6,194	17,591	25%	8%	(62)%
Agriculture	8,243	5,731	744	5,288	44%	1,008%	56%
First lien	3,583	14,826	6,326	2,637	(76)%	(43)%	36%
Junior lien	—	1,023	214	17	(100)%	(100)%	(100)%
Total 1-4 family	3,583	15,849	6,540	2,654	(77)%	(45)%	35%
Home equity lines of credit	5,482	6,993	3,731	5,432	(22)%	47%	1%
Other consumer	1,615	1,824	1,775	2,192	(11)%	(9)%	(26)%
Total consumer	7,097	8,817	5,506	7,624	(20)%	29%	(7)%
States and political subdivisions	—	3,220	—	—	(100)%	n/m	n/m
Other	1,380	1,318	1,705	1,347	5%	(19)%	2%
Total	$54,403	$46,458	$32,228	$49,678	17%	69%	10%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Jun 30, 2024	Jun 30, 2025	Jun 30, 2025
Pre-sold and spec construction	$50	—	(4)	(4)	51	1
Land development	(341)	(341)	1,095	(1)	—	341
Consumer land or lots	(3)	(3)	(22)	(22)	—	3
Unimproved land	—	—	1,338	5	—	—
Commercial lots	—	—	319	319	—	—
Total land, lot and other construction	(344)	(344)	2,730	301	—	344
Owner occupied	(1)	(1)	(73)	(73)	—	1
Non-owner occupied	(8)	(6)	2	(2)	—	8
Total commercial real estate	(9)	(7)	(71)	(75)	—	9
Commercial and industrial	26	92	1,422	644	827	801
Agriculture	(109)	(1)	64	68	—	109
First lien	(79)	(69)	32	(22)	1	80
Junior lien	(137)	(5)	(65)	(55)	—	137
Total 1-4 family	(216)	(74)	(33)	(77)	1	217
Home equity lines of credit	(20)	(20)	69	1	10	30
Other consumer	656	276	1,078	493	789	133
Total consumer	636	256	1,147	494	799	163
Other	3,406	1,873	8,643	4,611	5,558	2,152
Total	$3,440	1,795	13,898	5,962	7,236	3,796

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

	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,593,728	30%	$6,136,709	30%	$6,093,430	30%
NOW and DDA accounts	5,747,388	27%	5,543,512	27%	5,219,838	26%
Savings accounts	2,956,387	14%	2,845,124	14%	2,862,034	14%
Money market deposit accounts	3,089,115	14%	2,878,213	14%	2,858,850	14%
Certificate accounts	3,238,576	15%	3,139,821	15%	3,064,613	16%
Wholesale deposits	3,308	—%	3,615	—%	2,994	—%
Total interest bearing deposits	15,034,774	70%	14,410,285	70%	14,008,329	70%
Total deposits	$21,628,502	100%	$20,546,994	100%	$20,101,759	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2025. The subordinated debentures outstanding as of June 30, 2025 were $157 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2025 and determined its ACL of $24.3 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
FHLB advances
Borrowing capacity	$4,383,474	4,355,976
Amount utilized	(1,255,000)	(1,800,000)
Letters of credit and other pledged collateral	(11,459)	(6,165)
Amount available	$3,117,015	2,549,811
FRB discount window
Borrowing capacity	$1,700,260	1,860,932
Amount utilized	—	—
Amount available	$1,700,260	1,860,932
Unsecured lines of credit available	$530,000	525,000
Unencumbered debt securities
U.S. government and federal agency	$477,608	608,979
U.S. government sponsored enterprises	307,681	301,990
State and local governments	817,463	907,832
Corporate bonds	14,638	14,503
Residential mortgage-backed securities	237,251	615,310
Commercial mortgage-backed securities	828,415	837,169
Total unencumbered debt securities [1]	$2,683,056	3,285,783
____________________________
1 Total unencumbered debt securities at June 30, 2025, included $1.5 billion classified as available for sale and $1.2 billion classified as held to maturity. Total unencumbered debt securities at December 31, 2024, included $1.6 billion classified as available for sale, and $1.6 billion classified as held to maturity.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 118,550,475 have been issued as of June 30, 2025. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2025. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2025, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2025:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.83%	12.62%	12.62%	9.47%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Income before income taxes	$128,663	90,589
Federal and state income tax expense	21,314	13,254
Net income	$107,349	77,335
Effective tax rate [1]	16.6%	14.6%
Income from tax-exempt debt securities, municipal loans and leases	$41,975	42,139
Benefits from federal income tax credits	$16,610	13,985
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense of $21.3 million for the first half of 2025 increased $8.1 million, or 61 percent, over the same period in the prior year. The effective tax rate for the first half of 2025 was 16.6 percent compared to 14.6 percent for the same period in the prior year. The increase in tax expense and the increase in the effective tax rate was primarily the result of an increase in the pre-tax income.

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

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$5,192	31,334	405	564	37,495
2027	5,370	30,392	220	564	36,546
2028	3,354	28,031	43	—	31,428
2029	1,758	26,656	43	—	28,457
2030	1,068	25,136	43	—	26,247
Thereafter	—	77,092	106	—	77,198
	$16,742	218,641	860	1,128	237,371

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2025			June 30, 2025
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,940,514	$25,361	5.23%	$1,913,157	$49,636	5.19%
Commercial loans [1]	14,884,885	216,385	5.83%	14,490,240	415,306	5.78%
Consumer and other loans	1,336,030	23,790	7.14%	1,319,451	46,406	7.09%
Total loans [2]	18,161,429	265,536	5.86%	17,722,848	511,348	5.82%
Tax-exempt investment securities [3]	1,594,895	13,999	3.51%	1,599,845	27,935	3.49%
Taxable investment securities [4,5]	6,645,312	32,045	1.93%	6,795,105	65,643	1.93%
Total earning assets	26,401,636	311,580	4.73%	26,117,798	604,926	4.67%
Goodwill and intangibles	1,153,466			1,127,279
Non-earning assets	918,007			883,125
Total assets	$28,473,109			$28,128,202
Liabilities
Non-interest bearing deposits	$6,256,245	$—	—%	$6,123,604	$—	—%
NOW and DDA accounts	5,674,990	16,045	1.13%	5,600,895	31,110	1.12%
Savings accounts	2,904,389	5,402	0.75%	2,883,150	10,561	0.74%
Money market deposit accounts	3,000,487	15,389	2.06%	2,925,396	28,915	1.99%
Certificate accounts	3,211,418	28,667	3.58%	3,181,971	57,742	3.66%
Total core deposits	21,047,529	65,503	1.25%	20,715,016	128,328	1.25%
Short-term borrowings
Wholesale deposits [6]	5,618	66	4.67%	4,615	106	4.62%
Repurchase agreements	1,898,841	14,109	2.98%	1,870,962	27,842	3.00%
FHLB advances	1,494,781	17,806	4.71%	1,618,702	38,525	4.73%
Total short-term borrowings	3,399,240	31,981	3.72%	3,494,279	66,473	3.78%
Long-term borrowings
Subordinated debentures and other borrowed funds	231,902	3,015	5.21%	224,031	5,644	5.08%
Total interest bearing liabilities	24,678,671	100,499	1.63%	24,433,326	200,445	1.65%
Other liabilities	338,289			332,558
Total liabilities	25,016,960			24,765,884
Stockholders’ Equity
Stockholders’ equity	3,456,149			3,362,318
Total liabilities and stockholders’ equity	$28,473,109			$28,128,202
Net interest income (tax-equivalent)		$211,081			$404,481
Net interest spread (tax-equivalent)			3.10%			3.02%
Net interest margin (tax-equivalent)			3.21%			3.12%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.6 million and $3.1 million on tax-exempt municipal loan and lease income for the six months ended June 30, 2025, and June 30, 2024 respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.7 million and $3.5 million on tax-exempt debt securities income for the six months ended June 30, 2025, and June 30, 2024 respectively.
4Includes interest income of $4.8 million and $11.0 million on average interest-bearing cash balances of $433.7 million and $0.5 billion for the three months ended June 30, 2025, and June 30, 2024 respectively.
5Includes tax effect of $151 thousand and $301 thousand on federal income tax credits for the six months ended June 30, 2025, and June 30, 2024 respectively.
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

	Six Months ended June 30, 2025
	2025 vs. 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$3,388	3,730	7,118
Commercial loans (tax-equivalent)	21,450	20,872	42,322
Consumer and other loans	834	3,035	3,869
Investment securities (tax-equivalent)	(10,281)	655	(9,626)
Total interest income	15,391	28,292	43,683
Interest expense
NOW and DDA accounts	1,937	(2,473)	(536)
Savings accounts	(162)	(946)	(1,108)
Money market deposit accounts	(168)	223	55
Certificate accounts	3,021	(8,047)	(5,026)
Wholesale deposits	21	(20)	1
Repurchase agreements	5,130	(3,452)	1,678
FHLB advances	10,380	(283)	10,097
FRB Bank Term Funding	(27,097)	—	(27,097)
Subordinated debentures and other borrowed funds	20	2,083	2,103
Total interest expense	(6,918)	(12,915)	(19,833)
Net interest income (tax-equivalent)	$22,309	41,207	63,516

Net interest income (tax-equivalent) decreased $63.5 million for the six months ended June 30, 2025 compared to the same period in 2024. The interest income for the first six months of the current year increased over the same period in the prior year, primarily from increased loan yields and loan growth. The decrease in interest expense for the first six months of the current year compared to prior year was primarily the result of a decrease in interest rates and the pay down of the FRB Bank Term Funding in the prior year.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of June 30, 2025.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	0.33%	(0.37%)
-200 bp Rate ramp	0.58%	(1.52%)
-200 bp Rate shock	(0.74%)	(4.19%)
-100 bp Rate shock	(0.46%)	(2.12%)
+100 bp Rate shock	2.02%	3.34%
+200 bp Rate shock	1.69%	4.25%
+200 bp Rate ramp	0.29%	1.67%
+400 bp Rate ramp	0.27%	0.19%
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2025.

The Company acquired Bank of Idaho Holding Co. and its wholly-owned subsidiary, Bank of Idaho, (collectively “BOI”) during the second quarter of 2025. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 BOI’s internal control over financial reporting associated with total assets of $1.3 billion, or 4% of the Company’s total consolidated assets, and net interest income of $9.2 million, or 2% of the Company’s total consolidated net interest income.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from the risk factor previously disclosed in the Company’s 2024 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The risks and uncertainties described in those reports should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)Not Applicable

Item 3. Defaults upon Senior Securities

(a)Not Applicable

(b)Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)Not Applicable

(b)Not Applicable

(c)None

Item 6. Exhibits

10.1    2025 Stock Incentive Plan

10.2    Form of Restricted Share Units Award Agreement under 2025 Stock Incentive Plan

10.3    Form of Restricted Share Units Award Agreement under 2025 Stock Incentive Plan (409A Exempt)

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

GLACIER BANCORP, INC.

August 1, 2025	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 1, 2025	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO