Form 10-Q
period 2025-09-30
GLACIER BANCORP, INC.
filed 2025-10-31
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 21, 2025 was 129,941,364. No preferred shares are issued or outstanding.

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
GNTY - Guaranty Bancshares, Inc.
Guaranty - Guaranty Bank & Trust
HTM - Held-to-maturity
Interest rate locks - residential real estate derivatives for commitments
LIHTC – Low-Income Housing Tax Credit
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
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
TBA – to-be-announced
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Cash on hand and in banks	$312,506	268,746
Interest bearing cash deposits	541,738	579,662
Cash and cash equivalents	854,244	848,408
Debt securities, available-for-sale	3,916,189	4,245,205
Debt securities, held-to-maturity	3,155,901	3,294,847
Total debt securities	7,072,090	7,540,052
Loans held for sale, at fair value	42,668	33,060
Loans receivable	18,790,986	17,261,849
Allowance for credit losses	(229,077)	(206,041)
Loans receivable, net	18,561,909	17,055,808
Premises and equipment, net	427,271	411,968
Right-of-use assets, net	54,502	56,252
Other real estate owned and foreclosed assets	1,413	1,164
Accrued interest receivable	120,257	99,262
Deferred tax asset, net	99,702	138,955
Intangibles, net	61,135	51,182
Goodwill	1,121,401	1,051,318
Non-marketable equity securities	61,362	99,669
Bank-owned life insurance	191,996	189,849
Other assets	345,677	326,040
Total assets	$29,015,627	27,902,987
Liabilities
Non-interest bearing deposits	$6,674,441	6,136,709
Interest bearing deposits	15,196,508	14,410,285
Securities sold under agreements to repurchase	2,004,286	1,777,475
Federal Home Loan Bank advances	895,022	1,800,000
Other borrowed funds	59,779	62,062
Finance lease liabilities	18,401	21,279
Subordinated debentures	157,379	133,105
Accrued interest payable	27,733	33,626
Operating lease liabilities	41,367	39,902
Other liabilities	332,423	264,690
Total liabilities	25,407,339	24,679,133
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively	1,186	1,134
Paid-in capital	2,657,469	2,448,758
Retained earnings	1,142,523	1,083,258
Accumulated other comprehensive loss	(192,890)	(309,296)
Total stockholders’ equity	3,608,288	3,223,854
Total liabilities and stockholders’ equity	$29,015,627	27,902,987
Number of common stock shares issued and outstanding	118,552,847	113,401,955
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except share and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Income
Investment securities	$45,348	46,371	$135,142	144,754
Residential real estate loans	26,335	23,118	75,971	65,636
Commercial loans	228,363	196,901	640,567	566,699
Consumer and other loans	24,957	23,188	71,363	65,725
Total interest income	325,003	289,578	923,043	842,814
Interest Expense
Deposits	67,346	70,607	195,780	205,655
Securities sold under agreements to repurchase	14,706	14,737	42,548	40,901
Federal Home Loan Bank advances	14,271	22,344	52,796	50,772
Federal Reserve Bank Term Funding	—	—	—	27,097
Other borrowed funds	385	252	1,187	949
Subordinated debentures	2,916	1,407	7,758	4,251
Total interest expense	99,624	109,347	300,069	329,625
Net Interest Income	225,379	180,231	622,974	513,189
Provision for credit losses	7,656	8,005	35,737	19,772
Net interest income after provision for credit losses	217,723	172,226	587,237	493,417
Non-Interest Income
Service charges and other fees	21,460	20,587	60,683	58,572
Miscellaneous loan fees and charges	5,123	4,970	14,854	14,153
Gain on sale of loans	5,027	4,898	13,611	12,929
Gain on sale of securities	—	26	—	30
Other income	3,742	4,223	11,790	11,213
Total non-interest income	35,352	34,704	100,938	96,897
Non-Interest Expense
Compensation and employee benefits	96,498	85,083	282,296	255,306
Occupancy and equipment	13,236	11,989	38,088	35,466
Advertising and promotions	4,620	4,062	13,158	12,407
Data processing	10,634	9,196	29,655	27,742
Other real estate owned and foreclosed assets	63	13	152	187
Regulatory assessments and insurance	5,799	5,150	17,180	18,304
Intangibles amortization	3,813	3,367	10,707	9,144
Other expenses	33,120	25,848	82,984	78,947
Total non-interest expense	167,783	144,708	474,220	437,503
Income Before Income Taxes	85,292	62,222	213,955	152,811
Federal and state income tax expense	17,392	11,167	38,706	24,421
Net Income	$67,900	51,055	$175,249	128,390
Basic earnings per share	$0.57	0.45	1.51	1.14
Diluted earnings per share	$0.57	0.45	1.51	1.13
Dividends declared per share	$0.33	0.33	0.99	0.99
Average outstanding shares - basic	118,552,231	113,394,758	116,316,754	113,093,583
Average outstanding shares - diluted	118,628,434	113,473,107	116,382,822	113,137,861

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$67,900	51,055	$175,249	128,390
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains on available-for-sale securities	59,578	123,403	151,468	148,998
Reclassification adjustment for gains included in net income	—	(27)	—	(56)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,377	1,161	4,294	3,198
Tax effect	(15,190)	(31,171)	(38,816)	(38,097)
Net of tax amount	45,765	93,366	116,946	114,043
Cash Flow Hedge:
Unrealized (losses) gains on derivatives used for cash flow hedges	—	(57)	(657)	870
Amount of gain reclassified from other comprehensive income to net income	—	(1,304)	(63)	(3,852)
Tax effect	—	340	180	746
Net of tax amount	—	(1,021)	(540)	(2,236)
Total other comprehensive income, net of tax	45,765	92,345	116,406	111,807
Total Comprehensive Income	$113,665	143,400	$291,655	240,197

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2025 and 2024

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at July 1, 2024	113,394,092	$1,134	2,445,479	1,045,483	(354,651)	3,137,445
Net income	—	—	—	51,055	—	51,055
Other comprehensive income	—	—	—	—	92,345	92,345
Cash dividends declared ($0.33 per share)	—	—	—	(37,516)	—	(37,516)
Stock issuances under stock incentive plans	694	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,721	—	—	1,721
Balance at September 30, 2024	113,394,786	$1,134	2,447,200	1,059,022	(262,306)	3,245,050
Balance at July 1, 2025	118,550,475	$1,186	2,655,894	1,113,839	(238,655)	3,532,264
Net income	—	—	—	67,900	—	67,900
Other comprehensive income	—	—	—	—	45,765	45,765
Cash dividends declared ($0.33 per share)	—	—	—	(39,216)	—	(39,216)
Stock issuances under stock incentive plans	2,372	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,575	—	—	1,575
Balance at September 30, 2025	118,552,847	$1,186	2,657,469	1,142,523	(192,890)	3,608,288

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2025 and 2024

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at January 1, 2024	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	128,390	—	128,390
Other comprehensive income	—	—	—	—	111,807	111,807
Cash dividends declared ($0.99 per share)	—	—	—	(112,549)	—	(112,549)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	116,160	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,736	—	—	4,736
Balance at September 30, 2024	113,394,786	$1,134	2,447,200	1,059,022	(262,306)	3,245,050
Balance at January 1, 2025	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	175,249	—	175,249
Other comprehensive income	—	—	—	—	116,406	116,406
Cash dividends declared ($0.99 per share)	—	—	—	(115,984)	—	(115,984)
Stock issued in connection with acquisitions	5,029,102	51	204,936	—	—	204,987
Stock issuances under stock incentive plans	121,790	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,776	—	—	3,776
Balance at September 30, 2025	118,552,847	$1,186	2,657,469	1,142,523	(192,890)	3,608,288

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Operating Activities
Net income	$175,249	128,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,737	19,772
Net amortization of debt securities	8,278	9,609
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(3,592)	(4,980)
Origination of loans held for sale	(541,813)	(483,494)
Proceeds from loans held for sale	545,816	551,051
Gain on sale of loans	(13,611)	(12,929)
Gain on sale of securities	—	(30)
Bank-owned life insurance income, net	(3,545)	(3,391)
Stock-based compensation, net of tax benefits	5,025	4,376
Depreciation and amortization	23,208	21,557
Loss (gain) on dispositions of premises and equipment	(1,694)	(3,124)
Loss (gain) on sale and write-downs of other real estate owned, net	62	(1,147)
Amortization of core deposit and other intangibles	10,707	9,144
Amortization of investments in variable interest entities	21,546	18,955
Net increase in accrued interest receivable	(14,603)	(13,982)
Net (increase) decrease in other assets	(4,733)	1,492
Net decrease in accrued interest payable	(7,776)	(91,936)
Net decrease in operating lease liabilities	(3,234)	(2,564)
Net increase in other liabilities	19,878	9,271
Net cash provided by operating activities	250,905	156,040
Investing Activities
Sales of debt securities, available-for-sale	120,245	237,502
Maturities, prepayments and calls of available-for-sale debt securities	527,933	464,028
Purchases of available-for-sale debt securities	(28,239)	(21,252)
Maturities, prepayments and calls of held-to-maturity debt securities	152,687	150,973
Purchases of held-to-maturity debt securities	(13,723)	—
Net change in loans	(458,595)	(357,282)
Proceeds from sale of premises and equipment	5,061	10,270
Net additions to premises and equipment	(19,829)	(37,610)
Proceeds from sale of other real estate owned	1,635	2,183
Proceeds from redemption of non-marketable equity securities	46,839	149,488
Purchases of non-marketable equity securities	(5,393)	(231,075)
Proceeds from bank-owned life insurance	1,437	193
Investments in variable interest entities	(36,229)	(37,798)
Net cash received from acquisitions	26,125	107,684
Net cash provided by investing activities	319,954	437,304

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Financing Activities
Net increase (decrease) in deposits	$245,924	(227,255)
Net increase in securities sold under agreements to repurchase	226,811	340,346
Net (decrease) in short-term Federal Home Loan Bank advances	(13,000)	(58,500)
Repayments of short-term Federal Reserve Bank Term Funding	—	(2,740,000)
Proceeds from long-term Federal Home Loan Bank advances	—	1,800,000
Repayments of long-term Federal Home Loan Bank advances	(940,000)	—
Net (decrease) increase in other borrowed funds	(2,284)	5,063
Principal payments on finance lease liabilities	(2,963)	(2,883)
Cash dividends paid	(76,962)	(75,166)
Tax withholding payments for stock-based compensation	(2,549)	(1,458)
Net cash used in financing activities	(565,023)	(959,853)
Net increase (decrease) in cash and cash equivalents	5,836	(366,509)
Cash, cash equivalents at beginning of period	848,408	1,354,342
Cash, cash equivalents at end of period	$854,244	987,833
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$307,846	421,560
Cash paid during the period for income taxes	21,247	14,012
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$—	6
Transfer of loans to other real estate owned	1,946	171
Right-of-use assets obtained in exchange for new lease liabilities	818	339
Equity investments obtained in exchange for delayed equity contributions	37,065	15,148
Dividends declared during the period but not paid	39,401	37,711
Acquisitions
Fair value of common stock shares issued	204,986	92,385
Cash consideration	2	26,009
Fair value of assets acquired	1,364,640	1,180,710
Liabilities assumed	1,159,652	1,087,555

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada through its wholly-owned bank subsidiary, Glacier Bank (the “Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results anticipated for the year ending December 31, 2025. The condensed consolidated statement of financial condition of the Company as of December 31, 2024 has been derived from the audited consolidated statements of the Company as of that date.

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

Segment Reporting
The Company operates as a single segment entity for financial reporting purposes and adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, in the year ended December 31, 2024. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Company provides similar products and services managed through similar processes and technology platforms. The Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions between the Company and the bank, its wholly owned subsidiary, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of operations as consolidated net income. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Company’s consolidated statements of operations are considered significant to the banking segment.

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

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $17,686,000 and $21,998,000 for the nine months ended September 30, 2025 and 2024, respectively, and are included in interest income on investment securities on the consolidated statements of operations. The Company had no restricted cash held as collateral for derivative contracts as of September 30, 2025 and December 31, 2024, respectively. The Bank is required to maintain an average reserve balance either with the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at September 30, 2025 was $0.

Debt Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as HTM or trading are classified as AFS and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities. When the Company acquires another entity, it records the debt securities at fair value.

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

Allowance for Credit Losses - Available-for-Sale Debt Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through loss on sale of securities. For the AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which fair value is less than amortized cost, if there are any changes to the investment grade of the security by a rating agency, and if there are any adverse conditions that impact the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a potential credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

The Company has elected to exclude accrued interest from the estimate of credit losses for AFS debt securities. As part of its non-accrual policy, the Company charges-off uncollectable interest at the time it is determined to be uncollectable.

Allowance for Credit Losses - Held-to-Maturity Debt Securities
For estimating the allowance for held-to-maturity (“HTM”) debt securities that share similar risk characteristics with other securities, such securities are pooled based on major security type. For pools of such securities with similar risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit losses on securities in the HTM portfolio that do not share similar risk characteristics with any of the pools of debt securities are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the securities.

The Company has elected to exclude accrued interest from the estimate of credit losses for HTM debt securities. As part of its non-accrual policy, the Company charges off uncollectable interest at the time it is determined to be uncollectable.

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

Loans Receivable
The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate (“CRE”), other commercial, home equity, and other consumer loans. Loans that are intended at origination to be HTM are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance.

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

The expected credit loss estimate process involves procedures to consider the unique characteristics of each of the Company’s loan portfolio segments, which consist of residential real estate, CRE, other commercial, home equity, and other consumer loans. When computing the allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools that considers loss history, credit and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The Company has determined a four consecutive quarter forecasting period is a reasonable and supportable period. Expected credit loss for periods beyond reasonable and supportable forecast periods are determined based on a reversion method which reverts back to historical loss estimates over a four consecutive quarter period on a straight-line basis.

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

Commercial Real Estate.  CRE loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operation of the property securing the loan and/or the business conducted on the property securing the loan. Credit risk in these loans is impacted by the creditworthiness of a borrower, valuation of the property securing the loan and conditions within the local economies in the Company’s diverse geographic market areas.

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

Loans that do not Share Similar Risk Characteristics with Other Loans. For a loan that does not share similar risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the expected credit loss is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral-dependent, that is, when foreclosure is probable or the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The Company has determined that non-accrual loans do not share similar risk characteristics with other loans and these loans are individually evaluated for estimated allowance for credit losses. The Company, through its credit monitoring process, may also identify other loans that do not share similar risk characteristics and individually evaluate such loans. The starting point for determining the fair value of collateral is to obtain external appraisals or evaluations (new or updated). The valuation techniques used in preparing appraisals or evaluations include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The Company’s credit department reviews appraisals, giving consideration to the highest and best use of the collateral. The appraisals or evaluations are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. Adjustments may be made to the fair value of the collateral after review and acceptance of the collateral appraisal or evaluation.

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

The Company regularly reviews loans in the portfolio to assess credit quality indicators and to determine the appropriate loan classification and grading in accordance with applicable bank regulations. The primary credit quality indicator for residential, home equity and other consumer loans is the days past due status, which consists of the following categories: 1) performing loans; 2) 30 to 89 days past due loans; and 3) non-accrual and 90 days or more past due loans. The primary credit quality indicator for CRE and commercial loans is the Company’s internal risk rating system, which includes the following categories: 1) pass loans; 2) special mention loans; 3) substandard loans; and 4) doubtful or loss loans. Such credit quality indicators are regularly monitored and incorporated into the Company’s allowance estimate. The following paragraphs further define the internal risk ratings for CRE and commercial loans.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Bank. At September 30, 2025 and December 31, 2024, the Company had an ACL of $26,800,000 and $20,419,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the consolidated statement of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Provision for credit loss loans	$5,192	6,981	29,355	21,138
Provision for credit loss unfunded	2,464	1,024	6,382	(1,366)
Total provision for credit losses	$7,656	8,005	35,737	19,772

There was no provision for credit losses on debt securities for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company tests goodwill for impairment at the reporting unit level annually during the third quarter. The Company has identified the aggregated Bank divisions as a single reporting unit (i.e., a component of the Bank operating segment) given that each division has similar economic characteristics, products, services, and are all subject to Federal Deposit Insurance Corporation (“FDIC”) oversight under one regulatory call report.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2025 and 2024 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

Other Borrowings
Borrowings of the Company’s consolidated VIEs and finance lease arrangements are included in other borrowings. For additional information relating to VIE’s, see Note 7.

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

The fair value hedges and cash flow hedges were recognized as other assets or other liabilities on the Company’s statements of financial condition and were measured at fair value. For the fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in OCI and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Cash flows resulting from the fair value hedges and cash flow hedges were classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers within the scope of Accounting Standards Codification (“ASC”) Topic 606 was $72,540,000 and $69,973,000 for the nine months ended September 30, 2025 and 2024, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, automated teller machine (“ATM”) fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2025 and December 31, 2024 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

ASU 2024-03 - Disaggregation of Income Statement Expenses. In November 2024, FASB amended ASC subtopic 220-40 which requires certain disaggregated disclosures of the income statement. The amendments require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible amortization. The amendments are effective for public business entities in the first annual reporting period beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update may be applied on a prospective basis or retrospective to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this update, but does not expect the adoption of this guidance to have a material impact to the consolidated financial statements, including related disclosures, or significant impact on its current processes.

ASU 2023-09 - Income Tax Disclosures. In December 2023, FASB amended ASC topic 740 related to certain income tax disclosures. The amendments provide updates related to the rate reconciliation and income taxes paid disclosures to improve transparency of income disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in the update improve the effectiveness and comparability of disclosures and remove disclosures that are no longer considered cost beneficial or relevant. The amendments are effective for public business entities beginning with the first annual reporting period after December 15, 2024 with early adoption permitted in any annual period. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this update, but does not expect the adoption of this guidance to have a material impact to the consolidated financial statements, including related disclosures, or significant impact on its current processes.

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$433,751	14	(4,858)	428,907
U.S. government sponsored enterprises	325,265	—	(5,618)	319,647
State and local governments	71,968	251	(2,505)	69,714
Corporate bonds	14,749	—	(35)	14,714
Residential mortgage-backed securities	2,302,548	251	(198,746)	2,104,053
Commercial mortgage-backed securities	1,027,546	777	(49,169)	979,154
Total available-for-sale	$4,175,827	1,293	(260,931)	3,916,189
Held-to-maturity
U.S. government and federal agency	864,115	—	(29,842)	834,273
State and local governments	1,593,115	1,025	(203,383)	1,390,757
Residential mortgage-backed securities	698,671	120	(34,180)	664,611
Total held-to-maturity	3,155,901	1,145	(267,405)	2,889,641
Total debt securities	$7,331,728	2,438	(528,336)	6,805,830

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$484,082	5	(15,654)	468,433
U.S. government sponsored enterprises	323,854	—	(13,700)	310,154
State and local governments	71,737	215	(3,272)	68,680
Corporate bonds	14,818	—	(315)	14,503
Residential mortgage-backed securities	2,660,330	5	(304,819)	2,355,516
Commercial mortgage-backed securities	1,101,489	2	(73,572)	1,027,919
Total available-for-sale	$4,656,310	227	(411,332)	4,245,205
Held-to-maturity
U.S. government and federal agency	859,432	—	(54,496)	804,936
State and local governments	1,619,850	810	(209,502)	1,411,158
Residential mortgage-backed securities	815,565	—	(63,089)	752,476
Total held-to-maturity	3,294,847	810	(327,087)	2,968,570
Total debt securities	$7,951,157	1,037	(738,419)	7,213,775

Maturity Analysis
The following table presents the amortized cost and fair value of AFS and HTM debt securities by contractual maturity at September 30, 2025. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$655,853	649,274	149,054	146,087
Due after one year through five years	140,638	136,875	829,004	801,108
Due after five years through ten years	19,399	18,531	244,796	236,466
Due after ten years	29,843	28,302	1,234,376	1,041,369
	845,733	832,982	2,457,230	2,225,030
Mortgage-backed securities [1]	3,330,094	3,083,207	698,671	664,611
Total	$4,175,827	3,916,189	3,155,901	2,889,641
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Available-for-sale
Proceeds from sales and calls of debt securities	$—	77,099	120,680	250,818
Gross realized gains [1]	—	753	—	782
Gross realized losses [1]	—	(725)	—	(725)
Held-to-maturity
Proceeds from calls of debt securities	3,860	2,310	14,355	8,495
Gross realized gains [1]	—	—	—	—
Gross realized losses [1]	—	(2)	—	(27)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Allowance for Credit Losses - Available-for-Sale Debt Securities
The following tables summarize AFS debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of AFS debt securities in an unrealized loss position is also disclosed.

	September 30, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	43	$1,465	(6)	425,815	(4,852)	427,280	(4,858)
U.S. government sponsored enterprises	14	—	—	319,647	(5,618)	319,647	(5,618)
State and local governments	41	2,774	(38)	45,910	(2,467)	48,684	(2,505)
Corporate bonds	2	—	—	13,971	(35)	13,971	(35)
Residential mortgage-backed securities	378	3,259	(16)	2,079,242	(198,730)	2,082,501	(198,746)
Commercial mortgage-backed securities	139	—	—	916,827	(49,169)	916,827	(49,169)
Total available-for-sale	617	$7,498	(60)	3,801,412	(260,871)	3,808,910	(260,931)

	December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	55	$3,756	(34)	463,151	(15,620)	466,907	(15,654)
U.S. government sponsored enterprises	14	—	—	310,154	(13,700)	310,154	(13,700)
State and local governments	50	3,653	(35)	49,748	(3,237)	53,401	(3,272)
Corporate bonds	2	—	—	13,707	(315)	13,707	(315)
Residential mortgage-backed securities	389	13,535	(240)	2,341,700	(304,579)	2,355,235	(304,819)
Commercial mortgage-backed securities	152	36,466	(1,042)	986,809	(72,530)	1,023,275	(73,572)
Total available-for-sale	662	$57,410	(1,351)	4,165,269	(409,981)	4,222,679	(411,332)

With respect to severity, the majority of AFS debt securities with unrealized loss positions at September 30, 2025 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO” entities such as Standard and Poor’s (“S&P”) and Moody’s) in the four highest credit rating categories. All of the Company’s AFS debt securities with unrealized loss positions at September 30, 2025 have been determined to be investment grade.

The Company did not have any past due AFS debt securities as of September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on AFS debt securities totaled $7,698,000 and $8,037,000 at September 30, 2025, and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its AFS debt securities with unrealized losses as of September 30, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2025, management determined it did not intend to sell AFS debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on AFS debt securities at September 30, 2025. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

Allowance for Credit Losses - Held-to-Maturity Debt Securities
The Company measured expected credit losses on HTM debt securities on a collective basis by major security type and NRSRO credit ratings, which is the Company’s primary credit quality indicator for state and local government securities. The estimate of expected credit losses considered historical credit loss information that was adjusted for current conditions as well as reasonable and supportable forecasts. The following table summarizes the amortized cost of HTM state and local government securities aggregated by NRSRO credit rating:

(Dollars in thousands)	September 30, 2025	December 31, 2024
S&P: AAA / Moody’s: Aaa	$399,489	414,147
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,155,941	1,168,491
S&P: A+, A, A- / Moody’s: A1, A2, A3	31,806	33,585
Not rated by either entity	5,879	3,627
Total	$1,593,115	1,619,850

The Company’s state and local government securities in the HTM debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s state and local securities that are classified as HTM debt securities at September 30, 2025 have been determined to be investment grade. HTM debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the U.S. Government, the U.S. Government’s ability to print its own currency, a history of no credit losses by the U.S. Government and noted agencies and the current economic and financial condition of the United States and U.S. Government providing no indication the zero-loss determination is unjustified.

As of September 30, 2025 and December 31, 2024, the Company did not have any HTM debt securities past due. Accrued interest receivable on HTM debt securities totaled $18,798,000 and $16,538,000 at September 30, 2025 and December 31, 2024, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL was recorded at September 30, 2025 or December 31, 2024.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Residential real estate	$1,926,448	1,858,929
Commercial real estate	12,045,446	10,963,713
Other commercial	3,451,177	3,119,535
Home equity	980,472	930,994
Other consumer	387,443	388,678
Loans receivable	18,790,986	17,261,849
Allowance for credit losses	(229,077)	(206,041)
Loans receivable, net	$18,561,909	17,055,808
Net deferred origination fees included in loans receivable	$(32,938)	(29,187)
Net purchase accounting discounts included in loans receivable	$(36,046)	(34,361)
Accrued interest receivable on loans	$93,713	73,935

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

The Company had no significant purchases, other than from acquisitions, or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2025.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$226,799	27,915	152,189	28,316	11,701	6,678
Provision for credit losses	5,192	(3,681)	3,977	5,146	(2,287)	2,037
Charge-offs	(4,040)	—	—	(1,417)	—	(2,623)
Recoveries	1,126	75	77	361	28	585
Balance at end of period	$229,077	24,309	156,243	32,406	9,442	6,677

	Three Months ended September 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$200,955	24,653	136,346	22,219	11,261	6,476
Provision for credit losses	6,981	626	2,176	1,947	145	2,087
Charge-offs	(3,976)	—	—	(1,456)	(2)	(2,518)
Recoveries	1,210	10	25	459	54	662
Balance at end of period	$205,170	25,289	138,547	23,169	11,458	6,707

	Nine Months ended September 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Acquisitions	35	—	—	10	—	25
Provision for credit losses	29,355	(1,139)	17,310	9,737	(2,021)	5,468
Charge-offs	(11,276)	(1)	(51)	(4,053)	(9)	(7,162)
Recoveries	4,922	268	439	2,312	70	1,833
Balance at end of period	$229,077	24,309	156,243	32,406	9,442	6,677

	Nine Months ended September 30, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	21,138	2,934	7,965	5,321	(409)	5,327
Charge-offs	(12,406)	—	(395)	(4,849)	(27)	(7,135)
Recoveries	3,678	30	50	1,503	128	1,967
Balance at end of period	$205,170	25,289	138,547	23,169	11,458	6,707

During the nine months ended September 30, 2025, the ACL increased primarily due to the $14,594,000 provision for credit losses recorded as a result of the acquisition of BOID. During the nine months ended September 30, 2024, the ACL increased primarily due to the $8,072,000 provision for credit losses recorded as a result of the Wheatland and Rocky Mountain Bank acquisitions.

The sizable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	September 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$21,898	305	9,511	2,547	6,642	2,893
Accruing loans 60-89 days past due	17,626	4,037	8,307	3,695	883	704
Accruing loans 90 days or more past due	7,449	1,003	1,224	5,000	134	88
Non-accrual loans with no ACL	44,752	6,630	8,861	24,995	3,305	961
Non-accrual loans with ACL	698	525	—	48	—	125
Total past due and non-accrual loans	92,423	12,500	27,903	36,285	10,964	4,771
Current loans receivable	18,698,563	1,913,948	12,017,543	3,414,892	969,508	382,672
Total loans receivable	$18,790,986	1,926,448	12,045,446	3,451,177	980,472	387,443

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,347	5,195	8,852	6,261	1,965	3,074
Accruing loans 60-89 days past due	6,881	404	2,792	1,180	1,699	806
Accruing loans 90 days or more past due	6,177	1,509	2,899	985	646	138
Non-accrual loans with no ACL	20,060	6,850	8,012	1,691	2,826	681
Non-accrual loans with ACL	385	75	—	167	—	143
Total past due and non-accrual loans	58,850	14,033	22,555	10,284	7,136	4,842
Current loans receivable	17,202,999	1,844,896	10,941,158	3,109,251	923,858	383,836
Total loans receivable	$17,261,849	1,858,929	10,963,713	3,119,535	930,994	388,678

The Company had $1,025,000 and $163,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the nine months ended September 30, 2025, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	September 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$20,573	—	—	20,533	—	40
Residential real estate	16,345	7,155	2,790	2,939	3,103	358
Other real estate	18,094	—	17,168	481	60	385
Other	753	—	—	211	—	542
Total	$55,765	7,155	19,958	24,164	3,163	1,325

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,483	—	—	11,480	—	3
Residential real estate	14,425	6,924	4,107	508	2,808	78
Other real estate	22,016	1	21,066	561	18	370
Other	1,055	—	—	383	—	672
Total	$48,979	6,925	25,173	12,932	2,826	1,123

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for MBFD loans are presented in accordance with ASC Topic 310. The following tables show the amortized cost basis of MBFD loans by segment for the periods presented:

	At or for the Three Months ended September 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$—	—%	$650	—%	$650
Other commercial	8,664	0.3%	—	—%	8,664
Total	$8,664		$650		$9,314

	At or for the Three Months ended September 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$1,509	—%	$—	—%	$1,509
Other commercial	4,193	0.1%	—	—%	4,193
Total	$5,702		$—		$5,702

	At or for the Nine Months ended September 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$7,905	0.1%	$650	—%	$8,555
Other commercial	8,923	0.3%	241	—%	9,164
Total	$16,828		$891		$17,719

	At or for the Nine Months ended September 30, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$204	—%	$—	—%	$204
Commercial real estate	11,727	0.1%	27,979	0.3%	39,706
Other commercial	13,728	0.4%	—	—%	13,728
Total	$25,659		$27,979		$53,638

The following tables describe the financial effect of the MBFD loans by segment:

	At or for the Three Months ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	3.00%	1 year, 4 months
Other commercial	—%	4 months

At or for the Three Months ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Other commercial	—%	7 months

	At or for the Nine Months ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	0.77%	1 year
Other commercial	2.19%	1 year

At or for the Nine Months ended September 30, 2024
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Residential real estate	—%	1 year, 8 months
Commercial real estate	2.08%	1 year, 1 month
Other commercial	—%	3 months

Loans that were modified within the preceding twelve months that had a payment default during the period ended September 30, 2025 had an ending balances of $136,000, and $220,000, and were included in other commercial loans, and CRE loans, respectively. During the period ending September 30, 2024, there were no loans with that were modified during preceding the twelve months that had a payment default. There were $0 and $462,000 of additional unfunded commitments on MBFD loans outstanding at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company had $1,285,000 and $207,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2025 the Company had $478,000 of OREO secured by residential real estate properties and none at December 31, 2024.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	September 30, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$8,555	8,403	—	—	152
Other commercial	9,164	9,028	—	—	136
Total	$17,719	17,431	—	—	288

	September 30, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$204	204	—	—	—
Commercial real estate	39,706	37,143	101	561	1,901
Other commercial	13,728	12,922	806	—	—
Total	$53,638	50,269	907	561	1,901

Credit Quality Indicators
The Company categorizes CRE and other commercial loans into risk categories based on relevant information about the ability of borrowers to service their obligations. The following tables present the amortized cost in CRE and other commercial loans based on the Company’s internal risk rating. The date of a modification, renewal or extension of a loan is considered for the year of origination if the terms of the loan are as favorable to the Company as the terms are for a comparable loan to other borrowers with similar credit risk.

	September 30, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025 (year-to-date)	$—	1,376,911	1,372,565	3,623	723	—
2024	51	1,576,259	1,541,739	2,500	32,020	—
2023	—	1,318,373	1,295,951	13,845	8,577	—
2022	—	2,237,062	2,187,149	20,243	29,670	—
2021	—	1,933,273	1,862,287	20,634	50,352	—
Prior	—	3,224,943	3,123,236	56,766	44,941	—
Revolving loans	—	378,625	362,965	11,950	3,710	—
Total	$51	12,045,446	11,745,892	129,561	169,993	—
Other commercial loans
Term loans by origination year
2025 (year-to-date)	$2,755	416,033	404,970	8,322	2,427	314
2024	251	335,362	331,225	1,508	2,629	—
2023	816	281,004	274,414	2,174	4,039	377
2022	70	478,540	468,901	2,543	7,094	2
2021	96	430,963	422,665	360	7,932	6
Prior	65	612,820	580,339	3,477	28,974	30
Revolving loans	—	896,455	852,227	19,194	25,026	8
Total	$4,053	3,451,177	3,334,741	37,578	78,121	737

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024	$—	$1,321,385	1,287,352	5,674	28,359	—
2023	—	1,334,689	1,311,808	18,151	4,730	—
2022	1,437	2,367,874	2,307,217	26,662	33,995	—
2021	1,128	2,043,830	1,988,629	30,965	24,236	—
2020	5	1,043,858	1,036,774	—	7,084	—
Prior	326	2,515,573	2,446,084	25,922	43,567	—
Revolving loans	—	336,504	331,130	1,199	4,175	—
Total	$2,896	$10,963,713	10,708,994	108,573	146,146	—
Other commercial loans
Term loans by origination year
2024	$4,260	$407,909	402,180	3,687	1,641	401
2023	83	315,890	312,154	533	3,203	—
2022	373	496,999	492,111	463	4,423	2
2021	525	462,173	452,731	743	8,680	19
2020	291	203,771	199,643	44	4,083	1
Prior	246	495,291	468,850	—	26,441	—
Revolving loans	—	737,502	706,991	17,612	12,886	13
Total	$5,778	$3,119,535	3,034,660	23,082	61,357	436

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025 (year-to-date)	$—	127,083	127,083	—	—
2024	1	245,157	242,901	821	1,435
2023	—	264,200	262,212	1,914	74
2022	—	628,973	626,972	1,027	974
2021	—	422,285	420,113	346	1,826
Prior	—	238,750	234,667	234	3,849
Revolving loans	—	—	—	—	—
Total	$1	1,926,448	1,913,948	4,342	8,158
Home equity loans
Term loans by origination year
2025 (year-to-date)	$—	3	3	—	—
2024	—	318	318	—	—
2023	—	1,071	1,047	—	24
2022	9	1,680	1,680	—	—
2021	—	828	828	—	—
Prior	—	2,704	2,628	18	58
Revolving loans	—	973,868	963,004	7,507	3,357
Total	$9	980,472	969,508	7,525	3,439
Other consumer loans
Term loans by origination year
2025 (year-to-date)	$5,828	97,601	95,967	1,634	—
2024	170	82,624	81,905	342	377
2023	245	69,696	68,558	926	212
2022	555	43,787	43,230	347	210
2021	143	25,964	25,685	132	147
Prior	221	30,637	30,355	105	177
Revolving loans	—	37,134	36,972	111	51
Total	$7,162	387,443	382,672	3,597	1,174

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024	$40	$211,519	210,806	—	713
2023	—	267,000	264,817	1,407	776
2022	—	655,918	652,993	2,566	359
2021	—	455,196	452,628	959	1,609
2020	—	90,752	90,649	—	103
Prior	—	178,544	173,003	667	4,874
Revolving loans	—	—	—	—	—
Total	$40	$1,858,929	1,844,896	5,599	8,434
Home equity loans
Term loans by origination year
2024	$—	$219	219	—	—
2023	17	1,072	1,045	—	27
2022	8	1,858	1,858	—	—
2021	—	780	780	—	—
2020	—	78	78	—	—
Prior	106	4,353	4,264	4	85
Revolving loans	—	922,634	915,614	3,660	3,360
Total	$131	$930,994	923,858	3,664	3,472
Other consumer loans
Term loans by origination year
2024	$8,456	$116,312	114,164	2,139	9
2023	431	89,684	89,218	262	204
2022	467	64,808	63,843	665	300
2021	238	36,755	36,233	261	261
2020	34	18,648	18,601	41	6
Prior	155	20,014	19,738	103	173
Revolving loans	—	42,457	42,039	409	9
Total	$9,781	$388,678	383,836	3,880	962

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. ROU assets for operating and finance leases are included in ROU assets and ROU lease liabilities are included in operating lease liabilities and finance lease liabilities, respectively, on the Company’s statements of financial condition. The following table summarizes the Company’s leases:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-use assets	$30,860		31,022
Accumulated depreciation	(14,023)		(11,056)
Net right-of-use assets	$16,837	37,665	19,966	36,286
Lease liabilities	$18,401	41,367	21,279	39,902
Weighted-average remaining lease term	12 years	14 years	11 years	15 years
Weighted-average discount rate	3.5%	3.8%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	September 30, 2025
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$4,665	5,648
Maturing one year through two years	4,677	5,691
Maturing two years through three years	1,659	4,708
Maturing three years through four years	660	4,056
Maturing four years through five years	612	3,650
Thereafter	10,103	31,653
Total lease payments	22,376	55,406
Present value of lease payments
Short-term	4,099	4,189
Long-term	14,302	37,178
Total present value of lease payments	18,401	41,367
Difference between lease payments and present value of lease payments	$3,975	14,039
The components of lease expense included in other expense on the consolidated statements of operations consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Finance lease cost
Amortization of right-of-use assets	$1,078	1,090	3,230	3,281
Interest on lease liabilities	168	207	526	647
Operating lease cost	1,516	1,302	4,291	3,929
Short-term lease cost	177	114	450	347
Variable lease cost	549	465	1,497	1,220
Sublease income	(29)	(10)	(58)	(30)
Total lease expense	$3,459	3,168	9,936	9,394

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2025		September 30, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$168	1,121	207	874
Financing cash flows	1,004	N/A	967	N/A

	Nine Months ended
	September 30, 2025		September 30, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$526	3,234	647	2,564
Financing cash flows	2,963	N/A	2,883	N/A
The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2025, and 2024 was $1,143,000 and $731,000, respectively, and is recorded in other income within non-interest income.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net carrying value at beginning of period	$1,121,401	1,023,762	1,051,318	985,393
Acquisitions and adjustments	—	29,794	70,083	68,163
Net carrying value at end of period	$1,121,401	1,053,556	1,121,401	1,053,556

The Company performed its annual goodwill impairment test during the third quarter of 2025 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. The historical impairment charges were $40,159,000 as of September 30, 2025 and December 31, 2024.

For additional information on goodwill related to acquisitions, see Note 14.

Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, as only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Carrying value at beginning of period	$11,958	12,534
Additions	825	811
Amortization	(1,055)	(1,387)
Carrying value at end of period	$11,728	11,958
Principal balances of loans serviced for others	$1,475,308	1,507,439
Fair value of servicing rights	$16,973	17,902

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

(Dollars in thousands)	September 30, 2025	December 31, 2024
Assets
Loans receivable	$107,591	123,064
Accrued interest receivable	500	—
Other assets	94,422	79,858
Total assets	$202,513	202,922
Liabilities
Other borrowed funds	$59,779	62,062
Accrued interest payable	496	270
Other liabilities	38,516	27,577
Total liabilities	$98,791	89,909

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $221,545,000 and $203,124,000 as of September 30, 2025 and December 31, 2024, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2025 and 2024. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at September 30, 2025 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2025	$30,214
2026	38,410
2027	21,392
2028	1,069
2029	866
Thereafter	2,614
Total	$94,565

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense	$6,373	5,224	19,018	15,612
Tax credits and other tax benefits recognized	8,006	6,812	23,576	20,422

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2025	December 31, 2024
Residential mortgage-backed securities	$2,004,286	1,777,475

The repurchase agreements are secured by debt securities with carrying values of $2,249,690,000 and $2,184,627,000 at September 30, 2025 and December 31, 2024, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

Cash Flow Hedges

Interest Rate Cap Derivatives. In 2020, the Company purchased interest rate caps designated as cash flow hedges with notional amounts totaling $130,500,000 on its variable rate subordinated debentures. The interest rate caps, which matured as of March 31, 2025, required receipt of variable amounts from the counterparty when interest rates rose above the strike price in the contracts. The strike prices in the five year term contracts had a range from 1.5 percent to 2 percent. The variable rate was based on 90 days of compounded overnight SOFR plus a spread of 0.26161 percent. At September 30, 2025 and December 31, 2024, the interest rate caps had a fair value of $0 and $720,000, respectively, and were reported as other assets on the Company’s statements of financial condition. Amortization recorded on the interest rate caps totaled $0 and $126,000 for the nine months ended September 30, 2025 and 2024, respectively, and was reported as a component of interest expense on subordinated debentures.

The effect of cash flow hedge accounting on OCI for the periods ending September 30, 2025 and 2024 was as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amount of (loss) gain recognized in other comprehensive income	$—	(57)	(657)	870
Amount of gain reclassified from other comprehensive income to net income	—	1,304	63	3,852

Fair Value Hedges

Interest Rate Swap Agreements. The Company entered into fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight secured overnight financing (“SOFR”) rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Company making fixed rate payments over the life of the contract, without the exchange of the underlying notional value.

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

The following tables present the notional and estimated fair value amount of derivative positions outstanding:

	September 30, 2025
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$1,511	$—	0.4 years	SOFR	3.68%

	December 31, 2024
				Weighted Average
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Remaining Maturity	Receive Rate	Pay Rate
Interest rate swap - securities	$1,630,500	$9,287	$—	1.2 years	SOFR	3.68%

The following amounts were recorded on the consolidated statements of financial condition related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the consolidated statements of financial condition	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Debt securities available-for-sale	$2,820,596	$3,242,878	$(1,511)	$(9,287)

The effects of the fair value hedge relationships on the consolidated statements of operations were as follows:

		Three Months Ended		Nine Months ended
(Dollars in thousands)	Location of Gain (Loss)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate swap	Interest income on investment securities	$474	$(18,935)	$825	7,023
Debt securities available-for-sale	Interest income on investment securities	2,575	22,148	7,776	1,851

Residential Real Estate Derivatives
The Company enters into residential real estate derivatives for commitments (“interest rate locks”) to fund certain residential real estate loans to be sold into the secondary market. At September 30, 2025 and December 31, 2024, loan commitments with interest rate lock commitments totaled $75,105,000 and $22,977,000, respectively. At September 30, 2025 and December 31, 2024, the fair value of the related derivatives on the interest rate lock commitments was $1,432,000 and $410,000, respectively, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company enters into free-standing derivatives to mitigate interest rate risk for most residential real estate loans to be sold. These derivatives include forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. At September 30, 2025 and December 31, 2024, TBA commitments were $81,750,000 and $29,000,000, respectively. At September 30, 2025, the fair value of the related derivatives on the TBA securities was $199,000 and was included in other liabilities with corresponding changes recorded in gain on sale of loans. At December 31, 2024, the fair value of the related derivatives on the TBA securities was $169,000, and was included in other assets with corresponding changes recorded in gain on sale of loans. The Company does not enter into a commitment to sell these loans to an investor until the loan is funded and is ready to be delivered to the investor. Due to the forward sales commitments being short-term in nature, the corresponding derivatives are not significant. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in hedge relationships until the loan is funded.

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Consulting and outside services	$5,415	6,440	$15,291	16,452
Debit card expenses	4,378	3,959	11,785	10,841
Mergers and acquisition expenses	6,975	1,916	10,793	9,424
Loan expenses	2,716	1,922	6,954	5,856
Employee expenses	2,142	1,617	5,685	4,651
Business development	1,662	1,526	4,377	4,258
Telephone	1,340	1,482	4,210	4,534
Variable interest entities amortization and other expenses	660	1,131	4,067	5,293
Postage	1,271	1,206	3,858	3,639
Checking and operating expenses	945	1,039	2,870	4,374
Printing and supplies	865	867	2,337	2,357
Accounting and audit fees	438	309	1,717	1,308
Legal fees	485	357	1,399	1,314
Loss (gain) on dispositions of premises and equipment	928	(586)	(1,694)	(3,124)
Other	2,900	2,663	9,335	7,770
Total other expenses	$33,120	25,848	$82,984	78,947

Note 11. Accumulated Other Comprehensive (Losses) Gains

The following table illustrates the activity within accumulated other comprehensive (losses) gains by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Total
Balance at January 1, 2024	$(377,728)	3,615	(374,113)
Other comprehensive income before reclassifications	111,704	652	112,356
Reclassification adjustments for losses and transfers included in net income	(42)	(2,888)	(2,930)
Reclassification adjustments for amortization included in net income for transferred securities	2,381	—	2,381
Net current period other comprehensive income (loss)	114,043	(2,236)	111,807
Balance at September 30, 2024	$(263,685)	1,379	(262,306)
Balance at January 1, 2025	$(309,836)	540	(309,296)
Other comprehensive income (loss) before reclassifications	113,722	(493)	113,229
Reclassification adjustments for losses and transfers included in net income	—	(47)	(47)
Reclassification adjustments for amortization included in net income for transferred securities	3,224	—	3,224
Net current period other comprehensive income (loss)	116,946	(540)	116,406
Balance at September 30, 2025	$(192,890)	—	(192,890)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income available to common stockholders, basic and diluted	$67,900	51,055	$175,249	128,390
Average outstanding shares - basic	118,552,231	113,394,758	116,316,754	113,093,583
Add: dilutive restricted stock units and stock options	76,203	78,349	66,068	44,278
Average outstanding shares - diluted	118,628,434	113,473,107	116,382,822	113,137,861
Basic earnings per share	$0.57	0.45	$1.51	1.14
Diluted earnings per share	$0.57	0.45	$1.51	1.13
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	—	817	124	95,198
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2025 and 2024.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2025.

Debt securities, available-for-sale. The fair value for AFS debt securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, volatilities, market spreads, prepayments, defaults, recoveries, cumulative loss projections, and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. Where Level 1 or Level 2 significant inputs are not available, such securities are classified as Level 3 within the hierarchy.

Fair value determinations of AFS debt securities are the responsibility of the Company’s corporate accounting and treasury departments. The Company obtains fair value estimates from independent third party vendors on a monthly basis. The vendors’ pricing system methodologies, procedures and system controls are reviewed to ensure they are appropriately designed and operating effectively. The Company reviews the vendors’ inputs for fair value estimates and the recommended assignments of levels within the fair value hierarchy. The review includes the extent to which markets for debt securities are determined to have limited or no activity, or are judged to be active markets. The Company reviews the extent to which observable and unobservable inputs are used as well as the appropriateness of the underlying assumptions about risk that a market participant would use in active markets, with adjustments for limited or inactive markets. In considering the inputs to the fair value estimates, the Company places less reliance on quotes that are judged to not reflect orderly transactions, or are non-binding indications. In assessing credit risk, the Company reviews payment performance, collateral adequacy, third party research and analyses, credit rating histories and issuers’ financial statements. For those markets determined to be inactive or limited, the valuation techniques used are models for which management has verified that discount rates are appropriately adjusted to reflect illiquidity and credit risk.

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $419,000 and $964,000 for the nine month periods ended September 30, 2025 and 2024, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$428,907	—	428,907	—
U.S. government sponsored enterprises	319,647	—	319,647	—
State and local governments	69,714	—	69,714	—
Corporate bonds	14,714	—	14,714	—
Residential mortgage-backed securities	2,104,053	—	2,104,053	—
Commercial mortgage-backed securities	979,154	—	979,154	—
Loans held for sale, at fair value	42,668	—	42,668	—
Interest rate locks	1,432	—	1,432	—
Interest rate swap	1,511	—	1,511	—
Total assets measured at fair value on a recurring basis	$3,961,800	—	3,961,800	—
TBA hedge	$199	—	199	—
Total liabilities measured at fair value on a recurring basis	$199	—	199	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$468,433	—	468,433	—
U.S. government sponsored enterprises	310,154	—	310,154	—
State and local governments	68,680	—	68,680	—
Corporate bonds	14,503	—	14,503	—
Residential mortgage-backed securities	2,355,516	—	2,355,516	—
Commercial mortgage-backed securities	1,027,919	—	1,027,919	—
Loans held for sale, at fair value	33,060	—	33,060	—
Interest rate caps	720	—	720	—
Interest rate locks	410	—	410	—
TBA hedge	169	—	169	—
Interest rate swap	9,287	—	9,287	—
Total assets measured at fair value on a recurring basis	$4,288,851	—	4,288,851	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2025.

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

The Company’s credit department reviews appraisals for OREO and collateral-dependent loans, giving consideration to the highest and best use of the collateral. The appraisal or evaluation (new or updated) is considered the starting point for determining fair value. The valuation techniques used in preparing appraisals or evaluations (new or updated) include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The key inputs used to determine the fair value of the collateral-dependent loans and OREO include selling costs, discounted cash flow rate or capitalization rate, and adjustment to comparables. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. The Company also considers other factors and events in the environment that may affect the fair value. The appraisals or evaluations (new or updated) are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. After review and acceptance of the collateral appraisal or evaluation, adjustments to the impaired loan or OREO may occur. The Company generally obtains appraisals or evaluations annually.

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$478	—	—	478
Collateral-dependent impaired loans, net of ACL	$816	—	—	816
Total assets measured at fair value on a non-recurring basis	$1,294	—	—	1,294

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$2,052	—	—	2,052
Total assets measured at fair value on a non-recurring basis	$2,052	—	—	2,052

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2025	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$478	Sales comparison approach	Selling costs	8.0% - 8.0% (8.0%)

Collateral-dependent impaired loans, net of ACL	$303	Cost approach	Selling costs	10.0% - 20.0% (11.5%)
	513	Sales comparison approach	Selling costs	10.0% - 20.0% (10.2%)
	$816

	Fair Value December 31, 2024	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,605	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	192	Sales comparison approach	Selling Costs	10.0% - 20.0% (15.9%)
	255	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,052
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded. There have been no significant changes in the valuation techniques during the period ended September 30, 2025.

Cash and cash equivalents. Fair value is estimated at book value.

Debt securities, held-to-maturity. Fair value for HTM debt securities is estimated in the same manner as available-for sale debt securities, which is described above.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$854,244	854,244	—	—
Debt securities, held-to-maturity	3,155,901	—	2,889,641	—
Loans receivable, net of ACL	18,561,909	—	—	18,808,467
Total financial assets	$22,572,054	854,244	2,889,641	18,808,467
Financial liabilities
Term deposits	$3,199,825	—	3,229,293	—
FHLB advances	895,022	—	895,633	—
Repurchase agreements and other borrowed funds	2,082,466	—	2,082,466	—
Subordinated debentures	157,379	—	148,803	—
Total financial liabilities	$6,334,692	—	6,356,195	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$848,408	848,408	—	—
Debt securities, held-to-maturity	3,294,847	—	2,968,570	—
Loans receivable, net of ACL	17,055,808	—	—	17,017,298
Total financial assets	$21,199,063	848,408	2,968,570	17,017,298
Financial liabilities
Term deposits	$3,139,821	—	3,176,722	—
FHLB advances	1,800,000	—	1,797,310	—
Repurchase agreements and other borrowed funds	1,860,816	—	1,860,816	—
Subordinated debentures	133,105	—	122,785	—
Total financial liabilities	$6,933,742	—	6,957,633	—

Note 14. Mergers & Acquisitions

On April 30, 2025, the Company acquired 100 percent of the outstanding common stock of Bank of Idaho Holding Co. (“BOID”) and its wholly-owned subsidiary, Bank of Idaho (“BOI”), a community bank based in Idaho Falls, Idaho. BOI provides banking services to individuals and businesses throughout Idaho and Eastern Washington. Upon the core system conversion in the third quarter of 2025, the BOID operations joined three existing Bank divisions. The preliminary value of the BOI acquisition was $204,988,000 and as part of the transaction, the Company issued 5,029,102 shares of its common stock and paid $2,000 in cash in exchange for all of BOID’s outstanding shares of common stock and options to purchase common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the April 30, 2025 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Bank and BOID. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

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

The Company incurred $9,128,000 of expenses in connection with the BOID acquisition during the nine months ended September 30, 2025. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations was approximately $25,691,000 and net loss was approximately $7,931,000 from April 30, 2025 to September 30, 2025. The following unaudited pro forma summary presents consolidated information of the Company as if the BOID acquisition had occurred on January 1, 2024:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income and non-interest income	$260,731	229,358	$743,682	651,660
Net income	67,900	54,919	174,479	137,907

Note 15. Subsequent Event

On October 1, 2025, the Company completed the acquisition of Guaranty Bancshares, Inc. (“GNTY”) and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A., a community bank based in Mount Pleasant, Texas (collectively, “Guaranty”). Guaranty provides banking services to individuals and businesses throughout Texas. As of September 30, 2025, Guaranty had total assets of $3,111,250,000, gross loans of $2,150,382,000 and total deposits of $2,707,539,000. The preliminary value of the Guaranty acquisition is $559,978,000 and resulted in the Company issuing 11,375,648 shares of its common stock to former Guaranty shareholders. Following closing, Guaranty operates as a new banking division under the name “Guaranty Bank & Trust, Division of Glacier Bank.” The fair value of the Company shares issued was determined on the basis of the opening market price of the Company’s common stock on the October 1, 2025 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets will be recorded as goodwill. The initial accounting for the acquisition has not been completed because the information to measure the fair value of financial assets, financial liabilities and goodwill is not yet available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

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
•risks related to overall economic conditions, including the impact on the current government shutdown, economy of an uncertain interest rate environment, inflationary pressures, recently passed legislation, and the potential for significant additional changes in economic and trade policies in the current administration;
•risks to the Company’s business and the business of the Company’s customers arising from current or future tariffs or other trade restrictions, labor or supply chain issues, change in labor force, or geopolitical instability, including the wars in Ukraine and the Middle East;
•risks associated with the Company’s ability to negotiate, complete, and successfully integrate pending or future acquisitions;
•costs or difficulties related to the completion and integration of future or recently completed acquisitions;
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
•risks associated with dependence on the Chief Executive Officer (“CEO”), the senior management team and the Presidents of Glacier Bank’s (the “Bank”) divisions;
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
Forward looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Operating results
Net income	$67,900	52,781	54,568	51,055	175,249	128,390
Basic earnings per share	$0.57	0.45	0.48	0.45	1.51	1.14
Diluted earnings per share	$0.57	0.45	0.48	0.45	1.51	1.13
Dividends declared per share	$0.33	0.33	0.33	0.33	0.99	0.99
Market value per share
Closing	$48.67	43.08	44.22	45.70	48.67	45.70
High	$50.54	44.70	52.81	47.71	52.81	47.71
Low	$42.08	36.76	43.18	35.57	36.76	34.35
Selected ratios and other data
Number of common stock shares outstanding	118,552,847	118,550,475	113,517,944	113,394,786	118,552,847	113,394,786
Average outstanding shares - basic	118,552,231	116,890,776	113,451,199	113,394,758	116,316,754	113,093,583
Average outstanding shares - diluted	118,628,434	116,918,290	113,546,365	113,473,107	116,382,822	113,137,861
Return on average assets (annualized)	0.93%	0.74%	0.80%	0.73%	0.82%	0.62%
Return on average equity (annualized)	7.52%	6.13%	6.77%	6.34%	6.82%	5.47%
Efficiency ratio	62.05%	62.08%	65.49%	64.92%	63.12%	68.98%
Loan to deposit ratio	86.11%	85.91%	83.64%	83.16%	86.11%	83.16%
Number of full time equivalent employees	3,649	3,665	3,457	3,434	3,649	3,434
Number of locations	248	247	227	232	248	232
Number of ATMs	298	300	286	279	298	279

The Company reported net income of $67.9 million for the current quarter, an increase of $15.1 million, or 29 percent from the prior quarter net income of $52.8 million and an increase of $16.8 million, or 33 percent, from the $51.1 million of net income for the prior year third quarter. Diluted earnings per share for the current quarter was $0.57 per share, an increase of 27 percent from the prior quarter and prior year third quarter diluted earnings per share of $0.45 per share. The current quarter included $7.0 million in acquisition-related expenses.

Net income for the first nine months of 2025 was $175 million, an increase of $46.9 million, or 36 percent, from the prior year first nine months net income of $128 million. Diluted earnings per share for the first nine months of 2025 was $1.51 per share, an increase of 34 percent from the prior year first nine months diluted earnings per share of $1.13 per share.

On April 30, 2025, the Company completed its acquisition of BOID, which had 15 branches across eastern Idaho, Boise and eastern Washington. Upon the core system conversion in the third quarter of 2025, the BOID operations joined three existing Bank divisions. The Eastern Idaho operations of BOI joined Citizens Community Bank, the Boise operations joined Mountain West Bank and the Eastern Washington operations joined Wheatland Bank. The Company’s results of operations and financial condition include the BOID acquisition beginning on the acquisition date. The following table discloses the preliminary fair value estimates of select classifications of assets and liabilities acquired:

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024
Cash and cash equivalents	$854,244	915,507	848,408	987,833	(61,263)	5,836	(133,589)
Debt securities, available-for-sale	3,916,189	4,024,980	4,245,205	4,436,578	(108,791)	(329,016)	(520,389)
Debt securities, held-to-maturity	3,155,901	3,206,133	3,294,847	3,348,698	(50,232)	(138,946)	(192,797)
Total debt securities	7,072,090	7,231,113	7,540,052	7,785,276	(159,023)	(467,962)	(713,186)
Loans receivable
Residential real estate	1,926,448	1,931,554	1,858,929	1,837,697	(5,106)	67,519	88,751
Commercial real estate	12,045,446	11,935,109	10,963,713	10,833,841	110,337	1,081,733	1,211,605
Other commercial	3,451,177	3,303,889	3,119,535	3,177,051	147,288	331,642	274,126
Home equity	980,472	975,429	930,994	931,440	5,043	49,478	49,032
Other consumer	387,443	386,759	388,678	401,158	684	(1,235)	(13,715)
Loans receivable	18,790,986	18,532,740	17,261,849	17,181,187	258,246	1,529,137	1,609,799
Allowance for credit losses	(229,077)	(226,799)	(206,041)	(205,170)	(2,278)	(23,036)	(23,907)
Loans receivable, net	18,561,909	18,305,941	17,055,808	16,976,017	255,968	1,506,101	1,585,892
Other assets	2,527,384	2,552,422	2,458,719	2,456,643	(25,038)	68,665	70,741
Total assets	$29,015,627	29,004,983	27,902,987	28,205,769	10,644	1,112,640	809,858

The Company continues to maintain a strong cash position of $854 million at September 30, 2025 which was a decrease of $61 million over the prior quarter and a decrease of $134 million over the prior year third quarter. Total debt securities of $7.072 billion at September 30, 2025 decreased $159 million, or 2 percent, during the current quarter and decreased $713 million, or 9 percent, from the prior year third quarter. Debt securities represented 24 percent of total assets at September 30, 2025 compared to 25 percent at June 30, 2025 and 28 percent at September 30, 2024.

The loan portfolio of $18.791 billion at September 30, 2025 increased $258 million, or 6 percent annualized, during the current quarter. The loan category with the largest dollar increase during the current quarter was other commercial loans which increased $147 million, or 4 percent over the prior quarter. Excluding the BOID acquisition, the loan portfolio organically increased $535 million, or 3 percent, since the prior year third quarter. Excluding the acquisition, the loan category with the largest dollar increase in the last twelve months was CRE which increased $481 million, or 4 percent over the prior year third quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024
Deposits
Non-interest bearing deposits	$6,674,441	6,593,728	6,136,709	6,407,728	80,713	537,732	266,713
NOW and DDA accounts	5,805,816	5,747,388	5,543,512	5,363,476	58,428	262,304	442,340
Savings accounts	3,049,753	2,956,387	2,845,124	2,801,077	93,366	204,629	248,676
Money market deposit accounts	3,137,810	3,089,115	2,878,213	2,854,540	48,695	259,597	283,270
Certificate accounts	3,199,825	3,238,576	3,139,821	3,284,609	(38,751)	60,004	(84,784)
Core deposits, total	21,867,645	21,625,194	20,543,379	20,711,430	242,451	1,324,266	1,156,215
Wholesale deposits	3,304	3,308	3,615	3,334	(4)	(311)	(30)
Deposits, total	21,870,949	21,628,502	20,546,994	20,714,764	242,447	1,323,955	1,156,185
Securities sold under agreements to repurchase	2,004,286	1,976,228	1,777,475	1,831,501	28,058	226,811	172,785
FHLB advances	895,022	1,255,088	1,800,000	1,800,000	(360,066)	(904,978)	(904,978)
Other borrowed funds	59,779	62,366	62,062	61,911	(2,587)	(2,283)	(2,132)
Finance lease liabilities	18,401	19,405	21,279	22,257	(1,004)	(2,878)	(3,856)
Subordinated debentures	157,379	157,127	133,105	133,065	252	24,274	24,314
Other liabilities	401,523	374,003	338,218	397,221	27,520	63,305	4,302
Total liabilities	$25,407,339	25,472,719	24,679,133	24,960,719	(65,380)	728,206	446,620

Total deposits of $21.871 billion at September 30, 2025 increased $242 million, or 4 percent annualized, during the current quarter and non-interest bearing deposits of $6.674 billion increased $80.7 million, or 5 percent annualized, from the prior quarter. Total deposits at September 30, 2025 increased $1.324 billion, or 6 percent, from the prior year end and organically increased $246 million, or 1 percent, from the prior year end. Non-interest bearing deposits at September 30, 2025 increased $538 million, or 9 percent, from the prior year end and organically increased $266 million, or 4 percent, from the prior year end. Non-interest bearing deposits represented 31 percent of total deposits at September 30, 2025 compared to 30 percent at December 31, 2024 and 31 percent at September 30, 2024.

FHLB advances of $895 million decreased $360 million, or 29 percent, from the prior quarter and decreased $905 million, or 50 percent, from the prior year third quarter. Subordinated debentures of $157 million increased $24.0 million, or 18 percent, from the prior year end as a result of the acquisition of BOID.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024
Common equity	$3,801,178	3,770,919	3,533,150	3,507,356	30,259	268,028	293,822
Accumulated other comprehensive loss	(192,890)	(238,655)	(309,296)	(262,306)	45,765	116,406	69,416
Total stockholders’ equity	3,608,288	3,532,264	3,223,854	3,245,050	76,024	384,434	363,238
Goodwill and core deposit intangible, net	(1,182,536)	(1,186,350)	(1,102,500)	(1,106,336)	3,814	(80,036)	(76,200)
Tangible stockholders’ equity	$2,425,752	2,345,914	2,121,354	2,138,714	79,838	304,398	287,038

Stockholders’ equity to total assets	12.44%	12.18%	11.55%	11.50%
Tangible stockholders’ equity to total tangible assets	8.72%	8.43%	7.92%	7.89%
Book value per common share	$30.44	29.80	28.43	28.62	0.64	2.01	1.82
Tangible book value per common share	$20.46	19.79	18.71	18.86	0.67	1.75	1.60

Tangible stockholders’ equity of $2.426 billion at September 30, 2025 increased $79.8 million, or 3 percent, compared to the prior quarter and was primarily due to a decrease in other comprehensive loss and earnings retention. Tangible stockholders’ equity at September 30, 2025 increased $304 million, or 14 percent, compared to the prior year end and was primarily due to $205 million of Company stock issued in connection with the acquisition of BOID and a $116 million decrease in other comprehensive loss. The increase was partially offset by the increase in goodwill and core deposit intangible associated with the BOID acquisition. Tangible book value per common share of $20.46 at the current quarter end increased $0.67 per share, or 3 percent, from the prior quarter and increased $1.60 per share, or 8 percent, from the prior year third quarter.

Cash Dividend
On September 22, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable October 16, 2025 to shareholders of record on October 7, 2025. The dividend was the Company’s 162nd consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2025
Compared to June 30, 2025, March 31, 2025 and September 30, 2024

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Sep 30, 2024	Jun 30, 2025	Mar 31, 2025	Sep 30, 2024
Net interest income
Interest income	$325,003	308,115	289,925	289,578	16,888	35,078	35,425
Interest expense	99,624	100,499	99,946	109,347	(875)	(322)	(9,723)
Total net interest income	225,379	207,616	189,979	180,231	17,763	35,400	45,148
Non-interest income
Service charges and other fees	21,460	20,405	18,818	20,587	1,055	2,642	873
Miscellaneous loan fees and charges	5,123	5,067	4,664	4,970	56	459	153
Gain on sale of loans	5,027	4,273	4,311	4,898	754	716	129
Gain on sale of investments	—	—	—	26	—	—	(26)
Other income	3,742	3,199	4,849	4,223	543	(1,107)	(481)
Total non-interest income	35,352	32,944	32,642	34,704	2,408	2,710	648
Total income	$260,731	240,560	222,621	214,935	20,171	38,110	45,796
Net interest margin (tax-equivalent)	3.39%	3.21%	3.04%	2.83%

Net Interest Income
Net interest income of $225 million for the current quarter increased $17.8 million, or 9 percent, from the prior quarter net interest income of $208 million and increased $45.1 million, or 25 percent, from the prior year third quarter net interest income of $180 million. The current quarter interest income of $325 million increased $16.9 million, or 5 percent, over the prior quarter and increased $35.4 million, or 12 percent, over the prior year third quarter, both increases primarily due to the increase in the loan yields and the increase in average balances of the loan portfolio. The loan yield of 5.97 percent in the current quarter increased 11 basis points from the prior quarter loan yield of 5.86 percent and increased 28 basis points from the prior year third quarter loan yield of 5.69 percent.

The current quarter interest expense of $100 million decreased $875 thousand or 87 basis points, from the prior quarter and was primarily attributable to a decrease in average borrowings. The current quarter interest expense decreased $9.7 million, or 9 percent, from the prior year third quarter and was primarily the result of lower average wholesale borrowings and a decrease in deposit costs. Deposit cost (including non-interest bearing deposits) decreased to 1.23 percent in the current quarter compared to 1.25 percent in the prior quarter and 1.37 percent in the prior year third quarter. The total cost of funding (including non-interest bearing deposits) of 1.58 percent in the current quarter decreased 5 basis points from the prior quarter and decreased 21 basis points from the prior year third quarter.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.39 percent, an increase of 18 basis points from the prior quarter net interest margin of 3.21 percent and was primarily driven by an increase in loan yields and a decrease in total cost of funding. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was an increase of 56 basis points from the prior year third quarter net interest margin of 2.83 percent and was also primarily driven by the increase in loan yields and the decrease in total cost of funding. Core net interest margin excludes the impact from discount accretion and non-accrual interest. Excluding the 4 basis points from discount accretion, the core net interest margin was 3.35 percent in the current quarter compared to 3.18 percent in the prior quarter and 2.79 percent in the prior year third quarter.

Non-interest Income
Non-interest income for the current quarter totaled $35.4 million, which was an increase of $2.4 million, or 7 percent, over the prior quarter and an increase of $648 thousand, or 2 percent, over the prior year third quarter. Service charges and other fees of $21.5 million for the current quarter increased $1.1 million, or 5 percent, compared to the prior quarter and increased $873 thousand, or 4 percent, compared to the prior year third quarter. Gain on the sale of residential loans of $5.0 million for the current quarter increased $754 thousand, or 18 percent, compared to the prior quarter and increased $129 thousand, or 3 percent, from the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Sep 30, 2024	Jun 30, 2025	Mar 31, 2025	Sep 30, 2024
Compensation and employee benefits	$96,498	94,355	91,443	85,083	2,143	5,055	11,415
Occupancy and equipment	13,236	12,558	12,294	11,989	678	942	1,247
Advertising and promotions	4,620	4,394	4,144	4,062	226	476	558
Data processing	10,634	9,883	9,138	9,196	751	1,496	1,438
Other real estate owned	63	26	63	13	37	—	50
Regulatory assessments and insurance	5,799	5,847	5,534	5,150	(48)	265	649
Intangibles amortization	3,813	3,624	3,270	3,367	189	543	446
Other expenses	33,120	24,432	25,432	25,848	8,688	7,688	7,272
Total non-interest expense	$167,783	155,119	151,318	144,708	12,664	16,465	23,075

Total non-interest expense of $168 million for the current quarter increased $12.7 million, or 8 percent, over the prior quarter and increased $23.1 million, or 16 percent, over the prior year third quarter and was primarily from increased costs from the acquisitions. Compensation and employee benefits of $96.5 million increased by $2.1 million, or 2 percent, over the prior quarter. Compensation and employee benefits increased $11.4 million, or 13 percent, from the prior year third quarter and was primarily driven by annual salary increases and increases in staffing levels from the current year acquisition.

Other expenses of $33.1 million increased $8.7 million, or 36 percent, from the prior quarter and increased $7.3 million, or 28 percent, from the prior year third quarter, both increases primarily attributable to current quarter acquisition related-expenses and prior quarter and prior year third quarter gains on sale of former branch facilities. Acquisition-related expense was $7.0 million in the current quarter compared to $3.2 million in the prior quarter and $1.9 million in the prior year third quarter. The other expenses included offsets of a $1.6 million gain from the sale of a former branch facility in the prior quarter and $619 thousand in the prior year third quarter.

Efficiency Ratio
The efficiency ratio was 62.05 percent in the current quarter compared to 62.08 percent in the prior quarter and 64.92 percent in the prior year third quarter. The decrease from the prior quarter and the prior year third quarter was principally driven by the increase in net interest income which outpaced the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2025	$5,192	$2,914	1.22%	0.21%	0.19%
Second quarter 2025	18,009	1,645	1.22%	0.29%	0.17%
First quarter 2025	6,154	1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%
Fourth quarter 2023	4,181	3,695	1.19%	0.31%	0.09%

Net charge-offs for the current quarter were $2.9 million compared to $1.6 million in the prior quarter and $2.8 million for the prior year third quarter. The current quarter net charge-offs included $1.8 million in deposit overdraft net charge-offs and $1.1 million of net loan charge-offs.

The current quarter provision for credit loss expense of $7.7 million included $5.2 million of credit loss expense on loans and $2.5 million of credit loss expense on unfunded loan commitments from the acquisition.

The allowance for credit losses (“ACL”) on loans as a percentage of total loans outstanding was 1.22 percent at September 30, 2025 and June 30, 2025 compared to 1.19 percent at September 30, 2024. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts, actual results, and other environmental factors will continue to determine the level of the provision for credit losses for loans. The determination of the ACL on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months Ended September 30, 2025
Compared to September 30, 2024

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2025	Sep 30, 2024	$ Change	% Change
Net interest income
Interest income	$923,043	842,814	80,229	10%
Interest expense	300,069	329,625	(29,556)	(9)%
Total net interest income	622,974	513,189	109,785	21%
Non-interest income
Service charges and other fees	60,683	58,572	2,111	4%
Miscellaneous loan fees and charges	14,854	14,153	701	5%
Gain on sale of loans	13,611	12,929	682	5%
Gain on sale of debt securities	—	30	(30)	(100)%
Other income	11,790	11,213	577	5%
Total non-interest income	100,938	96,897	4,041	4%
Total income	$723,912	610,086	113,826	19%
Net interest margin (tax-equivalent)	3.21%	2.70%

Net Interest Income
Net interest income of $623 million for the first nine months of 2025 increased $110 million, or 21 percent, from the prior year and was primarily driven by increased interest income and decreased interest expense. Interest income of $923 million for the first nine months of 2025 increased $80.2 million, or 10 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.87 percent during the first nine months of 2025, an increase of 29 basis points from the prior year first nine months loan yield of 5.58 percent.

Interest expense of $300 million for the first nine months of 2025 decreased $30 million, or 9 percent, from the same period in the prior year and was primarily the result of lower interest rates on deposits and a decreases in higher cost borrowings. Deposit cost (including non-interest bearing deposits) was 1.24 percent for the first nine months of 2025, which was a decrease of 12 basis points from the first nine months of the prior year deposit costs of 1.36 percent. The total funding cost (including non-interest bearing deposits) for the first nine months of 2025 was 1.63 percent, which was a decrease of 18 basis points over the first nine months of the prior year funding cost of 1.81 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first nine months of 2025 was 3.21 percent, a 51 basis points increase from the net interest margin of 2.70 percent for the first nine months of the prior year. Excluding the 4 basis points from discount accretion, the core net interest margin was 3.17 percent in the first nine months of the current year compared to 2.65 percent in the prior year first nine months. The increase in net interest margin from the prior year was primarily driven by increased loan yields and decreased funding costs combined with a shift in earning asset mix to higher yielding loans and a shift in funding liabilities to lower cost deposits.

Non-interest Income
Non-interest income of $101 million for the first nine months of 2025 increased $4.0 million, or 4 percent, over the same period last year. Service charges and other fees of $60.7 million for the first nine months of 2025 increased $2.1 million, or 4 percent, over the first nine months of the prior year. Gain on sale of residential loans of $13.6 million for the first nine months of 2025 increased by $682 thousand, or 5 percent, over the first nine months of the prior year. Other income of $11.8 million for the first nine months of 2025 increased $577 thousand over the prior year first nine months.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2025	Sep 30, 2024	$ Change	% Change
Compensation and employee benefits	$282,296	$255,306	$26,990	11%
Occupancy and equipment	38,088	35,466	2,622	7%
Advertising and promotions	13,158	12,407	751	6%
Data processing	29,655	27,742	1,913	7%
Other real estate owned	152	187	(35)	(19)%
Regulatory assessments and insurance	17,180	18,304	(1,124)	(6)%
Intangibles amortization	10,707	9,144	1,563	17%
Other expenses	82,984	78,947	4,037	5%
Total non-interest expense	$474,220	$437,503	$36,717	8%

Total non-interest expense of $474 million for the first nine months of of 2025 increased $36.7 million, or 8 percent, over the same period in the prior year. Compensation and employee benefits expense of $282 million in the first nine months of 2025 increased $27.0 million, or 11 percent, over the same period in the prior year and was primarily driven by annual salary increases and staffing increases from acquisitions. Regulatory assessment and insurance expense of $17.2 million for the first nine months of 2025 decreased $1.1 million, or 6 percent, from the prior year first nine months primarily as a result of adjustments to the FDIC special assessment. Other expenses of $83.0 million for the first nine months of 2025 increased $4.0 million, or 5 percent, from the first nine months of the prior year. Included in other expenses was $9.3 million of acquisition-related expenses in the first nine months of the current year compared to $7.8 million in the same period in the prior year.

Efficiency Ratio
The efficiency ratio was 63.12 percent for the first nine months of 2025 compared to 68.98 percent for the same period of 2024. The decrease from the prior year was primarily attributable to the increase in net interest income that outpaced the increase in non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $35.7 million for the first nine months of 2025, an increase of $16.0 million, or 81 percent, over the same period in the prior year. Included in the current year provision for credit losses was $16.7 million from the acquisition of BOID and included in the prior year was $9.7 million from acquisitions in the prior year. Net charge-offs for the first nine months of 2025 were $6.4 million compared to $8.7 million in the first nine months of 2024. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as either AFS or HTM. Non-marketable equity securities primarily consist of capital stock issued by the FHLB of Des Moines.

Debt Securities
Debt securities classified as AFS are carried at estimated fair value and debt securities classified as HTM are carried at amortized cost. Unrealized gains or losses, net of tax, on AFS debt securities are reflected as an adjustment to OCI. The Company’s debt securities are summarized below:

	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$428,907	6%	$468,433	6%	$467,606	6%
U.S. government sponsored enterprises	319,647	4%	310,154	4%	310,069	4%
State and local governments	69,714	1%	68,680	1%	72,370	1%
Corporate bonds	14,714	1%	14,503	1%	14,542	1%
Residential mortgage-backed securities	2,104,053	30%	2,355,516	31%	2,524,204	32%
Commercial mortgage-backed securities	979,154	14%	1,027,919	14%	1,047,787	14%
Total available-for-sale	3,916,189	56%	4,245,205	57%	4,436,578	58%
Held-to-maturity
U.S. government and federal agency	864,115	12%	859,432	11%	857,858	11%
State and local governments	1,593,115	22%	1,619,850	21%	1,630,264	20%
Residential mortgage-backed securities	698,671	10%	815,565	11%	860,576	11%
Total held-to-maturity	3,155,901	44%	3,294,847	43%	3,348,698	42%
Total debt securities	$7,072,090	100%	$7,540,052	100%	$7,785,276	100%

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

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from NRSRO as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$416,128	368,108	429,267	379,793
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,195,821	1,039,802	1,207,309	1,046,083
S&P: A+, A, A- / Moody’s: A1, A2, A3	44,668	44,378	48,143	47,345
Not rated by either entity	8,466	8,183	6,868	6,617
Total	$1,665,083	1,460,471	1,691,587	1,479,838

State and local government securities largely consist of general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$332,044	308,320	348,129	322,414
General obligation - limited	168,188	146,446	172,537	151,445
Revenue	1,129,590	974,321	1,135,421	974,076
Certificate of participation	35,211	31,334	35,443	31,846
Other	50	50	57	57
Total	$1,665,083	1,460,471	1,691,587	1,479,838

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$367,795	327,904	370,189	329,252
Texas	115,544	101,458	118,219	104,938
California	109,261	99,651	111,324	101,021
Washington	88,842	80,062	92,198	82,872
Michigan	78,298	68,115	79,987	69,527
All other states	905,343	783,281	919,670	792,228
Total	$1,665,083	1,460,471	1,691,587	1,479,838

The following table presents the carrying amount and weighted-average yield of AFS and HTM debt securities by contractual maturity at September 30, 2025. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$419,796	1.09%	$1,637	3.33%	$1,155	5.01%	$6,319	3.89%	$—	—%	$428,907	1.15%
U.S. government sponsored enterprises	207,250	1.23%	112,397	1,339.00%	—	—%	—	—%	—	—%	319,647	1.29%
State and local governments	12,241	1.58%	18,857	2.04%	17,376	3.08%	21,240	2.64%	—	—%	69,714	2.41%
Corporate bonds	9,987	3.66%	3,984	4.00%	—	—%	743	0.46%	—	—%	14,714	3.59%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,104,053	1.06%	2,104,053	1.06%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	979,154	3.75%	979,154	3.75%
Total available-for-sale	649,274	1.18%	136,875	1.57%	18,531	3.20%	28,302	2.86%	3,083,207	1.89%	3,916,189	1.78%
Held-to-maturity
U.S. government and federal agency	139,050	0.99%	725,065	1.20%	—	—%	—	—%	—	—%	864,115	1.16%
State and local governments	10,004	3.53%	103,939	3.65%	244,796	3.44%	1,234,376	3.01%	—	—%	1,593,115	3.12%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	698,671	0.98%	698,671	0.98%
Total held-to-maturity	149,054	1.16%	829,004	1.50%	244,796	3.44%	1,234,376	3.01%	698,671	0.98%	3,155,901	2.11%
Total debt securities	$798,328	1.18%	$965,879	1.51%	$263,327	3.43%	$1,262,678	3.00%	$3,781,878	1.73%	$7,072,090	1.92%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its AFS debt securities with unrealized losses as of September 30, 2025, the Company determined the decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL has been recognized at September 30, 2025.

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

Non-marketable equity securities and equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest the carrying value may not be recoverable. Based on the Company’s evaluation of its investments in non-marketable equity securities and equity securities without readily determinable fair values as of September 30, 2025, the Company determined that none of such securities were impaired.

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

	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$1,926,448	10%	$1,858,929	11%	$1,837,697	11%
Commercial real estate	12,045,446	65%	10,963,713	64%	10,833,841	64%
Other commercial	3,451,177	19%	3,119,535	18%	3,177,051	19%
Home equity	980,472	5%	930,994	6%	931,440	5%
Other consumer	387,443	2%	388,678	2%	401,158	2%
Loans receivable	18,790,986	101%	17,261,849	101%	17,181,187	101%
Allowance for credit losses	(229,077)	(1)%	(206,041)	(1)%	(205,170)	(1)%
Loans receivable, net	$18,561,909	100%	$17,055,808	100%	$16,976,017	100%

The largest category of the Company’s loan portfolio is CRE. An additional breakdown of the Company’s CRE portfolio follows.

	September 30, 2025
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$683,980	$789,745	$1,473,725	12.2%
Multi-family	—	1,163,206	1,163,206	9.7%
Industrial and warehouse	791,727	409,840	1,201,567	10.0%
Retail	402,073	903,695	1,305,768	10.8%
Medical and nursing	284,939	277,816	562,755	4.7%
Mini and RV Storage	12,388	607,494	619,882	5.1%
Agriculture real estate	615,763	—	615,763	5.1%
Hotel	—	576,258	576,258	4.8%
Land	81,809	432,144	513,953	4.3%
Restaurant and entertainment	228,615	89,771	318,386	2.6%
Automotive and transportation	311,062	58,536	369,598	3.1%
Other commercial real estate	2,753,557	571,028	3,324,585	27.6%
Total commercial real estate	$6,165,913	$5,879,533	$12,045,446	100%

The following table summarizes the Company’s CRE portfolio by geographic location, including occupancy as of the date indicated:

(Dollars in thousands)	September 30, 2025
	Amount	Percent of total CRE
Montana	$3,068,363	25.5%
Utah	2,054,816	17.1%
Idaho	1,912,864	15.9%
Arizona	1,343,056	11.1%
Colorado	1,115,867	9.3%
Wyoming	797,859	6.6%
Nevada	775,912	6.4%
Washington	976,709	8.1%
Total commercial real estate	$12,045,446	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our eight-state footprint. Specifically, our CRE portfolio has an average loan balance of $802 thousand with an average loan-to-value ratio (“LTV”) of 58% as of September 30, 2025.

Due to the recent trends in the banking industry, there has been increased risk associated with CRE loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many large metropolitan areas continue to show signs of stress. The Company has limited exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban and rural markets with strong occupancy levels. The Company maintains a practice of regular and ongoing loan reviews, stress tests, and sensitivity analyses to assess the level of risk in the loan portfolio. Loan reviews include monitoring past due rates, non-performing trends, concentrations, LTV’s, among other qualitative factors. Loan policies are robust and are updated as needed to meet the strategic and risk mitigation goals of the Company.

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Other real estate owned and foreclosed assets	$1,413	1,879	1,164	633
Accruing loans 90 days or more past due	7,449	11,371	6,177	11,551
Non-accrual loans	45,450	35,356	20,445	15,937
Total non-performing assets	$54,312	48,606	27,786	28,121
Non-performing assets as a percentage of subsidiary assets	0.19%	0.17%	0.10%	0.10%
ACL as a percentage of non-performing loans	433%	485%	774%	730%
Accruing loans 30-89 days past due	$39,524	54,403	32,228	56,213
U.S. government guarantees included in non-performing assets	$10,358	2,651	748	1,802
Interest income [1]	$1,997	1,016	1,142	672
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets as a percentage of subsidiary assets at September 30, 2025 was 0.19 percent compared to 0.17 percent in the prior quarter and 0.10 percent in the prior year third quarter. Non-performing assets of $54.3 million at September 30, 2025 increased $5.7 million, or 12 percent, over the prior quarter and increased $26.2 million, or 93 percent, over the prior year third quarter.

Early stage delinquencies (accruing loans 30-89 days past due) as a percentage of loans at September 30, 2025 were 0.21 percent compared to 0.29 percent for the prior quarter end and 0.33 percent for the prior year third quarter. Early stage delinquencies of $39.5 million at September 30, 2025 decreased $14.9 million from the prior quarter and decreased $16.7 million from the prior year third quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
The Company identifies and monitors MBFD loans. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: current payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at September 30, 2025 had an amortized cost of $17.7 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO and other foreclosed assets during 2025 was $2.1 million. The fair value of the loan collateral acquired in foreclosure during 2025 was $1.9 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Balance at beginning of period	$1,164	1,164	1,503	1,503
Additions	1,946	1,397	879	171
Capital improvements	—	—	1	1
Write-downs	(53)	—	(16)	(16)
Sales	(1,644)	(682)	(1,203)	(1,026)
Balance at end of period	$1,413	1,879	1,164	633

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2025			December 31, 2024			September 30, 2024
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$24,309	10%	11%	$25,181	11%	11%	$25,289	12%	11%
Commercial real estate	156,243	64%	68%	138,545	64%	64%	138,547	68%	63%
Other commercial	32,406	19%	14%	24,400	18%	18%	23,169	11%	19%
Home equity	9,442	5%	4%	11,402	5%	5%	11,458	6%	5%
Other consumer	6,677	2%	3%	6,513	2%	2%	6,707	3%	2%
Total	$229,077	100%	100%	$206,041	100%	100%	$205,170	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Balance at beginning of period	$206,041	206,041	192,757	192,757
Acquisitions	35	35	3	3
Provision for credit losses	29,355	24,163	27,179	21,138
Net (charge-offs) recoveries
Residential real estate	267	192	(6)	30
Commercial real estate	388	311	(2,828)	(345)
Other commercial	(1,741)	(685)	(3,956)	(3,346)
Home equity	61	33	5	101
Other consumer	(5,329)	(3,291)	(7,113)	(5,168)
Net charge-offs	(6,354)	(3,440)	(13,898)	(8,728)
Balance at end of period	$229,077	226,799	206,041	205,170
ACL as a percentage of total loans	1.22%	1.22%	1.19%	1.19%
Non-accrual loans as a percentage of total loans	0.24%	0.19%	0.12%	0.09%
ACL as a percentage of non-accrual loans	504.02%	641.47%	1,007.78%	1,287.38%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Residential real estate	0.01%	—%	—%	—%
Commercial real estate	—%	—%	(0.03)%	—%
Other commercial	(0.05)%	(0.02)%	(0.13)%	(0.11)%
Home equity	0.01%	—%	—%	0.01%
Other consumer	(1.39)%	(0.86)%	(1.79)%	(1.30)%
Total net (charge-offs) recoveries	(0.04)%	(0.02)%	(0.08)%	(0.05)%

The provision for credit loss expense was $35.7 million for the first nine months of 2025, an increase of $16.0 million, or 81 percent, over the same period in the prior year. Included in the current year provision for credit losses was $16.7 million from the acquisition of BOID and included in the prior year was $9.7 million from acquisitions in the prior year. Net charge-offs for the first nine months of 2025 were $6.4 million compared to $8.7 million in the first nine months of 2024.

The ACL on loans as a percentage of total loans outstanding was 1.22 percent at September 30, 2025 and June 30, 2025 compared to 1.19 percent at September 30, 2024. The Company’s ACL of $229 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2025 and 2024, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ACL at a level that is appropriate and determined in accordance with GAAP. Determining the adequacy of the ACL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ACL methodology is designed to reasonably estimate the probable credit losses within the Company’s loan portfolio. Accordingly, the ACL is maintained within a range of estimated losses. The determination of the ACL on loans, including credit loss expense and net charge-offs, is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses, including the credit risk inherent in the loan portfolio, economic forecasts nationally and in the local markets in which the Company operates, trends and changes in collateral values, delinquencies, non-performing assets, net charge-offs, credit-related policies and personnel, and other environmental factors.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 248 locations, including 206 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona and Nevada. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the effects of changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of seventeen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024
Custom and owner occupied construction	$231,238	$254,790	$242,844	$235,915	(9)%	(5)%	(2)%
Pre-sold and spec construction	217,413	208,106	191,926	203,610	4%	13%	7%
Total residential construction	448,651	462,896	434,770	439,525	(3)%	3%	2%
Land development	197,981	176,925	197,369	205,704	12%	—%	(4)%
Consumer land or lots	207,816	229,823	187,024	189,705	(10)%	11%	10%
Unimproved land	137,720	127,550	113,532	109,237	8%	21%	26%
Developed lots for operative builders	56,180	73,053	61,661	67,140	(23)%	(9)%	(16)%
Commercial lots	99,220	175,929	99,243	98,644	(44)%	—%	1%
Other construction	982,743	753,056	693,461	689,638	31%	42%	43%
Total land, lot, and other construction	1,681,660	1,536,336	1,352,290	1,360,068	9%	24%	24%
Owner occupied	3,570,671	3,529,536	3,197,138	3,121,900	1%	12%	14%
Non-owner occupied	4,333,302	4,283,986	4,053,996	4,001,430	1%	7%	8%
Total commercial real estate	7,903,973	7,813,522	7,251,134	7,123,330	1%	9%	11%
Commercial and industrial	1,554,832	1,545,498	1,395,997	1,387,538	1%	11%	12%
Agriculture	1,189,948	1,167,611	1,024,520	1,047,320	2%	16%	14%
First lien	2,579,418	2,590,433	2,481,918	2,462,885	—%	4%	5%
Junior lien	81,568	80,170	76,303	77,029	2%	7%	6%
Total 1-4 family	2,660,986	2,670,603	2,558,221	2,539,914	—%	4%	5%
Multifamily residential	969,573	975,785	895,242	921,138	(1)%	8%	5%
Home equity lines of credit	1,056,757	1,048,595	1,005,783	1,004,300	1%	5%	5%
Other consumer	192,501	197,744	209,457	221,517	(3)%	(8)%	(13)%
Total consumer	1,249,258	1,246,339	1,215,240	1,225,817	—%	3%	2%
States and political subdivisions	994,062	973,145	983,601	993,871	2%	1%	—%
Other	180,711	188,743	183,894	188,792	(4)%	(2)%	(4)%
Total loans receivable, including loans held for sale	18,833,654	18,580,478	17,294,909	17,227,313	1%	9%	9%
Less loans held for sale [1]	(42,668)	(47,738)	(33,060)	(46,126)	(11)%	29%	(7)%
Total loans receivable	$18,790,986	$18,532,740	$17,261,849	$17,181,187	1%	9%	9%
______________________________
1 Loans held for sale are primarily First lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Sep 30, 2025	Sep 30, 2025	Sep 30, 2025
Custom and owner occupied construction	$476	235	198	202	184	292	—
Pre-sold and spec construction	2,039	2,806	2,132	3,705	2,039	—	—
Total residential construction	2,515	3,041	2,330	3,907	2,223	292	—
Land development	917	885	966	583	917	—	—
Consumer land or lots	358	460	78	458	358	—	—
Developed lots for operative builders	456	531	531	531	—	456	—
Commercial lots	—	47	47	47	—	—	—
Total land, lot and other construction	1,731	1,923	1,622	1,619	1,275	456	—
Owner occupied	5,237	4,412	2,979	1,903	4,903	127	207
Non-owner occupied	691	1,206	2,235	1,335	—	—	691
Total commercial real estate	5,928	5,618	5,214	3,238	4,903	127	898
Commercial and industrial	24,165	14,764	2,069	2,455	22,557	1,608	—
Agriculture	5,408	6,603	2,335	6,040	2,135	3,273	—
First lien	8,388	10,549	9,053	6,065	7,652	736	—
Junior lien	765	533	315	279	287	—	478
Total 1-4 family	9,153	11,082	9,368	6,344	7,939	736	478
Multifamily residential	1,039	398	389	392	398	641	—
Home equity lines of credit	3,402	4,016	3,465	2,867	3,292	110	—
Other consumer	852	921	955	1,111	728	87	37
Total consumer	4,254	4,937	4,420	3,978	4,020	197	37
Other	119	240	39	148	—	119	—
Total	$54,312	48,606	27,786	28,121	45,450	7,449	1,413

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024
Custom and owner occupied construction	$305	$385	$969	$13	(21)%	(69)%	2,246%
Pre-sold and spec construction	—	—	564	1,250	n/m	(100)%	(100)%
Total residential construction	305	385	1,533	1,263	(21)%	(80)%	(76)%
Land development	—	170	1,450	157	(100)%	(100)%	(100)%
Consumer land or lots	564	1,210	402	747	(53)%	40%	(24)%
Unimproved land	33	75	36	39	(56)%	(8)%	(15)%
Developed lots for operative builders	5,265	—	214	—	n/m	2,360%	n/m
Other construction	—	7,840	—	—	(100)%	n/m	n/m
Total land, lot and other construction	5,862	9,295	2,102	943	(37)%	179%	522%
Owner occupied	3,809	3,903	2,867	5,641	(2)%	33%	(32)%
Non-owner occupied	7,615	13,806	5,037	13,785	(45)%	51%	(45)%
Total commercial real estate	11,424	17,709	7,904	19,426	(35)%	45%	(41)%
Commercial and industrial	3,711	6,711	6,194	3,125	(45)%	(40)%	19%
Agriculture	2,104	8,243	744	16,932	(74)%	183%	(88)%
First lien	5,357	3,583	6,326	6,275	50%	(15)%	(15)%
Junior lien	—	—	214	13	n/m	(100)%	(100)%
Total 1-4 family	5,357	3,583	6,540	6,288	50%	(18)%	(15)%
Multifamily residential	150	—	—	—	n/m	n/m	n/m
Home equity lines of credit	7,421	5,482	3,731	4,567	35%	99%	62%
Other consumer	1,751	1,615	1,775	2,227	8%	(1)%	(21)%
Total consumer	9,172	7,097	5,506	6,794	29%	67%	35%
Other	1,439	1,380	1,705	1,442	4%	(16)%	—%
Total	$39,524	$54,403	$32,228	$56,213	(27)%	23%	(30)%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Dec 31, 2024	Sep 30, 2024	Sep 30, 2025	Sep 30, 2025
Pre-sold and spec construction	$—	50	(4)	(4)	51	51
Land development	(358)	(341)	1,095	(21)	—	358
Consumer land or lots	(5)	(3)	(22)	(21)	—	5
Unimproved land	—	—	1,338	5	—	—
Commercial lots	—	—	319	319	—	—
Total land, lot and other construction	(363)	(344)	2,730	282	—	363
Owner occupied	(1)	(1)	(73)	(73)	—	1
Non-owner occupied	(11)	(8)	2	(3)	—	11
Total commercial real estate	(12)	(9)	(71)	(76)	—	12
Commercial and industrial	655	26	1,422	1,272	1,508	853
Agriculture	(111)	(109)	64	65	—	111
First lien	(158)	(79)	32	(34)	1	159
Junior lien	(34)	(137)	(65)	(60)	126	160
Total 1-4 family	(192)	(216)	(33)	(94)	127	319
Home equity lines of credit	(27)	(20)	69	(31)	9	36
Other consumer	1,151	656	1,078	753	1,386	235
Total consumer	1,124	636	1,147	722	1,395	271
Other	5,253	3,406	8,643	6,561	8,195	2,942
Total	$6,354	3,440	13,898	8,728	11,276	4,922

Sources of Funds
The Company’s deposits have traditionally been the principal source of funds for use in lending and other business purposes. The Company also obtains funds from repayment of loans and debt securities, repurchase agreements, wholesale deposits, advances from FHLB, Federal Reserve facilities, and other borrowings. Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and market conditions. Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. Borrowings also may be used on a long-term basis to support expanded activities, match maturities of longer-term assets or manage interest rate risk.

Deposits
The Company has several deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates. These programs include non-interest bearing deposit accounts and interest bearing deposit accounts such as negotiable on withdrawal (“NOW”), demand deposit accounts (“DDA”), savings, money market deposits, fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, and individual retirement accounts. These deposits are obtained primarily from individual and business residents in the Bank’s geographic market areas. Wholesale deposits are obtained through various programs and include brokered deposits classified as NOW, DDA, money market deposits and certificate accounts. The Company’s deposits are summarized below:

	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,674,441	31%	$6,136,709	30%	$6,407,728	31%
NOW and DDA accounts	5,805,816	26%	5,543,512	27%	5,363,476	26%
Savings accounts	3,049,753	14%	2,845,124	14%	2,801,077	13%
Money market deposit accounts	3,137,810	14%	2,878,213	14%	2,854,540	14%
Certificate accounts	3,199,825	15%	3,139,821	15%	3,284,609	16%
Wholesale deposits	3,304	—%	3,615	—%	3,334	—%
Total interest bearing deposits	15,196,508	69%	14,410,285	70%	14,307,036	69%
Total deposits	$21,870,949	100%	$20,546,994	100%	$20,714,764	100%

Borrowings
The Bank borrows money through repurchase agreements. This process involves the selling of one or more of the securities in the Bank’s investment portfolio and simultaneously entering into an agreement to repurchase the same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. The Bank enters into repurchase agreements with local municipalities, and certain customers, and has adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Bank periodically enters into wholesale repurchase agreements as additional funding sources. The Bank has not entered into reverse repurchase agreements.

The Bank is a member of the FHLB of Des Moines, which is one of eleven banks that comprise the FHLB system. The Bank is required to maintain a certain level of activity-based stock in order to borrow or to engage in other transactions with the FHLB of Des Moines. Additionally, the Bank is subject to a membership capital stock requirement that is based upon an annual calibration tied to the total assets of the Bank. The borrowings are collateralized by eligible categories of loans and debt securities (principally, securities which are obligations of, or guaranteed by, the U.S. government and its agencies), provided certain standards related to credit-worthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rates and range of maturities. The Bank’s maximum amount of FHLB advances is limited to the lesser of a fixed percentage of the Bank’s total assets or the discounted value of eligible collateral. FHLB advances fluctuate to meet seasonal and other withdrawals of deposits and to expand lending or investment opportunities of the Bank.

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2025. The subordinated debentures outstanding as of September 30, 2025 were $157 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2025 and determined its ACL of $26.8 million was adequate to absorb the estimated credit losses.

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated VIEs, see Note 7 to the Unaudited Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
FHLB advances
Borrowing capacity	$4,382,251	4,355,976
Amount utilized	(895,022)	(1,800,000)
Letters of credit and other pledged collateral	(11,835)	(6,165)
Amount available	$3,475,394	2,549,811
FRB discount window
Borrowing capacity	$2,059,562	1,860,932
Amount utilized	—	—
Amount available	$2,059,562	1,860,932
Unsecured lines of credit available	$530,000	525,000
Unencumbered debt securities
U.S. government and federal agency	$478,477	608,979
U.S. government sponsored enterprises	301,330	301,990
State and local governments	804,979	907,832
Corporate bonds	14,715	14,503
Residential mortgage-backed securities	71,594	615,310
Commercial mortgage-backed securities	795,076	837,169
Total unencumbered debt securities [1]	$2,466,171	3,285,783
____________________________
1 Total unencumbered debt securities at September 30, 2025, included $1.3 billion classified as AFS and $1.1 billion classified as HTM. Total unencumbered debt securities at December 31, 2024, included $1.6 billion classified as AFS, and $1.6 billion classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 118,552,847 have been issued as of September 30, 2025. On October 1, 2025, the Company issued 11,375,648 shares in connection with the closing of the acquisition of Guaranty. For more information regarding the acquisition, see Note 15. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2025. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2025, management believes the Company and Bank mee6t all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2025:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.80%	12.58%	12.58%	9.38%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Income before income taxes	$213,955	152,811
Federal and state income tax expense	38,706	24,421
Net income	$175,249	128,390
Effective tax rate [1]	18.1%	16.0%
Income from tax-exempt debt securities, municipal loans and leases	$63,053	63,160
Benefits from federal income tax credits	$23,576	20,422
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense of $38.7 million for the first nine months of 2025 increased $14.3 million, or 58 percent, over the same period in the prior year. The effective tax rate for the first nine months of 2025 was 18.1 percent compared to 16.0 percent for the same period in the prior year. The increase in tax expense and the increase in the effective tax rate was the primarily the result of an increase in the pre-tax income.

The Company has equity investments in CDEs which have received allocations of NMTCs. Administered by the CDFI Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. As of September 30, 2025, the Company has investments of $25.9 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$5,192	31,939	405	564	38,100
2027	5,370	32,342	220	564	38,496
2028	3,354	29,981	43	—	33,378
2029	1,758	28,606	43	—	30,407
2030	1,068	27,085	43	—	28,196
Thereafter	—	88,186	106	—	88,292
	$16,742	238,139	860	1,128	256,869

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2025			September 30, 2025
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$1,962,831	$26,335	5.37%	$1,929,897	$75,971	5.25%
Commercial loans [1]	15,351,367	229,915	5.94%	14,780,437	645,221	5.84%
Consumer and other loans	1,363,996	24,957	7.26%	1,334,462	71,363	7.15%
Total loans [2]	18,678,194	281,207	5.97%	18,044,796	792,555	5.87%
Tax-exempt investment securities [3]	1,583,554	14,068	3.55%	1,594,355	42,003	3.51%
Taxable investment securities [4,5]	6,554,179	33,185	2.03%	6,713,914	98,828	1.96%
Total earning assets	26,815,927	328,460	4.86%	26,353,065	933,386	4.74%
Goodwill and intangibles	1,184,370			1,146,519
Non-earning assets	987,070			918,154
Total assets	$28,987,367			$28,417,738
Liabilities
Non-interest bearing deposits	$6,550,398	$—	—%	$6,267,432	$—	—%
NOW and DDA accounts	5,734,329	16,483	1.14%	5,645,862	47,593	1.13%
Savings accounts	2,995,538	5,843	0.77%	2,921,024	16,404	0.75%
Money market deposit accounts	3,136,019	16,783	2.12%	2,996,375	45,698	2.04%
Certificate accounts	3,217,199	28,195	3.48%	3,193,843	85,937	3.60%
Total core deposits	21,633,483	67,304	1.23%	21,024,536	195,632	1.24%
Short-term borrowings
Wholesale deposits [6]	3,649	42	4.48%	4,289	148	4.58%
Repurchase agreements	1,986,620	14,706	2.94%	1,909,939	42,548	2.98%
FHLB advances	1,192,493	14,271	4.68%	1,475,071	52,796	4.72%
Total short-term borrowings	3,182,762	29,019	3.57%	3,389,299	95,492	3.72%
Long-term borrowings
Subordinated debentures and other borrowed funds	236,375	3,301	5.54%	228,191	8,945	5.24%
Total interest bearing liabilities	25,052,620	99,624	1.58%	24,642,026	300,069	1.63%
Other liabilities	353,452			339,599
Total liabilities	25,406,072			24,981,625
Stockholders’ Equity
Stockholders’ equity	3,581,295			3,436,113
Total liabilities and stockholders’ equity	$28,987,367			$28,417,738
Net interest income (tax-equivalent)		$228,836			$633,317
Net interest spread (tax-equivalent)			3.28%			3.11%
Net interest margin (tax-equivalent)			3.39%			3.21%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.6 million and $4.7 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2025, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.8 million and $5.2 million on tax-exempt debt securities income for the three and nine months ended September 30, 2025, respectively.
4Includes interest income of $6.7 million and $17.7 million on average interest-bearing cash balances of $600.3 million and $531.3 million for the three and nine months ended September 30, 2025, respectively.
5Includes tax effect of $150 thousand and $451 thousand on federal income tax credits for the three and nine months ended September 30, 2025, respectively.
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

	Nine Months ended September 30, 2025
	2025 vs. 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$4,807	5,528	10,335
Commercial loans (tax-equivalent)	41,130	32,551	73,681
Consumer and other loans	1,524	4,114	5,638
Investment securities (tax-equivalent)	(13,612)	2,526	(11,086)
Total interest income	33,849	44,719	78,568
Interest expense
NOW and DDA accounts	3,219	(3,492)	(273)
Savings accounts	175	(1,139)	(964)
Money market deposit accounts	1,089	702	1,791
Certificate accounts	3,072	(13,500)	(10,428)
Wholesale deposits	28	(29)	(1)
Repurchase agreements	7,382	(5,735)	1,647
FHLB advances	2,631	(607)	2,024
FRB Bank Term Funding	(27,097)	—	(27,097)
Subordinated debentures and other borrowed funds	153	3,592	3,745
Total interest expense	(9,348)	(20,208)	(29,556)
Net interest income (tax-equivalent)	$43,197	64,927	108,124

Net interest income (tax-equivalent) increased $108.1 million for the nine months ended September 30, 2025 compared to the same period in 2024. The interest income for the first nine months of the current year increased over the same period in the prior year, primarily from increased loan yields and loan growth. The decrease in interest expense for the first nine months of the current year compared to prior year was primarily the result of a decrease in interest rates and the pay down of the FRB Bank Term Funding in the prior year as well as a decrease in rates on core deposits.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of September 30, 2025.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	1.18%	(0.83%)
-200 bp Rate ramp	0.83%	(2.37%)
-200 bp Rate shock	(1.00%)	(5.30%)
-100 bp Rate shock	(0.89%)	(2.99%)
+100 bp Rate shock	2.55%	4.29%
+200 bp Rate shock	2.25%	5.63%
+200 bp Rate ramp	0.59%	2.83%
+400 bp Rate ramp	0.50%	1.61%
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s CEO and Chief Financial Officer (“CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2025. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

October 31, 2025	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

October 31, 2025	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO