Form 10-K
period 2025-12-31
GLACIER BANCORP, INC.
filed 2026-02-25
CIK 868671

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
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates at June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $5,081,362,682 (based on the average bid and asked price as quoted on The New York Stock Exchange as of the close of business on that date).
The number of shares of registrant’s common stock outstanding on February 6, 2026 was 130,011,106. No preferred shares are issued or outstanding.
Document Incorporated by Reference
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of shareholders are incorporated by reference into Parts I and III of this Form 10-K.

ABBREVIATIONS/ACRONYMS

2026 Proxy Statement – the 2026 Annual Meeting Proxy Statement	Ginnie Mae – Government National Mortgage Association
ACL – allowance for credit losses	GLBA – Gramm-Leach-Bliley Financial Services
AFS - Available-for-sale	Modernization Act of 1999
AI - Artificial Intelligence	Guaranty - Guaranty Bancshares, Inc. and its subsidiary, Guaranty
ALCO – Asset Liability Committee	Bank & Trust N.A.
AML-CFT - Anti-Money Laundering and Countering the Financing	HTLF - HTLF Bank
of Terrorism	HTM - Held-to-maturity
ASC – Accounting Standards CodificationTM	Interest rate locks – residential real estate derivatives for commitments
ASU – Accounting Standards Update	Interstate Act – Riegle-Neal Interstate Banking and Branching
ATM – automated teller machine	Efficiency Act of 1994
Bank – Glacier Bank	IRS – Internal Revenue Service
Basel III – third installment of the Basel Accords	KBW Regional Banking Index - KBW NASDAQ Regional
BHCA – Bank Holding Company Act of 1956, as amended	Banking Index
Board – Glacier Bancorp, Inc.’s Board of Directors	LIBOR – London Interbank Offered Rate
BOID - Bank of Idaho Holding Co. and its subsidiary, Bank of	LIHTC – Low-Income Housing Tax Credit
Idaho	LTV – loan to value
bp or bps – basis point(s)	MBFD - modifications to borrowers experiencing financial
BSA – Bank Secrecy Act	difficulty
CDE – Certified Development Entity	MT Division of Banking – Montana Department of Administration’s
CDFI Fund – Community Development Financial Institutions Fund	Division of Banking and Financial Institutions
CEO – Chief Executive Officer	NII – net interest income
CECL – current expected credit losses	NMTC – New Markets Tax Credits
CFO – Chief Financial Officer	NOW – negotiable order of withdrawal
CFPB – Consumer Financial Protection Bureau	NRSRO – Nationally Recognized Statistical Rating Organizations
CIO - Chief Information Officer	NYSE - The New York Stock Exchange
CISO - Chief Information Security Officer	OCI – other comprehensive income
Company – Glacier Bancorp, Inc.	OREO – other real estate owned
COSO – Committee of Sponsoring Organizations of the	Patriot Act – Uniting and Strengthening America by Providing Appropriate
Treadway Commission	Tools Required to Intercept and Obstruct Terrorism Act of 2001
CRA – Community Reinvestment Act of 1977	PCAOB – Public Company Accounting Oversight Board (United States)
CRO - Chief Risk Officer	PCD – purchased credit-deteriorated
DDA – demand deposit account	Repurchase agreements – securities sold under agreements
DIF – federal Deposit Insurance Fund	to repurchase
EGRRC Act – Economic Growth, Regulatory Relief, and Consumer	RMB - Rocky Mountain Bank
Protection Act	ROU – right-of-use
ESG – Environmental, social and governance matters	S&P – Standard and Poor’s
Fannie Mae – Federal National Mortgage Association	SBA – United States Small Business Administration
FASB – Financial Accounting Standards Board	SEC – United States Securities and Exchange Commission
FDIC – Federal Deposit Insurance Corporation	SERP – Supplemental Executive Retirement Plan
FHLB – Federal Home Loan Bank	SOFR – Secured Overnight Financing Rate
FinCEN - Financial Crime Enforcement Network	SOX Act – Sarbanes-Oxley Act of 2002
FRB – Federal Reserve Bank	Tax Act – The Tax Cuts and Jobs Act
Freddie Mac – Federal Home Loan Mortgage Corporation	TBA – to-be-announced
GAAP – accounting principles generally accepted in the	VIE – variable interest entity
United States of America	Wheatland - Community Financial Group, Inc. and its subsidiary,
GDP - Gross domestic product	Wheatland Bank

PART I

Item 1. Business

General
Glacier Bancorp, Inc., headquartered in Kalispell, Montana, is a Montana corporation incorporated in 2004 as a successor corporation to the Delaware corporation originally incorporated in 1990. The terms “Company,” “we,” “us” and “our” mean Glacier Bancorp, Inc. and its subsidiaries, when appropriate. The Company is a publicly-traded company and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol: GBCI. We provide a full range of banking services to individuals and businesses from 281 locations in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas through our wholly-owned bank subsidiary, Glacier Bank (the “Bank”). We offer a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. We serve individuals, small to medium-sized businesses, community organizations and public entities. For information regarding our lending, investment and funding activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company includes the parent holding company and the Bank. As of December 31, 2025, the Bank consists of eighteen bank divisions and a corporate division. The bank divisions operate under separate names, management teams and advisory directors and consist of the following:

•	The Foothills Bank (Yuma, Arizona) with operations in Arizona;
•	Bank of the San Juans (Durango, Colorado) with operations in Colorado;
•	Collegiate Peaks Bank (Buena Vista, Colorado) with operations in Colorado;
•	Citizens Community Bank (Pocatello, Idaho) with operations in Idaho;
•	Mountain West Bank (Coeur d’Alene, Idaho) with operations in Idaho and Washington;
•	First Bank of Montana (Lewistown, Montana) with operations in Montana;
•	First Security Bank (Bozeman, Montana) with operations in Montana;
•	First Security Bank of Missoula (Missoula, Montana) with operations in Montana;
•	Glacier Bank (Kalispell, Montana) with operations in Montana;
•	Valley Bank (Helena, Montana) with operations in Montana;
•	Western Security Bank (Billings, Montana) with operations in Montana;
•	Heritage Bank of Nevada (Reno, NV) with operations in Nevada;
•	Guaranty Bank & Trust (Mount Pleasant, TX) with operations in Texas;
•	Altabank (American Fork, UT) with operations in Utah and Idaho;
•	First Community Bank Utah (Layton, Utah) with operations in Utah;
•	Wheatland Bank (Chelan, Washington) with operations in Washington;
•	First Bank (Powell, Wyoming) with operations in Wyoming; and
•	First State Bank (Wheatland, Wyoming) with operations in Wyoming.

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

The Bank also has non-bank subsidiaries which hold certain bank investments. These non-bank subsidiaries are either consolidated or accounted for under the equity method depending on whether the Bank has a controlling interest or significant influence over the entity.

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities which qualify as Tier 2 regulatory capital instruments. The trust subsidiaries are not included in our consolidated financial statements. Our investments and subordinated debentures to the consolidated trust subsidiaries are included in other assets and subordinated debentures, respectively, on our statements of financial condition.

As of December 31, 2025, the Company and its subsidiaries were not engaged in any operations in foreign countries.

Recent Acquisitions
Our strategy is to profitably grow our business through internal growth and selective acquisitions. We continue to look for expansion opportunities primarily in existing and new markets in the Mountain West region and Southwest region. We have completed the following acquisitions during the last five fiscal years:

(Dollars in thousands)	Date	Total Assets	Gross Loans	Total Deposits
Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (collectively, “Guaranty” or “GNTY”)	October 1, 2025	$3,356,636	$2,102,378	$2,706,740
Bank of Idaho Holding Co. and its wholly-owned subsidiary, Bank of Idaho (collectively, “BOID”)	April 30, 2025	1,364,085	1,075,232	1,078,377
Rocky Mountain Bank branches (“RMB”)	July 19, 2024	403,052	271,569	396,690
Community Financial Group, Inc. and its wholly-owned subsidiary, Wheatland Bank (collectively, “Wheatland”)	January 31, 2024	777,705	452,740	616,955
Altabancorp and its wholly-owned subsidiary, Altabank (collectively, "Alta")	October 1, 2021	4,131,662	1,902,321	3,273,819

For additional information on recently completed acquisition and subsequent event, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Market Area and Competition
We have 281 locations, which consist of 236 branches and 45 loan or administration offices, in 108 counties within nine states including Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas. The market area’s diversified economic base primarily focuses on tourism, construction, mining, energy, manufacturing, agriculture, service industries, and health care. The tourism industry is highly influenced by national parks, ski resorts, significant lakes and rural scenic areas.

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

The following table summarizes our number of locations, the number of counties we serve and the percentage of Federal Deposit Insurance Corporation (“FDIC”) insured deposits we have in those counties for each of the nine states we operate in. Percent of deposits are based on the FDIC summary of deposits survey as of June 30, 2025 and does not include any bank division acquired after such date.

	Number of Locations	Number of Counties Served	Percent of Deposits
Montana	70	20	26.9%
Idaho	39	13	10.8%
Utah	39	10	0.3%
Washington	29	13	5.8%
Wyoming	20	10	15.3%
Colorado	23	13	1.8%
Arizona	17	7	0.9%
Nevada	7	3	5.9%
Total	244	89

Human Capital
As of December 31, 2025, we employed 4,188 persons, 3,927 of whom were employed full time. No employees were represented by a collective bargaining group. We believe our employees are united by our commitment to serve our customers and communities and that our customers are best served by a staff of competent, caring employees who are customer oriented. Our employees are one of our most valuable assets. We consider our employee relations to be excellent.

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

We also believe employee retention is critical to our success, and we are proud of our track record when it comes to retaining employees, including many employees at institutions we acquire. Retention strategies are woven into all our compensation and retirement programs, and even our efforts at expansion. We provide our qualifying employees with a comprehensive benefit program, including health, dental and vision insurance, life and accident insurance, short- and long-term disability coverage, and paid time off. In addition we offer a profit sharing and 401(k) plan, short-term cash incentive plan, deferred compensation plans, and a supplemental executive retirement plan for certain employees (“SERP”). For select management-level employees, we also offer our long-term incentive plan, which is an equity-based compensation plan that is designed to encourage achievement of long-term financial goals as determined by the Company’s Board of Directors (the “Board”) from time to time, and to further retention through long-term vesting of certain awards earned. See Note 14 in the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for detailed information regarding employee benefit plans and eligibility requirements.

Board of Directors and Committees
The Board has established, among others, an Audit Committee, a Compensation and Human Capital Committee, a Nominating/Corporate Governance Committee, and a Risk Oversight Committee. Additional information regarding Board committees is set forth under the heading “Meetings and Committees of the Board of Directors - Committees and Committee Membership” in the Company’s 2026 Annual Meeting Proxy Statement (“2026 Proxy Statement”) and is incorporated herein by reference.

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

Supervision and Regulation
We are subject to extensive regulation under federal and state law. This section provides a general overview of the federal and state regulatory framework that applies to us and our industry. In general, this framework is designed to protect depositors, the federal Deposit Insurance Fund (“DIF”), and the federal and state banking systems (rather than to protect shareholders specifically). Importantly, this section is not intended to summarize all laws and regulations that may apply to us from time to time. Any descriptions of statutory or regulatory provisions in this section do not purport to be complete and are qualified by reference to those provisions.

Banking laws and regulations, as well as related regulatory policies and priorities, continue to be subject to change by Congress, state legislatures, and federal and state regulators. We cannot predict changes in statutes, regulations, or regulatory policies applicable to us (including their interpretation or implementation), and certain changes could have a material effect on our business and operations. In recent years, changes to applicable statutes, regulations, and regulatory policies have been constant and sometimes contradictory. The pace of change has been exacerbated by the volatile political climate and conflicting initiatives between federal and state governments. Continued efforts to monitor and comply with new and changing statutory and regulatory requirements add to the complexity and cost of our business and operations.

We are subject to regulation and supervision by numerous federal and state agencies. With respect to the Company, these agencies include the Federal Reserve, the Montana Department of Administration’s Division of Banking and Financial Institutions (“MT Division of Banking”), and the State of Montana, generally. In addition, the Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which are both administered by the SEC. The Bank is subject to regulation and supervision by the FDIC, the MT Division of Banking, and, for branches outside of the State of Montana, the respective regulatory agencies in those states. Because we are an institution with more than $10 billion in assets, we are also subject to regulation and supervision by the Consumer Financial Protection Bureau (“CFPB”), the scope of which has varied widely depending on the priorities of the executive branch of the federal government.

Federal and State Regulation of the Company
General. The Company is a “bank holding company” under the Bank Holding Company Act of 1956, as amended (“BHCA”). In general, the BHCA limits the business of a bank holding company to owning or controlling banks and engaging in, or retaining or acquiring ownership in a company engaged in, other activities closely related to the business of banking. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Federal Reserve, and it must file reports and information with the Federal Reserve from time to time. Further, because the Bank is a “regional banking organization” under Montana law, the Company is also subject to regulation, supervision, and examination by the MT Division of Banking.

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

Holding Company Control of Non-banks. With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation, or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

Transactions with Affiliates. Under the Federal Reserve Act, bank subsidiaries of a bank holding company are subject to restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. In addition to those activities, credit exposure arising from derivative transactions, securities lending, and borrowing transactions is also covered by the regulations. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payments of dividends, interest on borrowings, and operational expenses.

Tying Arrangements. Federal law prohibits certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, we may not condition an extension of credit to a customer on either 1) a requirement that the customer obtain additional services from us; or 2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Bank Subsidiaries. Under federal law, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources or when it may not be in the Company's or its shareholders' best interests to do so. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries.

Restrictions under State Corporate Law. As a Montana corporation, the Company is subject to certain limitations and restrictions under applicable Montana corporate law. For example, Montana corporate law includes limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, and requires the observance of certain corporate formalities, including the maintenance of books, records, and minutes.

Federal and State Regulation of the Bank
General. The Bank is subject to primary supervision, periodic examination, and regulation by the FDIC and the MT Division of Banking. These agencies have the authority to prohibit the Bank from engaging in what they believe constitutes unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of the Bank’s business, its investments, its reserves against deposits, the availability of deposited funds, lending and community reinvestment activities, insider credit transactions, and safety and soundness standards. In addition to federal and Montana law, the Bank is also subject to the laws of various states within the Bank’s footprint.

Consumer Protection. A variety of federal and state consumer protection laws and regulations govern the Bank’s interactions with consumers, including the manner in which the Bank takes deposits, makes and collects loans, and provides other services. During the past year, certain federal regulators have communicated a desire to reduce the regulatory burden for financial institutions. However, some regulators in the states in which we operate were increasingly active in proposing, enacting, and enforcing consumer protection regulations. Any failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank is closely monitoring changes (and challenges) to these laws and regulations and has established a comprehensive compliance system to support efforts to maintain compliance.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires federal bank regulators to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate- income neighborhoods, consistent with the safe and sound operation of the institution. Importantly, certain agencies consider a bank’s community reinvestment record when evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during comment periods, can result in the denial or delay of such transactions. The Bank received a “satisfactory” rating in its most recent CRA examination.

Insider Credit Transactions. Banks are subject to restrictions on their ability to extend credit to executive officers, directors, principal shareholders, and their related interests. In general, a covered transaction must 1) be made on substantially the same terms (including interest rates and collateral); 2) follow credit underwriting procedures that are at least as stringent as those prevailing at the time the credit is underwritten for comparable transactions with persons not related to the lending bank; and 3) not involve more than the normal risk of nonpayment or present other unfavorable features. Banks are also subject to lending limits and restrictions on overdrafts and loans to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

Regulation of Management. With respect to management personnel, federal law sets forth circumstances under which officers or directors of a bank may be removed by the bank's federal supervisory agency. In some cases, federal law also prohibits a bank’s management personnel from serving as directors or in other management positions of another financial institution, depending upon such institution’s asset size and location.

Safety and Soundness Standards. Banks are subject to certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, operational and managerial standards, asset quality, earnings, and stock valuation. In part, a bank must implement a comprehensive written information security program with administrative, technical, and physical safeguards appropriate to its size and complexity and the nature and scope of its activities. This program must be designed to maintain the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and properly dispose of consumer information. If a bank fails to meet these standards, it may be required to submit a compliance plan or be subject to regulatory sanctions. The Bank has established comprehensive policies and risk management procedures to preserve its safety and soundness.

Interstate Banking and Branching
Federal regulators can approve or reject a bank’s application to establish de novo branches in states other than the bank's home state and regulate the closure of interstate branches. In general, an application for a de novo branch is approved if the host state's banks could establish a branch at the same location. As part of their review, regulators are generally required to consult with community organizations before permitting an interstate bank to close a branch in a low-income area. Banks are also prohibited from using their interstate branches primarily for deposit production, and certain agencies have implemented a loan-to-deposit ratio screen to enforce compliance with this prohibition.

Dividends
A principal source of the Company’s cash is from dividends received from the Bank, which are subject to regulation and limitation. An agency may prohibit a bank or bank holding company from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice, and dividends should only be paid out of current operating earnings. Current guidance from the Federal Reserve has noted that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Further, a bank may not pay cash dividends if such payments could reduce the amount of its capital below that necessary to meet minimum regulatory capital requirements. In addition to federal law, Montana law also places restrictions on a bank’s ability to declare and pay dividends.

The final phase of implementation of Basel regulations, known as the ”Basel III Endgame,” imposes limitations on the Bank's ability to pay dividends. In general, the Basel III Endgame limits a bank's ability to pay dividends unless its common equity conservation buffer exceeds the minimum required capital ratio by at least 2.5 percent of risk-weighted assets. Although rules implementing the final phase of Basel regulations have been proposed in the past, they have not yet been adopted. Federal banking regulators recently stated that revised proposed rules will be published in early 2026.

The Federal Reserve has also issued a policy statement on the payment of cash dividends by a bank holding company. In general, it notes that, although no specific regulations restrict dividend payments by bank holding companies (other than state corporate laws), a bank holding company should not pay cash dividends unless its earnings for the past year are sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with its capital needs, asset quality, and overall financial condition. A bank holding company's ability to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. These types of laws and policies may limit our ability to pay dividends or otherwise engage in capital distributions.

Consumer Financial Protection Bureau. The CFPB has rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws. In recent years, the CFPB focused on certain types of fees commonly charged by financial institutions, consumer complaints, the use of artificial intelligence (“AI”), paycheck advance products, data privacy, digital payment applications, and open banking. However, the CFPB recently communicated a desire to reduce regulatory burdens for banks in a variety of ways, such as by limiting supervisory exams and focusing on actual consumer complaints. The future of the CFPB is uncertain due to several legal challenges to its structure and funding.

Interchange Fees. Our ability to charge debit card interchange fees is subject to a cap. This cap is currently equal to $0.21 plus 5 basis points of the transaction value, subject to certain adjustments. Although there have been recent proposals to reduce this cap, they have yet to be implemented. Any future changes to this cap could affect the Bank’s fee revenue and non-interest income.

Capital Adequacy
We are subject to various regulatory capital requirements. These requirements measure assets, liabilities, and certain off-balance sheet items against regulatory guidelines. Capital amounts and classifications are subject to qualitative judgments by regulators about components and risk weighting, among other factors. These requirements, which are applied independently to the Company and the Bank, are intended to confirm that an institution has adequate capital given the risk levels of its assets and off-balance sheet financial instruments.

Under federal law, minimum capital standards include: 1) a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent; 2) a Tier 1 capital to risk-based assets ratio of 6 percent; 3) a total capital to risk-based assets ratio of 8 percent; and 4) a Tier 1 capital to total assets leverage ratio of 4 percent. Federal regulations also require a capital conservation buffer designed to absorb losses during periods of economic stress. Failure to comply with these requirements may result in constraints on an institution’s capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The regulations also adjust risk-weights of certain assets and phase out certain instruments as qualifying capital. For additional information regarding trust preferred securities and their impact to regulatory capital, see Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

A federal prompt corrective action framework is in place to, under certain circumstances, place restrictions on an institution if its capital levels begin to show signs of weakness. Under this framework, an institution is required to meet the following increased capital level requirements to qualify as “well capitalized”: 1) a Tier 1 common equity capital ratio of at least 6.5 percent; 2) a Tier 1 capital ratio of at least 8 percent; 3) a total capital ratio of at least 10 percent; 4) a Tier 1 leverage ratio of at least 5 percent; and 5) not be subject to any order or written directive requiring a specific capital level. In addition to “well capitalized,” the regulations contain other capital classifications, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized” (each of which are based on differing capital ratios). Importantly, if an institution is deemed “undercapitalized,” it may be subject to certain mandatory restrictions (e.g., restrictions on capital distributions and growth). Further, if an institution is deemed “significantly undercapitalized” or “critically undercapitalized,” it may be subject to additional restrictions. Regardless of an institution’s initial classification, it may nevertheless be downgraded if it is determined to be in an unsafe or unsound condition, or if it receives an unsatisfactory examination rating.

The application of these regulations may result in lower returns on invested capital, which may require raising additional capital or regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffer. The imposition of liquidity requirements in connection with these rules could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding.

Regulatory Oversight and Examination
Inspections. The Federal Reserve conducts periodic inspections of bank holding companies. In general, inspections are designed to ascertain whether the financial strength of a bank holding company is maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company and its affiliates, including its bank subsidiaries. The type and frequency of an inspection may vary depending on a bank holding company’s asset size, complexity, and rating at its last inspection.

Examinations. A bank is subject to periodic examination by its primary federal and state regulators, such as the FDIC and the MT Division of Banking. Examinations typically alternate between the federal and state bank regulators and, in some cases, may occur on a combined schedule. The frequency of examinations is linked to the size of an institution and recent examination findings. However, regulators are authorized to examine an institution as frequently as they deem necessary based on the condition of the institution or certain triggering events. In addition to the FDIC and the MT Division of Banking, we are also subject to examination by the CFPB. The CFPB typically uses a prioritization framework to determine the focus its examination efforts. This framework evaluates risks to consumers from specific product lines at both the market level and the institution level, and takes into consideration the size of the institution.

Commercial Real Estate Ratios. Federal banking regulators have issued risk management guidance with respect to commercial real estate concentrations. The purpose of the guidance is to aid banks in developing risk management practices and capital levels commensurate with the level and nature of their concentrations. The guidance largely focuses on a bank’s exposure to CRE loans that are dependent on the cash flow from the real estate collateral and likely sensitive to conditions in the commercial real estate market. The regulators typically allocate supervisory resources to institutions that have significant CRE loan concentration risk.

Corporate Governance and Accounting
The Sarbanes-Oxley Act of 2002 (“SOX Act”) addresses, among other things, corporate governance, auditing and accounting, disclosure of corporate information, and penalties for non-compliance. For example, the SOX Act 1) requires certain executive officers to certify as to the accuracy and completeness of periodic reports filed with the SEC and to certain matters relating to disclosure and accounting controls; 2) imposes specific and enhanced corporate disclosure requirements; 3) accelerates the time frame for reporting insider transactions and periodic disclosures; and 4) requires companies to adopt and disclose information about corporate governance practices. As a publicly reporting company with the SEC, the Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and the NYSE.

Anti-Money Laundering and Anti-Terrorism
The federal Bank Secrecy Act (“BSA”) requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity), due diligence and "know your customer" requirements, and whistleblower incentives and protections. If an individual or institution fails to comply with the BSA, it can result in severe consequences, including civil penalties, criminal fines, and, in some cases, imprisonment.

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) administers the BSA and determines policy priorities for anti-money laundering and countering the financing of terrorism. The priorities currently include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”) was also enacted to combat terrorism. In relevant part, the PATRIOT Act 1) prohibits banks from providing correspondent accounts directly to foreign shell banks; 2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; 3) requires banks to establish an anti-money laundering compliance program; and 4) eliminates civil liability for persons who file suspicious activity reports. The PATRIOT Act grants the government power to investigate terrorism, which may include expanded access to bank records. Federal and state agencies commonly take into consideration an institution’s compliance with the BSA when reviewing and ruling on applications involving mergers, acquisitions, and similar transactions. We have established comprehensive compliance programs designed to comply with the requirements of the BSA and the PATRIOT Act.

Financial Services Modernization
In 1999, the Gramm-Leach-Bliley Financial Services Modernization Act (“GLBA”) introduced significant changes to the banking legal landscape. For instance, the GLBA 1) repealed historical restrictions on preventing banks from affiliating with securities firms; 2) provided a uniform framework for the activities of banks, savings institutions, and their holding companies; 3) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; 4) provided an enhanced framework for protecting the privacy of consumer information; and 5) addressed a variety of other matters affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to the privacy provisions of the GLBA, which requires, among other things, privacy policy disclosures and opt out options.

Deposit Insurance
FDIC Insured Deposits. The Bank's deposits are insured under the Federal Deposit Insurance Act, which is designed to protect customers in the event of a bank’s failure. In general, the FDIC insures deposits up to $250,000 per depositor, per FDIC-insured bank, per account ownership category.

FDIC Insurance. The Bank pays quarterly deposit insurance assessments to the FDIC. The amount of these assessments is based on its deposit base and the FDIC’s applicable assessment rate. In the Bank’s case, the FDIC uses a “scorecard” methodology to determine the assessment rate. This methodology seeks to capture both the probability that an institution will fail and how such a failure may impact the DIF. The FDIC recently noted that current rate schedules will remain in effect until the DIF reserve ratio meets or exceeds two percent, at which time many expect to see lower assessment rates. The FDIC also has the authority to implement special assessments to recover losses to the DIF caused by systemic risks. For example, in the wake of a number of bank failures in 2023, the FDIC instituted a special assessment payable in installments, the last of which will be due the first quarter of 2026. Importantly, an institution may not pay a dividend if it is in default on its federal deposit insurance assessments. The Bank is not in default on any such assessments.

Safety and Soundness. Under certain circumstances, the FDIC may terminate the deposit insurance of an insured depository institution. For example, termination may occur if the FDIC determines (after a hearing) that an institution has engaged (or is engaging) in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or condition imposed under an agreement with the FDIC. Management is not aware of any circumstances that would result in termination of the Bank's deposit insurance.

Recent and Proposed Legislation
The political climate of the past several years has led to rapid changes to the regulatory environment affecting the banking industry. Opposing federal and state regulatory priorities and legislation have also significantly impacted the industry. For example, although the federal banking regulators have eased their focus on consumer protection matters, many states (including some within the Bank’s footprint) are expanding the scope of consumer and other protections and increasing the intensity of their enforcement efforts. Further, some states are shifting their focus towards certain consumer protection matters that are no longer being prioritized by federal regulators, such as fees, loan servicing, discriminatory practices, data privacy, cybersecurity, and AI.

We cannot predict the impact that any legal or regulatory initiatives and related uncertainty may have on our operations, competitive situation, financial conditions, or results of operations. Recent history has demonstrated that new legislation or changes to existing laws or regulations will often result in an increase to the general costs of doing business. Although the Trump Administration has announced a desire to reduce regulatory burdens, the impact of the changing regulatory environment remains to be seen.

Effects of Federal Government Monetary Policy
The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount and interest rates, and deposit reserve requirements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. The Federal Reserve’s most recent decrease to the federal funds rate occurred in December 2025. The Federal Reserve noted that, although economic activity has expanded at a moderate pace, inflation remains elevated and the unemployment rate has increased. New appointments to the Board of Governors or increased political pressure on the Federal Reserve could also result in further changes in monetary policy. Changes in monetary policy, including changes in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders’ equity. We cannot predict the impact that any future changes in monetary policy may have on us.

Cybersecurity
Federal banking regulators regularly issue new (and update existing) guidance in an effort to enhance cyber risk management. Financial institutions are expected to comply with such guidance and to develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

Federal law requires a bank to notify its primary banking regulator within 36 hours after determining that a covered computer-security incident has occurred. This may include, among other types of incidents, an incident that has materially disrupted or degraded a bank’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business.

In addition to federal law, an increasing number of states have established regulations requiring financial institutions to implement cybersecurity programs. Many states (including all of the states within the Bank’s footprint) have also implemented data breach notification, information security, and/or data privacy regulations that may impose additional requirements on our operations. We are continually monitoring developments in the states in which our customers are located in an effort to maintain compliance with applicable cybersecurity-related requirements.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of technology. These risks have increased for many reasons, including widespread use of internet banking, mobile banking, AI, and other technology-based products and services.

In addition to guidance and standards implemented by federal and state banking regulators, the SEC also requires an annual disclosure of registrants’ cybersecurity risk management, strategy, and governance practices. The SEC also enforces its own set of cybersecurity incident requirements. These requirements include disclosure of material cybersecurity incidents (including a description of the nature, scope, timing, and impact of the incident), within four business days after the incident.

Debanking
In August 2025, President Trump issued an Executive Order designed to end a practice it has labeled as “debanking.” Debanking occurs when a bank adversely restricts or modifies its products or services on the basis of a customer’s political or religious beliefs, or on the basis of the customer’s lawful business activities that the bank disagrees with or disfavors for political reasons. We endeavor to make all of our banking decisions on the basis of individualized, objective, and risk-based analyses, and we do not believe that we have engaged in debanking.

Corporate, Social, and Environmental Responsibility
We strive to engage in the banking business in a responsible manner, and we recognize that our activities impact the communities where we operate. We believe that it is consistent with our community banking model to be good stewards of our franchise, active in the communities we serve, and with a particular focus on the development and well-being of our employees.

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
Substantially all of the Bank’s loans are to businesses and individuals in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and now Texas, and adverse economic conditions in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. Any future deterioration in economic conditions in the markets we serve could result in the following consequences, any of which could have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:

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
Commercial banking is a highly competitive business and a consolidating industry. The Bank competes with other commercial banks, credit unions, finance, insurance and other non-depository companies operating in its market areas. The Bank is subject to substantial competition for loans and deposits from other financial institutions. Some of its competitors are not subject to the same degree of regulation and restriction as the Bank while others have greater financial resources than the Bank. Additionally, the competitive landscape in the Bank’s market areas may change as a result of technological advancements, further consolidation, or banking charters issued to or acquired by fintech companies. If the Bank is unable to effectively compete in its market areas or effectively adjust to the changing competitive landscape, the Bank’s business, financial condition, results of operations, and prospects could be adversely affected.

We may not be able to continue to grow internally or through acquisitions.
Historically, we have expanded through a combination of internal growth and selective acquisitions. In 2025, there was an increase in acquisition activity in the banking industry, with deal volume and values up sharply from recent years, prompted by a more predictable and supportive regulatory environment. As market and regulatory conditions continue to change, we may be unable to grow organically or successfully compete for, complete, and integrate potential future acquisitions at the same pace as we have achieved in recent years, or at all. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock, changes in our capital position, a return to a regulatory environment with increased scrutiny and/or less predictability, and changes in our regulatory standing could each have a negative impact on our ability to complete future acquisitions.

Growth through future acquisitions could, in some circumstances, adversely affect profitability or other performance measures.
In the past, we have been active in acquiring banks and bank holding companies, and we may in the future engage in selected acquisitions of additional financial institutions or branches. There are risks associated with any such acquisitions that could adversely affect profitability and other performance measures. These risks include, among other things, incorrectly assessing the asset quality of a financial institution being acquired, discovering compliance or regulatory issues after the acquisition, encountering greater than anticipated costs and use of management time associated with evaluating potential acquisitions and integrating acquired businesses, and being unable to profitably deploy funds acquired in an acquisition.

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

We anticipate that we will issue capital stock in connection with future acquisitions. Acquisitions and related issuances of stock may have a dilutive effect on earnings per share and book value per share, and will in any event reduce the percentage ownership of current shareholders. In acquisitions involving the use of cash as consideration, there will be an impact on our capital position.

If goodwill recorded in connection with acquisitions becomes impaired, related accounting charges could have an adverse impact on earnings and capital.
Accounting standards require us to account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), goodwill is not amortized but rather is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Our goodwill was not considered impaired as of December 31, 2025, and 2024; however, there can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. Since we have $1.4 billion in goodwill, representing 33 percent of our shareholders’ equity, impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even though it is a non-cash item, significant impairment of goodwill could subject us to regulatory limitations, including limits applicable to dividends on our common stock.

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
The Bank maintains an allowance for credit losses (“ACL” or “allowance”) in an amount that it believes is adequate to provide for losses in the loan portfolio. While the Bank strives to carefully manage and monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), the Bank can be required to recognize significant declines in the value of the underlying real estate collateral quite suddenly as values are updated through appraisals and evaluations (new or updated) performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the value of real estate to decline, including declines in the general real estate market, changes in methodology applied by appraisers, and/or using a different appraiser than was used for the prior appraisal or evaluation. The Bank’s ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining values, which increases the likelihood the Bank will suffer losses on defaulted loans beyond the amounts provided for in the ACL. This, in turn, could require material increases in the Bank’s provision for credit losses and ACL. By closely monitoring credit quality, the Bank attempts to identify deteriorating loans before they become non-performing assets and adjusts the ACL accordingly. However, because future events are uncertain, and if difficult economic conditions occur, there may be loans that deteriorate to a non-performing status in an accelerated time frame. As a result, future additions to the ACL may be necessary beyond the levels commensurate with any loan growth. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in non-performing loans, requiring an increase to the ACL. Additionally, future significant additions to the ACL may be required based on changes in the mix of loans comprising the portfolio, and changes in the financial condition of borrowers, which may result from changes in economic conditions, or changes in the assumptions used in determining the ACL. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the Bank’s loan portfolio and the adequacy of the ACL. These regulatory authorities may require the Bank to recognize further provision for credit losses or charge-offs based on their judgments, which may be different from the Bank’s judgments. Any increase in the ACL could have an adverse effect, which could be material, on our business, financial condition, and results of operations.

The Bank’s loan portfolio mix increases the exposure to credit risks tied to deteriorating conditions.
The loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to the total loans and total assets. These types of loans have historically been viewed as having more risk of default than residential real estate loans or certain other types of loans or investments and tend to be larger in size. The FDIC has issued pronouncements highlighting the increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to elevated interest rates and stressed market conditions in many large metropolitan areas, and alerting banks to its concern about banks with a heavy concentration of commercial real estate loans. Because the Bank’s loan portfolio contains commercial and commercial real estate loans with relatively large balances and nonperforming loan balances are very low, the deterioration of the credit quality of a few loans or the loan category may cause a significant increase in non-performing loans. An increase in non-performing loans would result in a loss of earnings from these loans and an increase in the provision for credit losses and could lead to an increase in charge-offs, which could have a material adverse impact on our business, results of operations, and financial condition.

The Bank has a high concentration of loans secured by real estate, so a deterioration in the real estate markets could require material increases in the ACL and adversely affect our business, financial condition, and results of operations.
A significant percent of the Bank’s loans are secured by real estate, resulting in a high concentration of real estate secured loans. Any future deterioration in markets for commercial real estate in the regions we serve could adversely impact borrowers’ ability to refinance or repay loans secured by real estate and the value of our real estate collateral, thereby increasing the credit risk associated with the loan portfolio. The Bank’s ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, increasing the likelihood of losses on defaulted loans beyond the amounts provided for in the ACL. This, in turn, could require material increases in the ACL which would adversely affect our business, financial condition, and results of operations.

Non-performing assets could increase, which could adversely affect our business, financial condition, and results of operations.
The Bank may experience increases in non-performing assets in the future. Non-performing assets (which includes OREO) adversely affect our business, financial condition, and results of operations in various ways. The Bank does not record interest income on non-accrual loans or OREO, thereby adversely affecting its earnings. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related asset to the then fair value of the collateral, less estimated cost to sell, which may result in a charge-off of the value of the asset and lead the Bank to increase the provision for credit losses. An increase in the level of non-performing assets also increases the Bank’s risk profile and may impact the capital levels required by regulators. Further decreases in the value of these assets, the underlying collateral, or in these borrowers’ performance or financial condition, whether due to economic and market conditions beyond the Bank’s control or not, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition to the carrying costs to maintain OREO, the management and resolution of non-performing assets increases the Bank’s loan administration costs generally and is time-consuming, reducing the time management has to focus on profitably growing our business. As of December 31, 2025, 0.33 percent of the Bank’s loans are classified as non-performing assets, including 284 thousand of OREO.

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

While we believe that the terms of our debt securities have been kept relatively short, and although interest rates have fallen in recent years, we remain subject to interest rate risk exposure in the current rate environment. Further, debt securities present a different type of asset quality risk than the loan portfolio. While we believe a relatively conservative management approach has been applied to the investment portfolio, there is always potential loss exposure under changing economic conditions.

The Bank is subject to environmental liability risk associated with our lending activities.
We hold an interest in real estate as collateral for a significant portion of our loan portfolio, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties, regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may further require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We face competition from emerging technologies used to support and enable banking and financial services.
Emerging technologies and advances and growing market acceptance of e-commerce have lowered geographic and monetary barriers to other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and services, and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies. These competitors can provide electronic and internet-based financial solutions and services, including marketplace lending, financial data aggregation and payment processing, including through real-time payment platforms and electronic securities trading. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies, non-fungible tokens, and other digital assets. Competition from non-traditional financial service providers may be further aided by the changing attitudes and policies of banking regulators related to newly issued national charters, charters acquired through acquisitions, and permissible uses of digital assets. The current administration’s broad interpretation of the National Bank Act has spurred a proliferation of national bank charter applications from fintech companies. Additionally, banking regulators have recently rescinded prior guidance that restricted banks from engaging in crypto-related activities and issued a notice of proposed rulemaking related to the issuance of stablecoins permitted under the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the GENIUS Act). The resulting increases in competition from these developments or other technological changes may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services, requiring additional investment to improve the quality and delivery of our technology, and/or reducing our market share, or affecting the willingness of our clients to do business with us.

Interest Rates, Operations and Risk Management

Fluctuating interest rates can adversely affect profitability and shareholders’ equity.
The Bank’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, investment securities and other interest earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Bank’s interest rate spread, and, in turn, profitability. The Bank seeks to manage its interest rate risk with well-established policies and guidelines. Generally, the Bank seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, the Bank’s structures and practices to manage interest rate risk may not be effective in a highly volatile rate environment. The Federal Reserve decreased the federal funds target rate three times in 2025, with the most recent decrease occurring in December 2025. The Federal Reserve has communicated that the economic outlook continues to be uncertain, and any future adjustments to the federal funds rate will depend on incoming data. There can be no assurance of the timing or amount of any future rate adjustments. Further, there can be no assurance regarding any forecasts or predictions about the effect that any future rate adjustments may have on our results of operations. Elevated interest rates, or interest rate volatility, could negatively impact deposit growth and mix, the value of our investments, shareholders’ equity, and the Bank’s profitability.

Our business is subject to the risks of earthquakes, floods, fires, and other catastrophic events.
With Bank branches and customers located in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas, our business could be affected by natural catastrophes such as a droughts, fires, earthquakes, or other natural disasters that affect these regions. The occurrence of any of these events may result in a prolonged interruption of our business and the businesses of our customers and could disrupt the insurability of our assets or the assets of our customers that may be material to their ability to repay or provide collateral for our loans, which could have a material adverse effect on our business, financial condition, and results of operations.

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

A failure in or breach of the Bank’s operational or security systems, or those of the Bank’s third-party service providers, including as a result of cyberattacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses.
In the normal course of its business, the Bank collects, processes and retains sensitive and confidential customer and consumer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, attacks enhanced or facilitated by AI, and other similar events.

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, foreign actors, hackers, perpetrators of fraud, terrorists and others. In addition to cyberattacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also increase the number of cyber security threats the Bank may face. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

Additionally, the Bank faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including third-party service providers, vendors, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Bank’s operational systems. Our operational controls and third-party management programs may not always provide adequate oversight and control over these parties. Inadequate performance by third parties can adversely affect our ability to deliver products and services to our customers and conduct our business. Replacing or finding alternatives for underperforming vendors can be difficult and costly, potentially adversely impacting our customers and operations.

Any failures, interruptions or security breaches in our operational or security systems, or those of our third-party service providers, including as a result of cyberattacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information or a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance, and increase costs.

See “Item 1C. Cybersecurity” for additional information regarding our efforts to detect, identify, assess, manage, and respond to risks from cybersecurity threats.

The Company’s business may be materially affected by the emergence of disruptive new technologies or approaches enabled by the rapid pace of innovation unfolding in the AI space.
The safe and responsible integration of AI technology as it rapidly evolves presents emerging ethical and legal challenges, and the use of such technologies may result in diminished brand trust and reputational harm. As with many innovations, AI presents risks and challenges that could significantly disrupt our business model, such as risks related to implementation of AI technologies, including operational risks stemming from system failures or disruptions of business processes as well as increased costs associated with acquiring, deploying, and maintaining AI technologies. In addition, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our data and the confidential data of our customers and employees. These potential security threats require additional efforts and investments to maintain network security and the security of the data we possess.

The regulatory landscape surrounding AI technologies is also evolving, and the ways in which these technologies will be regulated by federal, state, and local governments, self-regulatory bodies, or other regulatory authorities remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Some states within our market areas have enacted or proposed legislation and policies regulating AI with a focus on consumer rights, bias, transparency and misuse. The president has responded by issuing an executive order seeking to centralize AI policies and to identify and challenge inconsistent state laws. Such AI regulations may result in operational costs to modify, maintain, or align our business practices with the rapidly evolving, potentially unclear, or conflicting regulatory regimes, or constrain our ability to develop, deploy, or maintain these technologies.

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

Regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. Existing and proposed federal and state laws and regulations restrict, limit, and govern all aspects of our activities and may affect our ability to expand our business over time, may result in an increase in our compliance costs, and may affect our ability to attract and retain qualified executive officers and employees. The exercise of regulatory authority may have a negative impact on our business, financial condition and results of operations, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products at a lower cost. Additionally, our business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve. We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted.

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

Legislative, administrative, and judicial changes to tax laws, regulations, and case law may adversely impact our business and financial performance.
We are subject to the income tax laws of the United States, the states within our footprint, and other jurisdictions where we conduct business. These laws are complex and subject to different interpretations. In determining the provision for income taxes, management makes judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing our tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. Changes in tax laws, regulations, or case law may result in an adverse impact to our effective tax rate, tax obligations, and financial results. Additionally, challenges made by tax authorities during an audit may result in adjustments to our tax return filings, resulting in similar adverse impacts to our financial position.

General Risk Factors

National and international economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.
Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and financial market volatility, all of which are beyond our control. National and global economies are constantly in flux and are affected by geopolitical instability, including the war in Ukraine, conflicts in the Middle East, and potential for future conflicts or disruptions in other parts of the world. In recent years, supply chain constraints, labor shortages, tariffs, and monetary and fiscal policies have affected inflation. Although inflationary pressures seemed to ease further during 2025, with the annual inflation rate in the United States at 2.7% as of December 2025, as reported by the U.S. Bureau of Labor Statistics, inflation remained slightly elevated. Our business may be further impacted by periods of high inflation in the future.

Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation, or a structural shift to a persistently higher inflation environment, could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Nearly all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

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
Significant changes or developments in U.S. laws and policies can materially adversely affect our business. The policies enacted by the current presidential administration (including trade, fiscal, foreign, and monetary policy), the uncertainty surrounding the U.S. debt ceiling, government shutdowns, and administrative agencies such as the CFPB and the Federal Reserve could affect the national and global economy. We cannot predict the likelihood, nature or extent of changes in law, government regulations, or operations that may arise from future legislation or administrative or executive action, either in the United States or abroad. We also cannot predict the impact such factors may have on the national and global economy or the magnitude of their impact on our business.

Our business is heavily dependent on the services of members of the senior management team.
We believe our success to date has been substantially dependent on our executive management team. In addition, our unique model relies on the Presidents of our separate Bank divisions, particularly in light of our decentralized management structure in which Bank divisions have significant local decision-making authority. The unexpected loss of any of these individuals could have an adverse effect on our business, financial condition, results of operations, and future growth prospects.

We could suffer operational, reputational and financial harm if we fail to properly anticipate and manage risk.
We use models and strategies to forecast losses, project revenue, and measure and assess capital requirements for various credit, market, operational and strategic risks. These models require oversight, ongoing monitoring, and periodic reassessment. Models are subject to inherent limitations due to the use of historical trends and simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from the use of applications that may rely on artificial intelligence. Our models and strategies may not be adequate due to limited historical data and shocks caused by extreme or unanticipated market changes, especially during severe market downturns or stress events. Regardless of the steps we take to maintain effective controls, governance, monitoring and testing, and implement new risk management tools, we could suffer operational, reputational and financial harm if our models and strategies and other risk management tools fail to properly anticipate and manage the current and evolving risks we face.

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

Climate impacts may materially adversely affect the Company's business, financial condition, and results of operations.
In the U.S., federal policy has shifted away from climate change initiatives, including scaling back participation in international agreements and reducing regulatory requirements for banks to address climate-related risks. Conversely, state and local governments, including some within the Bank’s market areas, have enacted or advanced significant climate change legislation. Consumers and businesses also may voluntarily change their behavior as a result of concerns regarding climate change or related legislation. Both the Bank and its customers will need to respond to changing policies, laws, and regulations as well as consumer and business preferences regarding climate-related concerns. The Bank and its customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon-intensive activities. Among the impacts on the Bank could be a drop in demand for our products and services, particularly in certain sectors, depending on the Bank’s response to climate change legislation and regulations. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans that are affected by the effects of climate change. The Bank attempts to take these risks into account in making lending and other decisions, but the Bank’s efforts may not be effective in protecting the Bank from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

In order to identify material risks from cybersecurity threats associated with the use of third-party service providers, such as bank operations technology, payroll and benefits administrators, and professional service providers, the Company has established a dedicated department within Enterprise Risk Management. This department manages risks of third-parties and evaluates cybersecurity risks associated with the Company’s third-party service providers with the Bank’s Information Technology Department.

The Board's Risk Oversight Committee is responsible for oversight and monitoring of the Company’s cyber risk management profile and related programs. In an effort to ensure transparency and provide appropriate oversight and monitoring, the Chief Risk Officer and Chief Information Security Officer present detailed reports to the Risk Oversight Committee on a quarterly basis. These reports address the current landscape of cybersecurity threats, any notable recent incidents, and a summary of emerging cybersecurity trends. The Board is also regularly furnished with key risk indicators and defined risk parameters with respect to the Company’s cybersecurity program. The Board reviews and approves the Company’s cybersecurity policies at least biennially.

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

The CISO has a degree in Business Administration, Finance, and Risk Management from Washington State University. The CISO has over 25 years of experience in cybersecurity and information security. The CISO has maintained a Certified Information Systems Security Professional (CISSP) certification for over 20 years.

The CRO has a degree in Business Administration and Finance from the University of Montana. The CRO has over 25 years of combined experience with financial institution risk management, including prior experience as a bank regulator and a credit risk management consultant.

The CIO has dual degrees in Accounting and Computer Science from the University of Montana. The CIO has over 32 years of experience managing information technology at the Company.

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

See “Item 1A. Risk Factors” for additional information regarding the risks we face from cybersecurity threats.

Item 2. Properties

The following schedule provides information on the Company’s 281 properties as of December 31, 2025:

(Dollars in thousands)	Properties Leased	Properties Owned	Net Book Value
Montana	6	64	$155,091
Utah	6	33	67,906
Idaho	12	27	57,870
Colorado	6	17	24,297
Wyoming	3	17	21,604
Arizona	8	9	16,276
Nevada	1	6	10,048
Texas	14	23	54,973
Washington	4	25	39,124
Total	60	221	$447,189

We believe that all of our facilities are well maintained, generally adequate and suitable for the current operations of our business. In the normal course of business, new locations and facility upgrades occur as needed.

For additional information regarding the Company’s premises and equipment and lease obligations, see Note 4 and Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The Company’s common stock trades on the NYSE under the symbol GBCI. As of December 31, 2025, there were approximately 2,400 stockholders of record of the Company’s common stock. The closing price per share on December 31, 2025, was $44.05.

In 2025, the Company declared total regular dividends in cash of $1.32 per share. Future cash dividends will depend on a variety of factors, including earnings, capital, asset quality, general economic conditions and regulatory considerations. Information regarding the regulatory considerations is set forth under the heading “Supervision and Regulation” in “Item 1. Business.”

Issuer Stock Purchases
The Company made no stock repurchases during 2025.

Stock Performance Graph
The following graph compares the yearly cumulative total return of the Company’s common stock over a five-year measurement period with the yearly cumulative total return on the stocks included in 1) the Russell 2000 Index; and 2) the KBW NASDAQ Regional Banking Index (“KBW Regional Banking Index”). Total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to stockholders. The graph assumes that the value of the each investment was $100 on December 31, 2020 and that all dividends were reinvested.

Total Return Performance
Index Value
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Glacier Bancorp, Inc.
Russell 2000 Index
KBW Regional Banking Index

	Period Ending
	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Glacier Bancorp, Inc.	100.00	126.45	113.29	98.55	123.55	111.70
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
KBW Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
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
•legislative or regulatory changes, including the possibility of increases in FDIC insurance rates and assessments, changes in the review and regulation of bank mergers, or increases or changes in banking and consumer protection regulations, that may adversely affect the Company’s business and strategies;
•risks related to overall economic conditions, including the impact on the economy of a current or future government shutdown, an uncertain interest rate environment, inflationary pressures, future or recently passed legislation and the potential for significant additional changes in economic and trade policies in the current administration;
•risks to the Company’s business and the business of the Company’s customers arising from current or future tariffs or other trade restrictions, labor or supply chain issues, changes in labor force, or geopolitical instability, including the war in Ukraine, conflicts in the Middle East, and the potential for future conflicts or disruptions in other parts of the world;
•risks associated with the Company’s ability to negotiate, complete, and successfully integrate acquisitions;
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
•changes in the competitive landscape, including as may result from new market entrants, additional competition from internet-based financial institutions operating nationally, or further consolidation in the financial services industry, resulting in increased competition, including the creation of larger competitors with greater financial resources;
•risks presented by public stock market volatility, which could adversely affect the market price of the Company’s common stock and the ability to raise additional capital or grow through acquisitions;
•risks associated with dependence on the Chief Executive Officer, the senior management team and the Presidents of Glacier Bank’s divisions;
•material failure, potential interruption or breach in security of the Company’s systems or changes in technology which could expose the Company to cybersecurity risks, fraud, system failures, or direct liabilities;
•risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•success in managing risks involved in any of the foregoing; and effects of any reputational damage to the Company resulting from any of the foregoing.

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

	December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2025	2024	2023	2022	2021	1-Year	5-Year
Selected Statements of Financial Condition Information
Total assets	$31,978,063	$27,902,987	$27,742,629	$26,635,375	$25,940,645	14.6%	4.3%
Debt securities	7,117,728	7,540,052	8,288,130	9,022,359	10,370,013	(5.6)%	(7.3)%
Loans receivable, net	20,672,477	17,055,808	16,005,325	15,064,529	13,259,366	21.2%	9.3%
Allowance for credit losses	(255,319)	(206,041)	(192,757)	(182,283)	(172,665)	23.9%	8.1%
Goodwill and intangibles	1,483,552	1,102,500	1,017,263	1,026,994	1,037,652	34.6%	7.4%
Deposits	24,591,096	20,546,994	19,929,167	20,606,555	21,337,249	19.7%	2.9%
Securities sold under agreements to repurchase	2,084,113	1,777,475	1,486,850	945,916	1,020,794	17.3%	15.3%
Federal Home Loan Bank advances	440,000	1,800,000	—	1,800,000	—	(75.6)%	n/m
FRB Bank Term Funding	—	—	2,740,000	—	—	n/m	n/m
Stockholders’ equity	4,213,821	3,223,854	3,020,281	2,843,305	3,177,622	30.7%	5.8%
Equity per share	32.42	28.43	27.24	25.67	28.71	14.0%	2.5%
Equity as a percentage of total assets	13.2%	11.6%	10.9%	10.7%	12.3%	14.1%	1.5%
________________________
n/m - not measurable

	Years ended December 31,					Compounded Annual Growth Rate
(Dollars in thousands, except per share data)	2025	2024	2023	2022	2021	1-Year	5-Year
Summary Statements of Operations
Interest income	$1,295,797	$1,139,850	$1,017,655	$829,640	$681,074	13.7%	13.7%
Interest expense	406,757	435,218	325,973	41,261	18,558	(6.5)%	85.4%
Net interest income	889,040	704,632	691,682	788,379	662,516	26.2%	6.1%
Provision for credit losses	71,400	28,306	14,795	19,963	23,076	152.2%	25.3%
Non-interest income	141,385	128,446	118,079	120,732	144,820	10.1%	(0.5)%
Non-interest expense	668,777	578,468	527,358	518,868	434,822	15.6%	9.0%
Income before income taxes	290,248	226,304	267,608	370,280	349,438	28.3%	(3.6)%
Federal and state income tax expense	51,220	36,160	44,681	67,078	64,681	41.6%	(4.6)%
Net income	$239,028	$190,144	$222,927	$303,202	$284,757	25.7%	(3.4)%
Basic earnings per share	$2.00	$1.68	$2.01	$2.74	$2.87	19.0%	(7.0)%
Diluted earnings per share	$1.99	$1.68	$2.01	$2.74	$2.86	18.5%	(7.0)%
Dividends declared per share	$1.32	$1.32	$1.32	$1.32	$1.37	—%	(0.7)%

	At or for the Years ended December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Selected Ratios and Other Data
Return on average assets	0.81%	0.68%	0.81%	1.15%	1.33%
Return on average equity	6.59%	6.02%	7.64%	10.43%	11.08%
Dividend payout ratio	66.00%	78.57%	65.67%	48.18%	47.74%
Average equity to average asset ratio	12.31%	11.33%	10.65%	11.01%	11.99%
Total capital (to risk-weighted assets)	14.76%	14.49%	14.61%	14.02%	14.21%
Tier 1 capital (to risk-weighted assets)	12.71%	12.69%	12.85%	12.34%	12.49%
Common Equity Tier 1 (to risk-weighted assets)	12.71%	12.69%	12.85%	12.34%	12.49%
Tier 1 capital (to average assets)	9.36%	8.93%	8.71%	8.79%	8.64%
Net interest margin on average earning assets (tax-equivalent)	3.32%	2.77%	2.73%	3.27%	3.42%
Efficiency ratio [1]	62.50%	66.71%	62.85%	54.64%	51.35%
Allowance for credit losses as a percent of loans	1.22%	1.19%	1.19%	1.20%	1.29%
Allowance for credit losses as a percent of nonperforming loans	373%	774%	799%	557%	255%
Non-performing assets as a percentage of subsidiary assets	0.22%	0.10%	0.09%	0.12%	0.26%
Non-performing assets	$68,895	27,786	25,631	32,742	67,691
Loans originated	$6,528,926	5,151,138	4,449,350	8,039,623	8,551,419
Number of full time equivalent employees	4,087	3,441	3,294	3,390	3,436
Number of locations	281	227	221	221	224
______________________________
1 Non-interest expense before OREO expenses, core deposit intangibles amortization, goodwill impairment charges, and non-recurring expense items as a percentage of tax-equivalent net interest income and non-interest income, excluding gains or losses on sale of investments, OREO income, and non-recurring income items.

YEAR ENDED DECEMBER 31, 2025 COMPARED TO DECEMBER 31, 2024

Highlights and Overview
The Company experienced a strong performance year with an overall increase in net income of 26 percent over the prior year. The year also included two strategic acquisitions with a total of $4.7 billion in assets. The acquisitions expanded the Company’s footprint in existing and new market areas, including its first entrance into the state of Texas. The Company’s total assets exceeded $30 billion at year end which was a milestone for the Company.

Net income for the current year was $239 million, an increase of $48.9 million, or 26 percent, over the prior year net income of $190 million. The increase was primarily driven by the increase in net interest income which more than offset the increase in non-interest expense. Diluted earnings per share for the year was $1.99, an increase of 18 percent, from the 2024 diluted earnings per share of $1.68. Net interest income of $889 million for 2025 increased $184 million, or 26 percent, over 2024 and was primarily driven by increased interest income. Non-interest expense of $669 million for 2025 increased $90.3 million, or 16 percent, during the current year and was primarily driven by increased operating expenses from the current year acquisitions and a $6.7 million increase in acquisition-related expenses. The Company’s increase in credit loss expense of $43.1 million during the current year was primarily driven by a $43.9 million provision for credit losses associated with the current year acquisitions.

The Company's net interest margin for 2025 was 3.32 percent, a 55 basis points increase from the net interest margin of 2.77 percent from 2024, which was primarily driven by the increased loan yields and decreased funding costs combined with a shift in earning asset mix to higher yielding loans and a shift in funding liabilities to lower cost deposits. The earning asset yield of 4.81 percent for the current year increased 37 basis points over the prior year and the total cost of funding yield of 1.60 percent for the current year decreased 19 basis points over the prior year.

The Company ended the year at $31.978 billion in assets, which was a $4.075 billion, or 15 percent, increase over the prior year end and was primarily driven by the increase in the loan portfolio. Loan growth was $3.666 billion, or 21 percent, during 2025 which was driven by both acquisitions and internal loan growth. Total deposits of $24.591 billion increased $4.044 billion, or 20 percent, from the prior year end and was driven by both acquisitions and internal deposit growth. Stockholders’ equity increased $990 million, or $3.99 per share, which was the combined result of earnings retention, $759 million of Company common stock issued for acquisitions and the decrease in the unrealized loss on AFS debt securities in 2025. The Company declared quarterly dividends totaling $1.32 per share during 2025 and 2024.

The Company’s credit risk quality remains at historically low levels, ending the current year with $68.9 million in non-performing assets, or 0.22 percent of subsidiary assets, compared to $27.8 million, or 0.10 percent of subsidiary assets, at prior year end. Net charge-offs for 2025 remained low at 0.06 percent of loans compared to 0.08 percent of loans during the prior year. The Company also continues to maintain an adequate allowance for credit losses at 1.22 percent of loans at year end 2025 compared to 1.19 at prior year end.

During 2025, the Company acquired Guaranty Bancshares, Inc., the parent company of Guaranty Bank & Trust, N.A., a leading community bank headquartered in Mount Pleasant, Texas with total assets of $3.357 billion. In 2025, the Company also acquired Bank of Idaho Holding Co., the bank holding company for Bank of Idaho with total assets of $1.364 billion. For additional information on the acquisitions, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Looking forward, the Company believes its future performance will depend on many factors including economic conditions in the markets the Company serves, interest rate changes, the level of competition for deposits and loans, loan quality and the ability to increase loans, the impact and successful integration of acquisitions, and managing regulatory requirements and expenses.

Financial Highlights

	At or for the Years ended
(Dollars in thousands, except per share and market data)	December 31, 2025	December 31, 2024
Operating results
Net income	$239,028	190,144
Basic earnings per share	$2.00	1.68
Diluted earnings per share	$1.99	1.68
Dividends declared per share	$1.32	1.32
Market value per share
Closing	$44.05	50.22
High	$52.81	60.67
Low	$36.76	34.35
Selected ratios and other data
Number of common stock shares outstanding	129,971,712	113,401,955
Average outstanding shares - basic	119,753,227	113,170,157
Average outstanding shares - diluted	119,935,056	113,243,427
Return on average assets	0.81%	0.68%
Return on average equity	6.59%	6.02%
Efficiency ratio	62.50%	66.71%
Dividend payout ratio	66.00%	78.57%
Loan to deposit ratio	85.26%	84.17%
Number of full time equivalent employees	4,087	3,441
Number of locations	281	227
Number of automated teller machines (“ATMs”)	337	285

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$1,235,261	$848,408	$386,853	46%
Debt securities, available-for-sale	4,007,512	4,245,205	(237,693)	(6%)
Debt securities, held-to-maturity	3,110,216	3,294,847	(184,631)	(6%)
Total debt securities	7,117,728	7,540,052	(422,324)	(6%)
Loans receivable
Residential real estate	2,457,907	1,858,929	598,978	32%
Commercial real estate	13,565,512	10,963,713	2,601,799	24%
Other commercial	3,497,829	3,119,535	378,294	12%
Home equity	977,206	930,994	46,212	5%
Other consumer	429,342	388,678	40,664	10%
Loans receivable	20,927,796	17,261,849	3,665,947	21%
Allowance for credit losses	(255,319)	(206,041)	(49,278)	24%
Loans receivable, net	20,672,477	17,055,808	3,616,669	21%
Other assets	2,952,597	2,458,719	493,878	20%
Total assets	$31,978,063	$27,902,987	$4,075,076	15%

The Company continues to maintain a strong cash position of $1.235 billion at December 31, 2025, which was an increase of $387 million, or 46 percent, over the prior year. Total debt securities of $7.118 billion at December 31, 2025 decreased $422 million, or 6 percent, from the prior year end. Debt securities represented 22 percent of total assets at December 31, 2025 compared to 27 percent at December 31, 2024.

The loan portfolio of $20.928 billion at December 31, 2025 increased $3.666 billion, or 21 percent, during 2025. Excluding the Guaranty and BOID acquisitions, the loan portfolio increased $488 million, or 3 percent, during 2025 and the loan category with the largest dollar increase during 2025 was commercial real estate, which increased $474 million, or 4 percent, from the prior year end.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Deposits
Non-interest bearing deposits	$7,314,779	$6,136,709	$1,178,070	19%
NOW and DDA accounts	6,236,551	5,543,512	693,039	13%
Savings accounts	3,158,939	2,845,124	313,815	11%
Money market deposit accounts	3,948,201	2,878,213	1,069,988	37%
Certificate accounts	3,928,550	3,139,821	788,729	25%
Core deposits, total	24,587,020	20,543,379	4,043,641	20%
Wholesale deposits	4,076	3,615	461	13%
Deposits, total	24,591,096	20,546,994	4,044,102	20%
Securities sold under agreements to repurchase	2,084,113	1,777,475	306,638	17%
Federal Home Loan Bank advances	440,000	1,800,000	(1,360,000)	(76%)
Other borrowed funds	51,473	62,062	(10,589)	(17%)
Finance lease liabilities	28,808	21,279	7,529	35%
Subordinated debentures	187,492	133,105	54,387	41%
Other liabilities	381,260	338,218	43,042	13%
Total liabilities	$27,764,242	$24,679,133	$3,085,109	13%

Total deposits of $24.591 billion at December 31, 2025 increased $4.044 billion, or 20 percent, from the prior year end. Excluding acquisitions, total deposits increased $259 million, or 1 percent, from the prior year end.

Non-interest bearing deposits of $7.315 billion at December 31, 2025 increased $1.178 billion, or 19 percent, from the prior year end. Excluding acquisitions, total non-interest bearing deposits increased $74.8 million or 1 percent, from the prior year end. Non-interest bearing deposits represented 30 percent of total deposits at December 31, 2025 and December 31, 2024, respectively.

Federal Home Loan Bank (“FHLB”) advances of $440 million decreased $1.360 billion, or 76 percent, from the prior year end. Subordinated debentures of $187 million increased $54.4 million, or 41 percent, from the prior year and included an increase of $23.8 million and $39.6 million from the acquisitions of BOID and Guaranty, respectively.

Stockholders’ Equity
The following table summarizes the stockholders’ equity balances as of the dates indicated:

(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024	$ Change	% Change
Common equity	$4,380,931	$3,533,150	$847,781	24%
Accumulated other comprehensive loss	(167,110)	(309,296)	142,186	(46%)
Total stockholders’ equity	4,213,821	3,223,854	989,967	31%
Goodwill and core deposit intangible, net	(1,483,552)	(1,102,500)	(381,052)	35%
Tangible stockholders’ equity	$2,730,269	$2,121,354	$608,915	29%
Stockholders’ equity to total assets	13.18%	11.55%
Tangible stockholders’ equity to total tangible assets	8.95%	7.92%
Book value per common share	$32.42	$28.43	$3.99	14%
Tangible book value per common share	$21.01	$18.71	$2.30	12%

Tangible stockholders’ equity of $2.730 billion at December 31, 2025 increased $609 million, or 29 percent, compared to the prior year end and was primarily due to the $759 million of Company common stock issued in connection with the acquisitions of BOID and Guaranty and a $142 million decrease in other comprehensive loss. The increase was partially offset by the increase in goodwill and core deposit intangible associated with the BOID and Guaranty acquisitions. Tangible book value per common share of $21.01 at December 31, 2025 increased $2.30 per share, or 12 percent, from the prior year end.

Results of Operations
In this section, the Company’s results of operations are discussed for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Income Summary
The following table summarizes income for the time periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2025	December 31, 2024
Net interest income
Interest income	$1,295,797	$1,139,850	$155,947	14%
Interest expense	406,757	435,218	(28,461)	(7%)
Total net interest income	889,040	704,632	184,408	26%
Non-interest income
Service charges and other fees	85,070	78,894	6,176	8%
Miscellaneous loan fees and charges	20,443	18,694	1,749	9%
Gain on sale of loans	18,205	16,855	1,350	8%
Gain on sale of investments	—	30	(30)	(100%)
Other income	17,667	13,973	3,694	26%
Total non-interest income	141,385	128,446	12,939	10%
Total income	$1,030,425	$833,078	$197,347	24%
Net interest margin (tax-equivalent)	3.32%	2.77%

Net Interest Income
Net interest income of $889 million for 2025 increased $184 million, or 26 percent, from the prior year and was primarily driven by increased interest income and decreased interest expense. Interest income of $1.296 billion for 2025 increased $156 million, or 14 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 5.93 percent for 2025, an increase of 32 basis points from the prior year loan yield of 5.61 percent.

Interest expense of $407 million for 2025 decreased $28 million, or 7 percent, from the prior year and was primarily the result of lower interest rates on deposits and a decrease in higher cost borrowings. Deposit cost (including non-interest bearing deposits) was 1.25 percent for 2025, which was a decrease of 9 basis points from the prior year deposit costs of 1.34 percent. The total funding cost (including non-interest bearing deposits) for 2025 was 1.60 percent, which was a decrease of 19 basis points over the prior year funding cost of 1.79 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during 2025 was 3.32 percent, a 55 basis points increase from the net interest margin of 2.77 percent for the prior year. Excluding the 5 basis points from discount accretion, the core net interest margin was 3.27 percent in the current year compared to 2.72 percent in the prior year. The increase in net interest margin from the prior year was primarily driven by increased loan yields and decreased funding costs combined with a shift in earning asset mix to higher yielding loans and a shift in funding liabilities to lower cost deposits.

Non-interest Income
Non-interest income of $141 million for 2025 increased $12.9 million, or 10 percent, over the prior year. Service charges and other fees of $85.1 million for 2025 increased $6.2 million, or 8 percent, over the prior year. Gain on sale of residential loans of $18.2 million for 2025 increased by $1.4 million, or 8 percent, over the prior year. Other income of $17.7 million for 2025 increased $3.7 million over the prior year. Included in the current year other income was $2.8 million of income related to bank owned life insurance proceeds.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Years ended		$ Change	% Change
(Dollars in thousands)	December 31, 2025	December 31, 2024
Compensation and employee benefits	$393,295	$336,906	$56,389	17%
Occupancy and equipment	55,617	47,055	8,562	18%
Advertising and promotions	17,767	16,132	1,635	10%
Data processing	42,744	36,887	5,857	16%
Other real estate owned and foreclosed assets	292	217	75	35%
Regulatory assessments and insurance	22,675	24,194	(1,519)	(6%)
Core deposit intangibles amortization	15,887	12,757	3,130	25%
Other expenses	120,500	104,320	16,180	16%
Total non-interest expense	$668,777	$578,468	$90,309	16%

Total non-interest expense of $669 million for 2025 increased $90.3 million, or 16 percent, over the same period in the prior year and was primarily driven by increased costs from recent acquisitions. Compensation and employee benefits expense of $393 million in 2025 increased $56.4 million, or 17 percent, over the prior year and was primarily driven by annual salary increases and staffing increases from acquisitions. Regulatory assessment and insurance expense of $22.7 million for 2025 decreased $1.5 million, or 6 percent, from the prior year primarily as a result of adjustments to the FDIC special assessment. Other expenses of $121 million for 2025 increased $16.2 million, or 16 percent, from the prior year. Included in other expenses was $16.6 million of acquisition-related expenses in the current year compared to $9.9 million in the prior year. Other expenses also included gains from the sale of former branch facilities of $2.8 million in the current year and $5.6 million in the prior year.

Provision for Credit Losses
The following table summarizes the provision for credit losses on the loan portfolio, net charge-offs and select ratios relating to the provision for credit losses on loans for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	ACL as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Fourth quarter 2025	$32,491	$6,368	1.22%	0.38%	0.22%
Third quarter 2025	5,192	2,914	1.22%	0.21%	0.19%
Second quarter 2025	18,009	1,645	1.22%	0.29%	0.17%
First quarter 2025	6,154	1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%
First quarter 2024	9,091	3,072	1.19%	0.37%	0.09%

The provision for credit loss expense was $71.4 million for 2025, an increase of $43.1 million, or 152 percent, over the same period in the prior year. Included in the current year provision for credit losses was $43.9 million from current year acquisitions and included in the prior year provision for credit losses was $9.7 million from acquisitions in the prior year. Net charge-offs for 2025 were $12.7 million compared to $13.9 million in 2024.

Efficiency Ratio
The efficiency ratio was 62.50 percent for 2025 compared to 66.71 percent for 2024. The improvement from the prior year was primarily attributable to the increase in net interest income that outpaced the increase in non-interest expense.

ADDITIONAL MANAGEMENT’S DISCUSSION AND ANALYSIS

Investment Activity
The Company’s investment securities primarily consist of debt securities classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”). Equity securities primarily consist of capital stock issued by the FHLB of Des Moines. For additional information on debt and equity securities, see Notes 1 and 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Debt Securities
Debt securities classified as AFS are carried at estimated fair value and debt securities classified as HTM are carried at amortized cost. Unrealized gains or losses, net of tax, on available-for-sale debt securities are reflected as an adjustment to other comprehensive income. The Company’s debt securities are summarized below:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$255,930	4%	$468,433	6%
U.S. government sponsored enterprises	312,488	4%	310,154	4%
State and local governments	164,084	2%	68,680	1%
Corporate bonds	33,949	1%	14,503	1%
Residential mortgage-backed securities	2,215,119	31%	2,355,516	31%
Commercial mortgage-backed securities	1,025,942	14%	1,027,919	14%
Total available-for-sale	4,007,512	56%	4,245,205	57%
Held-to-maturity
U.S. government and federal agency	865,696	12%	859,432	11%
State and local governments	1,587,673	23%	1,619,850	21%
Residential mortgage-backed securities	656,847	9%	815,565	11%
Total held-to-maturity	3,110,216	44%	3,294,847	43%
Total debt securities	$7,117,728	100%	$7,540,052	100%

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

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of these securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from Nationally Recognized Statistical Rating Organizations (“NRSRO”) entities such as S&P and Moody’s as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$470,591	430,538	429,267	379,793
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,228,601	1,093,684	1,207,309	1,046,083
S&P: A+, A, A- / Moody’s: A1, A2, A3	45,339	45,083	48,143	47,345
Not rated by either entity	8,447	8,170	6,868	6,617
Total	$1,752,978	1,577,475	1,691,587	1,479,838

State and local government securities largely consist of both taxable and tax-exempt general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$368,095	348,356	348,129	322,414
General obligation - limited	204,370	185,810	172,537	151,445
Revenue	1,142,091	1,008,112	1,135,421	974,076
Certificate of participation	35,134	31,854	35,443	31,846
Other	3,288	3,343	57	57
Total	$1,752,978	1,577,475	1,691,587	1,479,838

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$367,478	332,746	370,189	329,252
Texas	204,775	194,031	118,219	104,938
California	108,915	101,273	111,324	101,021
Washington	86,633	78,960	92,198	82,872
Colorado	77,665	68,872	79,987	69,527
All other states	907,512	801,593	919,670	792,228
Total	$1,752,978	1,577,475	1,691,587	1,479,838

The following table presents the carrying amount and weighted-average yield of AFS and HTM debt securities by contractual maturity at December 31, 2025. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the related federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$193,130	1.39%	$55,664	3.66%	$1,052	4.81%	$6,084	3.80%	$—	—%	$255,930	1.96%
U.S. government sponsored enterprises	241,761	1.32%	70,727	1.56%	—	—%	—	—%	—	—%	312,488	1.37%
State and local governments	15,550	1.79%	26,341	2.45%	73,623	2.65%	48,570	3.72%	—	—%	164,084	2.85%
Corporate bonds	11,993	5.22%	14,902	5.49%	6,328	5.58%	726	0.46%	—	—%	33,949	5.30%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,215,119	1.41%	2,215,119	1.41%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,025,942	3.64%	1,025,942	3.64%
Total available-for-sale	462,434	1.47%	167,634	2.73%	81,003	2.90%	55,380	3.69%	3,241,061	2.10%	4,007,512	2.09%
Held-to-maturity
U.S. government and federal agency	288,833	1.08%	576,863	1.20%	—	—%	—	—%	—	—%	865,696	1.16%
State and local governments	8,923	3.65%	108,034	3.63%	274,562	3.37%	1,196,154	3.02%	—	—%	1,587,673	3.13%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	656,847	0.99%	656,847	0.99%
Total held-to-maturity	297,756	1.16%	684,897	1.58%	274,562	3.37%	1,196,154	3.02%	656,847	0.99%	3,110,216	2.31%
Total debt securities	$760,190	1.35%	$852,531	1.81%	$355,565	3.26%	$1,251,534	3.05%	$3,897,908	1.92%	$7,117,728	2.11%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its AFS debt securities with unrealized losses as of December 31, 2025, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL has been recognized at December 31, 2025.

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture and public entities; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.).

Loan information is based on the Company’s loan segments, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification. Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification is provided in the section captioned “Loans by Regulatory Classification” included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans.

The following table summarizes the Company’s loan portfolio as of the dates indicated:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential real estate	$2,457,907	12%	$1,858,929	11%
Commercial real estate	13,565,512	65%	10,963,713	64%
Other commercial	3,497,829	17%	3,119,535	18%
Home equity	977,206	5%	930,994	6%
Other consumer	429,342	2%	388,678	2%
Loans receivable	20,927,796	101%	17,261,849	101%
Allowance for credit losses	(255,319)	(1%)	(206,041)	(1%)
Loans receivable, net	$20,672,477	100%	$17,055,808	100%

The stated maturities or first repricing term (if applicable) for the loan portfolio at December 31, 2025 was as follows:

(Dollars in thousands)	Residential Real Estate	Commercial	Consumer and Other	Total
Variable rate maturing or repricing
In one year or less	$507,135	5,162,116	748,330	6,417,581
After one through five years	1,005,376	5,726,899	246,816	6,979,091
After five through fifteen years	187,612	174,758	36	362,406
Thereafter	—	—	—	—
Fixed rate maturing
In one year or less	242,651	1,856,951	162,160	2,261,762
After one through five years	254,730	3,105,926	204,401	3,565,057
After five through fifteen years	259,794	1,005,237	7,048	1,272,079
Thereafter	609	31,454	37,757	69,820
Total	$2,457,907	17,063,341	1,406,548	20,927,796

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

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio based on the use of the property follows:

	December 31, 2025
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$701,819	$894,540	$1,596,359	11.8%
Retail	534,898	943,711	1,478,609	10.9%
Industrial and warehouse	845,214	465,135	1,310,349	9.7%
Multi-family	—	1,246,632	1,246,632	9.2%
Mini and RV Storage	20,063	633,310	653,373	4.8%
Agriculture real estate	740,858	—	740,858	5.5%
Hotel	—	752,960	752,960	5.6%
Medical and nursing	329,169	311,758	640,927	4.7%
Land	92,063	569,789	661,852	4.9%
Automotive and transportation	341,760	68,772	410,532	3.0%
Restaurant and entertainment	268,512	113,896	382,408	2.8%
Other commercial real estate	3,094,970	595,683	3,690,653	27.2%
Total commercial real estate	$6,969,326	$6,596,186	$13,565,512	100%

The following table summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

(Dollars in thousands)	December 31, 2025
	Amount	Percent of total CRE
Montana	$3,127,299	23.1%
Utah	2,113,864	15.6%
Idaho	1,916,550	14.1%
Arizona	1,364,234	10.1%
Texas	1,316,271	9.7%
Colorado	1,131,223	8.3%
Washington	988,627	7.3%
Wyoming	840,252	6.2%
Nevada	767,192	5.7%
Total commercial real estate	$13,565,512	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our nine-state footprint. Specifically, our CRE portfolio has an average loan balance of $795 thousand with an average loan-to-value ratio (“LTV”) of 57% as of December 31, 2025.

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

The Company had $450 million and $388 million of loans with remaining interest reserves of $33.7 million and $31.3 million as of December 31, 2025 and 2024, respectively. During 2025 and 2024, the Company extended, renewed or modified six loans and four loans, respectively, with interest reserves. Such loans had an aggregate outstanding principal balance of $20.5 million and $1.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had no construction loans with interest reserves that are currently non-performing or that are designated potential problem loans.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Other real estate owned and foreclosed assets	$411	1,164	1,503
Accruing loans 90 days or more past due	5,997	6,177	3,312
Non-accrual loans	62,487	20,445	20,816
Total non-performing assets	$68,895	27,786	25,631
Non-performing assets as a percentage of subsidiary assets	0.22%	0.10%	0.09%
ACL as a percentage of non-performing loans	373%	774%	799%
Accruing loans 30-89 days past due	$78,826	32,228	49,967
U.S. government guarantees on loans included in non-performing assets	$8,733	748	1,503
Interest income [1]	$3,669	1,142	1,085
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $68.9 million at December 31, 2025 increased $41.1 million, or 148 percent, over the prior year end. Excluding $18.8 million from the acquisition of Guaranty, non-performing assets were $50.1 million, or 17 basis points as a percentage of subsidiary assets, at December 31, 2025.

Early stage delinquencies (accruing loans 30-89 days past due) of $78.8 million at December 31, 2025 increased $46.6 million from the prior year end. Excluding $10.0 million from the acquisition of Guaranty, early stage delinquencies were $68.8 million, or 0.37 percent of loans, at December 31, 2025, and increased $29.2 million from the prior quarter. Early stage delinquencies as a percentage of loans at December 31, 2025 were 0.38 percent compared to 0.19 percent for the prior year end and remain at historically low levels for the Company.

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

Modified Loans
If a loan is modified in response to a borrower’s financial difficulties such modification is known as a modification to a borrower experiencing financial difficulty (“MBFD”), and if the underlying loan is characterized as a loan. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company had MBFD loans of $14.8 million and $55.0 million at December 31, 2025 and 2024, respectively. For additional information on MBFDs, see Note 3 to the Consolidated Financial Statement in “Item 8. Financial Statements and Supplementary Data.”

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into other real estate owned (“OREO”) and other foreclosed assets during 2025 was $2.7 million. The fair value of the loan collateral acquired in foreclosure during 2025 was $2.4 million. The following table sets forth the changes in OREO for the periods indicated:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of period	$1,164	1,503
Additions	2,367	880
Write-downs	(76)	(16)
Sales	(3,044)	(1,203)
Balance at end of period	$411	1,164

Allowance for Credit Losses - Loans Receivable

The following table summarizes the allocation of the ACL as of the dates indicated:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	ACL	Percent of Loans in Category	ACL	Percent of Loans in Category
Residential real estate	$31,875	12%	$25,181	11%
Commercial real estate	166,803	65%	138,545	64%
Other commercial	37,954	15%	24,400	18%
Home equity	11,645	5%	11,402	5%
Other consumer	7,042	3%	6,513	2%
Total	$255,319	100%	$206,041	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$206,041	$192,757	$182,283
Acquisitions	154	3	—
Provision for credit losses	61,846	27,179	20,790
Net (charge-offs) recoveries
Residential real estate	273	(6)	(3)
Commercial real estate	(1,827)	(2,828)	(1,640)
Other commercial	(3,568)	(3,956)	(2,256)
Home equity	(28)	5	38
Other consumer	(7,572)	(7,113)	(6,455)
Net Charge-offs	(12,722)	(13,898)	(10,316)
Balance at end of period	$255,319	$206,041	$192,757
ACL as a percentage of total loans	1.22%	1.19%	1.19%
Non-accrual loans as a percentage of total loans	0.30%	0.12%	0.13%
ACL as a percentage of non-accrual loans	408.60%	1,007.78%	926.01%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	December 31, 2025	December 31, 2024	December 31, 2023
Residential real estate	0.01%	—%	—%
Commercial real estate	(0.02)%	(0.03)%	(0.02)%
Other commercial	(0.11)%	(0.13)%	(0.08)%
Home equity	—%	—%	—%
Other consumer	(1.91)%	(1.79)%	(1.64)%
Total net charge-offs	(0.07)%	(0.08)%	(0.07)%

The ACL as a percentage of total loans outstanding at December 31 2025 was 1.22 percent, which was an increase of 3 basis points from the prior year end. The Company’s ACL of $255 million is considered by management to be adequate to absorb the estimated credit losses from any segment of its loan portfolio based upon management’s best estimate of current expected credit losses within the existing portfolio of loans. Should any of the factors considered by management in making this estimate change, the Company’s estimate of current expected credit losses could also change, which could affect the level of future provision for credit losses related to loans. For the periods ended December 31, 2025, 2024, and 2023, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio. During 2025 and 2024, provision for credit losses exceeded the charge-offs, net of recoveries, by $49.1 million and $13.3 million, respectively.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 281 locations, including 236 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of eighteen Bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Custom and owner occupied construction	$263,713	$242,844	$20,869	9%
Pre-sold and spec construction	255,542	191,926	63,616	33%
Total residential construction	519,255	434,770	84,485	19%
Land development	263,262	197,369	65,893	33%
Consumer land or lots	247,769	187,024	60,745	32%
Unimproved land	167,796	113,532	54,264	48%
Developed lots for operative builders	69,786	61,661	8,125	13%
Commercial lots	155,631	99,243	56,388	57%
Other construction	1,122,350	693,461	428,889	62%
Total land, lot, and other construction	2,026,594	1,352,290	674,304	50%
Owner occupied	3,950,726	3,197,138	753,588	24%
Non-owner occupied	4,859,173	4,053,996	805,177	20%
Total commercial real estate	8,809,899	7,251,134	1,558,765	21%
Commercial and industrial	1,649,101	1,395,997	253,104	18%
Agriculture	1,282,861	1,024,520	258,341	25%
1st lien	3,098,023	2,481,918	616,105	25%
Junior lien	106,205	76,303	29,902	39%
Total 1-4 family	3,204,228	2,558,221	646,007	25%
Multifamily residential	1,019,484	895,242	124,242	14%
Home equity lines of credit	1,076,201	1,005,783	70,418	7%
Other consumer	237,393	209,457	27,936	13%
Total consumer	1,313,594	1,215,240	98,354	8%
States and political subdivisions	964,591	983,601	(19,010)	(2%)
Other	177,375	183,894	(6,519)	(4%)
Total loans receivable, including loans held for sale	20,966,982	17,294,909	3,672,073	21%
Less loans held for sale [1]	(39,186)	(33,060)	(6,126)	19%
Total loans receivable	$20,927,796	$17,261,849	$3,665,947	21%
______________________________
1 Loans held for sale are primarily 1st lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type		Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	OREO
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2025	December 31, 2025
Custom and owner occupied construction	$183	198	183	—	—
Pre-sold and spec construction	919	2,132	919	—	—
Total residential construction	1,102	2,330	1,102	—	—
Land development	898	966	898	—	—
Consumer land or lots	79	78	79	—	—
Developed lots for operative builders	456	531	—	456	—
Commercial lots	556	47	556	—	—
Other construction	129	—	—	—	129
Total land, lot and other construction	2,118	1,622	1,533	456	129
Owner occupied	3,969	2,979	3,360	609	—
Non-owner occupied	7,606	2,235	7,606	—	—
Total commercial real estate	11,575	5,214	10,966	609	—
Commercial and industrial	27,308	2,069	26,147	1,143	18
Agriculture	3,549	2,335	2,436	1,113	—
1st lien	15,816	9,053	13,583	2,233	—
Junior lien	1,776	315	1,776	—	—
Total 1-4 family	17,592	9,368	15,359	2,233	—
Multifamily residential	395	389	395	—	—
Home equity lines of credit	3,968	3,465	3,600	213	155
Other consumer	1,229	955	949	171	109
Total consumer	5,197	4,420	4,549	384	264
Other	59	39	—	59	—
Total	$68,895	27,786	62,487	5,997	411

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type
(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Custom and owner occupied construction	$533	$969	$(436)	(45%)
Pre-sold and spec construction	1,189	564	625	111%
Total residential construction	1,722	1,533	189	12%
Land development	3,994	1,450	2,544	175%
Consumer land or lots	1,162	402	760	189%
Unimproved land	—	36	(36)	(100%)
Developed lots for operative builders	2,300	214	2,086	975%
Commercial lots	965	—	965	n/m
Other construction	4,787	—	4,787	n/m
Total land, lot and other construction	13,208	2,102	11,106	528%
Owner occupied	6,103	2,867	3,236	113%
Non-owner occupied	15,388	5,037	10,351	205%
Total commercial real estate	21,491	7,904	13,587	172%
Commercial and industrial	10,215	6,194	4,021	65%
Agriculture	2,390	744	1,646	221%
1st lien	19,699	6,326	13,373	211%
Junior lien	20	214	(194)	(91%)
Total 1-4 family	19,719	6,540	13,179	202%
Multifamily residential	150	—	150	n/m
Home equity lines of credit	5,415	3,731	1,684	45%
Other consumer	1,866	1,775	91	5%
Total consumer	7,281	5,506	1,775	32%
Other	2,650	1,705	945	55%
Total	$78,826	$32,228	$46,598	145%
_________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Years ended, By Loan Type		Charge-Offs	Recoveries
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2025
Pre-sold and spec construction	$—	(4)	51	51
Total residential construction	—	(4)	51	51
Land development	(358)	1,095	—	358
Consumer land or lots	(5)	(22)	—	5
Unimproved land	—	1,338	—	—
Developed lots for operative builders	(8)	—	—	8
Commercial lots	—	319	—	—
Total land, lot and other construction	(371)	2,730	—	371
Owner occupied	(2)	(73)	—	2
Non-owner occupied	2,232	2	2,243	11
Total commercial real estate	2,230	(71)	2,243	13
Commercial and industrial	2,104	1,422	3,056	952
Agriculture	(112)	64	—	112
1st lien	(182)	32	1	183
Junior lien	(38)	(65)	126	164
Total 1-4 family	(220)	(33)	127	347
Home equity lines of credit	43	69	106	63
Other consumer	1,600	1,078	1,922	322
Total consumer	1,643	1,147	2,028	385
Other	7,448	8,643	11,177	3,729
Total	$12,722	13,898	18,682	5,960

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

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,314,779	30%	$6,136,709	30%
NOW and DDA accounts	6,236,551	25%	5,543,512	27%
Savings accounts	3,158,939	13%	2,845,124	14%
Money market deposit accounts	3,948,201	16%	2,878,213	14%
Certificate accounts	3,928,550	16%	3,139,821	15%
Wholesale deposits	4,076	—%	3,615	—%
Total interest bearing deposits	17,276,317	70%	14,410,285	70%
Total deposits	$24,591,096	100%	$20,546,994	100%

Total estimated uninsured deposits were $8.111 billion and $6.544 billion at December 31, 2025 and December 31, 2024, respectively. The following table summarizes the estimated amounts outstanding at December 31, 2025 for uninsured time deposits according to the time remaining to maturity.

(Dollars in thousands)	Certificates of Deposit
Within three months	$791,458
Three months to six months	400,206
Seven months to twelve months	155,416
Over twelve months	97,050
Total	$1,444,130

For additional information on deposits, see Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Additionally, the Company has other sources of secured and unsecured borrowing lines from various sources that may be used from time to time. For additional information concerning the Company’s borrowings, see Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired unconsolidated financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at December 31, 2025. The subordinated debentures outstanding as of December 31, 2025 were $187 million, including fair value adjustments from acquisitions. For additional information regarding the subordinated debentures, see Note 11 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
FHLB advances
Borrowing capacity	$4,872,433	4,355,976
Amount utilized	(440,000)	(1,800,000)
Letters of credit and other pledged collateral	(10,224)	(6,165)
Amount available	$4,422,209	2,549,811
FRB discount window
Borrowing capacity	$2,048,309	1,860,932
Amount utilized	—	—
Amount available	$2,048,309	1,860,932
Unsecured lines of credit available	$530,000	525,000
Unencumbered debt securities
U.S. government and federal agency	$90,783	608,979
U.S. government sponsored enterprises	13,758	301,990
State and local governments	929,248	907,832
Corporate bonds	33,949	14,503
Residential mortgage-backed securities	160,623	615,310
Commercial mortgage-backed securities	794,427	837,169
Total unencumbered debt securities [1]	$2,022,788	3,285,783
____________________________
1 Total unencumbered debt securities at December 31, 2025, included $1.2 billion classified as AFS and $828.1 million classified as HTM. Total unencumbered debt securities at December 31, 2024, included $1.6 billion classified as AFS, and $1.6 billion classified as HTM. AFS debt securities are reported at fair value and HTM debt securities are reported at amortized cost.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of December 31, 2025 and determined its allowance for credit losses (“ACL”) of $30.0 million was adequate to absorb the estimated credit losses. Such ACL is included in other liabilities. For additional information regarding the Company’s ACL, see “Allowance for Credit Losses - Loans Receivable” above.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. High levels of capital are necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 129,971,712 have been issued as of December 31, 2025. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of December 31, 2025. Conversely, the Company may in the future decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The guidelines require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of December 31, 2025, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of December 31, 2025:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank actual regulatory ratios	13.91%	12.67%	12.67%	9.33%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

For additional information regarding regulatory capital, see Note 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 5.30 percent in Idaho, 4.50 percent in Utah, 4.40 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming, Nevada, and Texas do not impose a corporate income tax. The Company is also required to file in states other than the nine states in which it has properties.

Income tax expense for the years ended December 31, 2025 and 2024 was $51.2 million and $36.2 million, respectively. The Company’s effective income tax rate for the years ended December 31, 2025 and 2024 was 17.6 percent and 16.0 percent, respectively. The current and prior year’s low effective income tax rates were due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits. Income from tax-exempt debt securities, loans and leases was $84.7 million and $84.2 million for the years ended December 31, 2025 and 2024, respectively. Benefits from Low-Income Housing Tax Credits (“LIHTC”) federal income tax credits were $30.9 million and $25.4 million for the years ended December 31, 2025 and 2024, respectively.

The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund (“CDFI Fund”) of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC’s which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. The Company has investments of $9.5 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax. The Company has investments in historic tax credits that are claimed over a five-year credit allowance period.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$5,192	31,567	205	564	37,528
2027	5,370	32,360	43	564	38,337
2028	3,354	30,012	43	—	33,409
2029	1,758	28,634	43	—	30,435
2030	1,068	27,134	43	—	28,245
Thereafter	—	90,115	64	—	90,179
	$16,742	239,822	441	1,128	258,133

For additional information on income taxes, see Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Years ended
	December 31, 2025			December 31, 2024			December 31, 2023
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$2,077,431	$111,135	5.35%	$1,820,057	$89,596	4.92%	$1,603,600	$71,328	4.45%
Commercial loans [1]	15,355,275	906,309	5.90%	13,818,805	772,496	5.59%	12,982,708	675,549	5.20%
Consumer and other loans	1,354,121	97,509	7.20%	1,305,716	89,160	6.83%	1,247,114	74,734	5.99%
Total loans [2]	18,786,827	1,114,953	5.93%	16,944,578	951,252	5.61%	15,833,422	821,611	5.19%
Tax-exempt investment securities [3]	1,612,206	56,192	3.49%	1,675,732	59,479	3.55%	1,740,746	59,716	3.43%
Taxable investment securities [4,5]	6,833,546	138,547	2.03%	7,400,887	145,128	1.96%	8,297,203	152,003	1.83%
Total earning assets	27,232,579	1,309,692	4.81%	26,021,197	1,155,859	4.44%	25,871,371	1,033,330	3.99%
Goodwill and intangibles	1,221,592			1,079,404			1,022,052
Non-earning assets	989,532			773,322			504,698
Total assets	$29,443,703			$27,873,923			$27,398,121
Liabilities
Non-interest bearing deposits	$6,584,700	$—	—%	$6,144,268	$—	—%	$6,642,339	$—	—%
NOW and DDA accounts	5,764,971	64,584	1.12%	5,326,296	63,635	1.19%	5,167,117	37,357	0.72%
Savings accounts	2,985,007	22,418	0.75%	2,866,908	22,684	0.79%	2,908,584	9,918	0.34%
Money market deposit accounts	3,247,640	66,660	2.05%	2,904,461	58,140	2.00%	3,166,914	42,254	1.33%
Certificate accounts	3,379,326	120,344	3.56%	3,106,755	128,081	4.12%	1,949,206	64,176	3.29%
Total core deposits	21,961,644	274,006	1.25%	20,348,688	272,540	1.34%	19,834,160	153,705	0.77%
Short-term borrowings
Wholesale deposits [6]	4,029	181	4.49%	3,615	194	5.36%	173,231	8,721	5.03%
Repurchase agreements	1,954,632	57,172	2.92%	1,676,040	55,723	3.32%	1,301,223	36,414	2.80%
FHLB advances	1,302,973	62,252	4.71%	1,147,456	56,297	4.83%	551,986	26,910	4.81%
FRB Bank Term Funding	—	—	—%	617,377	27,097	4.39%	2,133,658	93,388	4.38%
Total short-term borrowings	3,261,634	119,605	3.72%	3,444,488	139,311	3.98%	4,160,098	165,433	3.92%
Long-term borrowings
FHLB advances	—	—	—%	351,038	16,323	4.57%	—	—	—%
Subordinated debentures and other borrowed funds	238,962	13,146	5.50%	219,839	7,044	3.20%	209,567	6,835	3.26%
Total interest bearing liabilities	25,462,240	406,757	1.60%	24,364,053	435,218	1.79%	24,203,825	325,973	1.35%
Other liabilities	356,409			351,825			275,359
Total liabilities	25,818,649			24,715,878			24,479,184
Stockholders’ Equity
Common stock	1,197			1,132			1,109
Paid-in capital	2,730,729			2,437,641			2,346,575
Retained earnings	1,130,602			1,064,090			1,021,469
Accumulated other comprehensive loss	(237,474)			(344,818)			(450,216)
Total stockholders’ equity	3,625,054			3,158,045			2,918,937
Total liabilities and stockholders’ equity	$29,443,703			$27,873,923			$27,398,121
Net interest income (tax-equivalent)		$902,935			$720,641			$707,357
Net interest spread (tax-equivalent)			3.21%			2.65%			2.64%
Net interest margin (tax-equivalent)			3.32%			2.77%			2.73%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $6.3 million, $6.5 million and $5.9 million on tax-exempt municipal loan and lease income for the years ended December 31, 2025, 2024 and 2023, respectively.
2Total loans are gross of the ACL, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $7.0 million, $8.6 million and $8.9 million on tax-exempt debt securities income for the years ended December 31, 2025, 2024 and 2023, respectively.
4Includes tax effect of $602 thousand, $832 thousand and $859 thousand on federal income tax credits for the years ended December 31, 2025, 2024 and 2023, respectively.
5Includes interest income of $28.9 million, $31.2 million and $42.2 million on average interest-bearing cash balances of $680.0 million, $594.8 million and $791.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Year ended December 31,			Year ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Residential real estate loans	$12,670	8,869	21,539	9,628	8,640	18,268
Commercial loans (tax-equivalent)	83,546	50,267	133,813	45,476	51,472	96,948
Consumer and other loans	3,053	5,296	8,349	3,726	10,700	14,426
Investment securities (tax-equivalent)	(14,221)	4,353	(9,868)	(20,277)	13,165	(7,112)
Total interest income	85,048	68,785	153,833	38,553	83,977	122,530
Interest expense
NOW and DDA accounts	5,053	(4,105)	948	1,256	25,022	26,278
Savings accounts	870	(1,136)	(266)	(115)	12,881	12,766
Money market deposit accounts	6,692	1,828	8,520	(3,396)	19,282	15,886
Certificate accounts	10,857	(18,594)	(7,737)	38,392	25,513	63,905
Wholesale deposits	22	(34)	(12)	(8,538)	11	(8,527)
Repurchase agreements	9,085	(7,636)	1,449	10,617	8,692	19,309
FHLB advances	(9,648)	(720)	(10,368)	46,343	(633)	45,710
FRB Bank Term Funding	(27,097)	—	(27,097)	(66,291)	—	(66,291)
Subordinated debentures and other borrowed funds	592	5,510	6,102	355	(146)	209
Total interest expense	(3,574)	(24,887)	(28,461)	18,623	90,622	109,245
Net interest income (tax-equivalent)	$88,622	93,672	182,294	19,930	(6,645)	13,285

Net interest income (tax-equivalent) increased $182.3 million for the year ended December 31, 2025 compared to prior year end. The increase in interest income was primarily attributable to an increase in interest income and a decrease in interest expense. The increase in interest income was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The decrease in interest expense was driven primarily by a decrease in deposit rates and a decrease in higher cost borrowings.

Net interest income (tax-equivalent) increased $13.3 million for the year ended December 31, 2024 compared to the prior year end. The increase in interest income was primarily attributable to an increase in interest rates with additional benefit from the increase in the loan portfolio, which more than outpaced the increase in interest expense which was primarily driven by an increase in interest rates.

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

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and related disclosures. Certain accounting policies involve significant judgment and are particularly important to the portrayal of our financial condition and results of operations. These policies, and the related estimates, are described below as critical accounting policies and critical accounting estimates because changes in assumptions or judgments could materially affect our financial statements.

The Company considers its accounting policies for the ACL, goodwill and fair value measurements to be critical accounting policies. The application of these policies has a significant impact on the Company’s consolidated financial statements and financial results could differ significantly if different judgments or estimates were applied. The following describes why the estimates are subject to uncertainty, the estimated change in the reported periods, and the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying the calculation. For additional information regarding the Company’s Significant Accounting Policies, see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Allowance for Credit Losses
The ACL for loans receivable represents management’s estimate of credit losses over the expected contractual life of the loan portfolio. The Company’s accounting policy for determining the adequacy of the allowance is complex and requires a high degree of judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in those future period which is why there is such a high degree of uncertainty. Such factors or assumptions include loan volumes, delinquency status, credit ratings, historical loss experiences, estimated prepayment speeds, weighted average lives and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The Company’s estimate of the ACL is particularly sensitive to changes in economic forecasts, delinquency trends, and credit quality indicators. Deterioration in macroeconomic conditions, including increases in unemployment or interest rates, could result in higher expected credit losses and a corresponding increase in the provision for credit losses. Conversely, improvement in these conditions could reduce expected losses. For information regarding the ACL for loans receivable, its relation to the provision for credit losses and risk related to asset quality, and the estimated change during the reported periods, see the section captioned “Allowance for Credit Losses - Loans Receivable” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Goodwill
The Company’s accounting policy requires an annual assessment for goodwill for impairment, or more frequently if determined necessary. Goodwill of a reporting unit is tested for impairment if an event is more-likely-than-not to reduce the fair value of a reporting unit below its carrying amount. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. The estimate is considered to have a low amount of uncertainty unless there is an event that significantly lowers the fair value of a reporting unit estimate. Examples of events and circumstances include: significant change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, a more likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and the testing for recoverability of a significant asset group within a reporting unit. There were no changes to the Company’s assessment or reported amounts during 2025. For information on goodwill, see Notes 1 and 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Fair Value Measurements
Fair value measurement estimates are used for certain recorded and disclosed financial instruments on a recurring and non-recurring basis. Such estimates utilize a variety of assumptions which are subject to uncertainty. Certain fair value measurements, particularly those involving unobservable inputs, require significant judgment and are highly sensitive to changes in assumptions. These measurements may include valuation of financial instruments classified as Level 3 within the fair value hierarchy, where valuation is based on internally developed models. Changes in assumptions such as discount rates, credit spreads, or expected cash flows could result in materially different fair value estimates. For information on fair value measurements and the estimated changes during the reporting periods, see Note 21 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

Impact of Recently Issued Accounting Standards
Authoritative accounting guidance that impacted the Company that became effective during 2025 or 2024 include amendments to:

•FASB ASC Topic 280, Segment Reporting
•FASB ASC Topic 232, Investments Equity Method and Joint Ventures
•FASB ASC Topic 740, Income Taxes

Authoritative accounting guidance that may possibly have a material impact on the Company that is pending adoption at December 31, 2025 includes amendments to:

•FASB ASC Topic 326, Purchased Loans
•FASB ASC Topic 220, Disaggregation of Income Statement Expenses

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

Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions.

The following is indicative of the Company’s overall NII sensitivity analysis as of December 31, 2025. The Company’s NII sensitivity remained within policy limits at December 31, 2025.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	0.72%	(2.17%)
-200 bp Rate ramp	0.38%	(3.53%)
-200 bp Rate shock	(1.43%)	(6.31%)
-100 bp Rate shock	(1.17%)	(3.82%)
+100 bp Rate shock	3.21%	(5.32%)
+200 bp Rate shock	3.20%	7.25%
+200 bp Rate ramp	1.57%	4.44%
+400 bp Rate ramp	1.47%	3.63%

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

To the Shareholders, Board of Directors, and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Glacier Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Shareholders, Board of Directors,
and Audit Committee
Glacier Bancorp, Inc.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that is communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

The Company’s loan portfolio and the associated allowance for credit losses (ACL) were $20.9 billion and $255.3 million as of December 31, 2025, respectively. The provision for credit losses was $71.4 million for the year ended December 31, 2025. As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements, the ACL includes a quantitative portion where loans that share similar risk characteristics with other loans are segregated into loan segments. The model calculates an expected loss percentage for each loan segment by considering the non-discounted simple annual average historical loss rate of each loan segment, multiplying the loss rate by the amortized loan balance and incorporating that segment’s internally generated prepayment speed assumption and contractually scheduled remaining principal pay downs on a loan level basis. Those historical loss rates are adjusted over a reasonable and supportable economic forecast period based upon national economic forecasts. The Company will then revert from the economic forecast period back to the historical average loss rate on a straight-line basis. After that reversion period, the loans will experience their historical loss rates for the remainder of their contractual lives. The Company will also include qualitative adjustments to adjust the ACL on loan segments to the extent the current or future conditions are believed to vary from historical conditions across several qualitative factors. At December 31, 2025, the key qualitative factors included adjustments to the expected credit losses associated with risks in the current economic environment and economic uncertainty in forward looking forecasts.

Auditing management’s ACL estimate involved a high degree of complexity in evaluating the expected loss forecasting model and subjectivity in evaluating management’s measurement of the economic forecast used during the reasonable and supportable period, subjectivity in evaluating key qualitative factors, and the subjectivity in evaluating the qualitative adjustment in total.

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

•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the model and qualitative adjustment estimation process by agreeing a sample of inputs to supporting information

Shareholders, Board of Directors,
and Audit Committee
Glacier Bancorp, Inc.

•We tested the mathematical accuracy of the ACL models used as well as the method for developing the qualitative adjustments.

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

Denver, Colorado
February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Glacier Bancorp, Inc.
Kalispell, Montana

Opinion on the Internal Control Over Financial Reporting

We have audited Glacier Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 25, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

As described in relation to Management’s Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2025, has excluded Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (Guaranty) acquired on October 1, 2025. We have also excluded Guaranty from the scope of our audit of internal control over financial reporting. Guaranty represented $2.8 billion, or 9% of the Company’s total consolidated assets, and $25.9 million, or 3% of the Company’s consolidated net interest income as of and for the year ended December 31, 2025, respectively.

Shareholders, Board of Directors,
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

/s/ Forvis Mazars, LLP

Denver, Colorado
February 25, 2026

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Cash on hand and in banks	$321,526	268,746
Interest bearing cash deposits	913,735	579,662
Cash and cash equivalents	1,235,261	848,408
Debt securities, available-for-sale	4,007,512	4,245,205
Debt securities, held-to-maturity	3,110,216	3,294,847
Total debt securities	7,117,728	7,540,052
Loans held for sale, at fair value	39,186	33,060
Loans receivable	20,927,796	17,261,849
Allowance for credit losses	(255,319)	(206,041)
Loans receivable, net	20,672,477	17,055,808
Premises and equipment, net	486,184	411,968
Right-of-use assets, net	75,574	56,252
Other real estate owned and foreclosed assets	411	1,164
Accrued interest receivable	120,092	99,262
Deferred tax asset, net	101,337	138,955
Intangibles, net	105,269	51,182
Goodwill	1,378,283	1,051,318
Federal Home Loan Bank stock, at cost	42,764	99,669
Bank-owned life insurance	235,090	189,849
Other assets	368,407	326,040
Total assets	$31,978,063	27,902,987
Liabilities
Non-interest bearing deposits	$7,314,779	6,136,709
Interest bearing deposits	17,276,317	14,410,285
Securities sold under agreements to repurchase	2,084,113	1,777,475
Federal Home Loan Bank advances	440,000	1,800,000
Other borrowed funds	51,473	62,062
Finance lease liabilities	28,808	21,279
Subordinated debentures	187,492	133,105
Accrued interest payable	32,786	33,626
Operating lease liabilities	52,869	39,902
Other liabilities	295,605	264,690
Total liabilities	27,764,242	24,679,133
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized	1,300	1,134
Paid-in capital	3,220,064	2,448,758
Retained earnings - substantially restricted	1,159,567	1,083,258
Accumulated other comprehensive loss	(167,110)	(309,296)
Total stockholders’ equity	4,213,821	3,223,854
Total liabilities and stockholders’ equity	$31,978,063	27,902,987
Number of common stock shares issued and outstanding	129,971,712	113,401,955

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
(Dollars in thousands, except share and per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Interest Income
Investment securities	$187,130	195,135	201,930
Residential real estate loans	111,135	89,596	71,328
Commercial loans	900,023	765,959	669,663
Consumer and other loans	97,509	89,160	74,734
Total interest income	1,295,797	1,139,850	1,017,655
Interest Expense
Deposits	274,187	272,734	162,426
Securities sold under agreements to repurchase	57,172	55,723	36,414
Federal Home Loan Bank advances	62,252	72,620	26,910
FRB Bank Term Funding	—	27,097	93,388
Other borrowed funds	1,932	1,297	1,056
Subordinated debentures	11,214	5,747	5,779
Total interest expense	406,757	435,218	325,973
Net Interest Income	889,040	704,632	691,682
Provision for credit losses	71,400	28,306	14,795
Net interest income after provision for credit losses	817,640	676,326	676,887
Non-Interest Income
Service charges and other fees	85,070	78,894	75,157
Miscellaneous loan fees and charges	20,443	18,694	16,935
Gain on sale of loans	18,205	16,855	12,202
Gain on sale of securities	—	30	1,510
Other income	17,667	13,973	12,275
Total non-interest income	141,385	128,446	118,079
Non-Interest Expense
Compensation and employee benefits	393,295	336,906	309,048
Occupancy and equipment	55,617	47,055	43,578
Advertising and promotions	17,767	16,132	15,430
Data processing	42,744	36,887	33,752
Other real estate owned and foreclosed assets	292	217	119
Regulatory assessments and insurance	22,675	24,194	28,712
Intangibles amortization	15,887	12,757	9,731
Other expenses	120,500	104,320	86,988
Total non-interest expense	668,777	578,468	527,358
Income Before Income Taxes	290,248	226,304	267,608
Federal and state income tax expense	51,220	36,160	44,681
Net Income	$239,028	190,144	222,927
Basic earnings per share	$2.00	1.68	2.01
Diluted earnings per share	$1.99	1.68	2.01
Dividends declared per share	$1.32	1.32	1.32
Average outstanding shares - basic	119,753,227	113,170,157	110,864,501
Average outstanding shares - diluted	119,935,056	113,243,427	110,890,447
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net Income	$239,028	190,144	222,927
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains on available-for-sale securities	184,928	86,485	125,231
Reclassification adjustment for (losses) gains included in net income	—	(56)	31
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	5,595	4,754	5,612
Tax effect	(47,770)	(23,291)	(34,264)
Net of tax amount	142,753	67,892	96,610
Fair Value Hedge:
Unrealized losses on derivatives used for fair value hedges	(35)	—	—
Tax effect	8	—	—
Net of tax amount	(27)	—	—
Cash Flow Hedge:
Unrealized (losses) gains on derivatives used for cash flow hedges	(656)	777	2,006
Reclassification adjustment for losses included in net income	(63)	(4,879)	(4,605)
Tax effect	179	1,027	668
Net of tax amount	(540)	(3,075)	(1,931)
Total other comprehensive income, net of tax	142,186	64,817	94,679
Total Comprehensive Income	$381,214	254,961	317,606

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings- Substantially Restricted	Accumulated Other Comp-rehensive (Loss) Income
	Shares	Amount				Total
Balance at January 1, 2023	110,777,780	$1,108	2,344,005	966,984	(468,792)	2,843,305
Net income	—	—	—	222,927	—	222,927
Other comprehensive income	—	—	—	—	94,679	94,679
Cash dividends declared ($1.32 per share)	—	—	—	(146,730)	—	(146,730)
Stock issuances under stock incentive plans	111,162	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	6,100	—	—	6,100
Balance at December 31, 2023	110,888,942	$1,109	2,350,104	1,043,181	(374,113)	3,020,281
Net income	—	—	—	190,144	—	190,144
Other comprehensive income	—	—	—	—	64,817	64,817
Cash dividends declared ($1.32 per share)	—	—	—	(150,067)	—	(150,067)
Stock issued in connection with acquisitions	2,389,684	24	92,361	—	—	92,385
Stock issuances under stock incentive plans	123,329	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	6,294	—	—	6,294
Balance at December 31, 2024	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	239,028	—	239,028
Other comprehensive income	—	—	—	—	142,186	142,186
Cash dividends declared ($1.32 per share)	—	—	—	(162,719)	—	(162,719)
Stock issued in connection with acquisitions	16,404,750	164	764,799	—	—	764,963
Stock issuances under stock incentive plans	165,007	2	(2)	—	—	—
Stock-based compensation and related taxes	—	—	6,509	—	—	6,509
Balance at December 31, 2025	129,971,712	$1,300	3,220,064	1,159,567	(167,110)	4,213,821

See accompanying notes to consolidated financial statements

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating Activities
Net income	$239,028	190,144	222,927
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	71,400	28,306	14,795
Net amortization of debt securities	9,917	13,153	15,506
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(7,980)	(5,983)	(5,347)
Origination of loans held for sale	(779,966)	(665,181)	(435,649)
Proceeds from loans held for sale	792,046	738,134	549,778
Gain on sale of loans	(18,205)	(16,855)	(12,202)
Gain on sale of securities	—	(30)	(1,510)
Bank-owned life insurance income, net	(4,961)	(4,476)	(3,849)
Stock-based compensation, net of tax benefits	6,345	5,694	5,929
Depreciation and amortization	33,027	28,907	27,412
Loss (gain) on dispositions of premises and equipment	224	(5,100)	160
Loss (gain) on sale and write-downs of other real estate owned, net	157	(1,124)	(321)
Deferred tax (benefit) expense	(4,066)	2,608	507
Amortization of core deposit and other intangibles	15,887	12,757	9,731
Amortization of investments in variable interest entities	28,022	24,054	20,515
Net (increase) decrease in accrued interest receivable	(3,687)	877	(10,989)
Net (increase) decrease in other assets	(10,217)	8,856	(9,961)
Net (decrease) increase in accrued interest payable	(6,836)	(93,693)	121,576
Net decrease in operating lease liabilities	(5,756)	(3,418)	(3,500)
Net increase (decrease) in other liabilities	20,020	407	(4,793)
Net cash provided by operating activities	374,399	258,037	500,715
Investing Activities
Sales of debt securities, available-for-sale	318,128	237,502	29,972
Maturities, prepayments and calls of available-for-sale debt securities	1,978,346	609,118	621,878
Purchases of available-for-sale debt securities	(1,127,615)	(50,148)	—
Maturities, prepayments and calls of held-to-maturity debt securities	198,491	204,645	209,909
Purchases of held-to-maturity debt securities	(13,723)	—	—
Termination of interest rate swaps	—	(19,825)	—
Net change in loans	(494,807)	(431,641)	(1,067,407)
Proceeds from sale of premises and equipment	5,327	14,375	251
Net additions to premises and equipment	(26,848)	(48,277)	(49,534)
Proceeds from sale of other real estate owned	2,963	2,337	391
Proceeds from redemption of equity securities	67,930	149,873	630,584
Purchases of equity securities	(1,693)	(233,288)	(559,601)
Proceeds from bank-owned life insurance	3,402	417	1,787
Investments in variable interest entities	(50,485)	(49,631)	(25,722)
Net cash received from acquisitions	205,009	107,684	—
Net cash provided by (used in) investing activities	1,064,425	493,141	(207,492)
See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Financing Activities
Net increase (decrease) in deposits	$259,227	(394,570)	(676,652)
Net increase in securities sold under agreements to repurchase	285,744	286,320	540,934
Net decrease in short-term Federal Home Loan Bank advances	(48,000)	(58,500)	(1,800,000)
Proceeds from short-term Federal Reserve Bank Term Funding	—	—	2,740,000
Repayments of short-term Federal Reserve Bank Term Funding	—	(2,740,000)	—
Proceeds from long-term Federal Home Loan Bank advances	—	1,800,000	—
Repayments of long-term Federal Home Loan Bank advances	(1,360,000)	—	—
Net (decrease) increase in other borrowed funds	(20,588)	5,149	6,915
Principal payments on finance lease liabilities	(4,050)	(3,852)	(3,588)
Cash dividends paid	(162,736)	(150,034)	(146,690)
Tax withholding payments for stock-based compensation	(2,627)	(1,738)	(1,870)
Proceeds from stock option exercises	1,059	113	75
Net cash (used in) provided by financing activities	(1,051,971)	(1,257,112)	659,124
Net increase (decrease) in cash and cash equivalents	386,853	(505,934)	952,347
Cash, cash equivalents at beginning of period	848,408	1,354,342	401,995
Cash, cash equivalents at end of period	$1,235,261	848,408	1,354,342
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$413,593	528,911	204,397
Cash paid during the period for income taxes	32,160	15,604	27,932

Supplemental Disclosure of Non-Cash Investing Activities
Sale and refinancing of other real estate owned	$—	6	22
Transfer of loans to other real estate owned	2,367	879	1,563
Right-of-use assets obtained in exchange for new lease liabilities	12,523	395	1,979
Equity investments obtained in exchange or delayed equity contributions	37,065	33,982	37,068
Dividends declared during the period but not paid	372	388	370
Acquisitions
Fair value of common stock shares issued	764,963	92,385	—
Cash consideration	3	26,009	—
Fair value of assets acquired	4,720,721	1,180,757	—
Liabilities assumed	3,955,755	1,087,601	—

See accompanying notes to consolidated financial statements.

GLACIER BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

General
Glacier Bancorp, Inc. (“Company”) is a Montana corporation headquartered in Kalispell, Montana. The Company provides a full range of banking services to individuals and businesses in Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas through its wholly-owned bank subsidiary, Glacier Bank (“Bank”). The Company offers a wide range of banking products and services, including: 1) retail banking; 2) business banking; 3) real estate, commercial, agriculture and consumer loans; and 4) mortgage origination and loan servicing. The Company serves individuals, small to medium-sized businesses, community organizations and public entities.

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

Principles of Consolidation
The consolidated financial statements of the Company include the parent holding company and the Bank, which consists of eighteen bank divisions and a corporate division. The corporate division includes the Bank’s investment portfolio, wholesale borrowings and other centralized functions. The Bank divisions operate under separate names, management teams and advisory directors. The Bank also has non-bank subsidiaries which hold certain bank investments. These non-bank subsidiaries are either consolidated or accounted for under the equity method depending on whether the Bank has a controlling interest or significant influence over the entity.

The Bank has interests in variable interest entities (“VIE”) for which the Bank has both the power to direct the VIE’s significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could potentially be significant to the VIE. These interests are consolidated into the Company’s consolidated financial statements. The Bank also has interests in VIEs for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These interests are accounted for under the equity method in the Company’s consolidated financial statements. For additional information on the Bank’s interest in VIEs, see Note 8.

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

On April 30, 2025, the Company completed its acquisition of Bank of Idaho Holding Co. and its wholly-owned subsidiary, Bank of Idaho (collectively “BOID”), a community bank based in Idaho Falls, Idaho. The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information relating to mergers and acquisitions, see Note 23.

On October 1, 2025, the Company completed the acquisition of Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (collectively “Guaranty”), a community bank based in Mount Pleasant, Texas. The business combination was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information relating to mergers and acquisitions, see Note 23.

Segment Reporting
The Company operates as a single segment entity for financial reporting purposes. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Company provides similar products and services managed through similar processes and technology platforms. The Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions between the Company and the Bank, its wholly-owned subsidiary, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of operations as consolidated net income. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Company’s consolidated statements of operations are considered significant to the banking segment.

The Company has determined that no additional segment disclosures are required, specifically as a result of the following;

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

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $28,920,000 and $31,158,000 for the years ended December 31, 2025 and December 31, 2024, respectively, and are included in interest income on investment securities on the consolidated statements of operations. The Company had no restricted cash held as collateral for derivative contracts as of December 31, 2025 and December 31, 2024. The Bank is required to maintain an average reserve balance either with the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at December 31, 2025 was $0.

Debt Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity (“HTM”) and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as HTM or trading are classified as AFS and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities. When the Company acquires another entity, it records the debt securities at fair value.

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

Allowance for Credit Losses - HTM Debt Securities
For estimating the allowance for HTM debt securities that share similar risk characteristics with other securities, such securities are pooled based on major security type. For pools of such securities with similar risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit losses on securities in the HTM portfolio that do not share similar risk characteristics with any of the pools of debt securities are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the securities.

The Company has elected to exclude accrued interest from the estimate of credit losses for HTM debt securities. As part of its non-accrual policy, the Company charges off uncollectable interest at the time it is determined to be uncollectable.

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Fair value elections are made at the time of origination based on the Company’s fair value election policy. Loans held for sale are currently recorded at fair value and may be sold with or without servicing rights. Changes in fair value are recognized in gain on sale of loans included in non-interest income.

Loans Receivable
The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate (“CRE”), other commercial, home equity, and other consumer loans. Loans that are intended at origination to be held for investment, are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest or straight-line methods. The interest method is utilized for loans with scheduled payment terms and the objective is to calculate periodic interest income at a constant effective yield. The straight-line method is utilized for revolving lines of credit or loans with no scheduled payment terms. When a loan is paid off prior to maturity, the remaining unamortized fees and costs on originated loans and unamortized premiums or discounts on acquired loans are immediately recognized as interest income.

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

The expected credit loss estimate process involves procedures to consider the unique characteristics of each of the Company’s loan portfolio segments, which consist of residential real estate, CRE, other commercial, home equity, and other consumer loans. When computing the allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools and that considers loss history, credit and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The Company has determined a four consecutive quarter forecasting period is a reasonable and supportable period. Expected credit loss for periods beyond reasonable and supportable forecast periods are determined based on a reversion method which reverts back to historical loss estimates over a four consecutive quarter period on a straight-line basis.

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

Other Commercial.  Other commercial loans consist of loans to commercial customers for use in financing working capital needs, equipment purchases and business expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations across the Company’s diverse, geographic market areas.

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

Loans that do not Share Similar Risk Characteristics with Other Loans. For a loan that does not share similar risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, the expected credit loss is equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral-dependent, that is, when foreclosure is probable or the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. The Company has determined that non-accrual loans do not share similar risk characteristics with other loans and these loans are individually evaluated for estimated ACL. The Company, through its credit monitoring process, may also identify other loans that do not share similar risk characteristics and individually evaluate such loans. The starting point for determining the fair value of collateral is to obtain external appraisals or evaluations (new or updated). The valuation techniques used in preparing appraisals or evaluations include the cost approach, income approach, sales comparison approach, or a combination of the preceding valuation techniques. The Company’s credit department reviews appraisals, giving consideration to the highest and best use of the collateral. The appraisals or evaluations are reviewed at least quarterly and more frequently based on current market conditions, including deterioration in a borrower’s financial condition and when property values may be subject to significant volatility. Adjustments may be made to the fair value of the collateral after review and acceptance of the collateral appraisal or evaluation.

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

Special Mention Loans. These ratings represent loans that are designated as special mention per the regulatory definition. Special mention loans are currently protected but are potentially weak. The credit risk may be relatively minor yet constitute an undue and unwarranted risk in light of the circumstances surrounding a specific loan. The rating may be used to identify credit with potential weaknesses that if not corrected may weaken the loan to the point of inadequately protecting the Company’s credit position. Examples include a lack of supervision, inadequate loan agreement, condition, or control of collateral, incomplete, or improper documentation, deviations from lending policy, and adverse trends in operations or economic conditions.

Substandard Loans. This rating represents loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. A loan so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. These loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregated amount of substandard loans, does not have to exist in an individual loan classified substandard.

Doubtful/Loss Loans. A loan classified as doubtful has the characteristics that make collection in full, on the basis of currently existing facts, conditions, and values, highly improbable. The possibility of loss is extremely high, but because of pending factors, which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Loans are classified as loss when they are deemed to be not collectible and of such little value that continuance as an active asset of the Company is not warranted. Loans classified as loss must be charged-off. Assignment of this classification does not mean that an asset has absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off a basically worthless asset, even though partial recovery may be attained in the future.

Modifications
The Company identifies and monitors loans modified to borrowers experiencing financial difficulty (“MBFD”). The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The ACL on loans that are considered MBFD’s are measured using the same method as all other loans held for investment.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate ACL for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At December 31, 2025 and 2024, the Company had an ACL of $29,973,000 and $20,419,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the consolidated statement of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Year ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Provision for credit loss loans	$61,846	27,179	20,790
Provision for credit loss unfunded	9,554	1,127	(5,995)
Total provision for credit losses	$71,400	28,306	14,795

There was no provision for credit losses on debt securities for the years ended December 31, 2025, 2024, and 2023.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in right-of-use (“ROU”) assets on the Company’s statement of financial condition. The operating leases have an ROU liability in operating lease liabilities on the Company’s statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in finance lease liabilities on the Company’s statements of financial condition. The interest expense incurred on the finance lease liability is included in interest expense on other borrowed funds on the Company’s consolidated statement of operations. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate for the Company based on the information available at commencement date is used in determining the present value of the lease payments. A lease term will include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude such leases from the Company’s statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized in other expense to reduce the carrying value of the asset to fair value. At December 31, 2025 and 2024, no long-lived assets were considered materially impaired.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2025 and 2024 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value for the reporting unit and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 6.

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

Servicing fee income is recognized in other income for fees earned for servicing loans. The fees are based on contractual percentage of the outstanding principal; or a fixed amount per loan and is recorded when earned. The amortization of loan servicing rights is netted against loan servicing fee income. For additional information relating to loan servicing rights, see Note 7.

Equity Securities
Federal Home Loan Bank (“FHLB”) stock is restricted because such stock may only be sold to FHLB at its par value. Due to restrictive terms, and the lack of a readily determinable fair value, FHLB stock is carried at cost and evaluated for impairment. The investments in FHLB stock are required investments related to the Company’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs is jointly and severally liable for repayment of each other’s debt.

The Company also has other equity securities that are included in other assets on the Company’s statements of financial condition. Equity securities with readily determinable fair values are measured at fair value and changes in fair value are recognized in other income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. For equity securities that qualify for the practical expedient method using the net asset value, the equity security is measured at the net asset value and changes in the fair value are recognized in other income.

Federal Reserve Bank Term Funding Program
During the first quarter of 2023, the FRB offered a new Bank Term Funding Program (“BTFP”) for eligible depository institutions. The Company paid off this borrowing in the first quarter of 2024.

Other Borrowings
Borrowings of the Company’s consolidated VIEs and finance lease arrangements are included in other borrowings. For additional information relating to VIE’s, see Note 8.

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

Derivatives and Hedging Activities
The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. The Company does not enter into derivative instruments for trading or speculative purposes. At the inception of a derivative contract, the Company designates the derivatives as one of three types based on the intention of the hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“non-designated derivative”).

Hedging Derivatives
The fair value hedges and cash flow hedges are recognized as other assets or other liabilities on the Company’s statements of financial condition and are measured at fair value. Earnings on fair value hedges and cash flow hedges are recognized in the same income statement line item that is used to present the earnings effect of the hedged item. Cash flows resulting from the fair value hedges and cash flow hedges are classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For a fair value hedge, the gain or loss on the derivative included in the effectiveness testing, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings as fair value changes. The Company has elected for a fair value hedge, and the fair value of the amounts excluded from the initial assessment of effectiveness will be amortized in earnings using a systematic and rational method with any difference between the change in fair value of the excluded component and amounts recognized in earnings to be recognized in OCI. For a cash flow hedge, the gain or loss on the derivative is reported in OCI and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company then formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in cash flows or fair values of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Non-Designated Derivatives
Commitments to fund mortgage loans (“interest rate locks”) to be sold on the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as non-designated derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to economically hedge the change in interest rates resulting from its commitments to fund the majority of these loans, the Company enters into forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not designated in derivatives relationships until the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on sales of loans.

For additional information relating to the derivatives and hedging activity, see Note 12.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers was $101,072,000, $94,011,000, and $88,547,000 for the years ended December 31, 2025, 2024, and 2023, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, automated teller machine (“ATM”) fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at December 31, 2025 and 2024 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Stock-based Compensation
Stock-based compensation awards granted, comprised of restricted stock units and stock options, are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service period of each award. The impact of forfeitures of stock-based compensation awards on compensation expense is recognized as forfeitures occur. For additional information relating to stock-based compensation, see Note 14.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The term more-likely-than-not means a likelihood of more than 50 percent. The recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the Company’s judgment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence. For additional information relating to income taxes, see Note 17.

Comprehensive Income
Comprehensive income consists of net income and OCI. OCI includes unrealized gains and losses, net of tax effect, on available-for-sale (“AFS”) securities, including transferred debt securities, and derivatives used for fair value hedges and cash flow hedges. When OCI is reclassified into net income (loss), the tax effect is recognized in income tax expense. For additional information relating to OCI, see Note 18.

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding stock options were exercised and restricted stock units were vested, using the treasury stock method. For additional information relating to earnings per share, see Note 19.

Reclassifications
Certain reclassifications have been made to the 2024 and 2023 financial statements to conform to the 2025 presentation. These reclassifications had no effect on net earnings.

Accounting Guidance Adopted in 2025
The ASC is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following provides a description of a recently adopted ASU that could have a material effect on the Company’s financial position or results of operations.

ASU 2023-09 - Income Tax Disclosures. In December 2023, FASB amended topic 740 related to certain income tax disclosures (the “Update”). The amendments provide updates related to the rate reconciliation and income taxes paid disclosures to improve transparency of income disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Other amendments in the Update improve the effectiveness and comparability of disclosures and remove disclosures that are no longer considered cost beneficial or relevant. The Company adopted the amendments and there was no material impact to the Company’s disclosures or financial position and results of operations. For additional information relating to the adoption of the amendments, see Note 17.

Accounting Guidance Pending Adoption at December 31, 2025
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

ASU 2025-08 - Financial Instruments - Credit Losses. In November 2025, FASB amended ASC Topic 326 related to purchased loans (the “Update”). The amendments in the Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. Loans acquired without credit deterioration and deemed seasoned are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026. Early adoption is permitted and the amendments should be applied prospectively to loans that are acquired on or after the initial application date. The Company is currently evaluating the impact of this Update.

Note 2. Debt Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$257,758	156	(1,984)	255,930
U.S. government sponsored enterprises	315,675	86	(3,273)	312,488
State and local governments	165,305	1,035	(2,256)	164,084
Corporate bonds	33,691	279	(21)	33,949
Residential mortgage-backed securities	2,391,698	1,417	(177,996)	2,215,119
Commercial mortgage-backed securities	1,069,563	790	(44,411)	1,025,942
Total available-for-sale	4,233,690	3,763	(229,941)	4,007,512
Held-to-maturity
U.S. government and federal agency	865,696	—	(24,129)	841,567
State and local governments	1,587,673	1,341	(175,623)	1,413,391
Residential mortgage-backed securities	656,847	224	(31,913)	625,158
Total held-to-maturity	3,110,216	1,565	(231,665)	2,880,116
Total debt securities	$7,343,906	5,328	(461,606)	6,887,628

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale
U.S. government and federal agency	$484,082	5	(15,654)	468,433
U.S. government sponsored enterprises	323,854	—	(13,700)	310,154
State and local governments	71,737	215	(3,272)	68,680
Corporate bonds	14,818	—	(315)	14,503
Residential mortgage-backed securities	2,660,330	5	(304,819)	2,355,516
Commercial mortgage-backed securities	1,101,489	2	(73,572)	1,027,919
Total available-for-sale	4,656,310	227	(411,332)	4,245,205
Held-to-maturity
U.S. government and federal agency	859,432	—	(54,496)	804,936
State and local governments	1,619,850	810	(209,502)	1,411,158
Residential mortgage-backed securities	815,565	—	(63,089)	752,476
Total held-to-maturity	3,294,847	810	(327,087)	2,968,570
Total debt securities	$7,951,157	1,037	(738,419)	7,213,775

Maturity Analysis
The following table presents the amortized cost and fair value of AFS and HTM debt securities by contractual maturity at December 31, 2025. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$465,404	462,434	297,756	293,095
Due after one year through five years	169,457	167,634	684,897	664,079
Due after five years through ten years	81,558	81,003	274,562	263,672
Due after ten years	56,010	55,380	1,196,154	1,034,112
	772,429	766,451	2,453,369	2,254,958
Mortgage-backed securities [1]	3,461,261	3,241,061	656,847	625,158
Total	$4,233,690	4,007,512	3,110,216	2,880,116
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Available-for-sale
Proceeds from sales and calls of debt securities	$319,248	251,295	31,944
Gross realized gains [1]	—	782	145
Gross realized losses [1]	—	(725)	(176)
Held-to-maturity
Proceeds from calls of debt securities	15,140	14,295	18,125
Gross realized gains [1]	—	—	10
Gross realized losses [1]	—	(27)	(193)
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

In 2023, the Company also had a gain of $1,700,000 on the sale of all of the Company’s Visa class B shares which was included in the gain on sale of securities. At December 31, 2025 and 2024, the Company had debt securities with carrying values of $5,094,941,000 and $4,254,268,000, respectively, pledged as collateral to FHLB, FRB, securities sold under agreements to repurchase (“repurchase agreements”), and for deposits of several state and local government units.

Allowance for Credit Losses - Available-For-Sale Debt Securities
In assessing whether a credit loss existed on AFS debt securities with unrealized losses, the Company compared the present value of cash flows expected to be collected from the debt securities with the amortized cost basis of the debt securities. In addition, the following factors were evaluated individually and collectively in determining the existence of expected credit losses:
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

The following table summarizes AFS debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position. The number of available-for-sale debt securities in an unrealized position is also disclosed.

	December 31, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	39	$55,231	(82)	179,092	(1,902)	234,323	(1,984)
U.S. government sponsored enterprises	12	—	—	302,962	(3,273)	302,962	(3,273)
State and local governments	88	36,534	(83)	46,762	(2,173)	83,296	(2,256)
Corporate bonds	2	—	—	13,980	(21)	13,980	(21)
Residential mortgage-backed securities	376	28,843	(42)	1,983,182	(177,954)	2,012,025	(177,996)
Commercial mortgage-backed securities	142	62,427	(215)	864,907	(44,196)	927,334	(44,411)
Total available-for-sale	659	$183,035	(422)	3,390,885	(229,519)	3,573,920	(229,941)

	December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	55	$3,756	(34)	463,151	(15,620)	466,907	(15,654)
U.S. government sponsored enterprises	14	—	—	310,154	(13,700)	310,154	(13,700)
State and local governments	50	3,653	(35)	49,748	(3,237)	53,401	(3,272)
Corporate bonds	2	—	—	13,707	(315)	13,707	(315)
Residential mortgage-backed securities	389	13,535	(240)	2,341,700	(304,579)	2,355,235	(304,819)
Commercial mortgage-backed securities	152	36,466	(1,042)	986,809	(72,530)	1,023,275	(73,572)
Total available-for-sale	662	$57,410	(1,351)	4,165,269	(409,981)	4,222,679	(411,332)

With respect to severity, the majority of AFS debt securities with unrealized loss positions at December 31, 2025 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the NRSRO entities in the four highest credit rating categories. All of the Company’s AFS debt securities with unrealized loss positions at December 31, 2025 have been determined to be investment grade.

The Company did not have any past due AFS debt securities as of December 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on AFS debt securities totaled $9,619,000 and $8,037,000 at December 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its AFS debt securities with unrealized losses as of December 31, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of December 31, 2025, management determined it did not intend to sell AFS debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on AFS debt securities at December 31, 2025. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

Allowance for Credit Losses - Held-To-Maturity Debt Securities
The Company measured expected credit losses on HTM debt securities on a collective basis by major security type and NRSRO credit ratings, which is the Company’s primary credit quality indicator for state and local government securities. The estimate of expected credit losses considered historical credit loss information that was adjusted for current conditions as well as reasonable and supportable forecasts. The following table summarizes the amortized cost of HTM municipal bonds aggregated by NRSRO credit rating:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Municipal bonds held-to-maturity
S&P: AAA / Moody’s: Aaa	$397,328	414,147
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,155,450	1,168,491
S&P: A+, A, A- / Moody’s: A1, A2, A3	29,093	33,585
Not rated by either entity	5,802	3,627
Total municipal bonds held-to-maturity	$1,587,673	1,619,850

The Company’s municipal bonds in the HTM debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s municipal bonds that are classified as HTM debt securities at December 31, 2025 have been determined to be investment grade. HTM debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the US Government, the US Government’s ability to print its own currency, a history of no credit losses by the US Government and noted agencies and the current economic and financial condition of the United States and US Government providing no indication the zero-loss determination is unjustified.

As of December 31, 2025 and December 31, 2024, the Company did not have any HTM debt securities past due. Accrued interest receivable on HTM debt securities totaled $16,175,000 and $16,538,000 at December 31, 2025 and December 31, 2024, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL was recorded at December 31, 2025 or December 31, 2024.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Residential real estate	$2,457,907	1,858,929
Commercial real estate	13,565,512	10,963,713
Other commercial	3,497,829	3,119,535
Home equity	977,206	930,994
Other consumer	429,342	388,678
Loans receivable	20,927,796	17,261,849
Allowance for credit losses	(255,319)	(206,041)
Loans receivable, net	$20,672,477	17,055,808
Net deferred origination (fees) costs included in loans receivable	$(32,715)	(29,187)
Net purchase accounting (discounts) premiums included in loans receivable	$(76,963)	(34,361)
Accrued interest receivable on loans	$94,251	73,935

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon the economic performance in the Company’s markets.

Excluding acquisitions, the Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during 2025 and 2024.

At December 31, 2025, the Company had loans of $12,149,092,000 pledged as collateral for FHLB advances and FRB discount window. The Company is subject to regulatory limits for the amount of loans to any individual borrower and the Company is in compliance with this regulation as of December 31, 2025 and 2024. No borrower had outstanding loans or commitments exceeding 10 percent of the Company’s consolidated stockholders’ equity as of December 31, 2025.

The Company has entered into transactions with its executive officers and directors and their affiliates. The aggregate amount of loans outstanding to such related parties at December 31, 2025 and 2024 was $117,632,000 and $110,150,000, respectively. During 2025, transactions included new loans to such related parties of $26,281,000, and repayments of $18,799,000. In management’s opinion, such loans were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transaction with other persons.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Year ended December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Acquisitions	154	6	16	15	—	117
Provision for credit losses	61,846	6,415	30,069	17,107	271	7,984
Charge-offs	(18,682)	(1)	(2,294)	(6,258)	(106)	(10,023)
Recoveries	5,960	274	467	2,690	78	2,451
Balance at end of period	$255,319	31,875	166,803	37,954	11,645	7,042

	Year ended December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$192,757	22,325	130,924	21,194	11,766	6,548
Acquisitions	3	—	3	—	—	—
Provision for credit losses	27,179	2,862	10,446	7,162	(369)	7,078
Charge-offs	(18,626)	(40)	(2,896)	(5,778)	(131)	(9,781)
Recoveries	4,728	34	68	1,822	136	2,668
Balance at end of period	$206,041	25,181	138,545	24,400	11,402	6,513

	Year ended December 31, 2023
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$182,283	19,683	125,816	21,454	10,759	4,571
Provision for credit losses	20,790	2,645	6,748	1,996	969	8,432
Charge-offs	(15,095)	(20)	(2,080)	(3,891)	(129)	(8,975)
Recoveries	4,779	17	440	1,635	167	2,520
Balance at end of period	$192,757	22,325	130,924	21,194	11,766	6,548

During the year ended December 31, 2025, the ACL increased primarily due to the $43,940,000 provision for credit losses recorded as a result of the BOID and Guaranty acquisitions. During the year ended December 31, 2024, the ACL increased primarily due to the 8,072,000 provision for credit losses recorded as a result of the Wheatland and RMB acquisitions. During the year ended December 31, 2023, the ACL increased primarily as a result of loan portfolio growth.

The sizeable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the year ended December 31, 2025, there have been no significant changes to the types of collateral securing collateral-dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$60,719	14,310	30,212	7,382	4,525	4,290
Accruing loans 60-89 days past due	18,107	6,505	4,366	4,980	991	1,265
Accruing loans 90 days or more past due	5,997	1,857	967	2,882	120	171
Non-accrual loans with no ACL	59,775	13,611	15,783	25,916	3,611	854
Non-accrual loans with ACL	2,712	581	—	1,974	—	157
Total past due and non-accrual loans	147,310	36,864	51,328	43,134	9,247	6,737
Current loans receivable	20,780,486	2,421,043	13,514,184	3,454,695	967,959	422,605
Total loans receivable	$20,927,796	2,457,907	13,565,512	3,497,829	977,206	429,342

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$25,347	5,195	8,852	6,261	1,965	3,074
Accruing loans 60-89 days past due	6,881	404	2,792	1,180	1,699	806
Accruing loans 90 days or more past due	6,177	1,509	2,899	985	646	138
Non-accrual loans with no ACL	20,060	6,850	8,012	1,691	2,826	681
Non-accrual loans with ACL	385	75	—	167	—	143
Total past due and non-accrual loans	58,850	14,033	22,555	10,284	7,136	4,842
Current loans receivable	17,202,999	1,844,896	10,941,158	3,109,251	923,858	383,836
Total loans receivable	$17,261,849	1,858,929	10,963,713	3,119,535	930,994	388,678

The Company had $1,424,000, $351,000, and $356,000 of interest reversed on non-accrual loans during the year ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2025, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$21,741	—	—	21,741	—	—
Residential real estate	20,196	13,638	1,749	1,236	3,512	61
Other real estate	23,227	—	22,328	476	41	382
Other	4,311	—	—	3,535	—	776
Total	$69,475	13,638	24,077	26,988	3,553	1,219

	December 31, 2024
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$11,483	—	—	11,480	—	3
Residential real estate	14,425	6,924	4,107	508	2,808	78
Other real estate	22,016	1	21,066	561	18	370
Other	1,055	—	—	383	—	672
Total	$48,979	6,925	25,173	12,932	2,826	1,123

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in the following tables and show the amortized cost basis at the end of the periods of the loans modified to borrowers experiencing financial difficulty by segment:

	At or for the Year ended December 31, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Residential real estate	$406	—%	$447	—%	$853
Commercial real estate	2,661	—%	649	—%	3,310
Other commercial	10,604	0.30%	50	—%	10,654
Total	$13,671		$1,146		$14,817

	At or for the Year ended December 31, 2024
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Total
Commercial real estate	$11,993	0.10%	$28,850	0.30%	$40,843
Other commercial	13,721	0.40%	468	—%	14,189
Total	$25,714		$29,318		$55,032

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

	At or for the Year ended December 31, 2025
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Residential real estate	0.15%	1.1 years	$—
Commercial real estate	2.53%	10 months	$—
Other commercial	1.47%	9 months	$—

	At or for the Year ended December 31, 2024
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Principal Forgiveness
Commercial real estate	1.91%	3 months	$—
Other commercial	0.10%	5 months	$—

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	December 31, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$853	—	—	—	853
Commercial real estate	3,310	3,221	—	—	89
Other commercial	10,654	9,346	1,031	—	277
Total	$14,817	12,567	1,031	—	1,219

	December 31, 2024
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$40,843	37,585	—	—	3,258
Other commercial	14,189	12,829	1,029	—	331
Total	$55,032	50,414	1,029	—	3,589

Loans that were modified in the twelve months that had a payment default during the period had an ending balances of $277,000 and $183,000 for periods ending December 31, 2025, and 2024, respectively, and were included in other commercial loans. There were $0 and $462,000 of additional unfunded commitments on MBFD’s outstanding at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had $2,935,000 and $207,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2025 and 2024, the Company had $155,000 and $0, respectively, of OREO secured by residential real estate properties.
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

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025	$—	2,114,996	2,109,129	4,397	1,470	—
2024	51	1,622,518	1,609,785	8,433	4,300	—
2023	—	1,349,042	1,318,470	22,639	7,933	—
2022	2,243	2,537,806	2,461,577	58,488	17,741	—
2021	—	2,087,103	1,987,311	35,463	64,329	—
Prior	—	3,399,784	3,283,767	46,443	69,574	—
Revolving loans	—	454,263	440,697	11,055	2,511	—
Total	$2,294	13,565,512	13,210,736	186,918	167,858	—
Other commercial loans
Term loans by origination year
2025	$3,569	512,778	503,334	6,920	2,304	220
2024	306	333,688	329,068	1,554	3,066	—
2023	913	233,025	223,699	4,153	4,797	376
2022	86	477,443	466,556	2,366	8,519	2
2021	1,069	402,519	392,403	3,337	6,774	5
Prior	315	595,651	574,367	9,913	11,343	28
Revolving loans	—	942,725	889,147	29,827	23,741	10
Total	$6,258	3,497,829	3,378,574	58,070	60,544	641

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2024	$—	1,321,385	1,287,352	5,674	28,359	—
2023	—	1,334,689	1,311,808	18,151	4,730	—
2022	1,437	2,367,874	2,307,217	26,662	33,995	—
2021	1,128	2,043,830	1,988,629	30,965	24,236	—
2020	5	1,043,858	1,036,774	—	7,084	—
Prior	326	2,515,573	2,446,084	25,922	43,567	—
Revolving loans	—	336,504	331,130	1,199	4,175	—
Total	$2,896	10,963,713	10,708,994	108,573	146,146	—
Other commercial loans
Term loans by origination year
2024	$4,260	407,909	402,180	3,687	1,641	401
2023	83	315,890	312,154	533	3,203	—
2022	373	496,999	492,111	463	4,423	2
2021	525	462,173	452,731	743	8,680	19
2020	291	203,771	199,643	44	4,083	1
Prior	246	495,291	468,850	—	26,441	—
Revolving loans	—	737,502	706,991	17,612	12,886	13
Total	$5,778	3,119,535	3,034,660	23,082	61,357	436

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025	$—	283,293	283,293	—	—
2024	1	283,422	278,922	2,232	2,268
2023	—	297,393	293,384	1,184	2,825
2022	—	727,941	718,191	6,831	2,919
2021	—	502,487	499,821	1,366	1,300
Prior	—	312,772	297,067	8,968	6,737
Revolving loans	—	50,599	50,365	234	—
Total	$1	2,457,907	2,421,043	20,815	16,049
Home equity loans
Term loans by origination year
2025	$—	474	474	—	—
2024	—	2,397	2,397	—	—
2023	—	1,457	1,033	400	24
2022	31	2,113	2,054	—	59
2021	65	3,792	3,792	—	—
Prior	10	3,381	3,321	19	41
Revolving loans	—	963,592	954,888	5,097	3,607
Total	$106	977,206	967,959	5,516	3,731
Other consumer loans
Term loans by origination year
2025	$8,238	143,910	140,869	3,025	16
2024	240	83,178	82,551	470	157
2023	413	68,406	67,016	1,027	363
2022	751	39,801	39,126	441	234
2021	146	25,329	25,018	166	145
Prior	235	29,233	28,982	67	184
Revolving loans	—	39,485	39,043	359	83
Total	$10,023	429,342	422,605	5,555	1,182

	December 31, 2024
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2024	$40	211,519	210,806	—	713
2023	—	267,000	264,817	1,407	776
2022	—	655,918	652,993	2,566	359
2021	—	455,196	452,628	959	1,609
2020	—	90,752	90,649	—	103
Prior	—	178,544	173,003	667	4,874
Total	$40	1,858,929	1,844,896	5,599	8,434
Home equity loans
Term loans by origination year
2024	$—	219	219	—	—
2023	17	1,072	1,045	—	27
2022	8	1,858	1,858	—	—
2021	—	780	780	—	—
2020	—	78	78	—	—
Prior	106	4,353	4,264	4	85
Revolving loans	—	922,634	915,614	3,660	3,360
Total	$131	930,994	923,858	3,664	3,472
Other consumer loans
Term loans by origination year
2024	$8,456	116,312	114,164	2,139	9
2023	431	89,684	89,218	262	204
2022	467	64,808	63,843	665	300
2021	238	36,755	36,233	261	261
2020	34	18,648	18,601	41	6
Prior	155	20,014	19,738	103	173
Revolving loans	—	42,457	42,039	409	9
Total	$9,781	388,678	383,836	3,880	962

Note 4. Premises and Equipment

Premises and equipment, net of accumulated depreciation, consist of the following:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Land	$100,599	84,402
Buildings and construction in progress	453,374	395,458
Furniture, fixtures and equipment	119,701	123,901
Leasehold improvements	20,631	15,950
Accumulated depreciation	(208,121)	(207,743)
Net premises and equipment	$486,184	$411,968

The Company capitalized interest related to assets of $0 and $618,000 for the years ended December 31, 2025 and December 31, 2024, respectively. The Company had $7,532,000, and $8,122,000 of premises held for sale at December 31, 2025 and December 31, 2024, respectively.

Note 5. Leases

The Company leases certain land, premises and equipment from third parties. The following table summarizes the Company’s leases:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets	$42,353		31,022
Accumulated depreciation	(15,332)		(11,056)
Net ROU assets	$27,021	48,553	19,966	36,286
Lease liabilities	$28,808	52,869	21,279	39,902
Weighted-average remaining lease term	9 years	13 years	11 years	15 years
Weighted-average discount rate	3.9%	3.9%	3.6%	3.7%

Maturities of lease liabilities consist of the following:

	December 31, 2025
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$5,597	7,848
Maturing one year through two years	5,598	7,692
Maturing two years through three years	5,608	6,464
Maturing three years through four years	5,616	5,562
Maturing four years through five years	1,701	4,927
Thereafter	10,010	36,945
Total lease payments	34,130	69,438
Present value of lease payments
Short-term	4,591	5,931
Long-term	24,217	46,938
Total present value of lease payments	28,808	52,869
Difference between lease payments and present value of lease payments	$5,322	16,569

The components of lease expense included in other expense on the consolidated statements of operations consist of the following:

	Year ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Finance lease cost
Amortization of ROU assets	4,539	4,364
Interest on lease liabilities	1,094	844
Operating lease cost	7,110	5,204
Short-term lease cost	599	481
Variable lease cost	2,394	1,706
Sublease income	(89)	(44)
Total lease expense	15,647	12,555

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31, 2025		December 31, 2024
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$1,094	5,756	844	3,418
Financing cash flows	4,050	N/A	3,852	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the year ended December 31, 2025 and 2024 was $1,849,000 and $1,592,000, respectively, and is recorded in other income within non-interest income.

Note 6. Other Intangible Assets and Goodwill

The following table sets forth information regarding the Company’s core deposit intangibles and other intangibles:

	At or for the Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Gross carrying value	$180,608	120,912	95,120
Accumulated amortization	(75,339)	(69,730)	(63,250)
Net carrying value	$105,269	51,182	31,870
Aggregate amortization expense	$15,887	12,757	9,731
Estimated amortization expense for the years ending December 31,
2026	$19,177
2027	17,593
2028	13,411
2029	11,319
2030	9,576

The following schedule discloses the changes in the carrying value of goodwill:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net carrying value at beginning of period	$1,051,318	985,393	985,393
Acquisitions and adjustments	326,965	65,925	—
Net carrying value at end of period	$1,378,283	1,051,318	985,393

The Company evaluates goodwill for possible impairment utilizing a control premium analysis. The analysis first calculates the market capitalization and then adjusts such value for a control premium range which results in an implied fair value. The control premium range is determined based on historical control premiums for acquisitions that are comparable to the Company and is obtained from an independent third party. The calculated implied fair value is then compared to the book value to determine whether a goodwill impairment will be recognized and the amount of the impairment. The Company performed its annual goodwill impairment test during the third quarter of 2025 and determined the fair value of the reporting unit exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred during the fourth quarter of 2025 that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at December 31, 2025. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future. Accumulated historical impairment charges were $40,159,000 as of December 31, 2025 and 2024, respectively.

Note 7. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that is included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Carrying value at beginning of period	$11,958	12,534	13,488
Additions	1,268	811	434
Amortization	(1,447)	(1,387)	(1,388)
Carrying value at end of period	$11,779	11,958	12,534
Principal balances of loans serviced for others	$1,470,673	1,507,439	1,570,834
Fair value of servicing rights	$16,489	17,902	18,000

Note 8. Variable Interest Entities

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

(Dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Loans receivable	$95,701	123,064
Other assets	91,461	79,858
Total assets	$187,162	202,922
Liabilities
Other borrowed funds	$51,474	62,062
Accrued interest payable	418	270
Other liabilities	31,852	27,577
Total liabilities	$83,744	89,909

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $216,650,000 and $203,124,000 as of December 31, 2025 and 2024, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2025, 2024 and 2023. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2025 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2026	$53,488
2027	22,204
2028	1,288
2029	652
2030	559
Thereafter	2,118
Total	$80,309

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

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Amortization expense	$24,038	19,076	15,178
Tax credits and other tax benefits recognized	30,851	25,405	19,908

The Company also owns trust subsidiaries, each of which issued trust preferred securities as capital instruments. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s statements of financial condition. For additional information on the Company’s investments in trust subsidiaries, see Note 11.
Note 9. Deposits

Time deposits that meet or exceed the FDIC limit of $250,000 at December 31, 2025 and 2024 were $1,615,554,000 and $1,266,371,000, respectively.

The scheduled maturities of time deposits are as follows and includes $0 of wholesale deposits as of December 31, 2025:

(Dollars in thousands)	Amount
Years ending December 31,
2026	$3,720,798
2027	110,488
2028	31,641
2029	15,129
2030	50,144
Thereafter	350
$3,928,550

The Company reclassified $11,393,000 and $11,694,000 of overdraft demand deposits to loans as of December 31, 2025 and 2024, respectively. The Company has entered into deposit transactions with its executive officers, directors and their affiliates. The aggregate amount of deposits with such related parties at December 31, 2025 and 2024 was $35,948,000 and $30,403,000, respectively.

Note 10. Borrowings

The Company’s securities sold under agreements to repurchase totaled $2,084,113,000 and $1,777,475,000 at December 31, 2025 and 2024, respectively, and are secured by debt securities with carrying values of $2,432,683,000 and $2,184,627,000, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate. The following tables summarize the carrying value of the Company’s repurchase agreements by remaining contractual maturity and category of collateral:

	December 31, 2025	December 31, 2024
	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
U.S. government and federal agency	$308,437	—
Residential mortgage-backed securities	1,775,676	1,777,475
Total	$2,084,113	1,777,475

FHLB advances are collateralized by specifically pledged loans and debt securities, FHLB stock owned by the Company, and a blanket assignment of the unpledged qualifying loans and investments. The scheduled maturities of FHLB advances consist of the following:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Weighted Rate	Amount	Weighted Rate
Maturing within one year	$440,000	4.61%	$1,360,000	4.79%
Maturing one year through two years	—	—%	440,000	4.61%
Maturing two years through three years	—	—%	—	—%
Maturing three years through four years	—	—%	—	—%
Maturing four years through five years	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	$440,000	4.61%	$1,800,000	4.75%

The Company’s other borrowed funds consisted of finance lease liabilities and other debt obligations through consolidation of certain VIEs. At December 31, 2025, the Company had $530,000,000 in unsecured lines of credit which are typically renewed on an annual basis with various correspondent entities.

The Company has entered into borrowing transactions with its related parties in connection with the certain variable interest entities. The aggregate amount of borrowings with such related parties was $10,251,000 at December 31, 2025 and 2024, respectively.

Note 11. Subordinated Debentures
The Company’s subordinated debentures are reflected in the table below. The amounts include fair value adjustments from acquisitions.

	December 31, 2025		Rate Structure	Maturity Date
(Dollars in thousands)	Balance	Rate
Subordinated debentures owed to trust subsidiaries
First Company Statutory Trust 2001	$3,773	7.402%	3 month CME Term SOFR plus 3.30%	07/31/2031
First Company Statutory Trust 2003	2,767	7.200%	3 month CME Term SOFR plus 3.25%	03/26/2033
FNB (UT) Statutory Trust I	4,124	7.050%	3 month CME Term SOFR plus 3.10%	06/26/2033
Glacier Capital Trust II	46,393	6.916%	3 month CME Term SOFR plus 2.75%	04/07/2034
Citizens (ID) Statutory Trust I	5,155	6.616%	3 month CME Term SOFR plus 2.65%	06/17/2034
Glacier Capital Trust III	36,083	5.456%	3 month CME Term SOFR plus 1.29%	04/07/2036
Glacier Capital Trust IV	30,928	5.555%	3 month CME Term SOFR plus 1.57%	09/15/2036
Guaranty (TX) Capital Trust III	1,763	5.917%	3 month CME Term SOFR plus 1.67%	10/01/2036
FNB (UT) Statutory Trust II	1,861	5.705%	3 month CME Term SOFR plus 1.72%	12/15/2036
Bank of the San Juans Bancorporation Trust I	2,183	5.874%	3 month CME Term SOFR plus 1.82%	03/01/2037
DCB Financial Trust I	4,425	5.785%	3 month CME Term SOFR plus 1.80%	06/15/2037
Total subordinated debentures owed to trust subsidiaries	$139,455
Subordinated debentures
Bank of Idaho Holding Co 2021	$14,365	3.375%	Fixed	09/30/2031
Stifel Nicolaus & Co 2022	33,672	3.625%	Fixed	04/01/2032
Total subordinated debentures	$187,492

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

The trust preferred securities are subject to mandatory redemption upon repayment of the subordinated debentures at their stated maturity date or the earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Interest distributions are typically payable quarterly, with one exception. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to prior approval by the FRB, the trust preferred securities may be redeemed at par prior to maturity at the Company’s option on or after the redemption date. All of the Company’s trust preferred securities have reached the redemption date and could be redeemed at the Company’s option. The trust preferred securities may also be redeemed at any time in whole (but not in part) for the Trusts in the event of unfavorable changes in laws or regulations that result in 1) subsidiary trusts becoming subject to federal income tax on income received on the subordinated debentures; 2) interest payable by the Company on the subordinated debentures becoming non-deductible for federal tax purposes; 3) the requirement for the trusts to register under the Investment Company Act of 1940, as amended; or 4) loss of the ability to treat the trust preferred securities as Tier 1 capital under the FRB capital adequacy guidelines. As a result of the Company exceeding $15 billion in assets and in compliance with the Dodd-Frank Act, the trust preferred securities are excluded from Tier 1 capital.

For additional information on regulatory capital, see Note 13.

Note 12. Derivatives and Hedging Activities
The following table presents the derivatives that are recorded at fair value in other assets or other liabilities.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Average Maturity	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
Fair value hedge designation
Interest rate swap agreements	0.29 years	$1,395,500	244	1,630,500	9,287
Interest rate cap agreements	4.62 years	100,000	2,128	—	—

Cash flow hedge designation
Interest rate cap agreements	—	—	—	86,500	720

Non-designated derivatives
Interest rate lock commitments		44,089	700	22,977	410
TBA commitments		55,250	(241)	29,000	169

The Company has established objectives and strategies that include ongoing monitoring and management of interest rate risk. The Company monitors interest rate risk through simulation modeling to quantify the estimated exposure to net interest income to sustained interest rate changes. The goal of the asset/liability management is to maintain profitability within established risk parameters. In the ordinary course of business, the Company enters into interest rate lock commitments with customers which exposes the Company to interest rate risk. To mitigate such risk the Company enters into TBA commitments to reduce the price fluctuations of the interest rate lock commitments. As part of the overall asset/liability strategy, the Company enters into certain fair value hedge and cash flow hedge agreements to manage a portion of the interest rate risk. The following provides additional information related to the Company’s hedging transactions. The fair value hedges and cash flow hedges were highly effective when initiated and on an on-going basis.

Cash Flow Hedges
Interest Rate Cap Agreements.
The Company had interest rate cap agreements designated as cash flow hedges on its variable rate subordinated debt, all of which matured prior to March 31, 2025. The interest rate caps required receipt of variable rate amounts from the counterparty when the interest rate rose above the strike price in the agreement.

The effect of cash flow hedge accounting on OCI for the years ended were as follows:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Amount of (loss) gain recognized in OCI	$(657)	777	2,006
Amount of gain reclassified from OCI to interest expense	63	4,879	4,605

Fair Value Hedges
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements that are designated as fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involve the receipt of variable rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract, without the exchange of the underlying notional value.

During 2024, the Company terminated several interest rate swap agreements for $19,825,000. This basis adjustment to the carrying cost of the closed pool will be amortized over the remaining life of the securities in the closed pool.

Interest Rate Cap Agreements
During 2025, the Company entered into forward start interest rate cap agreements that are designated as fair value hedges for specific fixed rate AFS debt securities. The forward start interest rate cap agreements will become effective in the second quarter of 2026. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate cap are expected to offset a portion of the changes in the fair value of the hedged item when the variable rate is above the strike price. These derivative contracts involve the receipt of variable rate interest from a counterparty if the variable rate of the benchmark rate (SOFR) exceeds the strike price after the forward start date. The weighted-average strike rate for the interest rate caps was 3.26% at December 31, 2025.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Investment securities available-for-sale - swap	$2,692,319	3,242,878	(244)	(9,287)
Investment securities available-for-sale - cap	99,528	—	(315)	—

The effects of the fair value hedge relationships on the income statement during the years ended were as follows:

		Years ended
(Dollars in thousands)	Location of Gain (Loss)	December 31, 2025	December 31, 2024	December 31, 2023
Interest rate swap	Interest income on investment securities	$1,002	20,743	(16,447)
Interest rate caps	Interest income on investment securities	(36)	—	—
Available-for-sale debt securities	Interest income on investment securities	9,043	(7,451)	17,988

The effect of fair value hedge accounting on OCI for the interest rate cap agreements for the years ended were as follows:

Years ended
(Dollars in thousands)	December 31, 2025
Amount of (loss) gain recognized in OCI	$(27)

Note 13. Regulatory Capital

The Federal Reserve adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The guidelines require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. The Company has elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1 capital. As of December 31, 2025, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, the Bank must maintain minimum total capital, Tier 1 capital, Common Tier 1 capital and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2025 that management believes have changed the Company’s or Bank’s risk-based capital category.

Current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. In certain circumstances, Montana law also places limits or restrictions on a bank’s ability to declare and pay dividends.

The following tables illustrate the FRB’s adequacy guidelines and the Company’s and the Bank’s compliance with those guidelines:

	December 31, 2025
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$3,401,511	14.76%	$1,843,428	8.00%	N/A	N/A
Glacier Bank	3,201,454	13.91%	1,841,635	8.00%	$2,302,044	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,929,300	12.71%	1,382,571	6.00%	N/A	N/A
Glacier Bank	2,916,743	12.67%	1,381,226	6.00%	1,841,635	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,929,300	12.71%	1,036,928	4.50%	N/A	N/A
Glacier Bank	2,916,743	12.67%	1,035,920	4.50%	1,496,329	6.50%
Tier 1 capital (to average assets)
Consolidated	2,929,300	9.36%	1,251,361	4.00%	N/A	N/A
Glacier Bank	2,916,743	9.33%	1,250,510	4.00%	1,563,137	5.00%

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$2,805,336	14.49%	$1,548,647	8.00%	N/A	N/A
Glacier Bank	2,629,308	13.59%	1,547,240	8.00%	$1,934,050	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	2,456,084	12.69%	1,161,486	6.00%	N/A	N/A
Glacier Bank	2,410,556	12.46%	1,160,430	6.00%	1,547,240	8.00%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	2,456,084	12.69%	871,114	4.50%	N/A	N/A
Glacier Bank	2,410,556	12.46%	870,323	4.50%	1,257,133	6.50%
Tier 1 capital (to average assets)
Consolidated	2,456,084	8.93%	1,099,921	4.00%	N/A	N/A
Glacier Bank	2,410,556	8.77%	1,099,231	4.00%	1,374,039	5.00%
______________________________
N/A - Not applicable

Note 14. Stock-based Compensation Plan

The Company has two stock-based compensation plans in effect at December 31, 2025. The 2015 Stock Incentive Plan expired in April 2025, but still has non-vested restricted stock awards at December 31, 2025. The 2025 Stock Incentive Plan provides incentives and awards to select employees and directors of the Company and permits the granting of stock options, share appreciation rights, restricted shares, restricted stock units, unrestricted shares and performance awards. At December 31, 2025, the number of shares available to award to employees and directors under the 2025 Stock Incentive Plan was 1,576,952. Only restricted stock units were issued for the years ended December 31, 2025, 2024 and 2023.

Restricted Stock Units
The Company has awarded restricted stock units to select employees and directors under the 2015 Stock Incentive Plan and 2025 Stock Incentive Plan. Common stock is issued as vesting restrictions lapse, and the restricted stock unit is settled, which may be immediately or according to the terms of a vesting schedule. The vesting is generally zero to three years. Restricted stock units may not be sold, pledged or otherwise transferred until restrictions have lapsed. The recipient does not have the right to vote or to receive dividends until the restricted stock unit has vested and settled, at which time shares are issued with voting rights and dividends accumulated since the date of grant are paid out. The fair value of the restricted stock unit is the closing price of the Company’s common stock on the award date.

Compensation expense related to restricted stock units for the years ended December 31, 2025, 2024 and 2023 was $8,076,000, $7,919,000 and $7,895,000, respectively, and the recognized income tax benefit related to this expense was $2,002,000, $1,973,000 and $1,976,000, respectively. As of December 31, 2025, total unrecognized compensation expense of $8,262,000 related to restricted stock units is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $8,351,000, $7,989,000 and $7,410,000, respectively, and the income tax benefit related to these awards was $2,207,000, $1,602,000 and $1,691,000, respectively. Upon vesting of restricted stock units, the shares are issued from the Company’s authorized stock balance.

The following table summarizes the restricted stock unit activity for the year ended December 31, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	289,508	$43.70
Granted	184,916	49.16
Vested	(167,849)	46.35
Forfeited	(9,156)	44.41
Non-vested at December 31, 2025	297,419	45.70

The average remaining contractual term on non-vested restricted stock units at December 31, 2025 is 0.9 years. The aggregate intrinsic value of the non-vested restricted stock units at December 31, 2025 was $13,101,000.

Stock Options
During 2025, in connection with the Guaranty acquisition, the Company assumed stock options originally issued under Guaranty’s 2015 Equity Incentive Plan. All shares subject to stock options and per share exercise prices were adjusted as of the acquisition date. Upon exercise of the stock options, the shares are issued from the Company's authorized and unissued common stock. Prior to the Guaranty stock options being assumed, there were 2,365 stock options outstanding from the Company’s 2019 acquisition of Heritage Bank. There were no stock options granted during 2025, 2024, or 2023.

There was no compensation expense related to stock options for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, there was total unrecognized compensation expense of zero related to stock options.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $607,000, $65,000, and $24,000, respectively, and the income tax benefit related to these exercises was $9,000 for the year ended December 31, 2025 and zero for both 2024 and 2023. Total cash received from options exercised during the years ended December 31, 2025 and 2024 was $1,059,000 and $113,000, respectively.

Changes in shares granted for stock options for the year ended December 31, 2025 are summarized as follows:

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2024	2,365	$21.35
Acquisitions	321,027	39.52
Exercised	(37,934)	27.90
Outstanding at December 31, 2025	285,458	29.05
Exercisable at December 31, 2025	285,458	29.05

The average remaining contractual term on outstanding stock options at December 31, 2025 was 5.5 years. The aggregate intrinsic value of the outstanding stock options at December 31, 2025 was $4,281,000.

Note 15. Employee Benefit Plans

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

The profit sharing plan contributions consists of a 3 percent non-elective safe harbor contribution fully funded by the Company and an employer discretionary contribution. The employer discretionary contribution depends on the Company’s profitability. The total profit sharing plan expense for the years ended December 31, 2025, 2024, and 2023 was $14,543,000, $10,644,000 and $13,409,000, respectively.

The 401(k) plan allows eligible employees under the age of 50 to contribute up to 80 percent, and those 50 and older to contribute up to 100 percent of their eligible annual compensation up to the limit set annually by the Internal Revenue Service (“IRS”). The Company matches an amount equal to 50 percent of the first 6 percent of an employee’s contribution. The Company’s contribution to the 401(k) plan for the years ended December 31, 2025, 2024 and 2023 was $7,769,000, $6,794,000, and $6,074,000, respectively.

Deferred Compensation Plans
The Company has non-funded deferred compensation plans for directors, eligible employees and certain non-employee service providers. The plans provide for participants’ elective deferral of cash payments of up to 50 percent of a participants’ salary and 100 percent of bonuses and directors fees. As of December 31, 2025 and 2024, the liability related to the plans was $11,923,000 and $11,926,000, respectively, and was included in other liabilities. The total amount deferred for the plans was $1,793,000, $1,807,000, and $1,860,000, for the years ending December 31, 2025, 2024, and 2023, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2025, 2024, and 2023 for the plans was $382,000, $346,000 and $374,000, respectively.

In connection with several acquisitions, the Company assumed the obligations of deferred compensation plans for certain key employees. As of December 31, 2025 and 2024, the liability related to the acquired plans was $25,183,000 and $18,837,000, respectively, and was included in other liabilities. Total expense for the years ended December 31, 2025, 2024, and 2023 for the acquired plans was $1,342,000, $1,069,000 and $1,062,000, respectively.

Supplemental Executive Retirement Plan
The Company has a SERP which is intended to supplement payments due to participants upon retirement under the Company’s other qualified plans. The Company credits the participant’s account on an annual basis for an amount equal to employer contributions that would have otherwise been allocated to the participant’s account under the tax-qualified plans were it not for limitations imposed by the IRS or the participation in the non-funded deferred compensation plan. Eligible employees include participants of the non-funded deferred compensation plan and employees whose benefits were limited as a result of IRS regulations. As of December 31, 2025 and 2024, the liability related to the SERP was $5,708,000 and $5,615,000, respectively, and was included in other liabilities. The Company’s required contribution to the SERP for the years ended December 31, 2025, 2024 and 2023 was $456,000, $263,000, and $643,000, respectively. The participant receives an earnings credit at a rate equal to 50 percent of the Company’s return on average equity. Total expense for the years ended December 31, 2025, 2024, and 2023 for the SERP was $175,000, $165,000, and $267,000, respectively.

Note 16. Other Expenses

Other expenses consists of the following:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Consulting and outside services	$21,083	22,890	16,947
Debit card expenses	16,805	14,642	12,189
Mergers and acquisition expenses	16,595	9,916	1,300
Loan expenses	9,145	8,409	8,135
Employee expenses	7,813	6,391	6,227
Business development	6,245	5,805	5,630
Variable interest entities amortization and other expenses	6,086	7,381	7,333
Telephone	6,032	5,988	6,109
Postage	5,357	4,939	4,300
Checking and operating expenses	4,132	5,044	2,781
Printing and supplies	3,415	3,334	3,130
Accounting and audit fees	2,235	2,082	1,956
Legal fees	2,133	1,845	1,490
Loss (gain) on dispositions of premises and equipment	224	(5,100)	160
Other	13,200	10,754	9,301
Total other expenses	$120,500	104,320	86,988

Note 17. Federal and State Income Taxes

The following table is a summary of consolidated income tax expense:

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current
Federal	$41,456	23,695	27,626
State	13,830	9,857	16,548
Total current income tax expense	55,286	33,552	44,174
Deferred [1]
Federal	(3,493)	2,010	404
State	(573)	598	103
Total deferred income tax (benefit) expense	(4,066)	2,608	507
Total income tax expense	$51,220	36,160	44,681
______________________________
1 Includes tax benefit of operating loss carryforwards of $359,000, $307,000, and $313,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Combined federal and state income tax expense differs from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
(Dollars in thousands)	December 31, 2025
Federal statutory rate	$60,952	21.0%
State taxes, net of federal income tax benefit [1]	10,473	3.6%
Tax credits
Low-income tax credits (net)	(6,646)	(2.3)%
New market tax credits	(5,797)	(2.0%)
Other tax credits	(602)	(0.2%)
Non-deductible and non-taxable items:
Tax-exempt interest income	(11,442)	(3.9%)
Other, net	4,282	1.4%
Effective income tax	$51,220	17.6%
______________________________
1 State taxes in Montana made up the majority (greater than 50 percent) of the tax effect in this category.

Prior to the adoption of the guidance in ASU 2023-09, the combined federal and state income tax expense differed from that computed at the federal statutory corporate income tax rate as follows:

	Years ended
	December 31, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal income tax benefit	3.6%	4.9%
Tax-exempt interest income	(4.5%)	(4.3%)
Tax credits	(5.5%)	(5.6%)
Other, net	1.4%	0.7%
Effective income tax rate	16.0%	16.7%

During the periods presented, the Company paid income taxes (net of refunds) to the following jurisdictions:

Years ended
(Dollars in thousands)	December 31, 2025
Federal	$18,036
Montana	7,748
Idaho	2,060
Utah	1,960
All other states	2,356
Total taxes paid	$32,160

The Company paid $15,604,000 and $27,932,000 for income taxes (net of refunds) for the years ended December 31, 2024, and 2023, respectively.

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Allowance for credit losses	$70,730	56,430
Available-for-sale debt securities	56,070	102,448
Acquisition fair market value adjustments	21,927	5,471
Employee benefits	15,470	12,234
Operating lease liabilities	13,107	9,943
Deferred compensation	10,668	9,144
Net operating loss carryforwards	493	567
Derivatives	165	2,356
Transferred debt securities	—	395
Other	3,260	3,951
Total gross deferred tax assets	191,890	202,939
Deferred tax liabilities
Depreciation of premises and equipment	(26,752)	(21,321)
Intangibles	(21,145)	(7,854)
Operating lease ROU assets	(15,625)	(9,042)
Deferred loan costs	(10,520)	(10,043)
Prepaid assets	(4,439)	(3,146)
Mortgage servicing rights	(2,920)	(2,980)
Transferred debt securities	(997)	—
Derivatives	(156)	(2,356)
Other	(7,999)	(7,242)
Total gross deferred tax liabilities	(90,553)	(63,984)
Net deferred tax asset	$101,337	138,955

The Company has federal net operating loss carryforwards of $1,354,000 expiring between 2025 and 2036. The Company has Colorado net operating loss carryforwards of $5,994,000 expiring between 2026 and 2037. The net operating loss carryforwards originated from acquisitions.

The Company and the Bank file consolidated income tax returns for the federal jurisdiction and several states that require consolidated income tax returns. Wyoming, Washington, Nevada and Texas do not impose a corporate income tax. All required income tax returns have been timely filed. The following schedule summarizes the years that remain subject to examination as of December 31, 2025:

Years ended December 31,
Federal	2011, 2012, 2013, 2016, 2022, 2023, and 2024
Colorado	2009, 2010, 2011, 2012, 2021, 2022, 2023, and 2024
Arizona, California, Kentucky, Michigan, Minnesota, New Jersey, Texas, & Wisconsin	2021, 2022, 2023, and 2024
Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Montana, New Hampshire, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, & Virginia	2022, 2023, and 2024

The Company had no unrecognized income tax benefits as of December 31, 2025 and 2024. The Company recognizes interest related to unrecognized income tax benefits in interest expense and penalties are recognized in other expense. Interest expense and penalties recognized with respect to income tax liabilities for the years ended December 31, 2025, 2024, and 2023 was not significant. The Company had no accrued liabilities for the payment of interest or penalties at December 31, 2025 and 2024.

The Company has assessed the need for a valuation allowance and determined that a valuation allowance was not necessary at December 31, 2025 and 2024. The Company believes that it is more-likely-than-not that the Company’s deferred tax assets will be realizable by offsetting future taxable income from reversing taxable temporary differences and anticipated future taxable income (exclusive of reversing temporary differences). In its assessment, the Company considered its strong earnings history, no history of income tax credit carryforwards expiring unused, and no expected future net operating losses (for tax purposes).

Note 18. Accumulated Other Comprehensive (Loss) Income

The following table illustrates the activity within accumulated other comprehensive (loss) income by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	(Losses) Gains on Derivatives Used for Fair Value Hedges	Total
Balance at January 1, 2023	$(474,338)	5,546	—	(468,792)
Other comprehensive (loss) income before reclassifications	92,391	1,521	—	93,912
Reclassification adjustments for losses and transfers included in net income	24	(3,452)	—	(3,428)
Reclassification adjustments for amortization included in net income for transferred securities	4,195	—	—	4,195
Net current period other comprehensive income (loss)	96,610	(1,931)	—	94,679
Balance at December 31, 2023	$(377,728)	3,615	—	(374,113)
Other comprehensive income before reclassifications	64,386	588	—	64,974
Reclassification adjustments for losses and transfers included in net income	(42)	(3,663)	—	(3,705)
Reclassification adjustments for amortization included in net income for transferred securities	3,548	—	—	3,548
Net current period other comprehensive income (loss)	67,892	(3,075)	—	64,817
Balance at December 31, 2024	$(309,836)	540	—	(309,296)
Other comprehensive income (loss) before reclassifications	138,550	(493)	(27)	138,030
Reclassification adjustments for losses and transfers included in net income	—	(47)	—	(47)
Reclassifications adjustments for amortization included in net income for transferred securities	4,203	—	—	4,203
Net current period other comprehensive income (loss)	142,753	(540)	(27)	142,186
Balance at December 31, 2025	$(167,083)	—	(27)	(167,110)

Note 19. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Years ended
(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Net income available to common stockholders, basic and diluted	$239,028	190,144	222,927
Average outstanding shares - basic	119,753,227	113,170,157	110,864,501
Add: dilutive restricted stock units and stock options	181,829	73,270	25,946
Average outstanding shares - diluted	119,935,056	113,243,427	110,890,447
Basic earnings per share	$2.00	1.68	2.01
Diluted earnings per share	$1.99	1.68	2.01
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	3,666	461	223,626
______________________________
1 Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

Note 20. Parent Holding Company Information (Condensed)

The following condensed financial information was the unconsolidated information for the parent holding company:

Condensed Statements of Financial Condition

(Dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Cash on hand and in banks	$3,706	11,099
Interest bearing cash deposits	186,759	162,208
Cash and cash equivalents	190,465	173,307
Other assets	22,404	16,871
Investment in subsidiaries	4,199,764	3,177,785
Total assets	$4,412,633	3,367,963
Liabilities and Stockholders’ Equity
Dividends payable	$596	613
Subordinated debentures	187,492	133,105
Other liabilities	10,724	10,391
Total liabilities	198,812	144,109
Common stock	1,300	1,134
Paid-in capital	3,220,064	2,448,758
Retained earnings	1,159,567	1,083,258
Accumulated other comprehensive loss	(167,110)	(309,296)
Total stockholders’ equity	4,213,821	3,223,854
Total liabilities and stockholders’ equity	$4,412,633	3,367,963

Condensed Statements of Operations and Comprehensive Income

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Income
Dividends from subsidiaries	$205,000	235,000	175,000
Intercompany charges for services	3,469	3,251	2,271
Other income	3,847	3,032	1,444
Total income	212,316	241,283	178,715
Expenses
Compensation and employee benefits	9,264	8,142	6,552
Other operating expenses	24,383	13,536	11,167
Total expenses	33,647	21,678	17,719
Income before income tax benefit and equity in undistributed net income of subsidiaries	178,669	219,605	160,996
Income tax benefit	3,941	3,177	3,096
Income before equity in undistributed net income of subsidiaries	182,610	222,782	164,092
Equity in undistributed (distributed) net income of subsidiaries	56,418	(32,638)	58,835
Net Income	$239,028	190,144	222,927
Comprehensive Income	$381,214	254,961	317,606

Condensed Statements of Cash Flows

	Years ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating Activities
Net income	$239,028	190,144	222,927
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary income (in excess of) less than dividends distributed	(56,418)	32,638	(58,835)
Stock-based compensation, net of tax benefits	2,149	1,762	1,742
Net change in other assets and other liabilities	124	200	7,788
Net cash provided by operating activities	184,883	224,744	173,622
Investing Activities
Net additions of premises and equipment	(120)	(5)	(3)
Proceeds from sale of marketable equity securities	183	107	—
Equity contributed to subsidiaries	6,516	(698)	—
Net cash provided by (used in) investing activities	6,579	(596)	(3)
Financing Activities
Net decrease in other borrowed funds	(10,000)	—	—
Cash dividends paid	(162,736)	(150,034)	(146,690)
Tax withholding payments for stock-based compensation	(2,627)	(1,738)	(1,870)
Proceeds from stock option exercises	1,059	113	75
Net cash (used in) financing activities	(174,304)	(151,659)	(148,485)
Net increase in cash, cash equivalents	17,158	72,489	25,134
Cash, cash equivalents at beginning of period	173,307	100,818	75,684
Cash, cash equivalents at end of period	$190,465	173,307	100,818

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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the years ended December 31, 2025, 2024, and 2023.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2025.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net gains of $450,000, net gains of $551,000 and net gains of $264,000 for the years ended December 31, 2025, 2024 and 2023, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Interest rate cap derivative financial instruments. Fair value estimates for interest rate cap derivative financial instruments were based upon the discounted cash flows of known payments plus the option value of each cap which incorporates market rate forecasts and implied market volatilities. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy. The Company also obtained and compared the reasonableness of the pricing from independent third party valuations.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$255,930	—	255,930	—
U.S. government sponsored enterprises	312,488	—	312,488	—
State and local governments	164,084	—	164,084	—
Corporate bonds	33,949	—	33,949	—
Residential mortgage-backed securities	2,215,119	—	2,215,119	—
Commercial mortgage-backed securities	1,025,942	—	1,025,942	—
Loans held for sale, at fair value	39,186	—	39,186	—
Interest rate caps	2,128	—	2,128	—
Interest rate swap	244	—	244	—
Interest rate locks	700	—	700	—
Total assets measured at fair value on a recurring basis	$4,049,770	—	4,049,770	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$468,433	—	468,433	—
U.S. government sponsored enterprises	310,154	—	310,154	—
State and local governments	68,680	—	68,680	—
Corporate bonds	14,503	—	14,503	—
Residential mortgage-backed securities	2,355,516	—	2,355,516	—
Commercial mortgage-backed securities	1,027,919	—	1,027,919	—
Loans held for sale, at fair value	33,060	—	33,060	—
Interest rate caps	720	—	720	—
Interest rate swap	9,287	—	9,287	—
Interest rate locks	410	—	410	—
Total assets measured at fair value on a recurring basis	$4,288,682	—	4,288,682	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2025.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,887	—	—	1,887
Total assets measured at fair value on a non-recurring basis	$1,887	—	—	1,887

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$2,052	—	—	2,052
Total assets measured at fair value on a non-recurring basis	$2,052	—	—	2,052

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,381	Cost approach	Selling costs	10.0% - 20.0% (10.3%)
	506	Sales comparison approach	Selling costs	10.0% - 20.0% (10.1%)
$1,887

	Fair Value	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted- Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,605	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	192	Sales comparison approach	Selling costs	10.0% - 20.0% (15.9%)
	255	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
$2,052
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded from the table. There have been no significant changes in the valuation techniques during the period ended December 31, 2025.

Cash and cash equivalents: fair value is estimated at book value.

Debt securities, held-to-maturity: fair value for HTM debt securities is estimated in the same manner as AFS debt securities, which is described above.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,235,261	1,235,261	—	—
Debt securities, held-to-maturity	3,110,216	—	2,880,116	—
Loans receivable, net of ACL	20,672,477	—	—	20,779,943
Total financial assets	$25,017,954	1,235,261	2,880,116	20,779,943
Financial liabilities
Term deposits	$3,928,550	—	3,967,087	—
FHLB advances	440,000	—	440,175	—
Repurchase agreements and other borrowed funds	2,135,586	—	2,135,586	—
Subordinated debentures	187,492	—	175,069	—
Total financial liabilities	$6,691,628	—	6,717,917	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$848,408	848,408	—	—
Debt securities, held-to-maturity	3,294,847	—	2,968,570	—
Loans receivable, net of ACL	17,055,808	—	—	17,017,298
Total financial assets	$21,199,063	848,408	2,968,570	17,017,298
Financial liabilities
Term deposits	$3,139,821	—	3,176,722	—
FHLB advances	1,800,000	—	1,797,310	—
Repurchase agreements and other borrowed funds	1,839,537	—	1,839,537	—
Subordinated debentures	133,105	—	122,785	—
Total financial liabilities	$6,912,463	—	6,936,354	—

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

The Company had the following outstanding commitments:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Unused lines of credit	$5,077,570	4,190,238
Letters of credit	107,054	97,830
Total outstanding commitments	$5,184,624	4,288,068

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material affect on the Company’s consolidated financial position, results of operations or liquidity.

Note 23. Mergers & Acquisitions

The Company has completed the following acquisitions determined to be business combinations during the last two years:

•Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A.
•Bank of Idaho Holding Co. and its wholly-owned subsidiary, Bank of Idaho
•Community Financial Group, Inc. and its wholly-owned subsidiary, Wheatland Bank
•Rocky Mountain Bank branches from HTLF Bank

The assets and liabilities of Guaranty, BOID, Wheatland and RMB were recorded on the Company’s consolidated statements of financial condition at their estimated fair values as of the respective acquisition dates and the results of operations have been included in the Company’s consolidated statements of operations since those dates. In many cases, the determination of these fair values require management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change, and actual results could differ materially.

The following table discloses the fair value estimates, preliminary for current year acquisitions, of the consideration transferred, the total identifiable net assets acquired and the resulting goodwill arising from the acquisitions.

(Dollars in thousands)	Guaranty October 1, 2025	BOID April 30, 2025	RMB Branches July 19, 2024	Wheatland January 31, 2024
Fair value of consideration transferred
Fair value of Company shares issued	$559,977	204,986	—	92,385
Cash consideration or deposit premium paid	1	2	25,238	771
Total fair value of consideration transferred	559,978	204,988	25,238	93,156
Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Cash and cash equivalents	178,885	26,127	102,019	31,674
Debt securities	607,276	139,974	—	187,183
Loans receivable, net of ACL	2,102,258	1,075,197	271,569	452,737
Core deposit intangible [1]	47,813	19,758	11,808	16,936
Accrued income and other assets	162,184	34,284	15,114	51,029
Total identifiable assets acquired	3,098,416	1,295,340	400,510	739,559
Liabilities assumed
Deposits	2,706,741	1,078,377	396,690	616,955
Borrowings	60,466	71,932	4,305	58,500
Accrued expenses and other liabilities	29,451	8,788	2,057	9,094
Total liabilities assumed	2,796,658	1,159,097	403,052	684,549
Total identifiable net assets (liabilities)	301,758	136,243	(2,542)	55,010
Goodwill recognized	$258,220	68,745	27,780	38,146
______________________________
1 The core deposit intangible for each of the acquisitions were determined to have an estimated life of 10 years.

2025 Acquisitions
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

On October 1, 2025, the Company acquired 100 percent of the outstanding common stock of Guaranty Bancshares, Inc. and its wholly-owned subsidiary, Guaranty Bank & Trust, N.A. (collectively “Guaranty”), a community bank based in Mount Pleasant, Texas. The acquisition established the Company’s presence in the state of Texas and sets the stage for future growth. The former branches of Guaranty will operate as a new division of the Bank under the Name “Guaranty Bank & Trust, division of Glacier Bank.” The preliminary value for the Guaranty acquisition was $559,978,000, and as part of the transaction, the Company issued 11,375,648 shares and paid $1,000 in cash in exchange for all of Guaranty’s outstanding shares of common stock and options to purchase common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the October 1, 2025 acquisition date. The excess of the preliminary fair value of consideration transferred over total identifiable net assets was recorded as goodwill.

The goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company with the former operations of BOID and Guaranty, respectively. None of the goodwill is deductible for income tax purposes as the acquisitions were accounted for as tax-free exchanges.

The preliminary fair values of the BOID and Guaranty assets acquired include loans with fair values of $1,075,197,000 and $2,102,258,000, respectively. The gross principal and contractual interest due under the BOID and Guaranty loans acquired were $1,080,765,000 and $2,110,493,000, respectively. The Company evaluated the loans at acquisition date and determined there were PCD loans from BOID and Guaranty of $8,726,000 and $17,772,000, with an ACL of $35,000 and $119,000, respectively. \

The Company incurred $10,311,000 and $5,993,000 of expenses in connection with the BOID and Guaranty acquisitions, respectively, during the year ended December 31, 2025. Mergers and acquisition expenses are included in other expense in the Company's consolidated statements of operations and consist of third-party costs and employee severance expenses.

Total income consisting of net interest income and non-interest income of the acquired operations of BOID was approximately $39,104,000 and net loss was approximately $6,907,000 from April 30, 2025 to December 31, 2025. Total income consisting of net interest income and non-interest income of the acquired operations of Guaranty was approximately $30,379,000 and net loss was approximately $14,455,000 from October 1, 2025 to December 31, 2025. The following unaudited pro forma summary presents consolidated information of the Company as if the BOID and Guaranty acquisitions had occurred on January 1, 2024:

	Year ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Net interest income and non-interest income	$1,149,736	1,008,933
Net income	257,399	235,311

2024 Acquisitions
On January 31, 2024, the Company acquired 100 percent of the outstanding common stock of Community Financial Group, Inc. and its wholly-owned subsidiary, Wheatland Bank (“Wheatland”), a community bank based in Spokane, Washington. Wheatland provides banking services to individuals and businesses in Washington with locations in Chelan, Wenatchee, Ellensburg, Yakima, Quincy, Moses Lake, Pasco, Odessa, Davenport, Ritzville, and Spokane. Wheatland merged into the Bank and became a new bank division headquartered in Spokane and the Bank’s existing Washington-based division, North Cascades Bank, combined with the new Wheatland division. The value of the Wheatland acquisition was $93,156,000 and as part of the transaction, the Company issued 2,389,684 shares of its common stock and paid $771,000 in cash in exchange for all of Wheatland’s outstanding shares of common stock and options to purchase common stock. The fair value of the Company shares issued was determined on the basis of the closing market price of the Company’s common stock on the January 31, 2024 acquisition date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Bank and Wheatland. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.

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

The fair values of the Wheatland and the RMB branch assets acquired include loans with fair values of $452,737,000 and $271,569,000, respectively. The gross principal and contractual interest due under the loans acquired in Wheatland and RMB transactions were $468,882,000 and $288,920,000, respectively. The Company evaluated the loans at each respective acquisition date and determined there were PCD loans of $1,655,000 with an ACL of $3,000 related to the Wheatland acquisition, and no PCD loans from the RMB branch acquisition.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in the internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

The Company acquired Guaranty during the fourth quarter of 2025. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Guaranty’s internal control over financial reporting associated with total assets of $2.8 billion, or 9% of the Company’s total consolidated assets, and net interest income of $25.9 million, or 3% of the Company’s total consolidated net interest income.

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

Management assessed its internal control structure over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as it relates to its financial statements presented in conformity with GAAP.

Forvis Mazars, LLP, Denver, Colorado, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2025, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information
None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Named Executive Officers Who Are Not Directors” of the Company’s 2026 Annual Meeting Proxy Statement (“2026 Proxy Statement”) and is incorporated herein by reference.

Information regarding the Company’s Corporate Governance, including the Audit Committee, is set forth under the headings of “Corporate Governance” and “Report of Audit Committee” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Company’s 2026 Proxy Statement and is incorporated herein by reference, other than the subheading “Pay Versus Performance.”

Information regarding the “Compensation and Human Capital Committee Report” is set forth under the heading “Report of Compensation and Human Capital Committee” of the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is set forth under the headings “Voting Securities and Principal Holders Thereof,” and “Equity Compensation Plan Information” of the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the headings “Transactions with Management” and “Corporate Governance – Director Independence” of the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Company’s independent registered public accounting firm is Forvis Mazars, LLP, (U.S. PCAOB Auditor Firm ID 686). Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors – Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
List of Financial Statements and Financial Statement Schedules
(a)    The following documents are filed as a part of this report:
(1)    Financial Statements and
(2)    Financial Statement schedules required to be filed by Item 8 of this report.
(3)    The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit No.	Description

3(a) [1]	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Form 10-Q filed on August 2, 2022.
3(b) [1]	Amended and Restated Bylaws. Filed as Exhibit 3.2 to Form 8-K filed on May 4, 2021.
4(a) [1]	Description of Glacier Bancorp, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Filed as Exhibit 4(a) to Form 10-Q filed on August 2, 2022.
10(a) [1,2]	Amended and Restated Deferred Compensation Plan effective January 1, 2008. Filed as Exhibit 10(c) to Form 10-K filed on March 2, 2009.
10(b) [1,2]	Amended and Restated Supplemental Executive Retirement Agreement effective January 1, 2008. Filed as Exhibit 10(d) to Form 10-K filed on March 2, 2009.
10(c) [1,2]	Nonemployee Service Provider Deferred Compensation Plan effective July 25, 2012. Filed as Exhibit 10.1 to Form 8-K filed on October 31, 2012.
10(d) [1,2]	2015 Stock Incentive Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(e) [1,2]	Form of Stock Option Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 99.2 to Form S-8 Registration Statement (No. 333-204023) filed on May 8, 2015.
10(f) [1,2]	Form of Restricted Share Units Award Agreement under 2015 Stock Incentive Plan. Filed as Exhibit 10(f) to Form 10-K filed on February 23, 2022.
10(g) [1,2]	2015 Short Term Incentive Plan. Filed as Exhibit 10(g) to Form 10-K filed on February 22, 2019.
10(h) [1,2]	2025 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed on August 1, 2025.
10(i) [1,2]	Form of Restricted Share Units Award Agreement under 2025 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-Q filed on August 1, 2025.
10(j) [1,2]	Form of Restricted share Units Award Agreement Under 2025 Stock Incentive Plan (409A Exempt). Filed as Exhibit 10.3 to Form 10-Q filed on August 1, 2025.
10(k) [1,2]	Heritage Bancorp 2010 Stock Compensation Plan. Filed as Exhibit 99.1 to Form S-8 Registration Statement (No. 333-233079) filed on August 7, 2019.
10(l) [12]	Guaranty Bancshares, Inc. 2015 Equity Incentive Plan as Amended. Filed as Exhibit 4.3 to Form S-8 Registration Statement (No. 333-290689) filed on October 2, 2025.
10(m) [1,2]	Employment Agreement effective March 5, 2018, between the Company and Randall M. Chesler. Filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2018.
10(n) [1,2]	Employment Agreement effective March 5, 2018, between the Company and Ron J. Copher. Filed as Exhibit 10.2 to Form 10-Q filed on May 1, 2018.
10(o) [1,2]	Form of Amendment to Employment Agreements of Randall M. Chesler and Ron J. Copher, effective February 19, 2020. Filed as Exhibit 10(m) to Form 10-K filed on February 21, 2020.
10(p) [1,2]	Amended and Restated Employment Agreement effective February 20, 2025, between the Company and Ryan T. Screnar. Filed as Exhibit 10(l) to Form 10-K filed on February 25, 2025.
10(q) [1,2]	Amended and Restated Employment Agreement effective February 20, 2025, between the Company and Lee K. Groom. Filed as Exhibit 10(m) to Form 10-K filed on February 25, 2025.
19	Insider Trading Policy, Filed as Exhibit 19 to Form 10-K filed on February 25, 2025.
21	Subsidiaries of the Company (See Item 1. Business, “General”)
23 [3]	Consent of Forvis Mazars, LLP
31.1 [3]	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 [3]	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 [3]	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
97.1	Clawback Policy, Filed as Exhibit 97.1 to Form 10-K filed on February 23, 2024.

Exhibit No.	Description

101.INS [3]	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH [3]	XBRL Taxonomy Extension Schema Document
101.CAL [3]	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF [3]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB [3]	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE [3]	XBRL Taxonomy Extension Presentation Linkbase Document
104 [3]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
1 Exhibit has been previously filed with the United States Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
2 Compensatory Plan or Arrangement
3 Exhibit omitted from the 2026 Annual Report to Shareholders.

All other financial statement schedules required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2026.

GLACIER BANCORP, INC.

By: /s/ Randall M. Chesler
Randall M. Chesler
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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