Form 10-Q
period 2026-03-31
GLACIER BANCORP, INC.
filed 2026-05-01
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on April 14, 2026 was 130,142,654. No preferred shares are issued or outstanding.

ABBREVIATIONS/ACRONYMS

ACL or allowance – allowance for credit losses
AFS - available-for-sale
ALCO – Asset Liability Committee
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
ATM – automated teller machine
Bank – Glacier Bank
BOID - Bank of Idaho Holding Co. and its wholly owned subsidiary, Bank of Idaho
CDE – Certified Development Entity
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
Guaranty - Guaranty Bancshares, Inc. and its wholly owned subsidiary, Guaranty Bank & Trust
HTM - Held-to-maturity
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
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
SOFR – Secured Overnight Financing Rate
TBA – to-be-announced
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Cash on hand and in banks	$350,801	321,526
Interest bearing cash deposits	1,034,436	913,735
Cash and cash equivalents	1,385,237	1,235,261
Debt securities, available-for-sale	3,585,531	4,007,512
Debt securities, held-to-maturity	3,058,662	3,110,216
Total debt securities	6,644,193	7,117,728
Loans held for sale, at fair value	41,652	39,186
Loans receivable	21,033,663	20,927,796
Allowance for credit losses	(255,771)	(255,319)
Loans receivable, net	20,777,892	20,672,477
Premises and equipment, net	492,031	486,184
Right-of-use assets, net	76,344	75,574
Other real estate owned and foreclosed assets	1,610	411
Accrued interest receivable	122,795	120,092
Deferred tax asset, net	103,863	101,337
Intangibles, net	100,470	105,269
Goodwill	1,378,283	1,378,283
Federal Home Loan Bank stock, at cost	21,524	42,764
Bank-owned life insurance	236,540	235,090
Other assets	351,648	368,407
Total assets	$31,734,082	31,978,063
Liabilities
Non-interest bearing deposits	$7,427,280	7,314,779
Interest bearing deposits	17,314,591	17,276,317
Securities sold under agreements to repurchase	2,085,623	2,084,113
Federal Home Loan Bank advances	—	440,000
Other borrowed funds	51,564	51,473
Finance lease liabilities	31,209	28,808
Subordinated debentures	188,032	187,492
Accrued interest payable	30,512	32,786
Operating lease liabilities	51,457	52,869
Other liabilities	305,315	295,605
Total liabilities	27,485,583	27,764,242
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively	1,301	1,300
Paid-in capital	3,224,619	3,220,064
Retained earnings	1,198,628	1,159,567
Accumulated other comprehensive loss	(176,049)	(167,110)
Total stockholders’ equity	4,248,499	4,213,821
Total liabilities and stockholders’ equity	$31,734,082	31,978,063
Number of common stock shares issued and outstanding	130,124,378	129,971,712
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
(Dollars in thousands, except share and per share data)	March 31, 2026	March 31, 2025
Interest Income
Investment securities	$45,126	45,646
Residential real estate loans	33,708	24,275
Commercial loans	258,616	197,388
Consumer and other loans	24,887	22,616
Total interest income	362,337	289,925
Interest Expense
Deposits	72,251	62,865
Securities sold under agreements to repurchase	13,619	13,733
Federal Home Loan Bank advances	4,226	20,719
Other borrowed funds	443	402
Subordinated debentures	3,121	2,227
Total interest expense	93,660	99,946
Net Interest Income	268,677	189,979
Provision for credit losses	6,064	7,814
Net interest income after provision for credit losses	262,613	182,165
Non-Interest Income
Deposit service charges and other fees	15,265	13,215
Payment services	11,368	9,328
Miscellaneous loan fees and charges	2,279	1,691
Gain on sale of loans	5,108	4,311
Gain (loss) on sale of securities	—	—
Other income	4,062	4,097
Total non-interest income	38,082	32,642
Non-Interest Expense
Compensation and employee benefits	115,770	91,443
Occupancy and equipment	15,682	12,294
Advertising and promotions	5,256	4,144
Data processing	13,273	9,138
Other real estate owned and foreclosed assets	206	63
Regulatory assessments and insurance	6,403	5,534
Intangibles amortization	4,799	3,270
Other expenses	39,140	25,432
Total non-interest expense	200,529	151,318
Income Before Income Taxes	100,166	63,489
Federal and state income tax expense	18,022	8,921
Net Income	$82,144	54,568
Basic earnings per share	$0.63	0.48
Diluted earnings per share	$0.63	0.48
Dividends declared per share	$0.33	0.33
Average outstanding shares - basic	130,052,858	113,451,199
Average outstanding shares - diluted	130,242,765	113,546,365

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Net Income	$82,144	54,568
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gains on available-for-sale securities	(13,313)	60,765
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,199	1,469
Tax effect	3,003	(15,509)
Net of tax amount	(9,111)	46,725
Fair Value Hedge:
Unrealized gain on derivatives used for fair value hedges	229	—
Tax effect	(57)	—
Net of tax amount	172	—
Cash Flow Hedge:
Unrealized losses on derivatives used for cash flow hedges	—	(657)
Amount of losses reclassified from other comprehensive income to net income	—	(63)
Tax effect	—	180
Net of tax amount	—	(540)
Total other comprehensive (loss) income, net of tax	(8,939)	46,185
Total Comprehensive Income	$73,205	100,753

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2026 and 2025

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at January 1, 2025	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	54,568	—	54,568
Other comprehensive income	—	—	—	—	46,185	46,185
Cash dividends declared ($0.33 per share)	—	—	—	(37,553)	—	(37,553)
Stock issuances under stock incentive plans	115,989	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	554	—	—	554
Balance at March 31, 2025	113,517,944	$1,135	2,449,311	1,100,273	(263,111)	3,287,608
Balance at January 1, 2026	129,971,712	$1,300	3,220,064	1,159,567	(167,110)	4,213,821
Net income	—	—	—	82,144	—	82,144
Other comprehensive income (loss)	—	—	—	—	(8,939)	(8,939)
Cash dividends declared ($0.33 per share)	—	—	—	(43,083)	—	(43,083)
Stock issuances under stock incentive plans	152,666	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	4,556	—	—	4,556
Balance at March 31, 2026	130,124,378	$1,301	3,224,619	1,198,628	(176,049)	4,248,499

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Operating Activities
Net income	$82,144	54,568
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,064	7,814
Net amortization of debt securities	2,027	2,939
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(5,660)	(3,250)
Origination of loans held for sale	(194,651)	(160,307)
Proceeds from loans held for sale	197,292	157,156
Gain on sale of loans	(5,108)	(4,311)
Bank-owned life insurance income, net	(2,260)	(1,182)
Stock-based compensation, net of tax benefits	4,452	2,541
Depreciation and amortization	9,082	7,494
Loss (gain) on dispositions of premises and equipment	445	(1,010)
(Gain) loss on sale and write-downs of other real estate owned, net	(17)	18
Amortization of core deposit and other intangibles	4,799	3,270
Amortization of investments in variable interest entities	9,674	8,662
Net increase in accrued interest receivable	(2,703)	(4,729)
Net decrease (increase) in other assets	2,361	(1,784)
Net decrease in accrued interest payable	(2,274)	(3,394)
Net decrease in operating lease liabilities	(1,934)	(921)
Net decrease in other liabilities	(15,853)	(11,128)
Net cash provided by operating activities	87,880	52,446
Investing Activities
Maturities, prepayments and calls of available-for-sale debt securities	1,405,802	148,759
Purchases of available-for-sale debt securities	(999,904)	(13,791)
Maturities, prepayments and calls of held-to-maturity debt securities	51,648	46,904
Purchases of held-to-maturity debt securities	—	(13,723)
Net (increase) decrease in loans	(103,981)	44,684
Proceeds from sale of premises and equipment	1,457	2,051
Net additions to premises and equipment	(13,530)	(5,663)
Proceeds from sale of other real estate owned	192	22
Proceeds from redemption of equity securities	21,606	12,931
Purchases of equity securities	(365)	(1,214)
Proceeds from bank-owned life insurance	987	—
Investments in variable interest entities	(11,826)	(15,453)
Net cash provided by investing activities	352,086	205,507

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Financing Activities
Net increase in deposits	$150,654	87,169
Net increase in securities sold under agreements to repurchase	1,510	71,596
Repayments of long-term Federal Home Loan Bank advances	(440,000)	(280,000)
Net increase in other borrowed funds	90	154
Principal payments on finance lease liabilities	(1,150)	(976)
Cash dividends paid	(337)	(363)
Tax withholding payments for stock-based compensation	(2,195)	(2,456)
Proceeds from stock option exercises	1,438	—
Net cash used in financing activities	(289,990)	(124,876)
Net increase in cash and cash equivalents	149,976	133,077
Cash, cash equivalents at beginning of period	1,235,261	848,408
Cash, cash equivalents at end of period	$1,385,237	981,485
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$95,934	103,340
Cash (received) paid during the period for income taxes	(805)	2,427
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$—	1
Transfer of loans to other real estate owned	1,374	30
Right-of-use assets obtained in exchange for new lease liabilities	4,169	176
Equity investments obtained in exchange for delayed equity contributions	—	5,268
Dividends declared during the period but not paid	43,082	37,553

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results anticipated for the year ending December 31, 2026. The condensed consolidated statement of financial condition of the Company as of December 31, 2025 has been derived from the audited consolidated statements of the Company as of that date.

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

The parent holding company owns non-bank subsidiaries that have issued trust preferred securities. The trust subsidiaries are not consolidated into the Company’s consolidated financial statements. The Company's investments in the trust subsidiaries are included in other assets on the Company's consolidated statements of financial condition and its liabilities to the trust subsidiaries are included in subordinated debentures.

Segment Reporting
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

▪the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
▪no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes other than those reported on the consolidated statements of operations, and
▪the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. Interest bearing deposits are maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $8,127,000 and $6,143,000 for the three months ended March 31, 2026 and 2025, respectively, and was included in interest income on investment securities on the consolidated statements of operations. The Company had no restricted cash held as collateral for derivative contracts as of March 31, 2026 and December 31, 2025, respectively. The Bank is required to maintain an average reserve balance either with the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at March 31, 2026 was $0.

Debt Securities
Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as HTM or trading are classified as available-for-sale (“AFS”) and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income (“OCI”). Premiums and discounts on debt securities are amortized or accreted into income using a method that approximates the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. The Company does not have any debt securities classified as trading securities. When the Company acquires another entity, it records the debt securities at fair value.

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

Loans Receivable
The Company’s loan segments or classes are based on the purpose of the loan and consist of residential real estate, commercial real estate (“CRE”), other commercial, home equity, and other consumer loans. Loans that are intended at origination to be held for investment are reported at the unpaid principal balance less net charge-offs and adjusted for deferred fees and costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest or straight-line methods. The interest method is utilized for loans with scheduled payment terms and the objective is to calculate periodic interest income at a constant effective yield. The straight-line method is utilized for revolving lines of credit or loans with no scheduled payment terms. When a loan is paid off prior to maturity, the remaining unamortized fees and costs on originated loans and unamortized premiums or discounts on acquired loans are immediately recognized as interest income.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate ACL for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s consolidated statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At March 31, 2026 and December 31, 2025, the Company had an ACL of $32,523,000 and $29,973,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the consolidated statement of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Provision for credit loss - loans	$3,514	6,154
Provision for credit loss - unfunded	2,550	1,660
Total provision for credit losses	$6,064	7,814

There was no provision for credit losses on debt securities for the three months ended March 31, 2026 and 2025, respectively.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in net premises and equipment as right-of-use (“ROU”) assets on the Company’s consolidated statement of financial condition. The operating leases have an ROU liability in operating lease liabilities on the Company’s consolidated statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in finance lease liabilities on the Company’s consolidated statements of financial condition. The interest expense incurred on the finance lease liability is included in interest expense on other borrowed funds on the Company’s consolidated statement of operations. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate for the Company based on the information available at commencement date is used in determining the present value of the lease payments. A lease term will include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude such leases from the Company’s consolidated statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2025 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value for the reporting unit and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

The Company also has other equity securities that are included in other assets on the Company’s consolidated statements of financial condition. Equity securities with readily determinable fair values are measured at fair value and changes in fair value are recognized in other income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. For equity securities that qualify for the practical expedient method using the net asset value, the equity security is measured at the net asset value and changes in the fair value are recognized in other income.

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

Hedging Derivatives
The derivatives designated in fair value hedges and cash flow hedges are recognized as other assets or other liabilities on the Company’s consolidated statements of financial condition and are measured at fair value. Earnings effect of fair value hedges and cash flow hedge derivatives are recognized in the same income statement line item that is used to present the earnings effect of the hedged item. Cash flows resulting from the fair value hedge and cash flow hedge derivatives are classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For a fair value hedge, the gain or loss on the derivative included in the effectiveness testing, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings as fair value changes. For a fair value hedge, the Company has elected that the amounts excluded from the initial assessment of effectiveness will be amortized in earnings using a systematic and rational method and any difference in the fair value of the excluded component and amounts recognized in earnings to be recognized in OCI. For a cash flow hedge, the gain or loss on the derivative is reported in OCI and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the consolidated statement of financial condition or to specific firm commitments or forecasted transactions. The Company then formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in cash flows or fair values of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

Non-Designated Derivatives
Commitments to fund mortgage loans (“interest rate locks”) to be sold on the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as non-designated derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to economically hedge the change in interest rates resulting from its commitment to fund the majority of these loans, the Company enters into forward commitments to sell to-be-announced (“TBA”) securities which are used to economically hedge the interest rate risk associated with such loans and unfunded commitments.. For all other residential real estate loans to be sold, the Company enters into “best efforts” forward sales commitments for the future delivery of loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. Forward sales commitments on a “best efforts” basis are not derivatives until the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on sales of loans.

For additional information relating to the derivatives and hedging activity, see Note 9.

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers was $26,634,000 and $22,543,000 for the three months ended March 31, 2026 and 2025, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, automated teller machine (“ATM”) fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2026 and December 31, 2025 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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
Reclassifications
Certain reclassifications have been made to the 2025 financial statements to conform to the 2026 presentation. These reclassifications had no effect on net earnings.

Accounting Guidance Pending Adoption
The ASC is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following provides a description of recently issued but not yet effective ASUs that could have a material effect on the Company’s financial position or results of operations.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$242,269	22	(1,398)	240,893
U.S. government sponsored enterprises	125,596	43	(2,405)	123,234
State and local governments	154,719	369	(2,805)	152,283
Corporate bonds	13,323	262	(24)	13,561
Residential mortgage-backed securities	2,271,505	111	(190,022)	2,081,594
Commercial mortgage-backed securities	1,017,295	197	(43,526)	973,966
Total available-for-sale	$3,824,707	1,004	(240,180)	3,585,531
Held-to-maturity
U.S. government and federal agency	867,249	—	(25,174)	842,075
State and local governments	1,575,040	836	(189,597)	1,386,279
Residential mortgage-backed securities	616,373	62	(33,848)	582,587
Total held-to-maturity	3,058,662	898	(248,619)	2,810,941
Total debt securities	$6,883,369	1,902	(488,799)	6,396,472

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$257,650	264	(1,984)	255,930
U.S. government sponsored enterprises	315,675	86	(3,273)	312,488
State and local governments	165,305	1,035	(2,256)	164,084
Corporate bonds	33,691	279	(21)	33,949
Residential mortgage-backed securities	2,391,698	1,417	(177,996)	2,215,119
Commercial mortgage-backed securities	1,069,355	998	(44,411)	1,025,942
Total available-for-sale	$4,233,374	4,079	(229,941)	4,007,512
Held-to-maturity
U.S. government and federal agency	865,696	—	(24,129)	841,567
State and local governments	1,587,673	1,341	(175,623)	1,413,391
Residential mortgage-backed securities	656,847	224	(31,913)	625,158
Total held-to-maturity	3,110,216	1,565	(231,665)	2,880,116
Total debt securities	$7,343,590	5,644	(461,606)	6,887,628

Maturity Analysis
The following table presents the amortized cost and fair value of AFS and HTM debt securities by contractual maturity at March 31, 2026. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$311,130	308,079	386,161	380,380
Due after one year through five years	101,232	100,720	602,305	580,801
Due after five years through ten years	69,788	68,609	264,743	252,138
Due after ten years	53,757	52,563	1,189,080	1,015,035
	535,907	529,971	2,442,289	2,228,354
Mortgage-backed securities [1]	3,288,800	3,055,560	616,373	582,587
Total	$3,824,707	3,585,531	3,058,662	2,810,941
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Available-for-sale
Proceeds from sales and calls of debt securities	$17,755	435
Gross realized gains [1]	—	—
Gross realized losses [1]	—	—
Held-to-maturity
Proceeds from calls of debt securities	9,530	4,130
Gross realized gains [1]	—	—
Gross realized losses [1]	—	—
______________________________
1 The gain or loss on the sale or call of each debt security is determined by the specific identification method.

Allowance for Credit Losses - Available-for-Sale Debt Securities
The following tables summarize AFS debt securities that were in an unrealized loss position based on the length of time the individual securities have been in an unrealized loss position, and for which an ACL has not been recorded. The number of AFS debt securities in an unrealized loss position is also disclosed.

	March 31, 2026
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	38	$58,564	(414)	179,719	(984)	238,283	(1,398)
U.S. government sponsored enterprises	5	—	—	113,750	(2,405)	113,750	(2,405)
State and local governments	117	64,057	(569)	45,302	(2,236)	109,359	(2,805)
Corporate bonds	2	1,485	(5)	3,982	(19)	5,467	(24)
Residential mortgage-backed securities	434	197,897	(2,092)	1,859,962	(187,930)	2,057,859	(190,022)
Commercial mortgage-backed securities	150	151,548	(10,948)	782,702	(32,578)	934,250	(43,526)
Total available-for-sale	746	$473,551	(14,028)	2,985,417	(226,152)	3,458,968	(240,180)

	December 31, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	39	$55,231	(82)	179,092	(1,902)	234,323	(1,984)
U.S. government sponsored enterprises	12	—	—	302,962	(3,273)	302,962	(3,273)
State and local governments	88	36,534	(83)	46,762	(2,173)	83,296	(2,256)
Corporate bonds	2	—	—	13,980	(21)	13,980	(21)
Residential mortgage-backed securities	376	28,843	(42)	1,983,182	(177,954)	2,012,025	(177,996)
Commercial mortgage-backed securities	142	62,427	(215)	864,907	(44,196)	927,334	(44,411)
Total available-for-sale	659	$183,035	(422)	3,390,885	(229,519)	3,573,920	(229,941)

The majority of AFS debt securities with unrealized loss positions at March 31, 2026 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO” entities, such as Standard and Poor’s (“S&P”) and Moody’s) in the four highest credit rating categories. All of the Company’s AFS debt securities with unrealized loss positions at March 31, 2026 have been determined to be investment grade.

The Company did not have any past due AFS debt securities as of March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on AFS debt securities totaled $8,715,000 and $9,619,000 at March 31, 2026, and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its AFS debt securities with unrealized losses as of March 31, 2026, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of March 31, 2026, management determined it did not intend to sell AFS debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on AFS debt securities at March 31, 2026, and December 31, 2025, respectively. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	March 31, 2026	December 31, 2025
S&P: AAA / Moody’s: Aaa	$389,781	397,328
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,150,426	1,155,450
S&P: A+, A, A- / Moody’s: A1, A2, A3	29,033	29,093
Not rated by either entity	5,800	5,802
Total	$1,575,040	1,587,673

The Company’s state and local government securities in the HTM debt securities portfolio is primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s state and local securities that are classified as HTM debt securities at March 31, 2026 have been determined to be investment grade. HTM debt securities included in the Company’s U.S. government and federal agency and residential mortgage-backed security categories are issued and guaranteed by the U.S. Treasury, Fannie Mae, Freddie Mac, Ginnie Mae and other agencies of the U.S. government and are considered to be zero-loss securities. This determination is in consideration of the explicit and implicit guarantees by the U.S. Government, the U.S. Government’s ability to print its own currency, a history of no credit losses by the U.S. Government and noted agencies and the current economic and financial condition of the United States and U.S. Government providing no indication the zero-loss determination is unjustified.

As of March 31, 2026 and December 31, 2025, the Company did not have any HTM debt securities past due. Accrued interest receivable on HTM debt securities totaled $18,578,000 and $16,175,000 at March 31, 2026 and December 31, 2025, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL was recorded at March 31, 2026 or December 31, 2025.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Residential real estate	$2,167,860	2,457,907
Commercial real estate	13,918,178	13,565,512
Other commercial	3,466,863	3,497,829
Home equity	1,048,971	977,206
Other consumer	431,791	429,342
Loans receivable [1]	21,033,663	20,927,796
Allowance for credit losses	(255,771)	(255,319)
Loans receivable, net	$20,777,892	20,672,477
Net deferred origination fees included in loans receivable	$(32,180)	(32,715)
Net purchase accounting discounts included in loans receivable	$(71,228)	(76,963)
Accrued interest receivable on loans	$95,458	94,251
______________________________
1     In connection with the current quarter Guaranty core system conversion, Guaranty loans were reclassified to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon their economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the three months ended March 31, 2026.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended March 31, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$255,319	31,875	166,803	37,954	11,645	7,042
Provision for credit losses	3,514	(5,940)	5,024	2,165	413	1,852
Charge-offs	(4,186)	(5)	(116)	(1,428)	(301)	(2,336)
Recoveries	1,124	19	22	334	6	743
Balance at end of period	$255,771	25,949	171,733	39,025	11,763	7,301

	Three Months ended March 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Provision for credit losses	6,154	1,352	1,468	1,722	(77)	1,689
Charge-offs	(3,897)	—	—	(1,536)	—	(2,361)
Recoveries	2,102	62	356	1,056	23	605
Balance at end of period	$210,400	26,595	140,369	25,642	11,348	6,446

During the three months ended March 31, 2026, the ACL increased primarily due to portfolio composition changes, various economic factors and credit quality considerations. During the three months ended March 31, 2025, the ACL increased primarily due to the combined increase in qualitative factors and the impact from economic forecasts.

The sizable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended March 31, 2026, there have been no significant changes to the types of collateral securing collateral dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	March 31, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$79,576	14,462	37,621	16,140	6,261	5,092
Accruing loans 60-89 days past due	12,184	220	8,939	1,380	842	803
Accruing loans 90 days or more past due	13,470	3,664	3,032	6,283	171	320
Non-accrual loans with no ACL	60,595	9,373	25,160	21,856	3,786	420
Non-accrual loans with ACL	3,820	74	1,298	2,119	—	329
Total past due and non-accrual loans	169,645	27,793	76,050	47,778	11,060	6,964
Current loans receivable	20,864,018	2,140,067	13,842,128	3,419,085	1,037,911	424,827
Total loans receivable	$21,033,663	2,167,860	13,918,178	3,466,863	1,048,971	431,791

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$60,719	14,310	30,212	7,382	4,525	4,290
Accruing loans 60-89 days past due	18,107	6,505	4,366	4,980	991	1,265
Accruing loans 90 days or more past due	5,997	1,857	967	2,882	120	171
Non-accrual loans with no ACL	59,775	13,611	15,783	25,916	3,611	854
Non-accrual loans with ACL	2,712	581	—	1,974	—	157
Total past due and non-accrual loans	147,310	36,864	51,328	43,134	9,247	6,737
Current loans receivable	20,780,486	2,421,043	13,514,184	3,454,695	967,959	422,605
Total loans receivable	$20,927,796	2,457,907	13,565,512	3,497,829	977,206	429,342

The Company had $1,113,000 and $322,000 of interest reversed on non-accrual loans during the three months ended March 31, 2026 and March 31, 2025, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the three months ended March 31, 2026, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	March 31, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$21,152	—	—	21,107	—	45
Residential real estate	16,061	9,447	1,487	1,351	3,776	—
Other real estate	33,000	—	32,137	469	9	385
Other	1,083	—	—	512	—	571
Total	$71,296	9,447	33,624	23,439	3,785	1,001

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$21,741	—	—	21,741	—	—
Residential real estate	20,196	13,638	1,749	1,236	3,512	61
Other real estate	23,227	—	22,328	476	41	382
Other	4,311	—	—	3,535	—	776
Total	$69,475	13,638	24,077	26,988	3,553	1,219

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in the following tables and show the amortized cost basis at the end of the periods of the MBFDs by segment:

	At or for the Three Months ended March 31, 2026
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$263	—%	$446	—%	$709
Commercial real estate	1,337	—%	—	—%	1,337
Other commercial	239	—%	—	—%	239
Total	$1,839		$446		$2,285

	At or for the Three Months ended March 31, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$6,224	0.1%	$—	—%	$6,224
Other commercial	—	—%	53	—%	53
Total	$6,224		$53		$6,277

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended March 31, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Residential real estate	0.15%	2 months
Commercial real estate	—%	1 month
Other commercial	—%	3 years, 9 months

	At or for the Three Months ended March 31, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	—%	11 months
Other commercial	1.38%	6 years, 5 months

Loans that were modified within the preceding twelve months that had a payment default during the period ended March 31, 2026 had an ending balances of $216,000 and $301,000, and were included in other commercial loans, and residential real estate loans, respectively. During the period ending March 31, 2025, there were loans with period ending balances of $319,000 and $917,000, that were modified during the preceding twelve months that had a payment default, and were included in other commercial loans, and commercial real estate loans, respectively. There were no additional unfunded commitments on MBFD loans outstanding at each of March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had $993,000 and $2,935,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. The Company had $270,000 and $155,000 of OREO secured by residential real estate properties at March 31, 2026 and December 31, 2025, respectively.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	March 31, 2026
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$1,719	—	—	—	1,719
Commercial real estate	2,074	1,986	—	—	88
Other commercial	10,341	10,124	—	—	217
Total	$14,134	12,110	—	—	2,024

	March 31, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$18,494	15,587	—	—	2,907
Other commercial	3,312	2,563	430	—	319
Total	$21,806	18,150	430	—	3,226

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

	March 31, 2026
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2026 (year-to-date)	$—	518,683	514,858	684	3,141	—
2025	—	2,350,862	2,343,749	4,852	2,261	—
2024	—	1,607,592	1,596,763	9,622	1,207	—
2023	—	1,291,211	1,262,365	7,816	21,030	—
2022	55	2,470,109	2,407,335	47,872	14,902	—
Prior	61	5,268,686	5,069,851	56,520	142,315	—
Revolving loans	—	411,035	405,634	2,364	3,037	—
Total	$116	13,918,178	13,600,555	129,730	187,893	—
Other commercial loans
Term loans by origination year
2026 (year-to-date)	$1,210	191,413	189,211	898	947	357
2025	—	407,617	399,706	6,493	1,418	—
2024	111	279,859	271,844	5,423	2,592	—
2023	9	207,694	197,012	3,603	6,702	377
2022	12	457,575	446,022	3,131	8,421	1
Prior	86	968,132	941,280	9,393	17,428	31
Revolving loans	—	954,573	908,549	24,816	21,198	10
Total	$1,428	3,466,863	3,353,624	53,757	58,706	776

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025	$—	$2,114,996	2,109,129	4,397	1,470	—
2024	51	1,622,518	1,609,785	8,433	4,300	—
2023	—	1,349,042	1,318,470	22,639	7,933	—
2022	2,243	2,537,806	2,461,577	58,488	17,741	—
2021	—	2,087,103	1,987,311	35,463	64,329	—
Prior	—	3,399,784	3,283,767	46,443	69,574	—
Revolving loans	—	454,263	440,697	11,055	2,511	—
Total	$2,294	$13,565,512	13,210,736	186,918	167,858	—
Other commercial loans
Term loans by origination year
2025	$3,569	$512,778	503,334	6,920	2,304	220
2024	306	333,688	329,068	1,554	3,066	—
2023	913	233,025	223,699	4,153	4,797	376
2022	86	477,443	466,556	2,366	8,519	2
2021	1,069	402,519	392,403	3,337	6,774	5
Prior	315	595,651	574,367	9,913	11,343	28
Revolving loans	—	942,725	889,147	29,827	23,741	10
Total	$6,258	$3,497,829	3,378,574	58,070	60,544	641

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	March 31, 2026
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2026 (year-to-date)	$—	35,801	35,801	—	—
2025	—	285,457	285,080	377	—
2024	—	199,607	196,667	768	2,172
2023	—	252,602	247,995	1,647	2,960
2022	—	655,668	647,851	4,926	2,891
Prior	5	738,677	726,625	6,964	5,088
Revolving loans	—	48	48	—	—
Total	$5	2,167,860	2,140,067	14,682	13,111
Home equity loans
Term loans by origination year
2026 (year-to-date)	$—	591	591	—	—
2025	—	13,674	13,493	181	—
2024	76	8,471	8,375	96	—
2023	—	6,140	6,014	—	126
2022	225	13,429	13,335	94	—
Prior	—	18,605	18,088	221	296
Revolving loans	—	988,061	978,015	6,511	3,535
Total	$301	1,048,971	1,037,911	7,103	3,957
Other consumer loans
Term loans by origination year
2026 (year-to-date)	$2,025	40,852	37,557	3,255	40
2025	75	122,713	122,484	172	57
2024	100	77,468	76,403	904	161
2023	71	59,685	58,728	644	313
2022	31	37,063	36,574	334	155
Prior	34	55,298	54,640	369	289
Revolving loans	—	38,712	38,441	217	54
Total	$2,336	431,791	424,827	5,895	1,069

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025	$—	$283,293	283,293	—	—
2024	1	283,422	278,922	2,232	2,268
2023	—	297,393	293,384	1,184	2,825
2022	—	727,941	718,191	6,831	2,919
2021	—	502,487	499,821	1,366	1,300
Prior	—	312,772	297,067	8,968	6,737
Revolving loans	—	50,599	50,365	234	—
Total	$1	$2,457,907	2,421,043	20,815	16,049
Home equity loans
Term loans by origination year
2025	$—	$474	474	—	—
2024	—	2,397	2,397	—	—
2023	—	1,457	1,033	400	24
2022	31	2,113	2,054	—	59
2021	65	3,792	3,792	—	—
Prior	10	3,381	3,321	19	41
Revolving loans	—	963,592	954,888	5,097	3,607
Total	$106	$977,206	967,959	5,516	3,731
Other consumer loans
Term loans by origination year
2025	$8,238	$143,910	140,869	3,025	16
2024	240	83,178	82,551	470	157
2023	413	68,406	67,016	1,027	363
2022	751	39,801	39,126	441	234
2021	146	25,329	25,018	166	145
Prior	235	29,233	28,982	67	184
Revolving loans	—	39,485	39,043	359	83
Total	$10,023	$429,342	422,605	5,555	1,182

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. The following table summarizes the Company’s leases:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-use assets	$45,839		42,353
Accumulated depreciation	(16,605)		(15,332)
Net right-of-use assets	$29,234	47,110	27,021	48,553
Lease liabilities	$31,209	51,457	28,808	52,869
Weighted-average remaining lease term	9 years	13 years	9 years	13 years
Weighted-average discount rate	3.9%	3.9%	3.9%	3.9%

Maturities of lease liabilities consist of the following:

	March 31, 2026
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$6,481	7,704
Maturing one year through two years	6,350	7,337
Maturing two years through three years	6,361	6,442
Maturing three years through four years	5,966	5,440
Maturing four years through five years	1,616	4,787
Thereafter	9,804	35,857
Total lease payments	36,578	67,567
Present value of lease payments
Short-term	5,381	5,837
Long-term	25,828	45,620
Total present value of lease payments	31,209	51,457
Difference between lease payments and present value of lease payments	$5,369	16,110
The components of lease expense included in other expense on the consolidated statements of operations consist of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Finance lease cost
Amortization of right-of-use assets	$1,343	1,075
Interest on lease liabilities	295	182
Operating lease cost	2,090	1,281
Short-term lease cost	256	126
Variable lease cost	759	473
Sublease income	(27)	(10)
Total lease expense	$4,716	3,127

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	March 31, 2026		March 31, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$295	1,934	182	921
Financing cash flows	1,150	N/A	976	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the three months ended March 31, 2026 and 2025 was $866,000 and $421,000, respectively, and is recorded in other income within non-interest income.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Net carrying value at beginning of period	$1,378,283	1,051,318
Acquisitions and adjustments	—	—
Net carrying value at end of period	$1,378,283	1,051,318

The Company performed its annual goodwill impairment test during the third quarter of 2025 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred since the impairment test that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at March 31, 2026. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.
Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, as only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that are included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Carrying value at beginning of period	$11,779	11,958
Additions	404	1,268
Amortization	(312)	(1,447)
Carrying value at end of period	$11,871	11,779
Principal balances of loans serviced for others	$1,473,238	1,470,673
Fair value of servicing rights	$16,922	16,489

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

The following table summarizes the carrying amounts of the consolidated VIEs’ assets and liabilities included in the Company’s consolidated statements of financial condition and are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Assets
Loans receivable	$96,096	95,701
Accrued interest receivable	166	—
Other assets	88,286	91,461
Total assets	$184,548	187,162
Liabilities
Other borrowed funds	$51,564	51,473
Accrued interest payable	311	418
Other liabilities	28,280	31,852
Total liabilities	$80,155	83,743

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $209,461,000 and $216,650,000 as of March 31, 2026 and December 31, 2025, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s consolidated statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2026 and 2025. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at March 31, 2026 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2026	$41,662
2027	22,204
2028	1,288
2029	652
2030	559
Thereafter	2,118
Total	$68,483

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

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Amortization expense	$7,314	6,302
Tax credits and other tax benefits recognized	9,102	7,769

The Company also owns trust preferred subsidiaries, each of which has issued securities as capital instruments. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s consolidated statements of financial condition.

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	March 31, 2026	December 31, 2025
U.S. government and federal agency	$246,118	$308,437
Residential mortgage-backed securities	1,695,493	1,775,676
Commercial mortgage-backed securities	144,012	—
Total	$2,085,623	$2,084,113

The repurchase agreements are secured by debt securities with carrying values of $2,419,476,000 and $2,432,683,000 at March 31, 2026 and December 31, 2025, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

The following table presents the derivatives that are recorded at fair value in other assets or other liabilities.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Average Maturity	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
Fair value hedge designation
Interest rate swap agreements	0.17 years	$925,500	336	1,395,500	244
Interest rate cap agreements	4.37 years	100,000	2,811	100,000	2,128

Non-designated derivatives
Interest rate lock commitments		85,589	1,268	44,089	700
TBA commitments		34,000	284	55,250	(241)

The Company has established objectives and strategies that include ongoing monitoring and management of interest rate risk. The Company monitors interest rate risk through simulation modeling to quantify the estimated exposure to net interest income to sustained interest rate changes. The goal of the asset/liability management is to maintain profitability within established risk parameters. In the ordinary course of business, the Company enters into interest rate lock commitments with customers, which exposes the Company to interest rate risk. To mitigate such risk, the Company enters into TBA commitments to reduce the price fluctuations of the interest rate lock commitments. As part of the overall asset/liability strategy, the Company enters into certain fair value hedges and cash flow hedges to manage a portion of the interest rate risk. The following provides additional information related to the Company’s hedging transactions. The fair value hedges and cash flow hedges were highly effective when initiated and on an on-going basis.

Cash Flow Hedges
Interest Rate Cap Agreements.
The Company had interest rate cap agreements designated as cash flow hedges on its variable rate subordinated debt, all of which matured prior to March 31, 2025. The interest rate caps required receipt of variable rate amounts from the counterparty when the interest rate rose above the strike price in the agreement. The amount of loss recognized in OCI was $657,000 and the amount of gain reclassified from OCI to interest expense was $63,000 for the three months ended March 31, 2025.

Fair Value Hedges
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements that are designated as fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges, as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involve the receipt of variable rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract, without the exchange of the underlying notional value.

Interest Rate Cap Agreements
During 2025, the Company entered into forward start interest rate cap agreements that are designated as fair value hedges for specific fixed rate AFS debt securities. The forward start interest rate cap agreements begin to settle in the second quarter of 2026. The instruments are designated as fair value hedges, as the changes in the fair value of the interest rate cap are expected to offset a portion of the changes in the fair value of the hedged item when the variable rate is above the strike price. These derivative contracts involve the receipt of variable rate interest from a counterparty if the variable rate of the benchmark rate (SOFR) exceeds the strike price after the forward start date. The weighted-average strike rate for the interest rate caps was 3.26% at March 31, 2026.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Investment securities available-for-sale - swap	$2,515,118	2,692,319	(336)	(244)
Investment securities available-for-sale - cap	99,554	99,528	(873)	(315)

The effects of the fair value hedge relationships on the income statement during the periods presented below were as follows:

		Three Months ended
(Dollars in thousands)	Location of Gain (Loss)	March 31, 2026	March 31, 2025
Interest rate swap	Interest income on investment securities	$347	$(1,459)
Interest rate caps	Interest income on investment securities	(102)	—
Available-for-sale debt securities	Interest income on investment securities	(92)	4,157

The effect of fair value hedge accounting on OCI for the interest rate cap agreements for the periods presented below were as follows:

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Amount of (loss) gain recognized in OCI	$229	$—

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Mergers and acquisition expenses	$8,907	587
Consulting and outside services	5,227	5,142
Debit card expenses	5,041	3,831
Variable interest entities amortization and other expenses	3,021	3,087
Loan expenses	2,127	1,909
Employee expenses	2,014	1,525
Postage	1,685	1,364
Business development	1,665	1,435
Telephone	1,658	1,422
Printing and supplies	1,201	686
Checking and operating expenses	820	839
Legal fees	646	481
Loss (gain) on dispositions of premises and equipment	445	(1,010)
Accounting and audit fees	441	840
Other	4,242	3,294
Total other expenses	$39,140	25,432

Note 11. Accumulated Other Comprehensive (Losses) Gains

The following table illustrates the activity within accumulated other comprehensive (losses) gains by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	(Losses) Gains on Derivatives Used for Fair Value Hedges	Total
Balance at January 1, 2025	$(309,836)	540	—	(309,296)
Other comprehensive income (loss) before reclassifications	45,624	(493)	—	45,131
Reclassification adjustments for losses and transfers included in net income	—	(47)	—	(47)
Reclassification adjustments for amortization included in net income for transferred securities	1,101	—	—	1,101
Net current period other comprehensive income (loss)	46,725	(540)	—	46,185
Balance at March 31, 2025	$(263,111)	—	—	(263,111)
Balance at January 1, 2026	$(166,846)	—	(264)	(167,110)
Other comprehensive (loss) income before reclassifications	(10,013)	—	172	(9,841)
Reclassification adjustments for amortization included in net income for transferred securities	902	—	—	902
Net current period other comprehensive (loss) income	(9,111)	—	172	(8,939)
Balance at March 31, 2026	$(175,957)	—	(92)	(176,049)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Net income available to common stockholders, basic and diluted	$82,144	54,568
Average outstanding shares - basic	130,052,858	113,451,199
Add: dilutive restricted stock units and stock options	189,907	95,166
Average outstanding shares - diluted	130,242,765	113,546,365
Basic earnings per share	$0.63	0.48
Diluted earnings per share	$0.63	0.48
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	185,334	73,900
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the three month periods ended March 31, 2026 and 2025.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2026.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $260,000 and net gains of $374,000 for the three month periods ended March 31, 2026 and 2025, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$240,893	—	240,893	—
U.S. government sponsored enterprises	123,234	—	123,234	—
State and local governments	152,283	—	152,283	—
Corporate bonds	13,561	—	13,561	—
Residential mortgage-backed securities	2,081,594	—	2,081,594	—
Commercial mortgage-backed securities	973,966	—	973,966	—
Loans held for sale, at fair value	41,652	—	41,652	—
Interest rate caps	2,811	—	2,811	—
Interest rate locks	1,268	—	1,268	—
TBA hedge	284	—	284	—
Interest rate swaps	336	—	336	—
Total assets measured at fair value on a recurring basis	$3,631,882	—	3,631,882	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$255,930	—	255,930	—
U.S. government sponsored enterprises	312,488	—	312,488	—
State and local governments	164,084	—	164,084	—
Corporate bonds	33,949	—	33,949	—
Residential mortgage-backed securities	2,215,119	—	2,215,119	—
Commercial mortgage-backed securities	1,025,942	—	1,025,942	—
Loans held for sale, at fair value	39,186	—	39,186	—
Interest rate caps	2,128	—	2,128	—
Interest rate locks	700	—	700	—
Interest rate swaps	244	—	244	—
Total assets measured at fair value on a recurring basis	$4,049,770	—	4,049,770	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2026.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$2,102	—	—	2,102
Total assets measured at fair value on a non-recurring basis	$2,102	—	—	2,102

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,887	—	—	1,887
Total assets measured at fair value on a non-recurring basis	$1,887	—	—	1,887

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value March 31, 2026	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$2,028	Cost approach	Selling costs	10.0% - 10.0% (10.0%)
	74	Sales comparison approach	Selling costs	10.0% - 20.0% (10.6%)
$2,102

	Fair Value December 31, 2025	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,381	Cost approach	Selling costs	10.0% - 20.0% (10.3%)
	506	Sales comparison approach	Selling costs	10.0% - 20.0% (10.1%)
$1,887
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded from the table. There have been no significant changes in the valuation techniques during the period ended March 31, 2026.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,385,237	1,385,237	—	—
Debt securities, held-to-maturity	3,058,662	—	2,810,941	—
Loans receivable, net of ACL	20,777,892	—	—	20,794,933
Total financial assets	$25,221,791	1,385,237	2,810,941	20,794,933
Financial liabilities
Term deposits	$3,851,209	—	3,885,337	—
FHLB advances	—	—	—	—
Repurchase agreements and other borrowed funds	2,168,396	—	2,168,396	—
Subordinated debentures	188,032	—	182,208	—
Total financial liabilities	$6,207,637	—	6,235,941	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,235,261	1,235,261	—	—
Debt securities, held-to-maturity	3,110,216	—	2,880,116	—
Loans receivable, net of ACL	20,672,477	—	—	20,779,943
Total financial assets	$25,017,954	1,235,261	2,880,116	20,779,943
Financial liabilities
Term deposits	$3,928,550	—	3,967,087	—
FHLB advances	440,000	—	440,175	—
Repurchase agreements and other borrowed funds	2,135,586	—	2,135,586	—
Subordinated debentures	187,492	—	175,069	—
Total financial liabilities	$6,691,628	—	6,717,917	—

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “will” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are based on assumptions that are subject to change. The following factors, among others, including additional factors identified in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in the Company’s 2025 Annual Report on Form 10-K, could cause actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements:

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
•risks related to overall economic conditions, including the impact on the economy of an uncertain interest rate environment, inflationary pressures, recently passed legislation and the potential for significant additional changes in economic and trade policies in the current administration;
•risks to the Company’s business and the business of the Company’s customers arising from current or future tariffs or other trade restrictions, labor or supply chain issues, change in labor force, or geopolitical instability, including the wars in Iran and Ukraine, further conflicts in the Middle East, and potential for future conflicts or disruptions in other parts of the world;
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
•Risks related to rapidly evolving artificial intelligence technologies;
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

Non-GAAP Financial Measures
Certain financial measures and ratios the Company presents are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). The Company refers to these financial measures and ratios as “non-GAAP financial measures.” A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures is provided within this Form 10Q. The Company considers the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and in evaluating period-to-period comparisons. The Company believes that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s performance by excluding certain income or intangible items that the Company believes are not indicative of its primary business operating results.

These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP and investors should not rely on non-GAAP financial measures alone as measures of our performance. The non-GAAP financial measures presented may differ from non-GAAP financial measures used by the Company’s peers or other companies. The Company compensates for these differences by providing the equivalent GAAP measures whenever the Company presents the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended
(Dollars in thousands, except per share and market data)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Operating results
Net income	$82,144	63,779	54,568
Basic earnings per share	$0.63	0.49	0.48
Diluted earnings per share	$0.63	0.49	0.48
Operating diluted earnings per share [1]	$0.70	0.69	0.47
Dividends declared per share	$0.33	0.33	0.33
Market value per share
Closing	$44.67	44.05	44.22
High	$53.99	49.56	52.81
Low	$41.87	39.90	43.18
Selected ratios and other data
Number of common stock shares outstanding	130,124,378	129,971,712	113,517,944
Average outstanding shares - basic	130,052,858	129,950,587	113,451,199
Average outstanding shares - diluted	130,242,765	130,145,104	113,546,365
Return on average assets (annualized)	1.05%	0.78%	0.80%
Return on average equity (annualized)	7.82%	6.05%	6.77%
Efficiency ratio	63.05%	61.04%	65.49%
Loan to deposit ratio	85.18%	85.26%	83.64%
Number of full time equivalent employees	4,139	4,087	3,457
Number of locations	282	281	227
Number of ATMs	337	337	286

______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

The Company reported net income of $82.1 million for the current quarter, an increase of $18.4 million, or 29 percent, from the prior quarter net income of $63.8 million and an increase of $27.6 million, or 51 percent, from the prior year first quarter net income of $54.6 million. Diluted earnings per share for the current quarter was $0.63 per share, an increase of $0.14 per share, or 29 percent, from the prior quarter diluted earnings per share of $0.49 and an increase of $0.15 per share, or 31 percent, from the prior year first quarter diluted earnings per share of $0.48. Diluted operating earnings per share for the current quarter was $0.70 per share, an increase of $0.01 per share, or 1 percent, from the prior quarter diluted operating earnings per share of $0.69 and an increase of $0.23 per share, or 49 percent, from the prior year first quarter diluted operating earnings per share of $0.47. The current quarter included $8.9 million in acquisition-related expenses and $2.8 million of compensation from acquisition-related employment agreements.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Cash and cash equivalents	$1,385,237	1,235,261	981,485	149,976	403,752
Debt securities, available-for-sale	3,585,531	4,007,512	4,172,312	(421,981)	(586,781)
Debt securities, held-to-maturity	3,058,662	3,110,216	3,261,575	(51,554)	(202,913)
Total debt securities	6,644,193	7,117,728	7,433,887	(473,535)	(789,694)
Loans receivable [1]
Residential real estate	2,167,860	2,457,907	1,850,079	(290,047)	317,781
Commercial real estate	13,918,178	13,565,512	10,952,809	352,666	2,965,369
Other commercial	3,466,863	3,497,829	3,121,477	(30,966)	345,386
Home equity	1,048,971	977,206	920,132	71,765	128,839
Other consumer	431,791	429,342	374,021	2,449	57,770
Loans receivable	21,033,663	20,927,796	17,218,518	105,867	3,815,145
Allowance for credit losses	(255,771)	(255,319)	(210,400)	(452)	(45,371)
Loans receivable, net	20,777,892	20,672,477	17,008,118	105,415	3,769,774
Other assets	2,926,760	2,952,597	2,435,389	(25,837)	491,371
Total assets	$31,734,082	31,978,063	27,858,879	(243,981)	3,875,203
______________________________
1     In connection with the current quarter core system conversion from the acquisition of Guaranty Bancshares, Inc. and its wholly owned subsidiary, Guaranty Bank & Trust (collectively, “Guaranty”), Guaranty loans were reclassified to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

The Company continues to maintain a strong cash position of $1.385 billion at March 31, 2026, which was an increase of $150 million, or 12 percent, over the prior quarter and an increase of $404 million, or 41 percent, over the prior year first quarter. Total debt securities of $6.644 billion at March 31, 2026 decreased $474 million, or 7 percent, during the current quarter and decreased $790 million, or 11 percent, from the prior year first quarter. Debt securities represented 21 percent of total assets at March 31, 2026 compared to 22 percent at December 31, 2025 and 27 percent at March 31, 2025.

The loan portfolio of $21.034 billion at March 31, 2026 increased $106 million, or 2 percent annualized, during the current quarter. The loan portfolio increased $3.815 billion, or 22 percent, from the prior year first quarter. Excluding the acquisition of Bank of Idaho Holding Co. and its wholly owned subsidiary, Bank of Idaho (collectively, “BOID”) on April 30, 2025 and the Guaranty acquisition on October 1, 2025, the loan portfolio organically increased $638 million, or 4 percent, from the prior year first quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

				$ Change from
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Deposits
Non-interest bearing deposits	$7,427,280	7,314,779	6,100,548	112,501	1,326,732
NOW and DDA accounts	6,217,728	6,236,551	5,676,177	(18,823)	541,551
Savings accounts	3,193,293	3,158,939	2,896,378	34,354	296,915
Money market deposit accounts	4,049,361	3,948,201	2,816,874	101,160	1,232,487
Certificate accounts	3,851,209	3,928,550	3,140,333	(77,341)	710,876
Core deposits, total	24,738,871	24,587,020	20,630,310	151,851	4,108,561
Wholesale deposits	3,000	4,076	3,740	(1,076)	(740)
Deposits, total	24,741,871	24,591,096	20,634,050	150,775	4,107,821
Securities sold under agreements to repurchase	2,085,623	2,084,113	1,849,070	1,510	236,553
FHLB advances	—	440,000	1,520,000	(440,000)	(1,520,000)
Other borrowed funds	51,564	51,473	62,216	91	(10,652)
Finance lease liabilities	31,209	28,808	20,227	2,401	10,982
Subordinated debentures	188,032	187,492	133,145	540	54,887
Other liabilities	387,284	381,260	352,563	6,024	34,721
Total liabilities	$27,485,583	27,764,242	24,571,271	(278,659)	2,914,312

Total deposits of $24.7 billion at March 31, 2026 increased $151 million, or 2 percent annualized, during the current quarter and increased $4.108 billion, or 20 percent, from the prior year first quarter. Excluding the BOID and Guaranty acquisitions, total deposits organically increased $323 million, or 2 percent, from the prior year first quarter.

Non-interest bearing deposits of $7.427 billion at March 31, 2026 increased $113 million, or 6 percent annualized, from the prior quarter and increased $1.327 billion, or 22 percent, from the prior year first quarter. Excluding the BOID and Guaranty acquisitions, total non-interest bearing deposits organically increased $223 million, or 4 percent, from the prior year first quarter. Non-interest bearing deposits represented 30 percent of total deposits at each of March 31, 2026, December 31, 2025 and March 31, 2025.

The remaining $440 million of Federal Home Loan Bank (“FHLB”) advances were paid off during the current quarter. Subordinated debentures of $188 million increased $54.9 million, or 41 percent, from the prior year first quarter as a result of acquisitions. See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity ratios as of the dates indicated:

				$ Change from
(Dollars in thousands, except per share data)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Stockholders’ equity to total assets	13.39%	13.18%	11.80%
Tangible stockholders’ equity to total tangible assets (non-GAAP) [1]	9.15%	8.95%	8.18%
Book value per common share	$32.65	32.42	28.96	0.23	3.69
Tangible book value per common share (non-GAAP) [1]	$21.29	21.01	19.28	0.28	2.01
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Tangible stockholders’ equity of $2.770 billion at March 31, 2026 increased $39 million, or 1 percent, compared to the prior quarter and was primarily due to earnings retention. Tangible stockholders’ equity at March 31, 2026, increased $581 million, or 27 percent, from the prior year first quarter, primarily due to $765 million of Company stock issued in connection with the acquisitions of BOID and Guaranty and an $87 million decrease in other comprehensive loss. The increase was partially offset by the increase in goodwill and core deposit intangible associated with the BOID and Guaranty acquisitions. Tangible book value per common share of $21.29 at the current quarter end increased $0.28 per share, or 1 percent, from the prior quarter and increased
$2.01 per share, or 10 percent, from the prior year first quarter.

Cash Dividend
On March 25, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable April 16, 2026 to shareholders of record on April 7, 2026. The dividend was the Company’s 164th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended March 31, 2026
Compared to December 31, 2025, and March 31, 2025

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Net interest income
Interest income	$362,337	372,754	289,925	(10,417)	72,412
Interest expense	93,660	106,688	99,946	(13,028)	(6,286)
Total net interest income	268,677	266,066	189,979	2,611	78,698
Non-interest income
Deposit service charges and other fees	15,265	15,904	13,215	(639)	2,050
Payment services	11,368	12,626	9,328	(1,258)	2,040
Miscellaneous loan fees and charges	2,279	2,519	1,691	(240)	588
Gain on sale of loans	5,108	4,594	4,311	514	797
Gain (loss) on sale of investments	—	—	—	—	—
Other income	4,062	4,804	4,097	(742)	(35)
Total non-interest income	38,082	40,447	32,642	(2,365)	5,440
Total income	$306,759	306,513	222,621	246	84,138
Net interest margin (tax-equivalent)	3.80%	3.58%	3.04%
Core net interest margin (non-GAAP) [1]	3.73%	3.51%	2.98%
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net Interest Income
Net interest income of $269 million for the current quarter increased $2.6 million, or 1 percent, from the prior quarter net interest income of $266 million and increased $78.7 million, or 41 percent, from the prior year first quarter net interest income of $190 million. The current quarter interest income of $362 million decreased $10.4 million, or 3 percent, over the prior quarter, which primarily attributable to a decrease in debt securities. The current quarter interest income increased $72.4 million, or 25 percent, over the prior year first quarter and was primarily driven by both increased loans and increased interest rates on earning assets. The loan yield of 6.16 percent in the current quarter increased 7 basis points from the prior quarter loan yield of 6.09 percent and increased 39 basis points from the prior year first quarter loan yield of 5.77 percent.

The current quarter interest expense of $93.7 million decreased $13.0 million, or 12 percent, from the prior quarter, primarily due to a decrease in interest rates on deposits and a decrease in higher cost borrowings. The current quarter interest expense decreased $6.3 million, or 6 percent, from the prior year first quarter and was primarily attributable to the decrease in higher cost borrowings. Deposit cost (including non-interest bearing deposits) decreased to 1.20 percent in the current quarter compared to 1.26 percent in the prior quarter and 1.25 percent in the prior year first quarter.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.80 percent, an increase of 22 basis points from the prior quarter net interest margin of 3.58 percent and was primarily driven by an increase in loan yields and a decrease in the total cost of funding. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter increased 76 basis points from the prior year first quarter net interest margin of 3.04 percent and was also primarily driven by the increase in loan yields and the decrease in the total cost of funding. Core net interest margin was 3.73 percent in the current quarter compared to 3.51 percent in the prior quarter and 2.98 percent in the prior year first quarter, with the increases also being primarily driven by an increase in loan yields and a decrease in total cost of funding.

Non-interest Income
Non-interest income for the current quarter totaled $38.1 million, which was a decrease of $2.4 million, or 6 percent, over the prior quarter and an increase of $5.4 million, or 17 percent, over the prior year first quarter. Deposit service charges and other fees of $15.3 million for the current quarter decreased $639 thousand, or 4 percent, compared to the prior quarter and was primarily due to seasonal fluctuations. Payment services of $11.4 million for the current quarter decreased $1.3 million, or 10 percent, from the prior quarter and was also primarily driven by seasonal fluctuations. Deposit service charges and other fees increased $2.1 million, or 15 percent, compared to the prior year first quarter and payment services increased $2.0 million, or 22 percent, over the prior year first quarter. Gain on the sale of residential loans of $5.1 million for the current quarter increased $514 thousand, or 11 percent, compared to the prior quarter and increased $797 thousand, or 18 percent, from the prior year first quarter. Other income of $4.1 million in the current quarter decreased $742 thousand, or 15 percent, and was primarily attributable to an $825 thousand decrease in income related to bank owned life insurance proceeds.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Compensation and employee benefits	$115,770	110,999	91,443	4,771	24,327
Occupancy and equipment	15,682	17,529	12,294	(1,847)	3,388
Advertising and promotions	5,256	4,609	4,144	647	1,112
Data processing	13,273	13,089	9,138	184	4,135
Other real estate owned	206	140	63	66	143
Regulatory assessments and insurance	6,403	5,495	5,534	908	869
Intangibles amortization	4,799	5,180	3,270	(381)	1,529
Other expenses	39,140	37,516	25,432	1,624	13,708
Total non-interest expense	$200,529	194,557	151,318	5,972	49,211

Total non-interest expense of $201 million for the current quarter increased $6.0 million, or 3 percent, over the prior quarter. Total non-interest expense increased $49.2 million, or 33 percent, over the prior year first quarter and was primarily driven by increased costs from the BOID and Guaranty acquisitions. Compensation and employee benefits of $116 million for the current quarter increased by $4.8 million, or 4 percent, over the prior quarter, which was primarily driven by annual salary increases and increased employee benefits.

Compensation and employee benefits increased $24.3 million, or 27 percent, from the prior year first quarter and was primarily driven by annual salary increases and increases in staffing levels from the BOID and Guaranty acquisitions. Occupancy and equipment expense of $15.7 million decreased $1.8 million, or 11 percent, from the prior quarter and was primarily due to the prior quarter including $1.1 million of expenses related to vacating branch locations. Regulatory assessment and insurance expense of $6.4 million increased $908 thousand, or 17 percent, from the prior quarter, primarily from a $739 thousand decrease in expense reduction in the prior quarter related to an FDIC special assessment.

Other expenses of $39.1 million increased $1.6 million, or 4 percent, from the prior quarter and was primarily driven by increased acquisition-related expenses.

Acquisition-related expense was $8.9 million in the current quarter compared to $5.8 million in the prior quarter and $587 thousand in the prior year first quarter. In addition, compensation and employee benefits included $2.8 million of expense attributable to acquisition-related employment agreements in the current quarter compared to $2.9 million in the prior quarter and $251 thousand in the prior year first quarter.

Efficiency Ratio
The efficiency ratio was 63.05 percent in the current quarter compared to 61.04 percent in the prior quarter and 65.49 percent in the prior year first quarter. The increase from the prior quarter was principally driven by the increase in acquisition-related expenses. The decrease from the prior year first quarter was primarily due to the increase in net interest income which outpaced the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
First quarter 2026	$3,514	$3,062	1.22%	0.44%	0.25%
Fourth quarter 2025	32,491	6,368	1.22%	0.38%	0.22%
Third quarter 2025	5,192	2,914	1.22%	0.21%	0.19%
Second quarter 2025	18,009	1,645	1.22%	0.29%	0.17%
First quarter 2025	6,154	1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%
Second quarter 2024	5,066	2,890	1.19%	0.29%	0.06%

Net charge-offs for the current quarter were $3.1 million compared to $6.4 million in the prior quarter and $1.8 million for the prior year first quarter. The current quarter net charge-offs included $2.2 million in deposit overdraft net charge-offs and $896 thousand of net loan charge-offs.

The current quarter provision for credit loss expense of $6.1 million included $3.5 million of credit loss expense on loans and $2.6 million of credit loss expense on unfunded loan commitments.

The allowance for credit losses (“ACL”) on loans as a percentage of total loans outstanding was 1.22 percent at each of March 31, 2026, December 31, 2025 and March 31, 2025. Loan portfolio growth, composition, average loan size, credit quality considerations, economic forecasts, actual results, and other environmental factors will continue to determine the level of the ACL on loans. The determination of the ACL on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Non-GAAP Financial Measures and Reconciliations

(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Tangible Equity
Total stockholders’ equity	$4,248,499	4,213,821	3,287,608
Less: goodwill and intangible assets, net	(1,478,753)	(1,483,552)	(1,099,229)
Tangible stockholders' equity (non-GAAP)	$2,769,746	2,730,269	2,188,379

Tangible Assets
Total assets	$31,734,082	31,978,063	27,858,879
Less: goodwill and intangible assets, net	(1,478,753)	(1,483,552)	(1,099,229)
Tangible assets (non-GAAP)	$30,255,329	30,494,511	26,759,650

Tangible equity to tangible assets (non-GAAP)	9.15%	8.95%	8.18%
Book value per share	$0.03	$0.03	$0.03
Tangible book value per share (non-GAAP)	$0.02	$0.02	$0.02

	At or for the Three Months ended
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Core Net Interest Margin
Net interest income (tax equivalent) [1]	$272,383	269,618	193,400
Purchase accounting	(5,140)	(4,628)	(3,361)
Non-accrual loan (recovery) reversal	(42)	(693)	14
Core net interest income (tax equivalent) (non-GAAP)	$267,201	264,297	190,053

Average earning assets	$29,078,665	29,842,441	25,830,807

Net interest margin	3.80%	3.58%	3.04%
Core net interest margin (non-GAAP)	3.73%	3.51%	2.98%
______________________________
1 Includes tax effect of 3.7 million, 3.6 million and 3.4 million on tax-exempt municipal loan and lease income, tax-exempt debt securities income and federal income tax credits for the three months ended March 31, 2026 , December 31, 2025, and March 31, 2025, respectively.

	At or for the Three Months ended
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Operating Diluted Earnings Per Share
Net income	$82,144	63,779	54,568
Operating adjustments
Loan interest (recovery) reversal	(42)	(693)	14
BOLI proceeds	(776)	(1,601)	(1,114)
Acquisition-related compensation	2,775	2,946	251
Lease terminations	200	1,101	—
FDIC special assessment	(87)	(827)	(219)
Loss (gain) on fixed assets	445	1,918	(1,010)
Acquisition ACL expense	—	27,247	—
Acquisition-related expense	8,907	5,802	587
Tax impact	(3,018)	(9,274)	264
Net operating adjustments	8,404	26,619	(1,227)
Operating net income (non-GAAP)	$90,548	90,398	53,341

Weighted average diluted commons shares outstanding	130,242,765	130,145,104	113,546,365
Diluted EPS	$0.63	$0.49	$0.48
Operating diluted EPS (non-GAAP)	$0.70	$0.69	$0.47

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

Debt Securities
Debt securities classified as AFS are carried at estimated fair value and debt securities classified as HTM are carried at amortized cost. Unrealized gains or losses, net of tax, on AFS debt securities are reflected as an adjustment to OCI. The Company’s debt securities are summarized below:

	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$240,893	4%	$255,930	4%	$472,122	6%
U.S. government sponsored enterprises	123,234	2%	312,488	4%	313,508	4%
State and local governments	152,283	2%	164,084	2%	67,917	1%
Corporate bonds	13,561	—%	33,949	1%	14,652	1%
Residential mortgage-backed securities	2,081,594	31%	2,215,119	31%	2,278,421	31%
Commercial mortgage-backed securities	973,966	15%	1,025,942	14%	1,025,692	14%
Total available-for-sale	3,585,531	54%	4,007,512	56%	4,172,312	57%
Held-to-maturity
U.S. government and federal agency	867,249	13%	865,696	12%	860,978	11%
State and local governments	1,575,040	24%	1,587,673	23%	1,613,709	21%
Residential mortgage-backed securities	616,373	9%	656,847	9%	786,888	11%
Total held-to-maturity	3,058,662	46%	3,110,216	44%	3,261,575	43%
Total debt securities	$6,644,193	100%	$7,117,728	100%	$7,433,887	100%

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

State and local government securities carry different risks that are not as prevalent in other security types. The Company evaluates the investment grade quality of its securities in accordance with regulatory guidance. Investment grade securities are those where the issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment. An issuer has an adequate capacity to meet financial commitments if the risk of default by the obligor is low and the full and timely payment of principal and interest are expected. In assessing credit risk, the Company may use credit ratings from NRSRO entities such as S&P and Moody’s as support for the evaluation; however, they are not solely relied upon. There have been no significant differences in the Company’s internal evaluation of the creditworthiness of any issuer when compared with the ratings assigned by the NRSROs.

The following table stratifies the state and local government securities by the associated NRSRO ratings. The highest issued rating was used to categorize the securities in the table for those securities where the NRSRO ratings were not at the same level.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$461,310	416,597	470,591	430,538
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,214,728	1,068,964	1,228,601	1,093,684
S&P: A+, A, A- / Moody’s: A1, A2, A3	45,278	44,825	45,339	45,083
Not rated by either entity	8,443	8,176	8,447	8,170
Total	$1,729,759	1,538,562	1,752,978	1,577,475

State and local government securities largely consist of general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$357,235	334,864	368,095	348,356
General obligation - limited	194,076	173,580	204,370	185,810
Revenue	1,140,105	995,315	1,142,091	1,008,112
Certificate of participation	35,055	31,481	35,134	31,854
Other	3,288	3,322	3,288	3,343
Total	$1,729,759	1,538,562	1,752,978	1,577,475

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$367,225	329,244	367,478	332,746
Texas	187,156	174,763	204,775	194,031
California	108,569	100,167	108,915	101,273
Washington	85,719	77,696	86,633	78,960
Colorado	77,466	68,120	77,665	68,872
All other states	903,624	788,572	907,512	801,593
Total	$1,729,759	1,538,562	1,752,978	1,577,475

The following table presents the carrying amount and weighted-average yield of AFS (at fair value) and HTM (at amortized cost) debt securities by contractual maturity at March 31, 2026. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$179,298	1.19%	$54,737	3.66%	$972	4.44%	$5,886	3.56%	$—	—%	$240,893	1.83%
U.S. government sponsored enterprises	113,751	1.39%	9,483	3.71%	—	—%	—	—%	—	—%	123,234	1.56%
State and local governments	15,030	1.79%	26,603	2.61%	64,684	3.15%	45,966	3.72%	—	—%	152,283	3.10%
Corporate bonds	—	—%	9,897	6.44%	2,953	5.69%	711	0.46%	—	—%	13,561	5.96%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	2,081,594	1.42%	2,081,594	1.42%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	973,966	3.64%	973,966	3.64%
Total available-for-sale	308,079	1.29%	100,720	3.67%	68,609	3.27%	52,563	3.66%	3,055,560	2.11%	3,585,531	2.13%
Held-to-maturity
U.S. government and federal agency	378,223	1.09%	489,026	1.22%	—	—%	—	—%	—	—%	867,249	1.16%
State and local governments	7,938	3.61%	113,279	3.61%	264,743	3.34%	1,189,080	3.02%	—	—%	1,575,040	3.12%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	616,373	1.00%	616,373	1.00%
Total held-to-maturity	386,161	1.14%	602,305	1.67%	264,743	3.34%	1,189,080	3.02%	616,373	1.00%	3,058,662	2.14%
Total debt securities	$694,240	1.21%	$703,025	1.96%	$333,352	3.33%	$1,241,643	3.05%	$3,671,933	1.93%	$6,644,193	2.13%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its AFS debt securities with unrealized losses as of March 31, 2026, the Company determined the decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL has been recognized at March 31, 2026 on either category.

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

	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$2,167,860	10%	$2,457,907	12%	$1,850,079	11%
Commercial real estate	13,918,178	67%	13,565,512	65%	10,952,809	64%
Other commercial	3,466,863	17%	3,497,829	17%	3,121,477	18%
Home equity	1,048,971	5%	977,206	5%	920,132	6%
Other consumer	431,791	2%	429,342	2%	374,021	2%
Loans receivable [1]	21,033,663	101%	20,927,796	101%	17,218,518	101%
Allowance for credit losses	(255,771)	(1)%	(255,319)	(1)%	(210,400)	(1)%
Loans receivable, net	$20,777,892	100%	$20,672,477	100%	$17,008,118	100%
______________________________
1    In connection with the Guaranty core system conversion in the first quarter 2026, Guaranty loans were reclassified to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

The largest category of the Company’s loan portfolio is CRE. An additional breakdown of the Company’s CRE portfolio follows.

	March 31, 2026
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$807,258	$916,225	$1,723,483	12.4%
Retail	513,747	1,162,668	1,676,415	12.0%
Industrial and warehouse	973,541	551,418	1,524,959	11.0%
Multi-family	—	1,364,662	1,364,662	9.8%
Hotel	—	863,011	863,011	6.2%
Mini and RV Storage	23,322	737,523	760,845	5.5%
Medical and nursing	369,033	346,920	715,953	5.1%
Agriculture real estate	706,468	—	706,468	5.1%
Land	89,287	560,951	650,238	4.7%
Restaurant and entertainment	310,442	154,050	464,492	3.3%
Automotive and transportation	380,145	80,813	460,958	3.3%
Other commercial real estate	2,409,687	597,007	3,006,694	21.6%
Total commercial real estate	$6,582,930	$7,335,248	$13,918,178	100%

The following table summarizes the Company’s CRE portfolio by geographic location, including occupancy as of the date indicated:

(Dollars in thousands)	March 31, 2026
	Amount	Percent of total CRE
Montana	$3,179,645	22.8%
Utah	2,133,727	15.3%
Idaho	1,957,446	14.1%
Texas	1,485,746	10.7%
Arizona	1,414,865	10.2%
Colorado	1,166,056	8.4%
Washington	997,319	7.2%
Wyoming	821,057	5.9%
Nevada	762,317	5.5%
Total commercial real estate	$13,918,178	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our nine-state footprint. Specifically, our CRE portfolio has an average loan balance of $802.0 million with an average loan-to-value ratio (“LTV”) of 57% as of March 31, 2026.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Other real estate owned and foreclosed assets	$1,610	411	1,153
Accruing loans 90 days or more past due	13,470	5,997	5,289
Non-accrual loans	64,415	62,487	32,896
Total non-performing assets	$79,495	68,895	39,338
Non-performing assets as a percentage of subsidiary assets	0.25%	0.22%	0.14%
ACL as a percentage of non-performing loans	328%	373%	551%
Accruing loans 30-89 days past due	$91,760	78,826	46,458
U.S. government guarantees included in non-performing assets	$8,066	8,733	685
Interest income [1]	$984	3,669	1,897
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $79.5 million at March 31, 2026 increased $10.6 million, or 15 percent, over the prior quarter and increased $40.2 million, or 102 percent, over the prior year first quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $91.8 million at March 31, 2026 increased $12.9 million from the prior quarter and increased $45.3 million from the prior year first quarter. Early stage delinquencies as a percentage of loans at March 31, 2026 were 0.44 percent compared to 0.38 percent for the prior quarter and 0.27 percent for the prior year first quarter and remain at historically low levels for the Company.

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

Modifications to Borrowers Experiencing Financial Difficulty
The Company identifies and monitors MBFD loans. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: current payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at March 31, 2026 had an amortized cost of $2.3 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO and other foreclosed assets during 2026 was $1.7 million. The fair value of the loan collateral acquired in foreclosure during 2026 was $1.4 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Balance at beginning of period	$411	1,164	1,164
Additions	1,374	2,367	30
Write-downs	—	(76)	—
Sales	(175)	(3,044)	(41)
Balance at end of period	$1,610	411	1,153

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	March 31, 2026			December 31, 2025			March 31, 2025
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$25,949	10%	10%	$31,875	12%	12%	$26,595	13%	11%
Commercial real estate	171,733	67%	66%	166,803	65%	65%	140,369	67%	64%
Other commercial	39,025	15%	17%	37,954	15%	16%	25,642	12%	18%
Home equity	11,763	5%	5%	11,645	5%	5%	11,348	5%	5%
Other consumer	7,301	3%	2%	7,042	3%	2%	6,446	3%	2%
Total	$255,771	100%	100%	$255,319	100%	100%	$210,400	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Three Months ended	At or for the Year ended	At or for the Three Months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Balance at beginning of period	$255,319	206,041	206,041
Acquisitions	—	154	—
Provision for credit losses	3,514	61,846	6,154
Net (charge-offs) recoveries
Residential real estate	14	273	62
Commercial real estate	(94)	(1,827)	356
Other commercial	(1,094)	(3,568)	(480)
Home equity	(295)	(28)	23
Other consumer	(1,593)	(7,572)	(1,756)
Net charge-offs	(3,062)	(12,722)	(1,795)
Balance at end of period	$255,771	255,319	210,400
ACL as a percentage of total loans	1.22%	1.22%	1.22%
Non-accrual loans as a percentage of total loans	0.31%	0.30%	0.19%
ACL as a percentage of non-accrual loans	397.07%	408.60%	639.59%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	March 31, 2026	December 31, 2025	March 31, 2025
Residential real estate	—%	0.01%	—%
Commercial real estate	—%	(0.02)%	—%
Other commercial	(0.03)%	(0.11)%	(0.02)%
Home equity	(0.03)%	—%	—%
Other consumer	(0.37)%	(1.91)%	(0.46)%
Total net (charge-offs) recoveries	(0.01)%	(0.07)%	(0.01)%

The provision for credit loss expense of $6.1 million included $3.5 million of credit loss expense on loans and $2.6 million of credit loss expense on unfunded loan commitments. Net charge-offs for the current quarter were $3.1 million compared to $6.4 million in the prior quarter and $1.8 million for the prior year first quarter. The current quarter net charge-offs included $2.2 million in deposit overdraft net charge-offs and $896 thousand of net loan charge-offs.

The ACL on loans as a percentage of total loans outstanding was 1.22 percent at each of March 31, 2026, December 31, 2025 and March 31, 2025. The Company’s ACL of $256 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended March 31, 2026 and 2025, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 282 locations, including 237 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the effects of changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of eighteen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Custom and owner occupied construction	$227,869	$263,713	$233,584	(14)%	(2)%
Pre-sold and spec construction	268,831	255,542	200,921	5%	34%
Total residential construction	496,700	519,255	434,505	(4)%	14%
Land development	218,943	263,262	177,448	(17)%	23%
Consumer land or lots	234,467	247,769	197,553	(5)%	19%
Unimproved land	240,944	167,796	115,528	44%	109%
Developed lots for operative builders	50,056	69,786	64,782	(28)%	(23)%
Commercial lots	120,528	155,631	95,574	(23)%	26%
Other construction	1,144,637	1,122,350	714,151	2%	60%
Total land, lot, and other construction	2,009,575	2,026,594	1,365,036	(1)%	47%
Owner occupied	3,908,697	3,950,726	3,182,589	(1)%	23%
Non-owner occupied	5,125,101	4,859,173	4,054,107	5%	26%
Total commercial real estate	9,033,798	8,809,899	7,236,696	3%	25%
Commercial and industrial	1,630,625	1,649,101	1,392,365	(1)%	17%
Agriculture	1,252,040	1,282,861	1,016,081	(2)%	23%
First lien	3,051,563	3,098,023	2,499,494	(1)%	22%
Junior lien	103,240	106,205	85,343	(3)%	21%
Total 1-4 family	3,154,803	3,204,228	2,584,837	(2)%	22%
Multifamily residential	1,068,813	1,019,484	874,071	5%	22%
Home equity lines of credit	1,081,438	1,076,201	989,043	—%	9%
Other consumer	227,762	237,393	188,388	(4)%	21%
Total consumer	1,309,200	1,313,594	1,177,431	—%	11%
States and political subdivisions	945,587	964,591	1,001,058	(2)%	(6)%
Other	174,174	177,375	176,961	(2)%	(2)%
Total loans receivable, including loans held for sale	21,075,315	20,966,982	17,259,041	1%	22%
Less loans held for sale [1]	(41,652)	(39,186)	(40,523)	6%	3%
Total loans receivable	$21,033,663	$20,927,796	$17,218,518	1%	22%
______________________________
1 Loans held for sale are primarily First lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type			Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Mar 31, 2026	Mar 31, 2026	Mar 31, 2026
Custom and owner occupied construction	$404	183	194	404	—	—
Pre-sold and spec construction	889	919	2,896	889	—	—
Total residential construction	1,293	1,102	3,090	1,293	—	—
Land development	866	898	935	866	—	—
Consumer land or lots	17	79	173	17	—	—
Developed lots for operative builders	567	456	531	—	—	567
Commercial lots	—	556	47	—	—	—
Other construction	580	129	—	—	—	580
Total land, lot and other construction	2,030	2,118	1,686	883	—	1,147
Owner occupied	4,254	3,969	3,601	3,418	836	—
Non-owner occupied	18,423	7,606	2,235	18,423	—	—
Total commercial real estate	22,677	11,575	5,836	21,841	836	—
Commercial and industrial	26,480	27,308	12,367	22,225	4,144	111
Agriculture	6,119	3,549	2,382	2,371	3,748	—
First lien	14,231	15,816	8,752	9,949	4,167	115
Junior lien	1,276	1,776	296	1,276	—	—
Total 1-4 family	15,507	17,592	9,048	11,225	4,167	115
Multifamily residential	409	395	400	409	—	—
Home equity lines of credit	3,746	3,968	3,479	3,420	171	155
Other consumer	1,151	1,229	1,003	748	321	82
Total consumer	4,897	5,197	4,482	4,168	492	237
Other	83	59	47	—	83	—
Total	$79,495	68,895	39,338	64,415	13,470	1,610

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type			% Change from
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Custom and owner occupied construction	$—	$533	$786	(100)%	(100)%
Pre-sold and spec construction	2,284	1,189	—	92%	n/m
Total residential construction	2,284	1,722	786	33%	191%
Land development	416	3,994	—	(90)%	n/m
Consumer land or lots	1,041	1,162	1,026	(10)%	1%
Unimproved land	454	—	32	n/m	1,319%
Developed lots for operative builders	5,218	2,300	—	127%	n/m
Commercial lots	—	965	189	(100)%	(100)%
Other construction	—	4,787	—	(100)%	n/m
Total land, lot and other construction	7,129	13,208	1,247	(46)%	472%
Owner occupied	9,985	6,103	3,786	64%	164%
Non-owner occupied	21,459	15,388	346	39%	6,102%
Total commercial real estate	31,444	21,491	4,132	46%	661%
Commercial and industrial	11,662	10,215	5,358	14%	118%
Agriculture	4,424	2,390	5,731	85%	(23)%
First lien	19,407	19,699	14,826	(1)%	31%
Junior lien	2,576	20	1,023	12,780%	152%
Total 1-4 family	21,983	19,719	15,849	11%	39%
Multifamily residential	869	150	—	479%	n/m
Home equity lines of credit	7,111	5,415	6,993	31%	2%
Other consumer	1,755	1,866	1,824	(6)%	(4)%
Total consumer	8,866	7,281	8,817	22%	1%
States and political subdivisions	—	—	3,220	n/m	(100)%
Other	3,099	2,650	1,318	17%	135%
Total	$91,760	$78,826	$46,458	16%	98%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type			Charge-Offs	Recoveries
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Mar 31, 2026	Mar 31, 2026
Land development	$—	(358)	(341)	—	—
Consumer land or lots	—	(5)	(3)	—	—
Developed lots for operative builders	—	(8)	—	—	—
Total land, lot and other construction	—	(371)	(344)	—	—
Owner occupied	—	(2)	(1)	—	—
Non-owner occupied	—	2,232	(6)	—	—
Total commercial real estate	—	2,230	(7)	—	—
Commercial and industrial	576	2,104	92	607	31
Agriculture	(2)	(112)	(1)	—	2
First lien	86	(182)	(69)	121	35
Junior lien	(19)	(38)	(5)	—	19
Total 1-4 family	67	(220)	(74)	121	54
Home equity lines of credit	82	43	(20)	114	32
Other consumer	173	1,600	276	320	147
Total consumer	255	1,643	256	434	179
Other	2,166	7,448	1,873	3,024	858
Total	$3,062	12,722	1,795	4,186	1,124

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

	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,427,280	30%	$7,314,779	30%	$6,100,548	30%
NOW and DDA accounts	6,217,728	25%	6,236,551	25%	5,676,177	27%
Savings accounts	3,193,293	13%	3,158,939	13%	2,896,378	14%
Money market deposit accounts	4,049,361	16%	3,948,201	16%	2,816,874	14%
Certificate accounts	3,851,209	16%	3,928,550	16%	3,140,333	15%
Wholesale deposits	3,000	—%	4,076	—%	3,740	—%
Total interest bearing deposits	17,314,591	70%	17,276,317	70%	14,533,502	70%
Total deposits	$24,741,871	100%	$24,591,096	100%	$20,634,050	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2026. The subordinated debentures outstanding as of March 31, 2026 were $188 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of March 31, 2026 and determined its ACL of $32.5 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
FHLB advances
Borrowing capacity	$4,958,232	4,872,433
Amount utilized	—	(440,000)
Letters of credit and other pledged collateral	(14,776)	(10,224)
Amount available	$4,943,456	4,422,209
FRB discount window
Borrowing capacity	$2,159,845	2,048,309
Amount utilized	—	—
Amount available	$2,159,845	2,048,309
Unsecured lines of credit available	$530,000	530,000
Unencumbered debt securities
U.S. government and federal agency	$74,422	90,783
U.S. government sponsored enterprises	—	13,758
State and local governments	831,733	929,248
Corporate bonds	13,561	33,949
Residential mortgage-backed securities	69,485	160,623
Commercial mortgage-backed securities	578,442	794,427
Total unencumbered debt securities [1]	$1,567,643	2,022,788
____________________________
1 Total unencumbered debt securities at March 31, 2026, included $814.9 million classified as AFS and $752.7 million classified as HTM. Total unencumbered debt securities at December 31, 2025, included $1.2 billion classified as AFS, and $828.1 million classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 130,124,378 have been issued as of March 31, 2026. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of March 31, 2026. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of March 31, 2026, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of March 31, 2026:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank regulatory ratios	14.13%	12.89%	12.89%	9.80%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Three Months ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Income before income taxes	$100,166	63,489
Federal and state income tax expense	18,022	8,921
Net income	$82,144	54,568
Effective tax rate [1]	18.0%	14.1%
Income from tax-exempt debt securities, municipal loans and leases	$21,182	20,860
Benefits from federal income tax credits	$9,102	9,560
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense during the first quarter of 2026 was $18.0 million, an increase of $5.5 million, or 44 percent, compared to the prior quarter and an increase of $9.1 million, or 102 percent, from the prior year first quarter. The effective tax rate in the current quarter was 18.0 percent compared to 16.4 percent in the prior quarter and 14.1 percent in the prior year first quarter. The higher tax expense and higher effective tax rate in the current quarter compared to the prior quarter and prior year first quarter was primarily the result of an increase in pretax income.

The Company has equity investments in CDEs which have received allocations of NMTCs. Administered by the CDFI Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. As of March 31, 2026, the Company has investments of $9.3 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax. The Company has investments in historic tax credits that are claimed over a five-year credit allowance period.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$5,192	31,567	43	564	37,366
2027	5,370	32,360	43	564	38,337
2028	3,354	30,012	43	—	33,409
2029	1,758	28,634	43	—	30,435
2030	1,068	27,134	43	—	28,245
Thereafter	—	90,119	62	—	90,181
	$16,742	239,826	277	1,128	257,973

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Three Months ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$2,360,462	$33,708	5.71%	$1,885,497	$24,275	5.15%
Commercial loans [1]	17,206,377	260,287	6.13%	14,091,210	198,921	5.73%
Consumer and other loans	1,425,664	24,887	7.08%	1,302,687	22,616	7.04%
Total loans [2]	20,992,503	318,882	6.16%	17,279,394	245,812	5.77%
Tax-exempt investment securities [3]	1,647,612	14,452	3.51%	1,604,851	13,936	3.47%
Taxable investment securities [4,5]	6,438,550	32,709	2.03%	6,946,562	33,598	1.93%
Total earning assets	29,078,665	366,043	5.11%	25,830,807	293,346	4.61%
Goodwill and intangibles	1,481,187			1,100,801
Non-earning assets	1,203,188			847,855
Total assets	$31,763,040			$27,779,463
Liabilities
Non-interest bearing deposits	$7,230,420	$—	—%	$5,989,490	$—	—%
NOW and DDA accounts	6,167,696	15,897	1.05%	5,525,976	15,065	1.11%
Savings accounts	3,163,850	5,500	0.71%	2,861,675	5,159	0.73%
Money market deposit accounts	3,963,618	19,078	1.95%	2,849,470	13,526	1.93%
Certificate accounts	3,896,903	31,742	3.30%	3,152,198	29,075	3.74%
Total core deposits	24,422,487	72,217	1.20%	20,378,809	62,825	1.25%
Short-term borrowings
Wholesale deposits [6]	3,615	34	3.81%	3,600	40	4.53%
Repurchase agreements	2,074,082	13,619	2.66%	1,842,773	13,733	3.02%
FHLB advances	361,778	4,226	4.67%	1,744,000	20,719	4.75%
Total short-term borrowings	2,439,475	17,879	2.93%	3,590,373	34,492	3.91%
Long-term borrowings
Subordinated debentures and other borrowed funds	267,450	3,564	5.40%	216,073	2,629	4.94%
Total interest bearing liabilities	27,129,412	93,660	1.40%	24,185,255	99,946	1.68%
Other liabilities	372,547			326,764
Total liabilities	27,501,959			24,512,019
Stockholders’ Equity
Stockholders’ equity	4,261,081			3,267,444
Total liabilities and stockholders’ equity	$31,763,040			$27,779,463
Net interest income (tax-equivalent)		$272,383			$193,400
Net interest spread (tax-equivalent)			3.71%			2.93%
Net interest margin (tax-equivalent)			3.80%			3.04%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.7 million and $1.5 million on tax-exempt municipal loan and lease income for the three months ended March 31, 2026, and March 31, 2025, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $2.0 million and $1.7 million on tax-exempt debt securities income for the three months ended March 31, 2026, and March 31, 2025, respectively.
4Includes interest income of $8.1 million and $6.1 million on average interest-bearing cash balances of $894.0 million and $559.5 million for the three months ended March 31, 2026, and March 31, 2025, respectively.
5Includes tax effect of $68 thousand and $150 thousand on federal income tax credits for the three months ended March 31, 2026, and March 31, 2025, respectively.
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

	Three Months ended March 31, 2026
	2026 vs. 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$6,114	3,319	9,433
Commercial loans (tax-equivalent)	43,977	17,389	61,366
Consumer and other loans	2,135	136	2,271
Investment securities (tax-equivalent)	(2,586)	2,213	(373)
Total interest income	49,640	23,057	72,697
Interest expense
NOW and DDA accounts	1,749	(917)	832
Savings accounts	545	(204)	341
Money market deposit accounts	5,289	263	5,552
Certificate accounts	6,869	(4,202)	2,667
Wholesale deposits	—	(6)	(6)
Repurchase agreements	1,724	(1,838)	(114)
FHLB advances	(16,421)	(72)	(16,493)
Subordinated debentures and other borrowed funds	625	310	935
Total interest expense	380	(6,666)	(6,286)
Net interest income (tax-equivalent)	$49,260	29,723	78,983

Net interest income (tax-equivalent) increased $79.0 million for the three months ended March 31, 2026 compared to the same period in 2025. The interest income for the first three months of the current year increased over the same period in the prior year, primarily from increased loan yields and loan growth. The decrease in interest expense for the first three months of the current year compared to prior year was primarily the result of a decrease in higher cost borrowings and a decrease in deposit costs.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s consolidated statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps, 200 bps, and 400 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of March 31, 2026.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	0.29%	(3.20%)
-200 bp Rate ramp	(0.08%)	(4.12%)
-200 bp Rate shock	(1.47%)	(6.94%)
-100 bp Rate shock	(1.20%)	(3.91%)
+100 bp Rate shock	2.15%	4.35%
+200 bp Rate shock	2.10%	6.37%
+200 bp Rate ramp	0.87%	3.84%
+400 bp Rate ramp	0.78%	3.27%
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s CEO and Chief Financial Officer (“CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of March 31, 2026. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2026, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company believes there have been no material changes from the risk factor previously disclosed in the Company’s 2025 Annual Report on Form 10-K. The risks and uncertainties described in the Company’s 2025 Annual Report on Form 10-K should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

GLACIER BANCORP, INC.

May 1, 2026	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

May 1, 2026	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO