Form 10-Q
period 2026-06-30
GLACIER BANCORP, INC.
filed 2026-08-04
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on July 16, 2026 was 130,211,953. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
SOFR – Secured Overnight Financing Rate
TBA – to-be-announced
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Cash on hand and in banks	$353,748	321,526
Interest bearing cash deposits	702,931	913,735
Cash and cash equivalents	1,056,679	1,235,261
Debt securities, available-for-sale	3,482,725	4,007,512
Debt securities, held-to-maturity	3,004,758	3,110,216
Total debt securities	6,487,483	7,117,728
Loans held for sale, at fair value	45,145	39,186
Loans receivable	21,363,723	20,927,796
Allowance for credit losses	(260,025)	(255,319)
Loans receivable, net	21,103,698	20,672,477
Premises and equipment, net	493,497	486,184
Right-of-use assets, net	76,428	75,574
Other real estate owned and foreclosed assets	1,541	411
Accrued interest receivable	120,254	120,092
Deferred tax asset, net	102,902	101,337
Intangibles, net	95,671	105,269
Goodwill	1,378,283	1,378,283
Federal Home Loan Bank stock, at cost	21,244	42,764
Bank-owned life insurance	235,984	235,090
Other assets	380,192	368,407
Total assets	$31,599,001	31,978,063
Liabilities
Non-interest bearing deposits	$7,423,439	7,314,779
Interest bearing deposits	17,230,678	17,276,317
Securities sold under agreements to repurchase	1,952,501	2,084,113
Federal Home Loan Bank advances	—	440,000
Other borrowed funds	52,880	51,473
Finance lease liabilities	31,606	28,808
Subordinated debentures	188,573	187,492
Accrued interest payable	29,542	32,786
Operating lease liabilities	51,320	52,869
Other liabilities	325,440	295,605
Total liabilities	27,285,979	27,764,242
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively	1,302	1,300
Paid-in capital	3,229,635	3,220,064
Retained earnings	1,253,379	1,159,567
Accumulated other comprehensive loss	(171,294)	(167,110)
Total stockholders’ equity	4,313,022	4,213,821
Total liabilities and stockholders’ equity	$31,599,001	31,978,063
Number of common stock shares issued and outstanding	130,202,054	129,971,712
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
(Dollars in thousands, except share and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest Income
Investment securities	$42,890	44,148	$88,016	89,794
Residential real estate loans	30,104	25,361	63,812	49,636
Commercial loans	266,123	214,816	524,739	412,204
Consumer and other loans	26,103	23,790	50,990	46,406
Total interest income	365,220	308,115	727,557	598,040
Interest Expense
Deposits	71,972	65,569	144,223	128,434
Securities sold under agreements to repurchase	13,227	14,109	26,846	27,842
Federal Home Loan Bank advances	—	17,806	4,226	38,525
Other borrowed funds	455	400	898	802
Subordinated debentures	3,138	2,615	6,259	4,842
Total interest expense	88,792	100,499	182,452	200,445
Net Interest Income	276,428	207,616	545,105	397,595
Provision for credit losses	6,355	20,267	12,419	28,081
Net interest income after provision for credit losses	270,073	187,349	532,686	369,514
Non-Interest Income
Deposit service charges and other fees	16,351	13,910	31,616	27,125
Payment services	12,012	10,457	23,380	19,785
Miscellaneous loan fees and charges	2,558	1,890	4,837	3,581
Gain on sale of loans	5,007	4,273	10,115	8,584
Gain (loss) on sale of securities	—	—	—	—
Other income	5,173	2,414	9,235	6,511
Total non-interest income	41,101	32,944	79,183	65,586
Non-Interest Expense
Compensation and employee benefits	116,299	94,355	232,069	185,798
Occupancy and equipment	15,661	12,558	31,343	24,852
Advertising and promotions	5,092	4,394	10,348	8,538
Data processing	12,380	9,883	25,653	19,021
Other real estate owned and foreclosed assets	83	26	289	89
Regulatory assessments and insurance	5,506	5,847	11,909	11,381
Intangibles amortization	4,799	3,624	9,598	6,894
Other expenses	26,880	24,432	66,020	49,864
Total non-interest expense	186,700	155,119	387,229	306,437
Income Before Income Taxes	124,474	65,174	224,640	128,663
Federal and state income tax expense	26,612	12,393	44,634	21,314
Net Income	$97,862	52,781	$180,006	107,349
Basic earnings per share	$0.75	0.45	1.38	0.93
Diluted earnings per share	$0.75	0.45	1.38	0.93
Dividends declared per share	$0.33	0.33	0.66	0.66
Average outstanding shares - basic	130,167,496	116,890,776	130,110,494	115,180,489
Average outstanding shares - diluted	130,346,888	116,918,290	130,283,236	115,244,550

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income	$97,862	52,781	$180,006	107,349
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized gains (losses) on available-for-sale securities	6,695	31,125	(6,618)	91,890
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,126	1,448	2,325	2,917
Tax effect	(1,939)	(8,117)	1,064	(23,626)
Net of tax amount	5,882	24,456	(3,229)	71,181
Fair Value Hedge:
Unrealized loss on derivatives used for fair value hedges	(1,499)	—	(1,270)	—
Tax effect	372	—	315	—
Net of tax amount	(1,127)	—	(955)	—
Cash Flow Hedge:
Unrealized losses on derivatives used for cash flow hedges	—	—	—	(657)
Amount of losses reclassified from other comprehensive income to net income	—	—	—	(63)
Tax effect	—	—	—	180
Net of tax amount	—	—	—	(540)
Total other comprehensive (loss) income, net of tax	4,755	24,456	(4,184)	70,641
Total Comprehensive Income	$102,617	77,237	$175,822	177,990

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended June 30, 2026 and 2025

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at April 1, 2025	113,517,944	$1,135	2,449,311	1,100,273	(263,111)	3,287,608
Net income	—	—	—	52,781	—	52,781
Other comprehensive income	—	—	—	—	24,456	24,456
Cash dividends declared ($0.33 per share)	—	—	—	(39,215)	—	(39,215)
Stock issued in connection with acquisitions	5,029,102	51	204,936	—	—	204,987
Stock issuances under stock incentive plans	3,429	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,647	—	—	1,647
Balance at June 30, 2025	118,550,475	$1,186	2,655,894	1,113,839	(238,655)	3,532,264
Balance at April 1, 2026	130,124,378	$1,301	3,224,619	1,198,628	(176,049)	4,248,499
Net income	—	—	—	97,862	—	97,862
Other comprehensive income	—	—	—	—	4,755	4,755
Cash dividends declared ($0.33 per share)	—	—	—	(43,111)	—	(43,111)
Stock issuances under stock incentive plans	77,676	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	5,017	—	—	5,017
Balance at June 30, 2026	130,202,054	$1,302	3,229,635	1,253,379	(171,294)	4,313,022

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months ended June 30, 2026 and 2025

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at January 1, 2025	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	107,349	—	107,349
Other comprehensive income	—	—	—	—	70,641	70,641
Cash dividends declared ($0.66 per share)	—	—	—	(76,768)	—	(76,768)
Stock issued in connection with acquisitions	5,029,102	51	204,936	—	—	204,987
Stock issuances under stock incentive plans	119,418	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	2,201	—	—	2,201
Balance at June 30, 2025	118,550,475	$1,186	2,655,894	1,113,839	(238,655)	3,532,264
Balance at January 1, 2026	129,971,712	$1,300	3,220,064	1,159,567	(167,110)	4,213,821
Net income	—	—	—	180,006	—	180,006
Other comprehensive loss	—	—	—	—	(4,184)	(4,184)
Cash dividends declared ($0.66 per share)	—	—	—	(86,194)	—	(86,194)
Stock issuances under stock incentive plans	230,342	2	(2)	—	—	—
Stock-based compensation and related taxes	—	—	9,573	—	—	9,573
Balance at June 30, 2026	130,202,054	$1,302	3,229,635	1,253,379	(171,294)	4,313,022

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Operating Activities
Net income	$180,006	107,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,419	28,081
Net amortization of debt securities	3,911	5,778
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(7,169)	(2,158)
Origination of loans held for sale	(421,782)	(349,991)
Proceeds from loans held for sale	425,938	343,897
Gain on sale of loans	(10,115)	(8,584)
Bank-owned life insurance income, net	(3,803)	(2,339)
Stock-based compensation, net of tax benefits	6,918	3,809
Depreciation and amortization	18,871	15,288
Gain on dispositions of premises and equipment	(2,173)	(2,622)
(Gain) loss on sale and write-downs of other real estate owned, net	(70)	32
Amortization of core deposit and other intangibles	9,598	6,894
Amortization of investments in variable interest entities	16,997	15,004
Net increase in accrued interest receivable	(162)	(2,631)
Net increase in other assets	(3,058)	(8,055)
Net decrease in accrued interest payable	(3,244)	(7,537)
Net decrease in operating lease liabilities	(4,696)	(2,113)
Net decrease in other liabilities	(9,755)	(1,623)
Net cash provided by operating activities	208,631	138,479
Investing Activities
Sales of debt securities, available-for-sale	—	120,245
Maturities, prepayments and calls of available-for-sale debt securities	2,761,629	359,587
Purchases of available-for-sale debt securities	(2,249,395)	(28,239)
Maturities, prepayments and calls of held-to-maturity debt securities	105,610	102,356
Purchases of held-to-maturity debt securities	—	(13,723)
Net increase in loans	(438,360)	(198,386)
Proceeds from sale of premises and equipment	6,187	4,490
Net additions to premises and equipment	(22,611)	(12,178)
Proceeds from sale of other real estate owned	930	649
Proceeds from redemption of equity securities	22,231	30,485
Purchases of equity securities	(711)	(4,666)
Proceeds from bank-owned life insurance	3,108	590
Investments in variable interest entities	(23,897)	(25,838)
Net cash received from acquisitions	—	26,125
Net cash provided by investing activities	164,721	361,497

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Financing Activities
Net increase in deposits	$62,778	3,359
Net (decrease) increase in securities sold under agreements to repurchase	(131,612)	198,753
Net decrease in short-term Federal Home Loan Bank advances	—	(13,000)
Repayments of long-term Federal Home Loan Bank advances	(440,000)	(580,000)
Net increase in other borrowed funds	1,406	304
Principal payments on finance lease liabilities	(2,494)	(1,959)
Cash dividends paid	(43,286)	(37,833)
Tax withholding payments for stock-based compensation	(2,269)	(2,501)
Proceeds from stock option exercises	3,543	—
Net cash used in financing activities	(551,934)	(432,877)
Net (decrease) increase in cash and cash equivalents	(178,582)	67,099
Cash, cash equivalents at beginning of period	1,235,261	848,408
Cash, cash equivalents at end of period	$1,056,679	915,507
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$185,697	207,982
Cash paid during the period for income taxes	26,941	16,087
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale and refinancing of other real estate owned	$—	1
Transfer of loans to other real estate owned	1,992	1,397
Right-of-use assets obtained in exchange for new lease liabilities	8,536	604
Equity investments obtained in exchange for delayed equity contributions	15,000	20,849
Dividends declared during the period but not paid	43,249	39,307
Acquisitions
Fair value of common stock shares issued	—	204,986
Cash consideration	—	2
Fair value of assets acquired	—	1,364,640
Liabilities assumed	—	1,159,652

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results anticipated for the year ending December 31, 2026. The condensed consolidated statement of financial condition of the Company as of December 31, 2025 has been derived from the audited consolidated statements of the Company as of that date.

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s unaudited condensed consolidated financial position, results of operations or liquidity.

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

Segment Reporting
The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Company provides similar products and services managed through similar processes and technology platforms. The Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions between the Company and the Bank, its wholly owned subsidiary, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the unaudited condensed consolidated statements of operations as consolidated net income. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Company’s unaudited condensed consolidated statements of operations are considered significant to the banking segment.

The Company has determined that no additional segment disclosures are required, specifically as a result of the following;

▪the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
▪no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes other than those reported on the unaudited condensed consolidated statements of operations, and
▪the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. From time to time, interest bearing deposits may be maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $15,136,000 and $10,953,000 for the six months ended June 30, 2026 and 2025, respectively, and was included in interest income on investment securities on the unaudited condensed consolidated statements of operations. The Company had no restricted cash held as collateral for derivative contracts as of June 30, 2026 and December 31, 2025, respectively. The Bank is required to maintain an average reserve balance either with the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at June 30, 2026 was $0.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate ACL for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s unaudited condensed consolidated statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At June 30, 2026 and December 31, 2025, the Company had an ACL of $28,753,000 and $29,973,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the unaudited condensed consolidated statement of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision for credit loss - loans	$10,125	18,009	13,639	24,163
Provision for credit loss - unfunded	(3,770)	2,258	(1,220)	3,918
Total provision for credit losses	$6,355	20,267	12,419	28,081

There was no provision for credit losses on debt securities for the six months ended June 30, 2026 and 2025, respectively.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in net premises and equipment as right-of-use (“ROU”) assets on the Company’s unaudited condensed consolidated statement of financial condition. The operating leases have an ROU liability in operating lease liabilities on the Company’s unaudited condensed consolidated statement of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in finance lease liabilities on the Company’s unaudited condensed consolidated statement of financial condition. The interest expense incurred on the finance lease liability is included in interest expense on other borrowed funds on the Company’s unaudited condensed consolidated statement of operations. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate for the Company based on the information available at commencement date is used in determining the present value of the lease payments. A lease term will include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude such leases from the Company’s unaudited condensed consolidated statement of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

The Company also has other equity securities that are included in other assets on the Company’s unaudited condensed consolidated statements of financial condition. Equity securities with readily determinable fair values are measured at fair value and changes in fair value are recognized in other income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. For equity securities that qualify for the practical expedient method using the net asset value, the equity security is measured at the net asset value and changes in the fair value are recognized in other income.

Other Borrowed Funds
Borrowings of the Company’s consolidated VIEs and finance lease arrangements are included in other borrowed funds. For additional information relating to VIE’s, see Note 7.

Bank-Owned Life Insurance
The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender value of the policies is recognized as a component of other income in non-interest income in the Company’s unaudited condensed consolidated statements of operations.

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

Hedging Derivatives
The derivatives designated in fair value hedges and cash flow hedges are recognized as other assets or other liabilities on the Company’s unaudited condensed consolidated statements of financial condition and are measured at fair value. Earnings effect of fair value hedges and cash flow hedge derivatives are recognized in the same income statement line item that is used to present the earnings effect of the hedged item. Cash flows resulting from the fair value hedge and cash flow hedge derivatives are classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For a fair value hedge, the gain or loss on the derivative included in the effectiveness testing, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings as fair value changes. For a fair value hedge, the Company has elected that the amounts excluded from the initial assessment of effectiveness will be amortized in earnings using a systematic and rational method and any difference in the fair value of the excluded component and amounts recognized in earnings to be recognized in OCI. For a cash flow hedge, the gain or loss on the derivative is reported in OCI and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the unaudited condensed consolidated statement of financial condition or to specific firm commitments or forecasted transactions. The Company then formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in cash flows or fair values of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers was $54,999,000 and $46,912,000 for the six months ended June 30, 2026 and 2025, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, automated teller machine (“ATM”) fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2026 and December 31, 2025 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Debit Card Fees. Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided and is included in payment services on the unaudited condensed consolidated statement of operations.
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

ASU 2024-03 - Disaggregation of Income Statement Expenses. In November 2024, FASB amended ASC subtopic 220-40 which requires certain disaggregated disclosures of the income statement. The amendments require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible amortization. The amendments are effective for public business entities in the first annual reporting period beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update may be applied on a prospective basis or retrospective to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this Update, but does not expect the adoption of this guidance to have a material impact to the unaudited condensed consolidated financial statements, including related disclosures, or significant impact on its current processes.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$66,255	18	(530)	65,743
U.S. government sponsored enterprises	125,746	63	(1,824)	123,985
State and local governments	139,064	699	(2,410)	137,353
Corporate bonds	11,449	220	(203)	11,466
Residential mortgage-backed securities	2,150,347	83	(187,569)	1,962,861
Commercial mortgage-backed securities	1,222,344	108	(41,135)	1,181,317
Total available-for-sale	$3,715,205	1,191	(233,671)	3,482,725
Held-to-maturity
U.S. government and federal agency	$868,813	—	(22,176)	846,637
State and local governments	1,560,541	1,298	(158,970)	1,402,869
Residential mortgage-backed securities	575,404	71	(33,071)	542,404
Total held-to-maturity	3,004,758	1,369	(214,217)	2,791,910
Total debt securities	$6,719,963	2,560	(447,888)	6,274,635

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$257,650	264	(1,984)	255,930
U.S. government sponsored enterprises	315,675	86	(3,273)	312,488
State and local governments	165,305	1,035	(2,256)	164,084
Corporate bonds	33,691	279	(21)	33,949
Residential mortgage-backed securities	2,391,698	1,417	(177,996)	2,215,119
Commercial mortgage-backed securities	1,069,355	998	(44,411)	1,025,942
Total available-for-sale	$4,233,374	4,079	(229,941)	4,007,512
Held-to-maturity
U.S. government and federal agency	$865,696	—	(24,129)	841,567
State and local governments	1,587,673	1,341	(175,623)	1,413,391
Residential mortgage-backed securities	656,847	224	(31,913)	625,158
Total held-to-maturity	3,110,216	1,565	(231,665)	2,880,116
Total debt securities	$7,343,590	5,644	(461,606)	6,887,628

Maturity Analysis
The following table presents the amortized cost and fair value of AFS and HTM debt securities by contractual maturity at June 30, 2026. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$126,714	124,821	510,348	503,739
Due after one year through five years	98,294	97,908	480,313	462,025
Due after five years through ten years	64,169	63,101	258,479	247,197
Due after ten years	53,337	52,717	1,180,214	1,036,545
	342,514	338,547	2,429,354	2,249,506
Mortgage-backed securities [1]	3,372,691	3,144,178	575,404	542,404
Total	$3,715,205	3,482,725	3,004,758	2,791,910
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Available-for-sale
Proceeds from sales and calls of debt securities	$6,422	120,245	24,177	120,680
Gross realized gains [1]	—	—	—	—
Gross realized losses [1]	—	—	—	—
Held-to-maturity
Proceeds from calls of debt securities	9,380	6,365	18,910	10,495
Gross realized gains [1]	—	—	—	—
Gross realized losses [1]	—	—	—	—
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

	June 30, 2026
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	35	$58,732	(206)	5,315	(324)	64,047	(530)
U.S. government sponsored enterprises	5	—	—	114,481	(1,824)	114,481	(1,824)
State and local governments	95	48,439	(446)	41,131	(1,964)	89,570	(2,410)
Corporate bonds	2	1,486	(5)	3,802	(198)	5,288	(203)
Residential mortgage-backed securities	436	192,274	(2,407)	1,749,461	(185,162)	1,941,735	(187,569)
Commercial mortgage-backed securities	150	265,505	(10,974)	732,401	(30,161)	997,906	(41,135)
Total available-for-sale	723	$566,436	(14,038)	2,646,591	(219,633)	3,213,027	(233,671)

	December 31, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	39	$55,231	(82)	179,092	(1,902)	234,323	(1,984)
U.S. government sponsored enterprises	12	—	—	302,962	(3,273)	302,962	(3,273)
State and local governments	88	36,534	(83)	46,762	(2,173)	83,296	(2,256)
Corporate bonds	2	—	—	13,980	(21)	13,980	(21)
Residential mortgage-backed securities	376	28,843	(42)	1,983,182	(177,954)	2,012,025	(177,996)
Commercial mortgage-backed securities	142	62,427	(215)	864,907	(44,196)	927,334	(44,411)
Total available-for-sale	659	$183,035	(422)	3,390,885	(229,519)	3,573,920	(229,941)

The majority of AFS debt securities with unrealized loss positions at June 30, 2026 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO” entities, such as Standard and Poor’s (“S&P”) and Moody’s) in the four highest credit rating categories. All of the Company’s AFS debt securities with unrealized loss positions at June 30, 2026 have been determined to be investment grade.

The Company did not have any past due AFS debt securities as of June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on AFS debt securities totaled $8,555,000 and $9,619,000 at June 30, 2026, and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its AFS debt securities with unrealized losses as of June 30, 2026, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of June 30, 2026, management determined it did not intend to sell AFS debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on AFS debt securities at June 30, 2026, and December 31, 2025, respectively. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	June 30, 2026	December 31, 2025
S&P: AAA / Moody’s: Aaa	$389,136	397,328
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,134,925	1,155,450
S&P: A+, A, A- / Moody’s: A1, A2, A3	28,512	29,093
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	120	—
Not rated by either entity	7,848	5,802
Total	$1,560,541	1,587,673

The Company’s state and local government securities in the HTM debt securities portfolio are primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s state and local securities that are classified as HTM debt securities at June 30, 2026 have been determined to be investment grade.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any HTM debt securities past due. Accrued interest receivable on HTM debt securities totaled $15,821,000 and $16,175,000 at June 30, 2026 and December 31, 2025, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL was recorded at June 30, 2026 or December 31, 2025.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Residential real estate	$2,111,683	2,457,907
Commercial real estate	14,155,059	13,565,512
Other commercial	3,615,240	3,497,829
Home equity	1,054,110	977,206
Other consumer	427,631	429,342
Loans receivable [1]	21,363,723	20,927,796
Allowance for credit losses	(260,025)	(255,319)
Loans receivable, net	$21,103,698	20,672,477
Net deferred origination fees included in loans receivable	$(34,391)	(32,715)
Net purchase accounting discounts included in loans receivable	$(66,800)	(76,963)
Accrued interest receivable on loans	$95,833	94,251
______________________________
1     In connection with the first quarter of 2026 Guaranty core system conversion, Guaranty loans were reclassified to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

Substantially all of the Company’s loans receivable are with borrowers in the Company’s geographic market areas. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to service their obligations is dependent upon their economic performance in the Company’s markets.

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the six months ended June 30, 2026.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended June 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$255,771	25,949	171,733	39,025	11,763	7,301
Provision for credit losses	10,125	(731)	9,152	(14)	(333)	2,051
Charge-offs	(7,376)	—	(1,213)	(3,470)	(2)	(2,691)
Recoveries	1,505	8	29	812	9	647
Balance at end of period	$260,025	25,226	179,701	36,353	11,437	7,308

	Three Months ended June 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$210,400	26,595	140,369	25,642	11,348	6,446
Acquisitions	35	—	—	10	—	25
Provision for credit losses	18,009	1,190	11,865	2,869	343	1,742
Charge-offs	(3,339)	(1)	(51)	(1,100)	(9)	(2,178)
Recoveries	1,694	131	6	895	19	643
Balance at end of period	$226,799	27,915	152,189	28,316	11,701	6,678

	Six Months ended June 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$255,319	31,875	166,803	37,954	11,645	7,042
Provision for credit losses	13,639	(6,671)	14,176	2,151	80	3,903
Charge-offs	(11,562)	(5)	(1,329)	(4,898)	(303)	(5,027)
Recoveries	2,629	27	51	1,146	15	1,390
Balance at end of period	$260,025	25,226	179,701	36,353	11,437	7,308

	Six Months ended June 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Acquisitions	35	—	—	10	—	25
Provision for credit losses	24,163	2,542	13,333	4,591	266	3,431
Charge-offs	(7,236)	(1)	(51)	(2,636)	(9)	(4,539)
Recoveries	3,796	193	362	1,951	42	1,248
Balance at end of period	$226,799	27,915	152,189	28,316	11,701	6,678

During the six months ended June 30, 2026, the ACL increased primarily due to portfolio growth, composition changes, various environmental and economic factors and credit quality considerations. During the six months ended June 30, 2025, the ACL increased primarily due to the provision for credit losses recorded as a result of the acquisition of Bank of Idaho.

The sizable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the three months ended June 30, 2026, there have been no significant changes to the types of collateral securing collateral dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	June 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$44,839	2,180	30,834	4,176	3,499	4,150
Accruing loans 60-89 days past due	20,644	5,654	7,556	4,443	1,782	1,209
Accruing loans 90 days or more past due	15,867	3,167	7,651	3,091	1,409	549
Non-accrual loans with no ACL	66,632	11,088	28,712	22,366	3,969	497
Non-accrual loans with ACL	7,809	74	10	7,540	—	185
Total past due and non-accrual loans	155,791	22,163	74,763	41,616	10,659	6,590
Current loans receivable	21,207,932	2,089,520	14,080,296	3,573,624	1,043,451	421,041
Total loans receivable	$21,363,723	2,111,683	14,155,059	3,615,240	1,054,110	427,631

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$60,719	14,310	30,212	7,382	4,525	4,290
Accruing loans 60-89 days past due	18,107	6,505	4,366	4,980	991	1,265
Accruing loans 90 days or more past due	5,997	1,857	967	2,882	120	171
Non-accrual loans with no ACL	59,775	13,611	15,783	25,916	3,611	854
Non-accrual loans with ACL	2,712	581	—	1,974	—	157
Total past due and non-accrual loans	147,310	36,864	51,328	43,134	9,247	6,737
Current loans receivable	20,780,486	2,421,043	13,514,184	3,454,695	967,959	422,605
Total loans receivable	$20,927,796	2,457,907	13,565,512	3,497,829	977,206	429,342

The Company had $2,219,000 and $715,000 of interest reversed on non-accrual loans during the six months ended June 30, 2026 and 2025, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the six months ended June 30, 2026, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	June 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$28,029	—	—	27,984	—	45
Residential real estate	17,314	11,162	844	1,347	3,961	—
Other real estate	35,832	—	35,014	452	8	358
Other	771	—	—	220	—	551
Total	$81,946	11,162	35,858	30,003	3,969	954

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$21,741	—	—	21,741	—	—
Residential real estate	20,196	13,638	1,749	1,236	3,512	61
Other real estate	23,227	—	22,328	476	41	382
Other	4,311	—	—	3,535	—	776
Total	$69,475	13,638	24,077	26,988	3,553	1,219

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in the following tables and show the amortized cost basis at the end of the periods of the MBFDs by segment:

	At or for the Three Months ended June 30, 2026
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$7,803	0.1%	—	—%	$7,803
Other commercial	4,551	0.1%	—	—%	4,551
Total	$12,354		$—		$12,354

	At or for the Three Months ended June 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$3,434	—%	$—	—%	$3,434
Other commercial	1,223	—%	—	—%	1,223
Total	$4,657		$—		$4,657

	At or for the Six Months ended June 30, 2026
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$803	—%	$882	—%	$1,685
Commercial real estate	9,056	0.1%	$649	—%	9,705
Other commercial	10,592	0.3%	—	—%	10,592
Total	$20,451		$1,531		$21,982

	At or for the Six Months ended June 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$10,399	0.1%	857	—%	$11,256
Other commercial	3,710	0.1%	247	—%	3,957
Total	$14,109		$1,104		$15,213

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended June 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	—%	5 months
Other commercial	—%	1 month

At or for the Three Months ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Other commercial	—%	10 months
Home equity	—%	2 months

	At or for the Six Months ended June 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Residential real estate	0.50%	3.6 years
Commercial real estate	6.00%	5 months
Other commercial	—%	7 months

	At or for the Six Months ended June 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	4.74%	8 months
Other commercial	1.48%	1.2 years

Loans that were modified within the preceding twelve months that had a payment default during the period ended June 30, 2026 had an ending balances of $5,393,000 and $296,000, and were included in other commercial loans, and residential real estate loans, respectively. During the period ending June 30, 2025, there were loans with period ending balances of $136,000 and $1,082,000, that were modified during the preceding twelve months that had a payment default, and were included in other commercial loans, and commercial real estate loans, respectively. There were no additional unfunded commitments on MBFD loans outstanding at each of June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had $397,000 and $2,935,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. The Company had $606,000 and $155,000 of OREO secured by residential real estate properties at June 30, 2026 and December 31, 2025, respectively.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	June 30, 2026
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$1,685	—	—	—	1,685
Commercial real estate	9,705	9,606	—	—	99
Other commercial	10,592	5,199	—	—	5,393
Total	$21,982	14,805	—	—	7,177

	June 30, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$11,256	8,747	—	—	2,509
Other commercial	3,957	3,510	—	311	136
Total	$15,213	12,257	—	311	2,645

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

	June 30, 2026
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2026 (year-to-date)	$—	1,263,792	1,257,649	2,093	4,050	—
2025	—	2,389,207	2,376,469	9,304	3,434	—
2024	12	1,559,474	1,543,707	14,170	1,597	—
2023	55	1,175,196	1,145,614	8,996	20,586	—
2022	406	2,365,113	2,298,879	51,353	14,881	—
Prior	856	4,989,208	4,829,408	36,034	123,766	—
Revolving loans	—	413,069	407,687	2,286	3,096	—
Total	$1,329	14,155,059	13,859,413	124,236	171,410	—
Other commercial loans
Term loans by origination year
2026 (year-to-date)	$3,139	349,769	347,296	1,832	354	287
2025	88	376,084	368,231	6,422	1,430	1
2024	282	262,616	255,045	4,836	2,735	—
2023	165	192,030	182,198	3,352	6,105	375
2022	898	432,879	425,357	817	6,705	—
Prior	326	921,718	898,353	3,095	14,508	5,762
Revolving loans	—	1,080,144	1,042,728	18,000	16,406	3,010
Total	$4,898	3,615,240	3,519,208	38,354	48,243	9,435

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025	$—	$2,114,996	2,109,129	4,397	1,470	—
2024	51	1,622,518	1,609,785	8,433	4,300	—
2023	—	1,349,042	1,318,470	22,639	7,933	—
2022	2,243	2,537,806	2,461,577	58,488	17,741	—
2021	—	2,087,103	1,987,311	35,463	64,329	—
Prior	—	3,399,784	3,283,767	46,443	69,574	—
Revolving loans	—	454,263	440,697	11,055	2,511	—
Total	$2,294	$13,565,512	13,210,736	186,918	167,858	—
Other commercial loans
Term loans by origination year
2025	$3,569	$512,778	503,334	6,920	2,304	220
2024	306	333,688	329,068	1,554	3,066	—
2023	913	233,025	223,699	4,153	4,797	376
2022	86	477,443	466,556	2,366	8,519	2
2021	1,069	402,519	392,403	3,337	6,774	5
Prior	315	595,651	574,367	9,913	11,343	28
Revolving loans	—	942,725	889,147	29,827	23,741	10
Total	$6,258	$3,497,829	3,378,574	58,070	60,544	641

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	June 30, 2026
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2026 (year-to-date)	$—	88,694	88,694	—	—
2025	—	288,240	287,625	615	—
2024	—	167,167	163,491	1,166	2,510
2023	—	231,923	226,316	2,024	3,583
2022	—	621,516	616,494	1,786	3,236
Prior	5	714,087	706,844	2,243	5,000
Revolving loans	—	56	56	—	—
Total	$5	2,111,683	2,089,520	7,834	14,329
Home equity loans
Term loans by origination year
2026 (year-to-date)	$—	712	712	—	—
2025	—	11,997	11,997	—	—
2024	76	8,324	8,202	27	95
2023	—	4,895	4,753	—	142
2022	225	12,987	12,987	—	—
Prior	2	17,525	17,134	64	327
Revolving loans	—	997,670	987,666	5,190	4,814
Total	$303	1,054,110	1,043,451	5,281	5,378
Other consumer loans
Term loans by origination year
2026 (year-to-date)	$4,374	80,652	77,777	2,843	32
2025	111	104,474	103,912	430	132
2024	223	68,407	67,864	366	177
2023	158	51,369	50,486	429	454
2022	84	32,816	32,242	436	138
Prior	77	50,688	50,103	323	262
Revolving loans	—	39,225	38,657	532	36
Total	$5,027	427,631	421,041	5,359	1,231

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025	$—	$283,293	283,293	—	—
2024	1	283,422	278,922	2,232	2,268
2023	—	297,393	293,384	1,184	2,825
2022	—	727,941	718,191	6,831	2,919
2021	—	502,487	499,821	1,366	1,300
Prior	—	312,772	297,067	8,968	6,737
Revolving loans	—	50,599	50,365	234	—
Total	$1	$2,457,907	2,421,043	20,815	16,049
Home equity loans
Term loans by origination year
2025	$—	$474	474	—	—
2024	—	2,397	2,397	—	—
2023	—	1,457	1,033	400	24
2022	31	2,113	2,054	—	59
2021	65	3,792	3,792	—	—
Prior	10	3,381	3,321	19	41
Revolving loans	—	963,592	954,888	5,097	3,607
Total	$106	$977,206	967,959	5,516	3,731
Other consumer loans
Term loans by origination year
2025	$8,238	$143,910	140,869	3,025	16
2024	240	83,178	82,551	470	157
2023	413	68,406	67,016	1,027	363
2022	751	39,801	39,126	441	234
2021	146	25,329	25,018	166	145
Prior	235	29,233	28,982	67	184
Revolving loans	—	39,485	39,043	359	83
Total	$10,023	$429,342	422,605	5,555	1,182

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. The following table summarizes the Company’s leases:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-use assets	$47,580		42,353
Accumulated depreciation	(18,075)		(15,332)
Net right-of-use assets	$29,505	46,923	27,021	48,553
Lease liabilities	$31,606	51,320	28,808	52,869
Weighted-average remaining lease term	9 years	13 years	9 years	13 years
Weighted-average discount rate	3.9%	3.9%	3.9%	3.9%

Maturities of lease liabilities consist of the following:

	June 30, 2026
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$6,734	7,716
Maturing one year through two years	6,604	7,252
Maturing two years through three years	6,620	6,389
Maturing three years through four years	5,061	5,598
Maturing four years through five years	1,569	4,723
Thereafter	10,407	36,090
Total lease payments	36,995	67,768
Present value of lease payments
Short-term	5,625	5,835
Long-term	25,981	45,485
Total present value of lease payments	31,606	51,320
Difference between lease payments and present value of lease payments	$5,389	16,448
The components of lease expense included in other expenses on the unaudited condensed consolidated statement of operations consist of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Finance lease cost
Amortization of right-of-use assets	$1,470	1,077	2,813	2,152
Interest on lease liabilities	318	176	613	358
Operating lease cost	2,057	1,494	4,147	2,775
Short-term lease cost	214	147	470	273
Variable lease cost	573	475	1,332	948
Sublease income	(20)	(19)	(47)	(29)
Total lease expense	$4,612	3,350	9,328	6,477

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	June 30, 2026		June 30, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$318	2,762	176	1,192
Financing cash flows	1,344	N/A	983	N/A

	Six Months ended
	June 30, 2026		June 30, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$613	4,696	358	2,113
Financing cash flows	2,494	N/A	1,959	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the six months ended June 30, 2026 and 2025 was $1,738,000 and $808,000, respectively, and is recorded in other income within non-interest income.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net carrying value at beginning of period	$1,378,283	1,051,318	1,378,283	1,051,318
Acquisitions and adjustments	—	70,083	—	70,083
Net carrying value at end of period	$1,378,283	1,121,401	1,378,283	1,121,401

The Company performed its annual goodwill impairment test during the third quarter of 2025 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. In recognition, there were no events or circumstances that occurred since the impairment test that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value, the Company did not perform interim testing at June 30, 2026. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.
Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, as only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that are included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Carrying value at beginning of period	$11,779	11,958
Additions	871	1,268
Amortization	(726)	(1,447)
Carrying value at end of period	$11,924	11,779
Principal balances of loans serviced for others	$1,470,562	1,470,673
Fair value of servicing rights	$16,844	16,489

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

Consolidated Variable Interest Entities
The Company has equity investments in Certified Development Entities (“CDE”) which have received allocations of New Markets Tax Credits (“NMTC”). The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over seven years and is subject to recapture if certain events occur during such period. The maximum exposure to loss in the CDEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not individually meet the characteristics of a primary beneficiary; however, the related-party group does meet the criteria as a group and substantially all of the activities of the CDEs either involve or are conducted on behalf of the Company. As a result, the Company is the primary beneficiary of the CDEs and their assets, liabilities, and results of operations are included in the Company’s unaudited condensed consolidated financial statements. The primary activities of the CDEs are recognized in commercial loans interest income and other borrowed funds interest expense on the Company’s unaudited condensed consolidated statements of operations and the federal income tax credit allocations from the investments are recognized in the Company’s unaudited condensed consolidated statements of operations as a component of income tax expense. Such related cash flows are recognized in loans originated, principal collected on loans and change in other borrowed funds.

The Bank is also the sole member of certain tax credit funds that make direct investments in qualified affordable housing projects (e.g., Low-Income Housing Tax Credit [“LIHTC”] partnerships). As such, the Company is the primary beneficiary of these tax credit funds and their assets, liabilities, and results of operations are included in the Company’s consolidated financial statements.

The following table summarizes the carrying amounts of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated statements of financial condition and are adjusted for intercompany eliminations. All assets presented can be used only to settle obligations of the consolidated VIEs and all liabilities presented consist of liabilities for which creditors and other beneficial interest holders therein have no recourse to the general credit of the Company.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Assets
Loans receivable	$96,096	95,701
Accrued interest receivable	332	—
Other assets	91,051	91,461
Total assets	$187,479	187,162
Liabilities
Other borrowed funds	$52,880	51,473
Accrued interest payable	457	418
Other liabilities	25,869	31,852
Total liabilities	$79,206	83,743

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $217,263,000 and $216,650,000 as of June 30, 2026 and December 31, 2025, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s unaudited condensed consolidated statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the six months ended June 30, 2026 and 2025. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at June 30, 2026 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2026	$38,347
2027	28,008
2028	7,396
2029	1,412
2030	568
Thereafter	2,381
Total	$78,112

The Company also has investments in CDEs where the Company has evaluated the variable interests held by the Company in each CDE (NMTC) investment and determined the Company does not meet the criteria to consolidate. As a result, the investments are recorded as equity investments and reports the investment in other assets on the Company unaudited condensed consolidated statements of financial condition. The carrying amount of such investments were $6,616,000 at June 30, 2026. There were no impairment losses on the Company’s NMTC investments during the six months ended June 30, 2026.

The Company has elected to use the proportional amortization method, and more specifically the practical expedient method, for the amortization of all eligible tax credit investments and amortization expense is recognized as a component of income tax expense. The following table summarizes the amortization expense and the amount of tax credits and other tax benefits recognized for qualifying investments during the periods presented.

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization expense	$7,386	6,343	14,700	12,645
Tax credits and other tax benefits recognized	9,216	7,801	18,318	15,570

The Company also owns trust preferred subsidiaries, each of which has issued securities as capital instruments. The trust subsidiaries have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the securities held by third parties. The trust subsidiaries are not included in the Company’s consolidated financial statements because the sole asset of each trust subsidiary is a receivable from the Company, even though the Company owns all of the voting equity shares of the trust subsidiaries, has fully guaranteed the obligations of the trust subsidiaries and may have the right to redeem the third party securities under certain circumstances. The Company reports the trust preferred securities issued to the trust subsidiaries as subordinated debentures on the Company’s unaudited condensed consolidated statements of financial condition.

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	June 30, 2026	December 31, 2025
U.S. government and federal agency	$61,366	$308,437
Residential mortgage-backed securities	1,571,810	1,775,676
Commercial mortgage-backed securities	319,325	—
Total	$1,952,501	$2,084,113

The repurchase agreements are secured by debt securities with carrying values of $2,268,707,000 and $2,432,683,000 at June 30, 2026 and December 31, 2025, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

The following table presents the derivatives that are recorded at fair value in other assets or other liabilities.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Average Maturity	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
Fair value hedge designation
Interest rate swap agreements	17 days	$465,500	49	1,395,500	244
Interest rate cap agreements	4.10 years	355,099	8,312	100,000	2,128

Non-designated derivatives
Interest rate lock commitments		78,522	1,364	44,089	700
TBA commitments		55,250	(101)	55,250	(241)

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

Cash Flow Hedges
Interest Rate Cap Agreements.
The Company had interest rate cap agreements designated as cash flow hedges on its variable rate subordinated debt, all of which matured prior to March 31, 2025. The interest rate caps required receipt of variable rate amounts from the counterparty when the interest rate rose above the strike price in the agreement. The amount of loss recognized in OCI was $657,000 and the amount of gain reclassified from OCI to interest expense was $63,000 for the six months ended June 30, 2025.

Fair Value Hedges
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements that are designated as fair value hedges for a closed pool of fixed rate debt securities. The instruments are designated as fair value hedges, as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involve the receipt of variable rate interest from a counterparty in exchange for the Company making fixed rate payments over the life of the contract, without the exchange of the underlying notional value.

Interest Rate Cap Agreements
The Company entered into forward start interest rate cap agreements that are designated as fair value hedges for specific fixed rate AFS debt securities. The instruments are designated as fair value hedges, as the changes in the fair value of the interest rate cap are expected to offset a portion of the changes in the fair value of the hedged item when the variable rate is above the strike price. These derivative contracts involve the receipt of variable rate interest from a counterparty if the variable rate of the benchmark rate (SOFR) exceeds the strike price after the forward start date. The weighted-average strike rate for the interest rate caps was 3.71% at June 30, 2026.

The following amounts were recorded on the unaudited condensed consolidated statement of financial condition related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the consolidated statement of financial condition	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Investment securities available-for-sale - swap	$2,393,120	2,692,319	(49)	(244)
Investment securities available-for-sale - cap	349,259	99,528	(2,383)	(315)

The effects of the fair value hedge relationships on the unaudited condensed consolidated statement of operations during the periods presented below were as follows:

		Three Months ended		Six Months ended
(Dollars in thousands)	Location of Gain (Loss)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate swap	Interest income on investment securities	$(49)	$1,810	$298	$351
Interest rate caps	Interest income on investment securities	(210)	—	(312)	—
Available-for-sale debt securities	Interest income on investment securities	287	(9,358)	195	(5,201)

The effect of fair value hedge accounting on OCI for the interest rate cap agreements for the periods presented below were as follows:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amount of loss recognized in OCI	$(1,499)	$—	$(1,270)	$—

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Consulting and outside services	$5,821	4,734	$11,048	9,876
Mergers and acquisition expenses	1,590	3,231	10,497	3,818
Debit card expenses	4,785	3,576	9,826	7,407
Loan expenses	2,600	2,329	4,727	4,238
Employee expenses	2,330	2,018	4,344	3,543
Telephone	1,661	1,448	3,319	2,870
Variable interest entities amortization and other expenses	251	320	3,272	3,407
Business development	1,428	1,280	3,093	2,715
Postage	1,392	1,223	3,077	2,587
Printing and supplies	967	786	2,168	1,472
Checking and operating expenses	1,235	1,086	2,055	1,925
Legal fees	695	433	1,341	914
Accounting and audit fees	518	439	959	1,279
Gain on dispositions of premises and equipment	(2,618)	(1,612)	(2,173)	(2,622)
Other	4,225	3,141	8,467	6,435
Total other expenses	$26,880	24,432	$66,020	49,864

Note 11. Accumulated Other Comprehensive (Losses) Gains

The following table illustrates the activity within accumulated other comprehensive (losses) gains by component, net of tax:

(Dollars in thousands)	(Losses) Gains on Available-For-Sale and Transferred Debt Securities	(Losses) Gains on Derivatives Used for Cash Flow Hedges	Losses on Derivatives Used for Fair Value Hedges	Total
Balance at January 1, 2025	$(309,836)	540	—	(309,296)
Other comprehensive income (loss) before reclassifications	68,991	(493)	—	68,498
Reclassification adjustments for losses and transfers included in net income	—	(47)	—	(47)
Reclassification adjustments for amortization included in net income for transferred securities	2,190	—	—	2,190
Net current period other comprehensive income (loss)	71,181	(540)	—	70,641
Balance at June 30, 2025	$(238,655)	—	—	(238,655)
Balance at January 1, 2026	$(166,846)	—	(264)	(167,110)
Other comprehensive loss before reclassifications	(4,977)	—	(955)	(5,932)
Reclassification adjustments for amortization included in net income for transferred securities	1,748	—	—	1,748
Net current period other comprehensive loss	(3,229)	—	(955)	(4,184)
Balance at June 30, 2026	$(170,075)	—	(1,219)	(171,294)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Six Months ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income available to common stockholders, basic and diluted	$97,862	52,781	$180,006	107,349
Average outstanding shares - basic	130,167,496	116,890,776	130,110,494	115,180,489
Add: dilutive restricted stock units and stock options	179,392	27,514	172,742	64,061
Average outstanding shares - diluted	130,346,888	116,918,290	130,283,236	115,244,550
Basic earnings per share	$0.75	0.45	$1.38	0.93
Diluted earnings per share	$0.75	0.45	$1.38	0.93
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	71	145,840	91,211	109,554
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the six month periods ended June 30, 2026 and 2025.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2026.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $2,000 and net gains of $480,000 for the six month periods ended June 30, 2026 and 2025, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$65,743	—	65,743	—
U.S. government sponsored enterprises	123,985	—	123,985	—
State and local governments	137,353	—	137,353	—
Corporate bonds	11,466	—	11,466	—
Residential mortgage-backed securities	1,962,861	—	1,962,861	—
Commercial mortgage-backed securities	1,181,317	—	1,181,317	—
Loans held for sale, at fair value	45,145	—	45,145	—
Interest rate caps	8,312	—	8,312	—
Interest rate locks	1,364	—	1,364	—
Interest rate swaps	49	—	49	—
Total assets measured at fair value on a recurring basis	$3,537,595	—	3,537,595	—
TBA hedge	$101	—	101	—
Total liabilities measured at fair value on a recurring basis	$101	—	101	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$255,930	—	255,930	—
U.S. government sponsored enterprises	312,488	—	312,488	—
State and local governments	164,084	—	164,084	—
Corporate bonds	33,949	—	33,949	—
Residential mortgage-backed securities	2,215,119	—	2,215,119	—
Commercial mortgage-backed securities	1,025,942	—	1,025,942	—
Loans held for sale, at fair value	39,186	—	39,186	—
Interest rate caps	2,128	—	2,128	—
Interest rate locks	700	—	700	—
Interest rate swaps	244	—	244	—
Total assets measured at fair value on a recurring basis	$4,049,770	—	4,049,770	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2026.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$41	—	—	41
Collateral-dependent impaired loans, net of ACL	5,813	—	—	5,813
Total assets measured at fair value on a non-recurring basis	$5,854	—	—	5,854

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,887	—	—	1,887
Total assets measured at fair value on a non-recurring basis	$1,887	—	—	1,887

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value June 30, 2026	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$41	Sales comparison approach	Selling costs	10.0% - 20.0% (13.8%)

Collateral-dependent impaired loans, net of ACL	$519	Cost approach	Selling costs	10.0% - 20.0% (10.8%)
	994	Sales comparison approach	Selling costs	10.0% - 20.0% (10.5%)
	4,300	Combined approach	Selling costs	10.0% - 10.0% (10.0%)
	$5,813

	Fair Value December 31, 2025	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,381	Cost approach	Selling costs	10.0% - 20.0% (10.3%)
	506	Sales comparison approach	Selling costs	10.0% - 20.0% (10.1%)
$1,887
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded from the table. There have been no significant changes in the valuation techniques during the period ended June 30, 2026.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,056,679	1,056,679	—	—
Debt securities, held-to-maturity	3,004,758	—	2,791,910	—
Loans receivable, net of ACL	21,103,698	—	—	21,073,582
Total financial assets	$25,165,135	1,056,679	2,791,910	21,073,582
Financial liabilities
Term deposits	$3,732,971	—	3,764,721	—
Repurchase agreements and other borrowed funds	2,036,987	—	2,036,987	—
Subordinated debentures	188,573	—	183,325	—
Total financial liabilities	$5,958,531	—	5,985,033	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,235,261	1,235,261	—	—
Debt securities, held-to-maturity	3,110,216	—	2,880,116	—
Loans receivable, net of ACL	20,672,477	—	—	20,779,943
Total financial assets	$25,017,954	1,235,261	2,880,116	20,779,943
Financial liabilities
Term deposits	$3,928,550	—	3,967,087	—
FHLB advances	440,000	—	440,175	—
Repurchase agreements and other borrowed funds	2,135,586	—	2,135,586	—
Subordinated debentures	187,492	—	175,069	—
Total financial liabilities	$6,691,628	—	6,717,917	—

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

Non-GAAP Financial Measures
Certain financial measures and ratios the Company presents are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). The Company refers to these financial measures and ratios as “non-GAAP financial measures.” A reconciliation of non-GAAP financial measures to the comparable GAAP financial measures is provided in the tables within this Form 10Q. The Company considers the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and in evaluating period-to-period comparisons. The Company believes that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s performance by excluding certain income, expense, or intangible items that the Company believes are not indicative of its primary business operating results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands, except per share and market data)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Performance results
Net income	$97,862	82,144	52,781	180,006	107,349
Basic earnings per share	$0.75	0.63	0.45	1.38	0.93
Diluted earnings per share	$0.75	0.63	0.45	1.38	0.93
Operating diluted earnings per share (non-GAAP) [1]	$0.76	0.70	0.57	1.45	1.04
Dividends declared per share	$0.33	0.33	0.33	0.66	0.66
Market value per share
Closing	$51.58	44.67	43.08	51.58	43.08
High	$52.16	53.99	44.70	53.99	52.81
Low	$44.26	41.87	36.76	41.87	36.76
Selected ratios and other data
Number of common stock shares outstanding	130,202,054	130,124,378	118,550,475	130,202,054	118,550,475
Average outstanding shares - basic	130,167,496	130,052,858	116,890,776	130,110,494	115,180,489
Average outstanding shares - diluted	130,346,888	130,242,765	116,918,290	130,283,236	115,244,550
Return on average assets (annualized)	1.25%	1.05%	0.74%	1.15%	0.77%
Return on average equity (annualized)	9.13%	7.82%	6.13%	8.48%	6.44%
Efficiency ratio	56.65%	63.05%	62.08%	59.79%	63.72%
Operating efficiency ratio (non-GAAP) [1]	56.21%	59.25%	61.19%	57.70%	63.49%
Loan to deposit ratio	86.84%	85.18%	85.91%	86.84%	85.91%
Number of full time equivalent employees	4,125	4,139	3,665	4,125	3,665
Number of locations	282	282	247	282	247
Number of ATMs	339	337	300	339	300
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

The Company reported net income of $97.9 million for the current quarter, an increase of $15.8 million, or 19 percent, from the prior quarter net income of $82.1 million and an increase of $45.1 million, or 85 percent, from the prior year second quarter net income of $52.8 million. Diluted earnings per share for the current quarter was $0.75 per share, an increase of $0.12 per share, or 19 percent, from the prior quarter diluted earnings per share of $0.63 and an increase of $0.30 per share, or 67 percent, from the prior year second quarter diluted earnings per share of $0.45. Operating diluted earnings per share for the current quarter was $0.76 per share, an increase of $0.06 per share, or 9 percent, from the prior quarter operating diluted earnings per share of $0.70 and an increase of $0.19 per share, or 33 percent, from the prior year second quarter operating diluted earnings per share of $0.57. The current quarter included $1.6 million in acquisition-related expenses, $2.5 million of compensation from acquisition-related employment agreements and $2.6 million of gains from the sale of former branch facilities and disposal of fixed assets.
Net income for the first half of 2026 was $180 million, an increase of $72.7 million, or 68 percent, from the prior year first half net income of $107 million which was driven primarily by the increase in net interest income from the improvement in the net interest margin. Diluted earnings per share for the first half of 2026 was $1.38 per share, an increase of $0.45 per share, or 48 percent, from the prior year first half diluted earnings per share of $0.93. Operating diluted earnings per share for the first half of 2026 was $1.45 per share, an increase of $0.41 per share, or 39 percent, from the prior year first half operating diluted earnings per share of $1.04.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025
Cash and cash equivalents	$1,056,679	1,385,237	1,235,261	915,507	(328,558)	(178,582)	141,172
Debt securities, available-for-sale	3,482,725	3,585,531	4,007,512	4,024,980	(102,806)	(524,787)	(542,255)
Debt securities, held-to-maturity	3,004,758	3,058,662	3,110,216	3,206,133	(53,904)	(105,458)	(201,375)
Total debt securities	6,487,483	6,644,193	7,117,728	7,231,113	(156,710)	(630,245)	(743,630)
Loans receivable [1]
Residential real estate	2,111,683	2,167,860	2,457,907	1,931,554	(56,177)	(346,224)	180,129
Commercial real estate	14,155,059	13,918,178	13,565,512	11,935,109	236,881	589,547	2,219,950
Other commercial	3,615,240	3,466,863	3,497,829	3,303,889	148,377	117,411	311,351
Home equity	1,054,110	1,048,971	977,206	975,429	5,139	76,904	78,681
Other consumer	427,631	431,791	429,342	386,759	(4,160)	(1,711)	40,872
Loans receivable	21,363,723	21,033,663	20,927,796	18,532,740	330,060	435,927	2,830,983
Allowance for credit losses	(260,025)	(255,771)	(255,319)	(226,799)	(4,254)	(4,706)	(33,226)
Loans receivable, net	21,103,698	20,777,892	20,672,477	18,305,941	325,806	431,221	2,797,757
Other assets	2,951,141	2,926,760	2,952,597	2,552,422	24,381	(1,456)	398,719
Total assets	$31,599,001	31,734,082	31,978,063	29,004,983	(135,081)	(379,062)	2,594,018
______________________________
1     In connection with the Guaranty core system conversion, Guaranty loans were reclassified in the prior quarter to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

Total debt securities of $6.487 billion at June 30, 2026 decreased $157 million, or 2 percent, during the current quarter and decreased $744 million, or 10 percent, from the prior year second quarter. The Company selectively purchased debt securities during the current quarter with the Company’s excess liquidity position. Debt securities represented 21 percent of total assets at June 30, 2026 and March 31, 2026 compared to 25 percent at June 30, 2025.

The loan portfolio of $21.364 billion at June 30, 2026 increased $330 million, or 6 percent annualized, from the prior quarter. The loan portfolio increased $2.831 billion, or 15 percent, from the prior year second quarter. Excluding the Guaranty acquisition on October 1, 2025, the loan portfolio organically increased $728 million, or 4 percent, from the prior year second quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025
Deposits
Non-interest bearing deposits	$7,423,439	7,427,280	7,314,779	6,593,728	(3,841)	108,660	829,711
NOW and DDA accounts	6,192,363	6,217,728	6,236,551	5,747,388	(25,365)	(44,188)	444,975
Savings accounts	3,169,141	3,193,293	3,158,939	2,956,387	(24,152)	10,202	212,754
Money market deposit accounts	4,132,820	4,049,361	3,948,201	3,089,115	83,459	184,619	1,043,705
Certificate accounts	3,732,971	3,851,209	3,928,550	3,238,576	(118,238)	(195,579)	494,395
Core deposits, total	24,650,734	24,738,871	24,587,020	21,625,194	(88,137)	63,714	3,025,540
Wholesale deposits	3,383	3,000	4,076	3,308	383	(693)	75
Deposits, total	24,654,117	24,741,871	24,591,096	21,628,502	(87,754)	63,021	3,025,615
Securities sold under agreements to repurchase	1,952,501	2,085,623	2,084,113	1,976,228	(133,122)	(131,612)	(23,727)
FHLB advances	—	—	440,000	1,255,088	—	(440,000)	(1,255,088)
Other borrowed funds	52,880	51,564	51,473	62,366	1,316	1,407	(9,486)
Finance lease liabilities	31,606	31,209	28,808	19,405	397	2,798	12,201
Subordinated debentures	188,573	188,032	187,492	157,127	541	1,081	31,446
Other liabilities	406,302	387,284	381,260	374,003	19,018	25,042	32,299
Total liabilities	$27,285,979	27,485,583	27,764,242	25,472,719	(199,604)	(478,263)	1,813,260

Total deposits of $24.7 billion at June 30, 2026 decreased $87.8 million, or 35 basis points, during the current quarter and increased $3.026 billion, or 14 percent, from the prior year second quarter. Excluding the acquisition, total deposits organically increased $319 million, or 1 percent, from the prior year second quarter.

Non-interest bearing deposits of $7.423 billion at June 30, 2026 decreased $3.8 million, or 5 basis points, from the prior quarter and increased $830 million, or 13 percent, from the prior year second quarter. Non-interest bearing deposits represented 30 percent of total deposits at June 30, 2026, March 31, 2026 and June 30, 2025.

See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity ratios as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025
Common equity	$4,484,316	4,424,548	4,380,931	3,770,919	59,768	103,385	713,397
Accumulated other comprehensive loss	(171,294)	(176,049)	(167,110)	(238,655)	4,755	(4,184)	67,361
Total stockholders’ equity	4,313,022	4,248,499	4,213,821	3,532,264	64,523	99,201	780,758
Goodwill and core deposit intangible, net	(1,473,954)	(1,478,753)	(1,483,552)	(1,186,350)	4,799	9,598	(287,604)
Tangible stockholders’ equity (non-GAAP) [1]	$2,839,068	2,769,746	2,730,269	2,345,914	69,322	108,799	493,154
Stockholders’ equity to total assets	13.65%	13.39%	13.18%	12.18%
Tangible stockholders’ equity to total tangible assets (non-GAAP) [1]	9.42%	9.15%	8.95%	8.43%
Book value per common share	$33.13	32.65	32.42	29.80	0.48	0.71	3.33
Tangible book value per common share (non-GAAP) [1]	$21.81	21.29	21.01	19.79	0.52	0.80	2.02
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Tangible stockholders’ equity of $2.839 billion at June 30, 2026 increased $69 million, or 3 percent, compared to the prior quarter and was primarily due to earnings retention. Tangible stockholders’ equity at June 30, 2026 increased $493 million, or 21 percent, from the prior year second quarter and was primarily due to $560 million of Company stock issued in connection with the acquisition of Guaranty, earnings retention and a $67 million decrease in accumulated other comprehensive loss. The increase was partially offset by the increase in goodwill and core deposit intangible associated with the Guaranty acquisition. Tangible book value per common share of $21.81 at the current quarter end increased $0.52 per share, or 2 percent, from the prior quarter and increased $2.02 per share, or 10 percent, from the prior year second quarter.

Cash Dividend
On June 23, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share. The dividend was payable July 16, 2026 to shareholders of record on July 7, 2026. The dividend was the Company’s 165th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended June 30, 2026
Compared to March 31, 2026, and June 30, 2025

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Mar 31, 2026	Jun 30, 2025
Net interest income
Interest income	$365,220	362,337	308,115	2,883	57,105
Interest expense	88,792	93,660	100,499	(4,868)	(11,707)
Total net interest income	276,428	268,677	207,616	7,751	68,812
Non-interest income
Deposit service charges and other fees	16,351	15,265	13,910	1,086	2,441
Payment services	12,012	11,368	10,457	644	1,555
Miscellaneous loan fees and charges	2,558	2,279	1,890	279	668
Gain on sale of loans	5,007	5,108	4,273	(101)	734
Gain (loss) on sale of securities	—	—	—	—	—
Other income	5,173	4,062	2,414	1,111	2,759
Total non-interest income	41,101	38,082	32,944	3,019	8,157
Total income	$317,529	306,759	240,560	10,770	76,969
Net interest margin (tax-equivalent)	3.90%	3.80%	3.21%
Core net interest margin (tax-equivalent) (non-GAAP) [1]	3.86%	3.73%	3.18%
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net Interest Income
Net interest income of $276 million for the current quarter increased $7.8 million, or 3 percent, from the prior quarter net interest income of $269 million and increased $68.8 million, or 33 percent, from the prior year second quarter net interest income of $208 million. The current quarter interest income of $365 million increased $2.9 million, or 1 percent, over the prior quarter and increased $57.1 million, or 19 percent, over the prior year second quarter and was primarily driven by both increased loans and increased interest rates on the loan portfolio. The loan yield of 6.12 percent in the current quarter decreased 4 basis points from the prior quarter loan yield of 6.16 percent and was principally due to a 3 basis points decrease in loan discount accretion and a 2 basis points decrease in non-accrual loan interest reversal. The core loan yield of 6.06 percent in the current quarter increased 1 basis point from the prior quarter core loan yield of 6.05 percent. The loan yield increased 26 basis points from the prior year second quarter loan yield of 5.86 percent.

The current quarter interest expense of $88.8 million decreased $4.9 million, or 5 percent, from the prior quarter, and decreased $11.7 million, or 12 percent, from the prior year second quarter primarily due to a decrease in interest rates on deposits and a decrease in higher cost borrowings. Core deposit cost (including non-interest bearing deposits) decreased to 1.18 percent in the current quarter compared to 1.20 percent in the prior quarter and 1.25 percent in the prior year second quarter. The total funding cost (including non-interest bearing deposits) decreased to 1.33 percent in the current quarter compared to 1.40 percent in the prior quarter and 1.63 percent in the prior year second quarter.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 3.90 percent, an increase of 10 basis points from the prior quarter net interest margin of 3.80 percent and was primarily driven by the shift in the earning assets mix to higher yielding loans and a decrease in high cost borrowings. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter increased 69 basis points from the prior year second quarter net interest margin of 3.21 percent and was primarily driven by the increase in loan yields, the shift in the earning assets mix to higher yielding loans and the decrease in high cost borrowings. Core net interest margin was 3.86 percent in the current quarter compared to 3.73 percent in the prior quarter and 3.18 percent in the prior year second quarter.

Non-interest Income
Non-interest income for the current quarter totaled $41.1 million, which was an increase of $3.0 million, or 8 percent, over the prior quarter. Non-interest income increased $8.2 million, or 25 percent, over the prior year second quarter. Deposit service charges and other fees of $16.4 million for the current quarter increased $1.1 million, or 7 percent, compared to the prior quarter and increased $2.4 million, or 18 percent, from the prior year second quarter. Payment services of $12.0 million for the current quarter increased $644 thousand, or 6 percent, from the prior quarter and increased $1.6 million, or 15 percent, over the prior year second quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended			$ Change from
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Mar 31, 2026	Jun 30, 2025
Compensation and employee benefits	$116,299	115,770	94,355	529	21,944
Occupancy and equipment	15,661	15,682	12,558	(21)	3,103
Advertising and promotions	5,092	5,256	4,394	(164)	698
Data processing	12,380	13,273	9,883	(893)	2,497
Other real estate owned and foreclosed assets	83	206	26	(123)	57
Regulatory assessments and insurance	5,506	6,403	5,847	(897)	(341)
Intangibles amortization	4,799	4,799	3,624	—	1,175
Other expenses	26,880	39,140	24,432	(12,260)	2,448
Total non-interest expense	$186,700	200,529	155,119	(13,829)	31,581

Total non-interest expense of $187 million for the current quarter decreased $13.8 million, or 7 percent, over the prior quarter. Total non-interest expense increased $31.6 million, or 20 percent, over the prior year second quarter and was primarily driven by increased costs from the acquired banks.

Compensation and employee benefits of $116 million for the current quarter increased by $529 thousand, or 46 basis points, over the prior quarter. Compensation and employee benefits increased $21.9 million, or 23 percent, from the prior year second quarter and was primarily driven by annual salary increases and increases in staffing levels from the acquired banks. Other expenses of $26.9 million decreased $12.3 million, or 31 percent, from the prior quarter and was primarily driven by $7.3 million of decreased acquisition-related expenses and a $3.1 million increase in gains from the sale of former branch facilities and disposal of fixed assets.

Acquisition-related expense was $1.6 million in the current quarter compared to $8.9 million in the prior quarter and $3.2 million in the prior year second quarter. In addition, compensation and employee benefits included $2.5 million of expense attributable to acquisition-related employment agreements in the current quarter compared to $2.8 million in the prior quarter and $544 thousand in the prior year second quarter.

Efficiency Ratio
The efficiency ratio was 56.65 percent in the current quarter compared to 63.05 percent in the prior quarter and 62.08 percent in the prior year second quarter. The decrease from the prior quarter was primarily driven by the combination of a decrease in non-interest expense and an increase in net interest income. The decrease from the prior year second quarter was primarily due to the increase in net interest income which outpaced the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Second quarter 2026	$10,125	$5,871	1.22%	0.31%	0.29%
First quarter 2026	3,514	3,062	1.22%	0.44%	0.25%
Fourth quarter 2025	32,491	6,368	1.22%	0.38%	0.22%
Third quarter 2025	5,192	2,914	1.22%	0.21%	0.19%
Second quarter 2025	18,009	1,645	1.22%	0.29%	0.17%
First quarter 2025	6,154	1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%
Third quarter 2024	6,981	2,766	1.19%	0.33%	0.10%

Net charge-offs for the current quarter were $5.9 million compared to $3.1 million in the prior quarter and $1.6 million for the prior year second quarter. The current quarter net charge-offs included $2.8 million in deposit overdraft net charge-offs and $3.1 million of net loan charge-offs.

The current quarter provision for credit loss expense of $6.4 million included $10.1 million of credit loss expense on loans and $3.7 million of credit loss benefit on unfunded loan commitments.

The allowance for credit losses (“ACL”) on loans as a percentage of total loans outstanding was 1.22 percent at each of June 30, 2026, December 31, 2025 and June 30, 2025. Loan portfolio growth, composition, credit quality considerations, economic forecasts, actual results, and other environmental factors will continue to determine the level of the ACL on loans. The determination of the ACL on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Six Months ended June 30, 2026
Compared to June 30, 2025

Income Summary
The following table summarizes income for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2026	Jun 30, 2025	$ Change	% Change
Net interest income
Interest income	$727,557	598,040	129,517	22%
Interest expense	182,452	200,445	(17,993)	(9)%
Total net interest income	545,105	397,595	147,510	37%
Non-interest income
Deposit service charges and other fees	31,616	27,125	4,491	17%
Payment services	23,380	19,785	3,595	18%
Miscellaneous loan fees and charges	4,837	3,581	1,256	35%
Gain on sale of loans	10,115	8,584	1,531	18%
Gain (loss) on sale of securities	—	—	—	N/A
Other income	9,235	6,511	2,724	42%
Total non-interest income	79,183	65,586	13,597	21%
Total income	$624,288	463,181	161,107	35%
Net interest margin (tax-equivalent)	3.85%	3.12%
Core net interest margin (tax-equivalent) (non-GAAP) [1]	3.79%	3.08%
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net Interest Income
Net interest income of $545 million for the first half of 2026 increased $148 million, or 37 percent, from the first half of the prior year and was primarily driven by increased interest income and decreased interest expense. Interest income of $728 million for the first half of 2026 increased $130 million, or 22 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 6.14 percent during the first half of 2026, an increase of 32 basis points from the prior year first half loan yield of 5.82 percent.

Interest expense of $182 million for the first half of 2026 decreased $18.0 million, or 9 percent, over the same period in the prior year and was primarily the result of lower interest rates on deposits and a decrease in higher cost borrowings. Core deposit cost (including non-interest bearing deposits) was 1.19 percent for the first half of 2026, which was a decrease of 6 basis points over the first half of the prior year core deposit cost of 1.25 percent. The total funding cost (including non-interest bearing deposits) for the first half of 2026 was 1.36 percent, which was a decrease of 29 basis points over the first half of the prior year funding cost of 1.65 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first half of 2026 was 3.85 percent, a 73 basis points increase from the net interest margin of 3.12 percent for the first half of the prior year. Core net interest margin during the first half of 2026 was 3.79 percent compared to 3.08 percent in the prior year first half. The increase in net interest margin from the prior year was primarily driven by a 32 basis points increase in loan yields and a 29 basis points decrease in total funding costs combined with a shift in earning asset mix to higher yielding loans and a shift in funding liabilities to lower cost deposits.

Non-interest Income
Non-interest income of $79.2 million for the first half of 2026 increased $13.6 million, or 21 percent, over the first half of the prior year and was primarily driven by increased income from the acquired banks. Deposit service charges and other fees of $31.6 million for the first half of 2026 increased $4.5 million, or 17 percent, over the first half of the prior year. Payment services of $23.4 million for the first half of 2026 increased by $3.6 million, or 18 percent, over the first half of the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Six Months ended
(Dollars in thousands)	Jun 30, 2026	Jun 30, 2025	$ Change	% Change
Compensation and employee benefits	$232,069	$185,798	$46,271	25%
Occupancy and equipment	31,343	24,852	6,491	26%
Advertising and promotions	10,348	8,538	1,810	21%
Data processing	25,653	19,021	6,632	35%
Other real estate owned and foreclosed assets	289	89	200	225%
Regulatory assessments and insurance	11,909	11,381	528	5%
Intangibles amortization	9,598	6,894	2,704	39%
Other expenses	66,020	49,864	16,156	32%
Total non-interest expense	$387,229	$306,437	$80,792	26%

Total non-interest expense of $387 million for the first half of 2026 increased $80.8 million, or 26 percent, over the first half of the prior year and was primarily driven by increased costs from the acquired banks. Compensation and employee benefits expense of $232 million in the first half of 2026 increased $46.3 million, or 25 percent, over the first half of the prior year and was primarily driven by annual salary increases and staffing increases from acquisitions. Occupancy and equipment expense of $31.3 million in the first half of 2026 increased $6.5 million, or 26 percent, over the first half of the prior year primarily due to increased costs from the acquired banks. Data processing expense of $25.7 million in the first half of 2026 increased $6.6 million, or 35 percent, over the first half of the prior year primarily due to increased costs from the acquired banks. Other expenses of $66.0 million for the first half of 2026 increased $16.2 million, or 32 percent, from the first half of the prior year and was primarily driven by an increase in acquisition-related expenses.

Acquisition-related expense was $10.5 million in the first half of the current year compared to $3.8 million in the prior year first half. In addition, compensation and employee benefits included $5.2 million of expense attributable to acquisition-related employment agreements in the first half of the current year compared to $795 thousand in the first half of the prior year.

Efficiency Ratio
The efficiency ratio was 59.79 percent for the first half of 2026 compared to 63.72 percent for the same period of 2025. The decrease from the prior year was primarily attributable to the increase in net interest income that outpaced the increase in non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $12.4 million for the first half of 2026, a decrease of $15.7 million, or 56 percent, over the same period in the prior year. Included in the first half of the prior year provision for credit losses was $16.7 million from the acquisition of Bank of Idaho. Net charge-offs for the first half of 2026 were $8.9 million compared to $3.4 million in the first half of 2025.

Non-GAAP Financial Measures and Reconciliations

(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025
Tangible Equity
Total stockholders’ equity	$4,313,022	$4,248,499	4,213,821	3,532,264
Less: goodwill and intangible assets, net	(1,473,954)	(1,478,753)	(1,483,552)	(1,186,350)
Tangible stockholders' equity (non-GAAP)	$2,839,068	$2,769,746	2,730,269	2,345,914

Tangible Assets
Total assets	$31,599,001	$31,734,082	31,978,063	29,004,983
Less: goodwill and intangible assets, net	(1,473,954)	(1,478,753)	(1,483,552)	(1,186,350)
Tangible assets (non-GAAP)	$30,125,047	$30,255,329	30,494,511	27,818,633

Tangible equity to tangible assets (non-GAAP)	9.42%	9.15%	8.95%	8.43%
Book value per share	$33.13	$32.65	$32.42	$29.80
Tangible book value per share (non-GAAP)	$21.81	$21.29	$21.01	$19.79

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Core Net Interest Margin
Net interest income (tax equivalent) [1]	$280,016	272,383	211,081	552,399	404,481
Purchase accounting	(3,832)	(5,140)	(2,103)	(8,973)	(5,463)
Non-accrual loan interest (recovery) reversal	825	(42)	191	784	204
Core net interest income (tax equivalent) (non-GAAP)	$277,009	267,201	209,169	544,210	399,222

Average earning assets	$28,793,343	29,078,665	26,401,636	28,935,216	26,117,798

Net interest margin (tax equivalent)	3.90%	3.80%	3.21%	3.85%	3.12%
Core net interest margin (tax equivalent) (non- GAAP)	3.86%	3.73%	3.18%	3.79%	3.08%
______________________________
1 Includes tax effect of $3.6 million, $3.5 million and $3.7 million on tax-exempt municipal loan and lease income, tax-exempt debt securities income and federal income tax credits for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively. Includes tax effect of $7.3 million and $6.9 million on tax-exempt municipal loan and lease income, tax-exempt debt securities income and federal income tax credits for the six months ended June 30, 2026 and June 30, 2025, respectively.

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Operating Diluted Earnings Per Share
Net income	$97,862	82,144	52,781	180,006	107,349
Provision for credit losses - acquisition ACL expense	—	—	16,693	—	16,693
Operating adjustments - non-interest income
(Gain) loss on securities	—	—	—	—	—
BOLI proceeds	(63)	(776)	—	(839)	(1,113)
Total operating adjustments - non-interest income	(63)	(776)	—	(839)	(1,113)
Operating adjustments - non-interest expense
Acquisition-related compensation	2,462	2,775	544	5,237	795
Lease terminations	—	200	—	200	—
FDIC special assessment	—	(87)	—	(87)	(219)
(Gain) loss on fixed assets	(2,618)	445	(1,612)	(2,173)	(2,622)
Acquisition-related expense	1,590	8,907	3,231	10,497	3,818
Total operating adjustments - non-interest expense	1,434	12,240	2,163	13,674	1,772
Tax impact	(341)	(3,028)	(4,699)	(3,369)	(4,432)
Net operating adjustments	1,030	8,436	14,157	9,466	12,920
Operating net income (non-GAAP)	$98,892	90,580	66,938	189,472	120,269

Weighted average diluted common shares outstanding	130,346,888	130,242,765	116,890,776	130,283,236	115,244,550
Diluted EPS	$0.75	$0.63	$0.45	$1.38	$0.93
Operating diluted EPS (non-GAAP)	$0.76	$0.70	$0.57	$1.45	$1.04

	At or for the Three Months ended			At or for the Six Months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating Efficiency Ratio
Non-interest expense	$186,700	$200,529	$155,119	$387,229	$306,437
OREO expense	(60)	(16)	(13)	(76)	(31)
Intangible amortization	(4,799)	(4,799)	(3,624)	(9,598)	(6,894)
Total expenses	181,841	195,714	151,482	377,555	299,512
Operating expense adjustments (pre-tax) [1]	(1,434)	(12,240)	(2,163)	(13,674)	(1,772)
Total operating non-interest expense (non-GAAP)	180,407	183,474	149,319	363,881	297,740
Net interest income (tax equivalent)	280,016	272,383	211,081	552,399	404,481
Non-interest income	41,101	38,082	32,944	79,183	65,586
Gain (loss) on sale of securities	—	—	—	—	—
OREO income	(110)	(35)	—	(145)	—
Total revenues	321,007	310,430	244,025	631,437	470,067
Operating revenue adjustments (pre-tax)	(63)	(776)	—	(839)	(1,113)
Total revenues (non-GAAP)	$320,944	$309,654	$244,025	$630,598	$468,954

Efficiency ratio	56.65%	63.05%	62.08%	59.79%	63.72%
Efficiency ratio (non-GAAP)	56.21%	59.25%	61.19%	57.70%	63.49%
______________________________
1 Operating expense adjustments (pre-tax) are as defined on within the Operating Diluted Earnings Per Share table.

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

Debt Securities
Debt securities classified as AFS are carried at estimated fair value and debt securities classified as HTM are carried at amortized cost. Unrealized gains or losses, net of tax, on AFS debt securities are reflected as an adjustment to OCI. The Company’s debt securities are summarized below:

	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$65,743	1%	$255,930	4%	$425,300	6%
U.S. government sponsored enterprises	123,985	2%	312,488	4%	315,982	4%
State and local governments	137,353	2%	164,084	2%	70,704	1%
Corporate bonds	11,466	—%	33,949	1%	14,633	1%
Residential mortgage-backed securities	1,962,861	31%	2,215,119	31%	2,187,864	30%
Commercial mortgage-backed securities	1,181,317	18%	1,025,942	14%	1,010,497	14%
Total available-for-sale	3,482,725	54%	4,007,512	56%	4,024,980	56%
Held-to-maturity
U.S. government and federal agency	868,813	13%	865,696	12%	862,536	12%
State and local governments	1,560,541	24%	1,587,673	23%	1,600,848	22%
Residential mortgage-backed securities	575,404	9%	656,847	9%	742,749	10%
Total held-to-maturity	3,004,758	46%	3,110,216	44%	3,206,133	44%
Total debt securities	$6,487,483	100%	$7,117,728	100%	$7,231,113	100%

The Company’s debt securities were primarily comprised of U.S. government and federal agency and mortgage-backed securities. State and local government securities are largely exempt from federal income tax and the Company’s federal statutory income tax rate of 21 percent is used in calculating the tax-equivalent yields on the tax-exempt securities. Mortgage-backed securities largely consists of short weighted-average life U.S. agency guaranteed residential and commercial mortgage pass-through securities and to a lesser extent, short weighted-average life U.S. agency guaranteed residential collateralized mortgage obligations. Combined, the mortgage-backed securities provide the Company with ongoing liquidity as scheduled and pre-paid principal is received on the securities.

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

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$460,449	423,561	470,591	430,538
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,194,047	1,072,233	1,228,601	1,093,684
S&P: A+, A, A- / Moody’s: A1, A2, A3	33,936	33,520	45,339	45,083
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	120	120	—	—
Not rated by either entity	11,053	10,788	8,447	8,170
Total	$1,699,605	1,540,222	1,752,978	1,577,475

State and local government securities largely consist of general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$336,005	317,504	368,095	348,356
General obligation - limited	191,507	175,123	204,370	185,810
Revenue	1,133,835	1,011,908	1,142,091	1,008,112
Certificate of participation	34,977	32,373	35,134	31,854
Other	3,281	3,314	3,288	3,343
Total	$1,699,605	1,540,222	1,752,978	1,577,475

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$366,918	334,271	367,478	332,746
Texas	184,573	175,412	204,775	194,031
California	108,221	101,441	108,915	101,273
Washington	85,690	79,211	86,633	78,960
Colorado	77,268	69,769	77,665	68,872
All other states	876,935	780,118	907,512	801,593
Total	$1,699,605	1,540,222	1,752,978	1,577,475

The following table presents the carrying amount and weighted-average yield of AFS (at fair value) and HTM (at amortized cost) debt securities by contractual maturity at June 30, 2026. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$5,014	3.73%	$54,375	3.66%	$834	4.48%	$5,520	3.63%	$—	—%	$65,743	3.73%
U.S. government sponsored enterprises	114,481	1.39%	9,504	3.71%	—	—%	—	—%	—	—%	123,985	1.56%
State and local governments	5,326	2.47%	24,161	2.91%	61,364	3.21%	46,502	3.73%	—	—%	137,353	3.30%
Corporate bonds	—	—%	9,868	6.41%	903	5.93%	695	0.46%	—	—%	11,466	6.01%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,962,861	1.43%	1,962,861	1.43%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,181,317	3.82%	1,181,317	3.82%
Total available-for-sale	124,821	1.53%	97,908	3.79%	63,101	3.26%	52,717	3.67%	3,144,178	2.30%	3,482,725	2.35%
Held-to-maturity
U.S. government and federal agency	502,657	1.12%	366,156	1.22%	—	—%	—	—%	—	—%	868,813	1.16%
State and local governments	7,691	3.80%	114,157	3.54%	258,479	3.41%	1,180,214	3.03%	—	—%	1,560,541	3.13%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	575,404	0.99%	575,404	0.99%
Total held-to-maturity	510,348	1.16%	480,313	1.77%	258,479	3.41%	1,180,214	3.03%	575,404	0.99%	3,004,758	2.15%
Total debt securities	$635,169	1.23%	$578,221	2.11%	$321,580	3.38%	$1,232,931	3.05%	$3,719,582	2.11%	$6,487,483	2.26%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its AFS debt securities with unrealized losses as of June 30, 2026, the Company determined the decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL has been recognized at June 30, 2026 on either category.

For additional information on the Company’s debt securities, see Note 2 to the Unaudited Condensed Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Lending Activity
The Company focuses its lending activities primarily on the following types of loans: 1) first-mortgage, conventional loans secured by residential properties, particularly single-family; 2) commercial lending, including agriculture and public entities; and 3) installment lending for consumer purposes (e.g., home equity, automobile, etc.). Loan information included in this section of “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s loan segments, which are based on the purpose of the loan, unless otherwise noted as a regulatory classification. Supplemental information regarding the Company’s loan portfolio and credit quality based on regulatory classification of loans is provided in the section captioned “Loans by Regulatory Classification” included in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The regulatory classification of loans is based primarily on the type of collateral for the loans. The following table summarizes the Company’s loan portfolio as of the dates indicated:

	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$2,111,683	10%	$2,457,907	12%	$1,931,554	11%
Commercial real estate	14,155,059	67%	13,565,512	65%	11,935,109	65%
Other commercial	3,615,240	17%	3,497,829	17%	3,303,889	18%
Home equity	1,054,110	5%	977,206	5%	975,429	5%
Other consumer	427,631	2%	429,342	2%	386,759	2%
Loans receivable [1]	21,363,723	101%	20,927,796	101%	18,532,740	101%
Allowance for credit losses	(260,025)	(1)%	(255,319)	(1)%	(226,799)	(1)%
Loans receivable, net	$21,103,698	100%	$20,672,477	100%	$18,305,941	100%
______________________________
1    In connection with the Guaranty core system conversion in the first quarter 2026, Guaranty loans were reclassified to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

The largest category of the Company’s loan portfolio is CRE. An additional breakdown of the Company’s CRE portfolio follows.

	June 30, 2026
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$795,836	$934,489	$1,730,325	12%
Retail	517,948	1,195,404	1,713,352	12%
Industrial and warehouse	979,832	567,258	1,547,090	11%
Multi-family	—	1,381,319	1,381,319	10%
Hotel	—	896,605	896,605	6%
Mini and RV Storage	21,653	774,886	796,539	6%
Medical and nursing	363,908	358,344	722,252	5%
Agriculture real estate	703,701	—	703,701	5%
Land	87,062	607,084	694,146	5%
Restaurant and entertainment	315,751	154,176	469,927	3%
Automotive and transportation	390,872	88,149	479,021	3%
Other commercial real estate	2,404,186	616,596	3,020,782	22%
Total commercial real estate	$6,580,749	$7,574,310	$14,155,059	100%

The following table summarizes the Company’s CRE portfolio by geographic location as of the date indicated:

(Dollars in thousands)	June 30, 2026
	Amount	Percent of total CRE
Montana	$3,293,031	23.3%
Utah	2,178,381	15.4%
Idaho	1,928,665	13.6%
Texas	1,485,681	10.5%
Arizona	1,435,288	10.1%
Colorado	1,218,960	8.6%
Washington	1,010,847	7.1%
Wyoming	830,808	5.9%
Nevada	773,398	5.5%
Total commercial real estate	$14,155,059	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our nine-state footprint. Specifically, our CRE portfolio has an average loan balance of $823.9 million with an average loan-to-value ratio (“LTV”) of 57% as of June 30, 2026.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Other real estate owned and foreclosed assets	$1,541	1,610	411	1,879
Accruing loans 90 days or more past due	15,867	13,470	5,997	11,371
Non-accrual loans	74,441	64,415	62,487	35,356
Total non-performing assets	$91,849	79,495	68,895	48,606
Non-performing assets as a percentage of subsidiary assets	0.29%	0.25%	0.22%	0.17%
ACL as a percentage of non-performing loans	288%	328%	373%	485%
Accruing loans 30-89 days past due	$65,483	91,760	78,826	54,403
U.S. government guarantees included in non-performing assets	$7,497	8,066	8,733	2,651
Interest income [1]	$2,254	984	3,669	1,016
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $91.8 million at June 30, 2026 increased $12.4 million, or 16 percent, over the prior quarter and increased $43.2 million, or 89 percent, over the prior year second quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $65.5 million at June 30, 2026 decreased $26.3 million from the prior quarter and increased $11.1 million from the prior year second quarter. Early stage delinquencies as a percentage of loans at June 30, 2026 were 0.31 percent compared to 0.44 percent for the prior quarter and 0.29 percent for the prior year second quarter.

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

For additional information on accounting policies relating to non-performing assets, see Note 1 to the Unaudited Condensed Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

Modifications to Borrowers Experiencing Financial Difficulty
The Company identifies and monitors MBFD loans. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: current payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at June 30, 2026 had an amortized cost of $22.0 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO and other foreclosed assets during 2026 was $3.0 million. The fair value of the loan collateral acquired in foreclosure during 2026 was $2.0 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Balance at beginning of period	$411	411	1,164	1,164
Acquisitions	—	—	—	1,397
Additions	1,992	1,374	2,367	—
Write-downs	(14)	—	(76)	—
Sales	(848)	(175)	(3,044)	(682)
Balance at end of period	$1,541	1,610	411	1,879

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	June 30, 2026			December 31, 2025			June 30, 2025
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$25,226	10%	10%	$31,875	12%	12%	$27,915	12%	10%
Commercial real estate	179,701	69%	66%	166,803	65%	65%	152,189	67%	65%
Other commercial	36,353	14%	17%	37,954	15%	16%	28,316	13%	18%
Home equity	11,437	4%	5%	11,645	5%	5%	11,701	5%	5%
Other consumer	7,308	3%	2%	7,042	3%	2%	6,678	3%	2%
Total	$260,025	100%	100%	$255,319	100%	100%	$226,799	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Six Months ended	At or for the Three Months ended	At or for the Year ended	At or for the Six Months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Balance at beginning of period	$255,319	255,319	206,041	206,041
Acquisitions	—	—	154	35
Provision for credit losses	13,639	3,514	61,846	24,163
Net (charge-offs) recoveries
Residential real estate	22	14	273	192
Commercial real estate	(1,278)	(94)	(1,827)	311
Other commercial	(3,752)	(1,094)	(3,568)	(685)
Home equity	(288)	(295)	(28)	33
Other consumer	(3,637)	(1,593)	(7,572)	(3,291)
Net charge-offs	(8,933)	(3,062)	(12,722)	(3,440)
Balance at end of period	$260,025	255,771	255,319	226,799
ACL as a percentage of total loans	1.22%	1.22%	1.22%	1.22%
Non-accrual loans as a percentage of total loans	0.35%	0.31%	0.30%	0.19%
ACL as a percentage of non-accrual loans	349.30%	397.07%	408.60%	641.47%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Residential real estate	—%	—%	0.01%	—%
Commercial real estate	(0.01)%	—%	(0.02)%	—%
Other commercial	(0.11)%	(0.03)%	(0.11)%	(0.02)%
Home equity	(0.03)%	(0.03)%	—%	—%
Other consumer	(0.85)%	(0.37)%	(1.91)%	(0.86)%
Total net (charge-offs) recoveries	(0.04)%	(0.01)%	(0.70)%	(0.02)%

The provision for credit loss expense was $12.4 million for the first half of 2026, a decrease of $15.7 million, or 56 percent, over the same period in the prior year. Included in the first half of the prior year provision for credit losses was $16.7 million from the acquisition of Bank of Idaho. Net charge-offs for the first half of 2026 were $8.9 million compared to $3.4 million in the first half of 2025.

The ACL on loans as a percentage of total loans outstanding was 1.22 percent at each of June 30, 2026, December 31, 2025 and June 30, 2025. The Company’s ACL of $260 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended June 30, 2026 and 2025, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

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

The Company provides commercial banking services to individuals, small to medium-sized businesses, community organizations and public entities from 282 locations, including 238 branches, across Montana, Idaho, Utah, Washington, Wyoming, Colorado, Arizona, Nevada, and Texas. The states in which the Company operates have diverse economies and markets that are tied to commodities (crops, livestock, minerals, oil and natural gas), tourism, real estate and land development and an assortment of industries, both manufacturing and service-related. Thus, the effects of changes in the global, national, and local economies are not uniform across the Company’s geographic locations. The geographic dispersion of these market areas helps to mitigate the risk of credit loss. The Company’s model of eighteen bank divisions with separate management teams is also a significant benefit in mitigating and managing the Company’s credit risk. This model provides substantial local oversight to the lending and credit management function and requires multiple reviews of larger loans before credit is extended.

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

For additional information regarding the ACL, its relation to credit loss expense and risks related to asset quality, see Note 3 to the Unaudited Condensed Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”’

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025
Custom and owner occupied construction	$240,093	$227,869	$263,713	$254,790	5%	(9)%	(6)%
Pre-sold and spec construction	261,642	268,831	255,542	208,106	(3)%	2%	26%
Total residential construction	501,735	496,700	519,255	462,896	1%	(3)%	8%
Land development	232,548	218,943	263,262	176,925	6%	(12)%	31%
Consumer land or lots	231,468	234,467	247,769	229,823	(1)%	(7)%	1%
Unimproved land	256,084	240,944	167,796	127,550	6%	53%	101%
Developed lots for operative builders	51,831	50,056	69,786	73,053	4%	(26)%	(29)%
Commercial lots	131,320	120,528	155,631	175,929	9%	(16)%	(25)%
Other construction	1,254,856	1,144,637	1,122,350	753,056	10%	12%	67%
Total land, lot, and other construction	2,158,107	2,009,575	2,026,594	1,536,336	7%	6%	40%
Owner occupied	3,928,083	3,908,697	3,950,726	3,529,536	—%	(1)%	11%
Non-owner occupied	5,195,855	5,125,101	4,859,173	4,283,986	1%	7%	21%
Total commercial real estate	9,123,938	9,033,798	8,809,899	7,813,522	1%	4%	17%
Commercial and industrial	1,687,362	1,630,625	1,649,101	1,545,498	3%	2%	9%
Agriculture	1,313,581	1,252,040	1,282,861	1,167,611	5%	2%	13%
First lien	2,996,965	3,051,563	3,098,023	2,590,433	(2)%	(3)%	16%
Junior lien	110,601	103,240	106,205	80,170	7%	4%	38%
Total 1-4 family	3,107,566	3,154,803	3,204,228	2,670,603	(1)%	(3)%	16%
Multifamily residential	1,075,562	1,068,813	1,019,484	975,785	1%	6%	10%
Home equity lines of credit	1,089,052	1,081,438	1,076,201	1,048,595	1%	1%	4%
Other consumer	222,289	227,762	237,393	197,744	(2)%	(6)%	12%
Total consumer	1,311,341	1,309,200	1,313,594	1,246,339	—%	—%	5%
States and political subdivisions	950,829	945,587	964,591	973,145	1%	(1)%	(2)%
Other	178,847	174,174	177,375	188,743	3%	1%	(5)%
Total loans receivable, including loans held for sale	21,408,868	21,075,315	20,966,982	18,580,478	2%	2%	15%
Less loans held for sale [1]	(45,145)	(41,652)	(39,186)	(47,738)	8%	15%	(5)%
Total loans receivable	$21,363,723	$21,033,663	$20,927,796	$18,532,740	2%	2%	15%
______________________________
1 Loans held for sale are primarily First lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Jun 30, 2026	Jun 30, 2026	Jun 30, 2026
Custom and owner occupied construction	$397	404	183	235	397	—	—
Pre-sold and spec construction	—	889	919	2,806	—	—	—
Total residential construction	397	1,293	1,102	3,041	397	—	—
Land development	1,022	866	898	885	865	157	—
Consumer land or lots	248	17	79	460	15	233	—
Developed lots for operative builders	113	567	456	531	—	—	113
Commercial lots	—	—	556	47	—	—	—
Other construction	500	580	129	—	—	—	500
Total land, lot and other construction	1,883	2,030	2,118	1,923	880	390	613
Owner occupied	5,174	4,254	3,969	4,412	4,102	1,072	—
Non-owner occupied	24,176	18,423	7,606	1,206	21,115	3,061	—
Total commercial real estate	29,350	22,677	11,575	5,618	25,217	4,133	—
Commercial and industrial	24,436	26,480	27,308	14,764	22,787	1,400	249
Agriculture	10,592	6,119	3,549	6,603	7,576	3,016	—
First lien	16,733	14,231	15,816	10,549	11,712	4,627	394
Junior lien	2,302	1,276	1,776	533	1,629	673	—
Total 1-4 family	19,035	15,507	17,592	11,082	13,341	5,300	394
Multifamily residential	—	409	395	398	—	—	—
Home equity lines of credit	4,932	3,746	3,968	4,016	3,561	1,160	211
Other consumer	1,071	1,151	1,229	921	682	315	74
Total consumer	6,003	4,897	5,197	4,937	4,243	1,475	285
Other	153	83	59	240	—	153	—
Total	$91,849	79,495	68,895	48,606	74,441	15,867	1,541

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025
Custom and owner occupied construction	$2,277	$—	$533	$385	n/m	327%	491%
Pre-sold and spec construction	4,498	2,284	1,189	—	97%	278%	n/m
Total residential construction	6,775	2,284	1,722	385	197%	293%	1,660%
Land development	2,290	416	3,994	170	450%	(43)%	1,247%
Consumer land or lots	1,968	1,041	1,162	1,210	89%	69%	63%
Unimproved land	18	454	—	75	(96)%	n/m	(76)%
Developed lots for operative builders	—	5,218	2,300	—	(100)%	(100)%	n/m
Commercial lots	180	—	965	—	n/m	(81)%	n/m
Other construction	—	—	4,787	7,840	n/m	(100)%	(100)%
Total land, lot and other construction	4,456	7,129	13,208	9,295	(37)%	(66)%	(52)%
Owner occupied	6,038	9,985	6,103	3,903	(40)%	(1)%	55%
Non-owner occupied	18,064	21,459	15,388	13,806	(16)%	17%	31%
Total commercial real estate	24,102	31,444	21,491	17,709	(23)%	12%	36%
Commercial and industrial	4,787	11,662	10,215	6,711	(59)%	(53)%	(29)%
Agriculture	6,537	4,424	2,390	8,243	48%	174%	(21)%
First lien	7,292	19,407	19,699	3,583	(62)%	(63)%	104%
Junior lien	1,279	2,576	20	—	(50)%	6,295%	n/m
Total 1-4 family	8,571	21,983	19,719	3,583	(61)%	(57)%	139%
Multifamily residential	278	869	150	—	(68)%	85	n/m
Home equity lines of credit	5,354	7,111	5,415	5,482	(25)%	(1)%	(2)%
Other consumer	1,990	1,755	1,866	1,615	13%	7%	23%
Total consumer	7,344	8,866	7,281	7,097	(17)%	1%	3%
Other	2,633	3,099	2,650	1,380	(15)%	(1)%	91%
Total	$65,483	$91,760	$78,826	$54,403	(29)%	(17)%	20%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Jun 30, 2025	Jun 30, 2026	Jun 30, 2026
Pre-sold and spec construction	$—	—	—	50	—	—
Land development	—	—	(358)	(341)	—	—
Consumer land or lots	—	—	(5)	(3)	—	—
Developed lots for operative builders	—	—	(8)	—	—	—
Total land, lot and other construction	—	—	(371)	(344)	—	—
Owner occupied	256	—	(2)	(1)	349	93
Non-owner occupied	308	—	2,232	(8)	383	75
Total commercial real estate	564	—	2,230	(9)	732	168
Commercial and industrial	2,298	576	2,104	26	2,598	300
Agriculture	—	(2)	(112)	(109)	4	4
First lien	119	86	(182)	(79)	187	68
Junior lien	(22)	(19)	(38)	(137)	—	22
Total 1-4 family	97	67	(220)	(216)	187	90
Multifamily residential	409	—	—	—	409	—
Home equity lines of credit	78	82	43	(20)	116	38
Other consumer	504	173	1,600	656	708	204
Total consumer	582	255	1,643	636	824	242
Other	4,983	2,166	7,448	3,406	6,808	1,825
Total	$8,933	3,062	12,722	3,440	11,562	2,629

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

	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,423,439	30%	$7,314,779	30%	$6,593,728	30%
NOW and DDA accounts	6,192,363	25%	6,236,551	25%	5,747,388	27%
Savings accounts	3,169,141	13%	3,158,939	13%	2,956,387	14%
Money market deposit accounts	4,132,820	17%	3,948,201	16%	3,089,115	14%
Certificate accounts	3,732,971	15%	3,928,550	16%	3,238,576	15%
Wholesale deposits	3,383	—%	4,076	—%	3,308	—%
Total interest bearing deposits	17,230,678	70%	17,276,317	70%	15,034,774	70%
Total deposits	$24,654,117	100%	$24,591,096	100%	$21,628,502	100%

Borrowings
The Bank has secured borrowings through repurchase agreements. This process involves the selling of one or more of the securities in the Bank’s investment portfolio and simultaneously entering into an agreement to repurchase the same securities at an agreed upon later date, typically overnight. A rate of interest is paid for the agreed period of time. The Bank enters into repurchase agreements with local municipalities, and certain customers, and has adopted procedures designed to ensure proper transfer of title and safekeeping of the underlying securities. In addition to retail repurchase agreements, the Bank periodically enters into wholesale repurchase agreements as additional funding sources. The Bank has not entered into reverse repurchase agreements.

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at June 30, 2026. The subordinated debentures outstanding as of June 30, 2026 were $189 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of June 30, 2026 and determined its ACL of $28.8 million was adequate to absorb the estimated credit losses.

Off-balance sheet arrangements also include any obligation related to a variable interest held in an unconsolidated entity. The Company does not anticipate any material losses as a result of these transactions. For additional information regarding the Company’s interests in unconsolidated VIEs, see Note 7 to the Unaudited Condensed Consolidated Financial Statements in “Part I. Item 1. Financial Statements.”

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
FHLB advances
Borrowing capacity	$5,422,173	4,872,433
Amount utilized	—	(440,000)
Letters of credit and other pledged collateral	(17,460)	(10,224)
Amount available	$5,404,713	4,422,209
FRB discount window
Borrowing capacity	$2,285,572	2,048,309
Amount utilized	—	—
Amount available	$2,285,572	2,048,309
Unsecured lines of credit available	$540,000	530,000
Unencumbered debt securities
U.S. government and federal agency	$38,984	90,783
U.S. government sponsored enterprises	52,681	13,758
State and local governments	808,522	929,248
Corporate bonds	11,465	33,949
Residential mortgage-backed securities	67,755	160,623
Commercial mortgage-backed securities	597,929	794,427
Total unencumbered debt securities [1]	$1,577,336	2,022,788
____________________________
1 Total unencumbered debt securities at June 30, 2026, included $797.3 million classified as AFS and $780.0 million classified as HTM. Total unencumbered debt securities at December 31, 2025, included $1.2 billion classified as AFS, and $828.1 million classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 130,202,054 have been issued as of June 30, 2026. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of June 30, 2026. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of June 30, 2026, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of June 30, 2026:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank regulatory ratios	14.21%	12.99%	12.99%	10.10%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

Federal and State Income Taxes
The Company files a consolidated federal income tax return using the accrual method of accounting. All required tax returns have been timely filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. The federal statutory corporate income tax rate is 21 percent.

Within the Company’s geographic footprint under Montana, Idaho, Utah, Colorado and Arizona law, financial institutions are subject to a corporation income tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code. The corporation income tax is imposed on federal taxable income, subject to certain adjustments. State taxes are incurred at the rate of 6.75 percent in Montana, 5.30 percent in Idaho, 4.45 percent in Utah, 4.40 percent in Colorado and 4.90 percent in Arizona. Washington, Wyoming, Nevada, and Texas do not impose a corporate income tax. The Company is also required to file in states other than the nine states in which it has properties.

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Six Months ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Income before income taxes	$224,640	128,663
Federal and state income tax expense	44,634	21,314
Net income	$180,006	107,349
Effective tax rate [1]	19.9%	16.6%
Income from tax-exempt debt securities, municipal loans and leases	$41,729	41,975
Benefits from federal income tax credits	$18,318	16,610
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense of $44.6 million for the first half of 2026 increased $23.3 million, or 109 percent, over the same period in the prior year. The effective tax rate for the first half of 2026 was 19.9 percent compared to 16.6 percent for the same period in the prior year. The increase in tax expense and the increase in the effective tax rate was the primarily the result of an increase in the pre-tax income.

The Company has equity investments in CDEs which have received allocations of NMTCs. Administered by the CDFI Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. As of June 30, 2026, the Company has investments of $1.4 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax. The Company has investments in historic tax credits that are claimed over a five-year credit allowance period.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$5,527	31,640	43	564	37,774
2027	5,705	34,042	43	564	40,354
2028	3,689	32,003	43	—	35,735
2029	2,160	30,680	43	—	32,883
2030	1,470	29,179	43	—	30,692
Thereafter	804	102,657	62	—	103,523
	$19,355	260,201	277	1,128	280,961

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Six Months ended
	June 30, 2026			June 30, 2026
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$2,172,055	$30,104	5.54%	$2,265,738	$63,812	5.63%
Commercial loans [1]	17,562,322	267,705	6.11%	17,385,333	527,992	6.12%
Consumer and other loans	1,479,518	26,103	7.08%	1,452,740	50,990	7.08%
Total loans [2]	21,213,895	323,912	6.12%	21,103,811	642,794	6.14%
Tax-exempt investment securities [3]	1,624,487	14,246	3.51%	1,635,986	28,698	3.51%
Taxable investment securities [4,5]	5,954,961	30,650	2.06%	6,195,419	63,359	2.05%
Total earning assets	28,793,343	368,808	5.14%	28,935,216	734,851	5.12%
Goodwill and intangibles	1,476,292			1,478,726
Non-earning assets	1,201,401			1,202,289
Total assets	$31,471,036			$31,616,231
Liabilities
Non-interest bearing deposits	$7,298,710	$—	—%	$7,264,754	$—	—%
NOW and DDA accounts	6,206,979	16,103	1.04%	6,187,446	32,000	1.04%
Savings accounts	3,170,155	5,451	0.69%	3,167,020	10,951	0.70%
Money market deposit accounts	4,052,361	20,154	1.99%	4,008,235	39,232	1.97%
Certificate accounts	3,807,368	30,233	3.18%	3,851,888	61,975	3.24%
Total core deposits	24,535,573	71,941	1.18%	24,479,343	144,158	1.19%
Short-term borrowings
Wholesale deposits [6]	3,337	31	3.77%	3,475	65	3.79%
Repurchase agreements	1,995,035	13,227	2.66%	2,034,340	26,846	2.66%
FHLB advances	55	—	3.87%	179,917	4,226	4.67%
Total short-term borrowings	1,998,427	13,258	2.62%	2,217,732	31,137	2.79%
Long-term borrowings
Subordinated debentures and other borrowed funds	271,589	3,593	5.31%	269,531	7,157	5.35%
Total interest bearing liabilities	26,805,589	88,792	1.33%	26,966,606	182,452	1.36%
Other liabilities	364,792			368,648
Total liabilities	27,170,381			27,335,254
Stockholders’ Equity
Stockholders’ equity	4,300,655			4,280,977
Total liabilities and stockholders’ equity	$31,471,036			$31,616,231
Net interest income (tax-equivalent)		$280,016			$552,399
Net interest spread (tax-equivalent)			3.81%			3.76%
Net interest margin (tax-equivalent)			3.90%			3.85%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.6 million and $3.3 million on tax-exempt municipal loan and lease income for the three and six months ended June 30, 2026, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.9 million and $3.9 million on tax-exempt debt securities income for the three and six months ended June 30, 2026, respectively.
4Includes interest income of $7.0 million and $15.1 million on average interest-bearing cash balances of $772.3 million and $832.8 million for the three and six months ended June 30, 2026, respectively.
5Includes tax effect of $68 thousand and $136 thousand on federal income tax credits for the three and six months ended June 30, 2026, respectively.
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

	Six Months ended June 30, 2026
	2026 vs. 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$9,147	5,029	14,176
Commercial loans (tax-equivalent)	82,977	29,711	112,688
Consumer and other loans	4,688	(104)	4,584
Investment securities (tax-equivalent)	(6,282)	4,760	(1,522)
Total interest income	90,530	39,396	129,926
Interest expense
NOW and DDA accounts	3,258	(2,368)	890
Savings accounts	1,040	(651)	389
Money market deposit accounts	10,703	(386)	10,317
Certificate accounts	12,157	(7,924)	4,233
Wholesale deposits	(26)	(14)	(40)
Repurchase agreements	2,431	(3,427)	(996)
FHLB advances	(34,243)	(56)	(34,299)
Subordinated debentures and other borrowed funds	1,146	367	1,513
Total interest expense	(3,534)	(14,459)	(17,993)
Net interest income (tax-equivalent)	$94,064	53,855	147,919

Net interest income (tax-equivalent) increased $147.9 million for the six months ended June 30, 2026 compared to the same period in 2025. The interest income for the first six months of the current year increased over the same period in the prior year, primarily from increased loan yields, loan growth and lower cost of borrowings. The decrease in interest expense for the first six months of the current year compared to prior year was primarily the result of a decrease in higher cost borrowings and a decrease in deposit costs.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s unaudited condensed consolidated statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps and 200 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of June 30, 2026.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	0.19%	(2.38%)
-200 bp Rate ramp	(0.14%)	(3.58%)
-200 bp Rate shock	(1.07%)	(6.13%)
-100 bp Rate shock	(1.32%)	(3.73%)
+100 bp Rate shock	1.88%	4.02%
+200 bp Rate shock	1.93%	6.06%
+200 bp Rate ramp	0.72%	3.59%
+400 bp Rate ramp	0.62%	3.05%

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s CEO and Chief Financial Officer (“CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of June 30, 2026. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2026, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

August 4, 2026	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

August 4, 2026	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO