Form 10-Q
period 2026-09-30
GLACIER BANCORP, INC.
filed 2026-11-03
CIK 868671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No
The number of shares of Registrant’s common stock outstanding on October 15, 2026 was 130,223,438. No preferred shares are issued or outstanding.

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
S&P – Standard and Poor’s
SEC – United States Securities and Exchange Commission
SOFR – Secured Overnight Financing Rate
TBA – to-be-announced
VIE – variable interest entity

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Cash on hand and in banks	$290,640	321,526
Interest bearing cash deposits	1,216,141	913,735
Cash and cash equivalents	1,506,781	1,235,261
Debt securities, available-for-sale	3,595,063	4,007,512
Debt securities, held-to-maturity	2,817,933	3,110,216
Total debt securities	6,412,996	7,117,728
Loans held for sale, at fair value	37,611	39,186
Loans receivable	21,619,530	20,927,796
Allowance for credit losses	(259,668)	(255,319)
Loans receivable, net	21,359,862	20,672,477
Premises and equipment, net	497,590	486,184
Right-of-use assets, net	73,983	75,574
Other real estate owned and foreclosed assets	5,220	411
Accrued interest receivable	131,863	120,092
Deferred tax asset, net	115,077	101,337
Intangibles, net	90,873	105,269
Goodwill	1,378,283	1,378,283
Federal Home Loan Bank stock, at cost	21,305	42,764
Bank-owned life insurance	237,496	235,090
Other assets	421,864	368,407
Total assets	$32,290,804	31,978,063
Liabilities
Non-interest bearing deposits	$7,702,429	7,314,779
Interest bearing deposits	17,570,308	17,276,317
Securities sold under agreements to repurchase	1,954,925	2,084,113
Federal Home Loan Bank advances	—	440,000
Other borrowed funds	51,744	51,473
Finance lease liabilities	30,559	28,808
Subordinated debentures	174,113	187,492
Accrued interest payable	32,871	32,786
Operating lease liabilities	50,039	52,869
Other liabilities	383,955	295,605
Total liabilities	27,950,943	27,764,242
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity
Preferred shares, $0.01 par value per share, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 234,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively	1,302	1,300
Paid-in capital	3,232,684	3,220,064
Retained earnings	1,312,211	1,159,567
Accumulated other comprehensive loss	(206,336)	(167,110)
Total stockholders’ equity	4,339,861	4,213,821
Total liabilities and stockholders’ equity	$32,290,804	31,978,063
Number of common stock shares issued and outstanding	130,218,983	129,971,712
See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
(Dollars in thousands, except share and per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest Income
Investment securities	$44,964	45,348	$132,980	135,142
Residential real estate loans	29,655	26,335	93,467	75,971
Commercial loans	279,000	228,363	803,739	640,567
Consumer and other loans	26,361	24,957	77,351	71,363
Total interest income	379,980	325,003	1,107,537	923,043
Interest Expense
Deposits	72,861	67,346	217,084	195,780
Securities sold under agreements to repurchase	13,582	14,706	40,428	42,548
Federal Home Loan Bank advances	—	14,271	4,226	52,796
Other borrowed funds	459	385	1,357	1,187
Subordinated debentures	3,182	2,916	9,441	7,758
Total interest expense	90,084	99,624	272,536	300,069
Net Interest Income	289,896	225,379	835,001	622,974
Provision for credit losses	5,109	7,656	17,528	35,737
Net interest income after provision for credit losses	284,787	217,723	817,473	587,237
Non-Interest Income
Deposit service charges and other fees	17,187	14,676	48,803	41,801
Payment services	12,081	10,951	35,461	30,736
Miscellaneous loan fees and charges	2,585	2,005	7,422	5,586
Gain on sale of loans	4,754	5,027	14,869	13,611
Gain (loss) on sale of securities	—	—	—	—
Other income	3,334	2,693	12,569	9,204
Total non-interest income	39,941	35,352	119,124	100,938
Non-Interest Expense
Compensation and employee benefits	120,661	96,498	352,730	282,296
Occupancy and equipment	16,072	13,236	47,415	38,088
Advertising and promotions	5,085	4,620	15,433	13,158
Data processing	12,240	10,634	37,893	29,655
Other real estate owned and foreclosed assets	98	63	387	152
Regulatory assessments and insurance	5,054	5,799	16,963	17,180
Intangibles amortization	4,798	3,813	14,396	10,707
Other expenses	27,876	33,120	93,896	82,984
Total non-interest expense	191,884	167,783	579,113	474,220
Income Before Income Taxes	132,844	85,292	357,484	213,955
Federal and state income tax expense	28,282	17,392	72,916	38,706
Net Income	$104,562	67,900	$284,568	175,249
Basic earnings per share	$0.80	0.57	2.19	1.51
Diluted earnings per share	$0.80	0.57	2.18	1.51
Dividends declared per share	$0.35	0.33	1.01	0.99
Average outstanding shares - basic	130,214,868	118,552,231	130,145,667	116,316,754
Average outstanding shares - diluted	130,433,235	118,628,434	130,324,260	116,382,822

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income	$104,562	67,900	$284,568	175,249
Other Comprehensive Income, Net of Tax
Available-For-Sale and Transferred Securities:
Unrealized (losses) gains on available-for-sale securities	(43,117)	59,578	(49,735)	151,468
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity	1,112	1,377	3,437	4,294
Tax effect	10,413	(15,190)	11,477	(38,816)
Net of tax amount	(31,592)	45,765	(34,821)	116,946
Fair Value Hedge:
Unrealized loss on derivatives used for fair value hedges	(4,587)	—	(5,857)	—
Tax effect	1,137	—	1,452	—
Net of tax amount	(3,450)	—	(4,405)	—
Cash Flow Hedge:
Unrealized losses on derivatives used for cash flow hedges	—	—	—	(657)
Amount of losses reclassified from other comprehensive income to net income	—	—	—	(63)
Tax effect	—	—	—	180
Net of tax amount	—	—	—	(540)
Total other comprehensive (loss) income, net of tax	(35,042)	45,765	(39,226)	116,406
Total Comprehensive Income	$69,520	113,665	$245,342	291,655

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three Months ended September 30, 2026 and 2025

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at July 1, 2025	118,550,475	$1,186	2,655,894	1,113,839	(238,655)	3,532,264
Net income	—	—	—	67,900	—	67,900
Other comprehensive income	—	—	—	—	45,765	45,765
Cash dividends declared ($0.33 per share)	—	—	—	(39,216)	—	(39,216)
Stock issuances under stock incentive plans	2,372	—	—	—	—	—
Stock-based compensation and related taxes	—	—	1,575	—	—	1,575
Balance at September 30, 2025	118,552,847	$1,186	2,657,469	1,142,523	(192,890)	3,608,288
Balance at July 1, 2026	130,202,054	$1,302	3,229,635	1,253,379	(171,294)	4,313,022
Net income	—	—	—	104,562	—	104,562
Other comprehensive loss	—	—	—	—	(35,042)	(35,042)
Cash dividends declared ($0.35 per share)	—	—	—	(45,730)	—	(45,730)
Stock issuances under stock incentive plans	16,929	—	—	—	—	—
Stock-based compensation and related taxes	—	—	3,049	—	—	3,049
Balance at September 30, 2026	130,218,983	$1,302	3,232,684	1,312,211	(206,336)	4,339,861

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months ended September 30, 2026 and 2025

(Dollars in thousands, except share and per share data)	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss
	Shares	Amount				Total
Balance at January 1, 2025	113,401,955	$1,134	2,448,758	1,083,258	(309,296)	3,223,854
Net income	—	—	—	175,249	—	175,249
Other comprehensive income	—	—	—	—	116,406	116,406
Cash dividends declared ($0.99 per share)	—	—	—	(115,984)	—	(115,984)
Stock issued in connection with acquisitions	5,029,102	51	204,936	—	—	204,987
Stock issuances under stock incentive plans	121,790	1	(1)	—	—	—
Stock-based compensation and related taxes	—	—	3,776	—	—	3,776
Balance at September 30, 2025	118,552,847	$1,186	2,657,469	1,142,523	(192,890)	3,608,288
Balance at January 1, 2026	129,971,712	$1,300	3,220,064	1,159,567	(167,110)	4,213,821
Net income	—	—	—	284,568	—	284,568
Other comprehensive loss	—	—	—	—	(39,226)	(39,226)
Cash dividends declared ($1.01 per share)	—	—	—	(131,924)	—	(131,924)
Stock issuances under stock incentive plans	247,271	2	(2)	—	—	—
Stock-based compensation and related taxes	—	—	12,622	—	—	12,622
Balance at September 30, 2026	130,218,983	$1,302	3,232,684	1,312,211	(206,336)	4,339,861

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Operating Activities
Net income	$284,568	175,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,528	35,737
Net amortization of debt securities	5,346	8,278
Net amortization of purchase accounting adjustments and deferred loan fees and costs	(11,505)	(3,592)
Origination of loans held for sale	(618,766)	(541,813)
Proceeds from loans held for sale	635,210	545,816
Gain on sale of loans	(14,869)	(13,611)
Bank-owned life insurance income, net	(5,292)	(3,545)
Stock-based compensation, net of tax benefits	8,915	5,025
Depreciation and amortization	28,774	23,208
Gain on dispositions of premises and equipment	(3,017)	(1,694)
Loss on sale and write-downs of other real estate owned, net	14	62
Amortization of core deposit and other intangibles	14,396	10,707
Amortization of investments in variable interest entities	24,338	21,546
Net increase in accrued interest receivable	(11,771)	(14,603)
Net increase in other assets	(35,072)	(4,733)
Net increase (decrease) in accrued interest payable	84	(7,776)
Net decrease in operating lease liabilities	(6,425)	(3,234)
Net increase in other liabilities	57,855	19,878
Net cash provided by operating activities	370,311	250,905
Investing Activities
Sales of debt securities, available-for-sale	—	120,245
Maturities, prepayments and calls of available-for-sale debt securities	3,928,603	527,933
Purchases of available-for-sale debt securities	(3,590,296)	(28,239)
Maturities, prepayments and calls of held-to-maturity debt securities	292,590	152,687
Purchases of held-to-maturity debt securities	—	(13,723)
Net increase in loans	(699,406)	(458,595)
Proceeds from sale of premises and equipment	8,132	5,061
Net additions to premises and equipment	(34,459)	(19,829)
Proceeds from sale of other real estate owned	1,362	1,635
Proceeds from redemption of equity securities	22,477	46,839
Purchases of equity securities	(5,997)	(5,393)
Proceeds from bank-owned life insurance	3,108	1,437
Investments in variable interest entities	(37,374)	(36,229)
Net cash received from acquisitions	—	26,125
Net cash (used in) provided by investing activities	(111,260)	319,954

See accompanying notes to unaudited condensed consolidated financial statements.

GLACIER BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Financing Activities
Net increase in deposits	$681,278	245,924
Net (decrease) increase in securities sold under agreements to repurchase	(129,188)	226,811
Net decrease in short-term Federal Home Loan Bank advances	—	(13,000)
Repayments of long-term Federal Home Loan Bank advances	(440,000)	(940,000)
Net decrease in subordinated debentures and other borrowed funds	(11,254)	(2,284)
Principal payments on finance lease liabilities	(3,852)	(2,963)
Cash dividends paid	(86,258)	(76,962)
Tax withholding payments for stock-based compensation	(2,277)	(2,549)
Proceeds from stock option exercises	4,020	—
Net cash provided by (used in) financing activities	12,469	(565,023)
Net increase in cash and cash equivalents	271,520	5,836
Cash, cash equivalents at beginning of period	1,235,261	848,408
Cash, cash equivalents at end of period	$1,506,781	854,244
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$272,452	307,846
Cash paid during the period for income taxes	43,111	21,247
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transfer of loans to other real estate owned	6,231	1,946
Right-of-use assets obtained in exchange for new lease liabilities	760	818
Equity investments obtained in exchange for delayed equity contributions	25,643	37,065
Dividends declared during the period but not paid	46,011	39,401
Acquisitions
Fair value of common stock shares issued	—	204,986
Cash consideration	—	2
Fair value of assets acquired	—	1,364,640
Liabilities assumed	—	1,159,652

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and they should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results anticipated for the year ending December 31, 2026. The condensed consolidated statement of financial condition of the Company as of December 31, 2025 has been derived from the audited consolidated statements of the Company as of that date.

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

Cash, Cash Equivalents and Interest Bearing Cash Deposits
Cash and cash equivalents include cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”), interest bearing deposits, federal funds sold, and liquid investments with original or acquired maturities of three months or less. From time to time, interest bearing deposits may be maintained at other financial institutions as collateral for certain derivative contracts and are considered restricted cash. Interest earned on interest bearing cash deposits was $22,362,000 and $17,686,000 for the nine months ended September 30, 2026 and 2025, respectively, and was included in interest income on investment securities on the unaudited condensed consolidated statements of operations. The Bank is required to maintain an average reserve balance either with the FRB or in the form of cash on hand at a reserve rate determined by the FRB. Effective March 26, 2020, the FRB Board reduced the reserve requirement ratio to zero percent. The required reserve balance at September 30, 2026 was $0.

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

Loans Held for Sale
Loans held for sale generally consist of long-term, fixed-rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Fair value elections are made at the time of origination based on the Company’s fair value election policy. Loans held for sale are currently recorded at fair value and may be sold with or without servicing rights. Changes in fair value are recognized in gain on sale of loans included in non-interest income.

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

Doubtful/Loss Loans. A loan classified as doubtful has the characteristics that make collection in full, on the basis of currently existing facts, conditions, and values, highly improbable. The possibility of loss is extremely high, but because of pending factors, which may work to the advantage and strengthening of the loan, its classification as loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Loans are classified as loss when they are deemed to be not collectible and of such little value that continuance as an active asset of the Company is not warranted.. Loans classified as loss must be charged-off. Assignment of this classification does not mean that an asset has absolutely no recovery or salvage value, but that it is not practical or desirable to defer writing off a basically worthless asset, even though partial recovery may be attained in the future.

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

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The Company maintains a separate ACL for off-balance sheet credit exposures, including unfunded loan commitments. Such ACL is included in other liabilities on the Company’s unaudited condensed consolidated statements of financial condition. The Company estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancellable by the Company. At September 30, 2026 and December 31, 2025, the Company had an ACL of $28,219,000 and $29,973,000, respectively, for off-balance sheet credit exposures.

Provision for Credit Losses
The Company recognizes provision for credit losses on the allowance for off-balance sheet credit exposures (e.g., unfunded loan commitments) together with provision for credit losses on the loan portfolio in the unaudited condensed consolidated statements of operations line item provision for credit losses.

The following table presents the provision for credit losses on the loan portfolio and off-balance sheet exposures:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision for credit loss - loans	$5,643	5,192	19,282	29,355
Provision for credit loss - unfunded	(534)	2,464	(1,754)	6,382
Total provision for credit losses	$5,109	7,656	17,528	35,737

There was no provision for credit losses on debt securities for the nine months ended September 30, 2026 and 2025, respectively.

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

Leases
The Company leases certain land, premises and equipment from third parties. A lessee lease is classified as an operating lease unless it meets certain criteria (e.g., lease contains option to purchase that Company is reasonably certain to exercise), in which case it is classified as a finance lease. These leases are included in net premises and equipment as right-of-use (“ROU”) assets on the Company’s unaudited condensed consolidated statements of financial condition. The operating leases have an ROU liability in operating lease liabilities on the Company’s unaudited condensed consolidated statements of financial condition and lease expense for lease payments is recognized on a straight-line basis over the lease term. The finance leases have liabilities that are included in finance lease liabilities on the Company’s unaudited condensed consolidated statements of financial condition. The interest expense incurred on the finance lease liability is included in interest expense on other borrowed funds on the Company’s unaudited condensed consolidated statements of operations. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate for the Company based on the information available at commencement date is used in determining the present value of the lease payments. A lease term will include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. The Company accounts for lease and non-lease components (e.g., common-area maintenance) together as a single combined lease component for all asset classes. The Company has elected to recognize payments for short-term leases of 12 months or less on a straight-line basis over the lease term, and exclude such leases from the Company’s unaudited condensed consolidated statements of financial condition. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

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

For the goodwill impairment assessment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company elected to bypass the qualitative assessment for its 2026 annual goodwill impairment testing and proceed directly to the goodwill impairment assessment. The goodwill impairment process requires the Company to make assumptions and judgments regarding fair value. The Company calculates an implied fair value for the reporting unit and if the implied fair value is less than the carrying value, an impairment loss is recognized for the difference. For additional information relating to goodwill, see Note 5.

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

Hedging Derivatives
The derivatives designated in fair value hedges and cash flow hedges are recognized as other assets or other liabilities on the Company’s unaudited condensed consolidated statements of financial condition and are measured at fair value. Earnings effect of fair value hedges and cash flow hedge derivatives are recognized in the same statement of operations line item that is used to present the earnings effect of the hedged item. Cash flows resulting from the fair value hedge and cash flow hedge derivatives are classified in the Company’s cash flow statement in the same category as the cash flows of the items being hedged. For a fair value hedge, the gain or loss on the derivative included in the effectiveness testing, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings as fair value changes. For a fair value hedge, the Company has elected that the amounts excluded from the initial assessment of effectiveness will be amortized in earnings using a systematic and rational method with any difference in the fair value of the excluded component and amounts recognized in earnings to be recognized in OCI. For a cash flow hedge, the gain or loss on the derivative is reported in OCI and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the unaudited condensed consolidated statements of financial condition or to specific firm commitments or forecasted transactions. The Company then formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in cash flows or fair values of the hedged items. The Company has elected not to offset the fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

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

Revenue Recognition
The Company recognizes revenue when services or products are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. Revenue from contracts with customers was $84,268,000 and $72,540,000 for the nine months ended September 30, 2026 and 2025, respectively, and largely consisted of revenue from service charges and other fees from deposits (e.g., overdraft fees, automated teller machine (“ATM”) fees, debit card fees). Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2026 and December 31, 2025 and there were no impairment losses recognized. Policies specific to revenue from contracts with customers include the following:

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

Debit Card Fees. Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided and is included in payment services on the unaudited condensed consolidated statements of operations.
Reclassifications
Certain reclassifications have been made to the 2025 financial statements to conform to the 2026 presentation. These reclassifications had no effect on net earnings.

Accounting Guidance Pending Adoption
The ASC is the Financial Accounting Standards Board (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following provides a description of recently issued but not yet effective ASUs that could have a material effect on the Company’s financial position, results of operations or it’s disclosures.

ASU 2024-03 - Disaggregation of Income Statement Expenses. In November 2024, FASB amended ASC subtopic 220-40 which requires certain disaggregated disclosures of the income statement (the “Update”). The amendments require new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation and intangible amortization. The amendments are effective for public business entities in the first annual reporting period beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update may be applied on a prospective basis or retrospective to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this Update, but does not expect the adoption of this guidance to have a material impact to the unaudited condensed consolidated financial statements, including related disclosures, or significant impact on its current processes.

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

Note 2. Debt Securities
The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of the Company’s debt securities:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$64,101	25	(378)	63,748
U.S. government sponsored enterprises	125,895	43	(1,157)	124,781
State and local governments	126,955	66	(6,558)	120,463
Corporate bonds	10,768	254	(192)	10,830
Residential mortgage-backed securities	2,030,585	190	(217,075)	1,813,700
Commercial mortgage-backed securities	1,512,356	30	(50,845)	1,461,541
Total available-for-sale	$3,870,660	608	(276,205)	3,595,063
Held-to-maturity
U.S. government and federal agency	$730,397	—	(20,325)	710,072
State and local governments	1,553,434	286	(257,335)	1,296,385
Residential mortgage-backed securities	534,102	—	(36,688)	497,414
Total held-to-maturity	2,817,933	286	(314,348)	2,503,871
Total debt securities	$6,688,593	894	(590,553)	6,098,934

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government and federal agency	$257,650	264	(1,984)	255,930
U.S. government sponsored enterprises	315,675	86	(3,273)	312,488
State and local governments	165,305	1,035	(2,256)	164,084
Corporate bonds	33,691	279	(21)	33,949
Residential mortgage-backed securities	2,391,698	1,417	(177,996)	2,215,119
Commercial mortgage-backed securities	1,069,355	998	(44,411)	1,025,942
Total available-for-sale	$4,233,374	4,079	(229,941)	4,007,512
Held-to-maturity
U.S. government and federal agency	$865,696	—	(24,129)	841,567
State and local governments	1,587,673	1,341	(175,623)	1,413,391
Residential mortgage-backed securities	656,847	224	(31,913)	625,158
Total held-to-maturity	3,110,216	1,565	(231,665)	2,880,116
Total debt securities	$7,343,590	5,644	(461,606)	6,887,628

Maturity Analysis
The following table presents the amortized cost and fair value of AFS and HTM debt securities by contractual maturity at September 30, 2026. Actual maturities may differ from expected or contractual maturities since some issuers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$132,268	131,008	458,997	452,327
Due after one year through five years	92,498	92,024	399,930	381,989
Due after five years through ten years	53,147	50,527	265,966	245,146
Due after ten years	49,806	46,263	1,158,938	926,995
	327,719	319,822	2,283,831	2,006,457
Mortgage-backed securities [1]	3,542,941	3,275,241	534,102	497,414
Total	$3,870,660	3,595,063	2,817,933	2,503,871
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Sales and Calls of Debt Securities
Proceeds from sales and calls of debt securities and the associated gains and losses that have been included in earnings in gain (loss) on sale of securities are listed below:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Available-for-sale
Proceeds from sales and calls of debt securities	$12,150	—	36,327	120,680
Gross realized gains [1]	—	—	—	—
Gross realized losses [1]	—	—	—	—
Held-to-maturity
Proceeds from calls of debt securities	3,270	3,860	22,180	14,355
Gross realized gains [1]	—	—	—	—
Gross realized losses [1]	—	—	—	—
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

	September 30, 2026
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	33	$57,421	(20)	4,119	(358)	61,540	(378)
U.S. government sponsored enterprises	5	—	—	115,298	(1,157)	115,298	(1,157)
State and local governments	115	72,225	(3,500)	39,538	(3,058)	111,763	(6,558)
Corporate bonds	2	1,486	(5)	3,813	(187)	5,299	(192)
Residential mortgage-backed securities	447	193,079	(10,073)	1,614,563	(207,002)	1,807,642	(217,075)
Commercial mortgage-backed securities	161	668,894	(15,724)	691,022	(35,121)	1,359,916	(50,845)
Total available-for-sale	763	$993,105	(29,322)	2,468,353	(246,883)	3,461,458	(276,205)

	December 31, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
U.S. government and federal agency	39	$55,231	(82)	179,092	(1,902)	234,323	(1,984)
U.S. government sponsored enterprises	12	—	—	302,962	(3,273)	302,962	(3,273)
State and local governments	88	36,534	(83)	46,762	(2,173)	83,296	(2,256)
Corporate bonds	2	—	—	13,980	(21)	13,980	(21)
Residential mortgage-backed securities	376	28,843	(42)	1,983,182	(177,954)	2,012,025	(177,996)
Commercial mortgage-backed securities	142	62,427	(215)	864,907	(44,196)	927,334	(44,411)
Total available-for-sale	659	$183,035	(422)	3,390,885	(229,519)	3,573,920	(229,941)

The majority of AFS debt securities with unrealized loss positions at September 30, 2026 were issued by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and other agencies of the U.S. government or have credit ratings issued by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO” entities, such as Standard and Poor’s (“S&P”) and Moody’s) in the four highest credit rating categories. All of the Company’s AFS debt securities with unrealized loss positions at September 30, 2026 have been determined to be investment grade.

The Company did not have any past due AFS debt securities as of September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on AFS debt securities totaled $9,552,000 and $9,619,000 at September 30, 2026, and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Based on an analysis of its AFS debt securities with unrealized losses as of September 30, 2026, the Company determined the decline in value was unrelated to credit losses and was primarily the result of changes in interest rates and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, as of September 30, 2026, management determined it did not intend to sell AFS debt securities with unrealized losses, and there was no expected requirement to sell such securities before recovery of their amortized cost. As a result, no ACL was recorded on AFS debt securities at September 30, 2026, and December 31, 2025, respectively. As part of this determination, the Company considered contractual obligations, regulatory constraints, liquidity, capital, asset/liability management and securities portfolio objectives and whether or not any of the Company’s investment securities were managed by third-party investment funds.

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

(Dollars in thousands)	September 30, 2026	December 31, 2025
S&P: AAA / Moody’s: Aaa	$374,646	397,328
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,132,515	1,155,450
S&P: A+, A, A- / Moody’s: A1, A2, A3	28,477	29,093
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	120	—
Not rated by either entity	17,676	5,802
Total	$1,553,434	1,587,673

The Company’s state and local government securities in the HTM debt securities portfolio are primarily comprised of general obligation and revenue bonds with NRSRO ratings in the four highest credit rating categories. All of the Company’s state and local securities that are classified as HTM debt securities at September 30, 2026 have been determined to be investment grade.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any HTM debt securities past due. Accrued interest receivable on HTM debt securities totaled $18,245,000 and $16,175,000 at September 30, 2026 and December 31, 2025, respectively, and were excluded from the estimate of credit losses.

Based on the Company’s evaluation, an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL was recorded at September 30, 2026 or December 31, 2025.

Note 3. Loans Receivable, Net

The following table presents loans receivable for each portfolio segment of loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Residential real estate	$2,104,815	2,457,907
Commercial real estate	14,432,233	13,565,512
Other commercial	3,613,414	3,497,829
Home equity	1,050,852	977,206
Other consumer	418,216	429,342
Loans receivable [1]	21,619,530	20,927,796
Allowance for credit losses	(259,668)	(255,319)
Loans receivable, net	$21,359,862	20,672,477
Net deferred origination fees included in loans receivable	$(34,853)	(32,715)
Net purchase accounting discounts included in loans receivable	$(61,236)	(76,963)
Accrued interest receivable on loans	$104,024	94,251
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

The Company had no significant purchases or sales of portfolio loans or reclassification of loans held for investment to loans held for sale during the nine months ended September 30, 2026.

Allowance for Credit Losses - Loans Receivable
The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on loans. The following tables summarize the activity in the ACL:

	Three Months ended September 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$260,025	25,226	179,701	36,353	11,437	7,308
Provision for credit losses	5,643	2,215	(10)	1,228	40	2,170
Charge-offs	(7,016)	—	(254)	(3,733)	—	(3,029)
Recoveries	1,016	6	17	275	7	711
Balance at end of period	$259,668	27,447	179,454	34,123	11,484	7,160

	Three Months ended September 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$226,799	27,915	152,189	28,316	11,701	6,678
Provision for credit losses	5,192	(3,681)	3,977	5,146	(2,287)	2,037
Charge-offs	(4,040)	—	—	(1,417)	—	(2,623)
Recoveries	1,126	75	77	361	28	585
Balance at end of period	$229,077	24,309	156,243	32,406	9,442	6,677

	Nine Months ended September 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$255,319	31,875	166,803	37,954	11,645	7,042
Provision for credit losses	19,282	(4,456)	14,166	3,379	120	6,073
Charge-offs	(18,578)	(5)	(1,583)	(8,631)	(303)	(8,056)
Recoveries	3,645	33	68	1,421	22	2,101
Balance at end of period	$259,668	27,447	179,454	34,123	11,484	7,160

	Nine Months ended September 30, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Balance at beginning of period	$206,041	25,181	138,545	24,400	11,402	6,513
Acquisitions	35	—	—	10	—	25
Provision for credit losses	29,355	(1,139)	17,310	9,737	(2,021)	5,468
Charge-offs	(11,276)	(1)	(51)	(4,053)	(9)	(7,162)
Recoveries	4,922	268	439	2,312	70	1,833
Balance at end of period	$229,077	24,309	156,243	32,406	9,442	6,677

During the nine months ended September 30, 2026, the ACL increased primarily due to portfolio growth, composition changes, various environmental and economic factors and credit quality considerations. During the nine months ended September 30, 2025, the ACL increased primarily due to the provision for credit losses recorded as a result of the acquisition of BOID.

The sizable charge-offs in the other consumer loan segment was driven by deposit overdraft charge-offs which typically experience high charge-off rates and the amounts were comparable to historical trends. The other segments generally experience routine charge-offs and recoveries, with occasional large credit relationships charge-offs and recoveries that cause fluctuations from prior periods. During the nine months ended September 30, 2026, there have been no significant changes to the types of collateral securing collateral dependent loans.

Aging Analysis
The following tables present an aging analysis of the recorded investment in loans:

	September 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$27,241	2,308	10,943	7,600	2,948	3,442
Accruing loans 60-89 days past due	30,908	18,994	3,609	4,083	3,119	1,103
Accruing loans 90 days or more past due	17,219	2,941	9,488	2,754	1,680	356
Non-accrual loans with no ACL	66,769	13,672	25,158	23,337	4,117	485
Non-accrual loans with ACL	1,433	—	11	1,336	13	73
Total past due and non-accrual loans	143,570	37,915	49,209	39,110	11,877	5,459
Current loans receivable	21,475,960	2,066,900	14,383,024	3,574,304	1,038,975	412,757
Total loans receivable	$21,619,530	2,104,815	14,432,233	3,613,414	1,050,852	418,216

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Accruing loans 30-59 days past due	$60,719	14,310	30,212	7,382	4,525	4,290
Accruing loans 60-89 days past due	18,107	6,505	4,366	4,980	991	1,265
Accruing loans 90 days or more past due	5,997	1,857	967	2,882	120	171
Non-accrual loans with no ACL	59,775	13,611	15,783	25,916	3,611	854
Non-accrual loans with ACL	2,712	581	—	1,974	—	157
Total past due and non-accrual loans	147,310	36,864	51,328	43,134	9,247	6,737
Current loans receivable	20,780,486	2,421,043	13,514,184	3,454,695	967,959	422,605
Total loans receivable	$20,927,796	2,457,907	13,565,512	3,497,829	977,206	429,342

The Company had $2,467,000 and $1,025,000 of interest reversed on non-accrual loans during the nine months ended September 30, 2026 and 2025, respectively.

Collateral-Dependent Loans
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The collateral on the loans is a significant portion of what secures the collateral-dependent loans and significant changes to the fair value of the collateral can impact the ACL. During the nine months ended September 30, 2026, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by collateral type:

	September 30, 2026
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$22,584	—	—	22,579	—	5
Residential real estate	20,538	13,745	1,402	1,281	4,110	—
Other real estate	31,199	—	30,393	448	7	351
Other	631	—	—	155	—	476
Total	$74,952	13,745	31,795	24,463	4,117	832

	December 31, 2025
(Dollars in thousands)	Total	Residential Real Estate	Commercial Real Estate	Other Commercial	Home Equity	Other Consumer
Business assets	$21,741	—	—	21,741	—	—
Residential real estate	20,196	13,638	1,749	1,236	3,512	61
Other real estate	23,227	—	22,328	476	41	382
Other	4,311	—	—	3,535	—	776
Total	$69,475	13,638	24,077	26,988	3,553	1,219

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The following disclosures for loan modifications made to borrowers experiencing financial difficulty (“MBFD”) are presented in the following tables and show the amortized cost basis at the end of the periods of the MBFDs by segment:

	At or for the Three Months ended September 30, 2026
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$818	—%	—	—%	$818
Other commercial	1,675	—%	—	—%	1,675
Total	$2,493		$—		$2,493

	At or for the Three Months ended September 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$—	—%	$650	—%	$650
Other commercial	8,664	0.3%	—	—%	8,664
Total	$8,664		$650		$9,314

	At or for the Nine Months ended September 30, 2026
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Residential real estate	$397	—%	$867	—%	$1,264
Commercial real estate	9,830	0.1%	$—	—%	9,830
Other commercial	6,449	0.2%	—	—%	6,449
Total	$16,676		$867		$17,543

	At or for the Nine Months ended September 30, 2025
	Term Extension and Payment Deferral		Combination - Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost Basis	% of Total Class	Amortized Cost Basis	% of Total Class	Total
Commercial real estate	$7,905	0.1%	650	—%	$8,555
Other commercial	8,923	0.3%	241	—%	9,164
Total	$16,828		$891		$17,719

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty by segment:

At or for the Three Months ended September 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	—%	4 months
Other commercial	—%	4 months

	At or for the Three Months ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	3.00%	1 year, 4 months
Other commercial	—%	4 months

At or for the Nine Months ended September 30, 2026
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Residential real estate	0.73%	5.1 years
Commercial real estate	—%	3 months
Other commercial	—%	5 months

	At or for the Nine Months ended September 30, 2025
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	0.77%	1 year
Other commercial	2.19%	1 year

Loans that were modified within the preceding twelve months that had a payment default during the period ended September 30, 2026 had an ending balances of $59,000 and $290,000, and were included in other commercial loans, and residential real estate loans, respectively. During the period ending September 30, 2025, there were loans with period ending balances of $136,000 and $220,000, that were modified during the preceding twelve months that had a payment default, and were included in other commercial loans, and commercial real estate loans, respectively. There were $25,000 and $0 additional unfunded commitments on MBFD loans outstanding at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the Company had $730,000 and $2,935,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. The Company had $601,000 and $155,000 of OREO secured by residential real estate properties at September 30, 2026 and December 31, 2025, respectively.

The following tables depict the performance of loans that have been modified in the last twelve months by segment:

	September 30, 2026
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Residential real estate	$1,264	—	—	—	1,264
Commercial real estate	9,830	9,747	—	—	83
Other commercial	6,449	2,179	3,698	—	572
Total	$17,543	11,926	3,698	—	1,919

	September 30, 2025
(Dollars in thousands)	Total	Current	30-89 Days Past Due	90 Days or More Past Due	Non-Accrual
Commercial real estate	$8,555	8,403	—	—	152
Other commercial	9,164	9,028	—	—	136
Total	$17,719	17,431	—	—	288

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

	September 30, 2026
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2026 (year-to-date)	$—	1,962,619	1,953,613	4,750	4,256	—
2025	—	2,421,952	2,404,422	15,372	2,158	—
2024	12	1,508,083	1,488,872	15,574	3,637	—
2023	257	1,123,766	1,095,335	3,624	24,807	—
2022	458	2,271,956	2,204,413	54,197	13,346	—
Prior	856	4,721,441	4,576,614	34,881	109,946	—
Revolving loans	—	422,416	418,126	497	3,793	—
Total	$1,583	14,432,233	14,141,395	128,895	161,943	—
Other commercial loans
Term loans by origination year
2026 (year-to-date)	$5,108	504,375	501,504	2,243	406	222
2025	157	346,562	338,997	6,410	1,155	—
2024	395	231,992	223,677	4,581	3,734	—
2023	133	171,305	163,260	3,083	4,588	374
2022	887	417,436	410,646	785	6,004	1
Prior	1,951	865,146	837,880	6,123	21,120	23
Revolving loans	—	1,076,598	1,034,548	17,801	21,239	3,010
Total	$8,631	3,613,414	3,510,512	41,026	58,246	3,630

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Pass	Special Mention	Substandard	Doubtful/ Loss
Commercial real estate loans
Term loans by origination year
2025	$—	$2,114,996	2,109,129	4,397	1,470	—
2024	51	1,622,518	1,609,785	8,433	4,300	—
2023	—	1,349,042	1,318,470	22,639	7,933	—
2022	2,243	2,537,806	2,461,577	58,488	17,741	—
2021	—	2,087,103	1,987,311	35,463	64,329	—
Prior	—	3,399,784	3,283,767	46,443	69,574	—
Revolving loans	—	454,263	440,697	11,055	2,511	—
Total	$2,294	$13,565,512	13,210,736	186,918	167,858	—
Other commercial loans
Term loans by origination year
2025	$3,569	$512,778	503,334	6,920	2,304	220
2024	306	333,688	329,068	1,554	3,066	—
2023	913	233,025	223,699	4,153	4,797	376
2022	86	477,443	466,556	2,366	8,519	2
2021	1,069	402,519	392,403	3,337	6,774	5
Prior	315	595,651	574,367	9,913	11,343	28
Revolving loans	—	942,725	889,147	29,827	23,741	10
Total	$6,258	$3,497,829	3,378,574	58,070	60,544	641

For residential real estate, home equity and other consumer loan segments, the Company evaluates credit quality primarily on the aging status of the loan. The following tables present the amortized cost in residential real estate, home equity and other consumer loans based on payment performance:

	September 30, 2026
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2026 (year-to-date)	$—	208,649	208,649	—	—
2025	—	250,990	250,782	208	—
2024	—	146,307	143,233	1,742	1,332
2023	—	222,765	216,561	991	5,213
2022	—	593,726	574,591	14,160	4,975
Prior	5	682,263	672,969	4,201	5,093
Revolving loans	—	115	115	—	—
Total	$5	2,104,815	2,066,900	21,302	16,613
Home equity loans
Term loans by origination year
2026 (year-to-date)	$—	704	704	—	—
2025	—	10,540	10,540	—	—
2024	75	8,132	7,627	382	123
2023	—	4,601	4,338	122	141
2022	226	12,116	12,116	—	—
Prior	2	15,351	14,696	283	372
Revolving loans	—	999,408	988,954	5,280	5,174
Total	$303	1,050,852	1,038,975	6,067	5,810
Other consumer loans
Term loans by origination year
2026 (year-to-date)	$6,933	114,266	111,835	2,389	42
2025	165	91,896	91,420	357	119
2024	430	58,637	58,199	284	154
2023	244	43,224	42,586	451	187
2022	125	28,405	27,859	430	116
Prior	159	45,861	45,456	147	258
Revolving loans	—	35,927	35,402	487	38
Total	$8,056	418,216	412,757	4,545	914

	December 31, 2025
(Dollars in thousands)	Gross Charge-Offs	Total	Performing	30-89 Days Past Due	Non-Accrual and 90 Days or More Past Due
Residential real estate loans
Term loans by origination year
2025	$—	$283,293	283,293	—	—
2024	1	283,422	278,922	2,232	2,268
2023	—	297,393	293,384	1,184	2,825
2022	—	727,941	718,191	6,831	2,919
2021	—	502,487	499,821	1,366	1,300
Prior	—	312,772	297,067	8,968	6,737
Revolving loans	—	50,599	50,365	234	—
Total	$1	$2,457,907	2,421,043	20,815	16,049
Home equity loans
Term loans by origination year
2025	$—	$474	474	—	—
2024	—	2,397	2,397	—	—
2023	—	1,457	1,033	400	24
2022	31	2,113	2,054	—	59
2021	65	3,792	3,792	—	—
Prior	10	3,381	3,321	19	41
Revolving loans	—	963,592	954,888	5,097	3,607
Total	$106	$977,206	967,959	5,516	3,731
Other consumer loans
Term loans by origination year
2025	$8,238	$143,910	140,869	3,025	16
2024	240	83,178	82,551	470	157
2023	413	68,406	67,016	1,027	363
2022	751	39,801	39,126	441	234
2021	146	25,329	25,018	166	145
Prior	235	29,233	28,982	67	184
Revolving loans	—	39,485	39,043	359	83
Total	$10,023	$429,342	422,605	5,555	1,182

Note 4. Leases

The Company leases certain land, premises and equipment from third parties. The following table summarizes the Company’s leases:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-use assets	$47,892		42,353
Accumulated depreciation	(19,552)		(15,332)
Net right-of-use assets	$28,340	45,643	27,021	48,553
Lease liabilities	$30,559	50,039	28,808	52,869
Weighted-average remaining lease term	9 years	13 years	9 years	13 years
Weighted-average discount rate	3.9%	4.0%	3.9%	3.9%

Maturities of lease liabilities consist of the following:

	September 30, 2026
(Dollars in thousands)	Finance Leases	Operating Leases
Maturing within one year	$6,813	7,594
Maturing one year through two years	6,677	7,026
Maturing two years through three years	6,692	6,241
Maturing three years through four years	3,968	5,497
Maturing four years through five years	1,309	4,583
Thereafter	10,217	35,121
Total lease payments	35,676	66,062
Present value of lease payments
Short-term	5,751	5,756
Long-term	24,808	44,283
Total present value of lease payments	30,559	50,039
Difference between lease payments and present value of lease payments	$5,117	16,023
The components of lease expense included in other expenses on the unaudited condensed consolidated statements of operations consist of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Finance lease cost
Amortization of right-of-use assets	$1,476	1,078	4,289	3,230
Interest on lease liabilities	307	168	920	526
Operating lease cost	2,031	1,516	6,178	4,291
Short-term lease cost	219	177	689	450
Variable lease cost	610	549	1,942	1,497
Sublease income	(20)	(29)	(67)	(58)
Total lease expense	$4,623	3,459	13,951	9,936

Supplemental cash flow information related to leases is as follows:

	Three Months ended
	September 30, 2026		September 30, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$307	1,729	168	1,121
Financing cash flows	1,358	N/A	1,004	N/A

	Nine Months ended
	September 30, 2026		September 30, 2025
(Dollars in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$920	6,425	526	3,234
Financing cash flows	3,852	N/A	2,963	N/A
______________________________
N/A - Not applicable

The Company also leases office space to third parties through operating leases. Rent income from these leases for the nine months ended September 30, 2026 and 2025 was $2,503,000 and $1,143,000, respectively, and is recorded in other income within non-interest income.

Note 5. Goodwill

The following schedule discloses the changes in the carrying value of goodwill:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net carrying value at beginning of period	$1,378,283	1,121,401	1,378,283	1,051,318
Acquisitions and adjustments	—	—	—	70,083
Net carrying value at end of period	$1,378,283	1,121,401	1,378,283	1,121,401

The Company performed its annual goodwill impairment test during the third quarter of 2026 and determined the fair value of the aggregated reporting units exceeded the carrying value, such that the Company’s goodwill was not considered impaired. Changes in the economic environment, operations of the aggregated reporting units, or other factors could result in the decline in the fair value of the aggregated reporting units which could result in a goodwill impairment in the future.
Note 6. Loan Servicing

Mortgage loans that are serviced for others are not reported as assets, as only the servicing rights are recorded and included in other assets. The following schedules disclose the change in the carrying value of mortgage servicing rights that are included in other assets, principal balances of loans serviced and the fair value of mortgage servicing rights:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Carrying value at beginning of period	$11,779	11,958
Additions	1,349	1,268
Amortization	(1,095)	(1,447)
Carrying value at end of period	$12,033	11,779
Principal balances of loans serviced for others	$1,470,903	1,470,673
Fair value of servicing rights	$17,848	16,489

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

(Dollars in thousands)	September 30, 2026	December 31, 2025
Assets
Loans receivable	$96,096	95,701
Accrued interest receivable	497	—
Other assets	92,094	91,461
Total assets	$188,687	187,162
Liabilities
Other borrowed funds	$51,744	51,473
Accrued interest payable	612	418
Other liabilities	26,682	31,852
Total liabilities	$79,038	83,743

Unconsolidated Variable Interest Entities
The Company has equity investments in LIHTC partnerships, both directly and through tax credit funds, with carrying values of $220,689,000 and $216,650,000 as of September 30, 2026 and December 31, 2025, respectively. The LIHTCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, tax credit recapture, and credit extended by the Company. However, the Company has credit protection in the form of indemnification agreements, guarantees, and collateral arrangements. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s unaudited condensed consolidated statements of financial condition and any unfunded equity commitments in other liabilities. There were no impairment losses on the Company’s LIHTC investments during the nine months ended September 30, 2026 and 2025. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at September 30, 2026 are as follows:

(Dollars in thousands)	Amount
Years ending December 31,
2026	$24,434
2027	35,405
2028	9,325
2029	1,412
2030	568
Thereafter	2,319
Total	$73,463

The Company also has investments in NMTC investment funds where the Company has evaluated the variable interests held by the Company in each investment and determined the Company does not meet the criteria to consolidate. As a result, the investments are recorded as equity investments and reports the investment in other assets on the Company unaudited condensed consolidated statements of financial condition. The carrying amount of such investments were $4,634,000 at September 30, 2026. There were no impairment losses on the Company’s NMTC investments during the nine months ended September 30, 2026.

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

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization expense	$7,530	6,373	22,230	19,018
Tax credits and other tax benefits recognized	9,479	8,006	28,058	23,576

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

Note 8. Securities Sold Under Agreements to Repurchase

The following table summarizes the carrying value of the Company’s securities sold under agreements to repurchase (“repurchase agreements”) by remaining contractual maturity of the agreements and category of collateral:

	Overnight and Continuous
(Dollars in thousands)	September 30, 2026	December 31, 2025
U.S. government and federal agency	$52,829	$308,437
Residential mortgage-backed securities	1,392,360	1,775,676
Commercial mortgage-backed securities	509,736	—
Total	$1,954,925	$2,084,113

The repurchase agreements are secured by debt securities with carrying values of $2,302,451,000 and $2,432,683,000 at September 30, 2026 and December 31, 2025, respectively. Securities are pledged to customers at the time of the transaction in an amount at least equal to the outstanding balance and are held in custody accounts by third parties. The fair value of collateral is continually monitored and additional collateral is provided as deemed appropriate.

Note 9. Derivatives and Hedging Activities

The following table presents the derivatives that are recorded at fair value in other assets or other liabilities.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Average Maturity	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
Fair value hedge designation
Interest rate swap agreements		$—	—	1,395,500	244
Interest rate cap agreements	4.02 years	704,834	28,048	100,000	2,128

Non-designated derivatives
Interest rate lock commitments		93,656	900	44,089	700
TBA commitments		54,000	1,423	55,250	(241)

The Company has established objectives and strategies that include ongoing monitoring and management of interest rate risk. The Company monitors interest rate risk through simulation modeling to quantify the estimated exposure to net interest income to sustained interest rate changes. The goal of the asset/liability management is to maintain profitability within established risk parameters. In the ordinary course of business, the Company enters into interest rate lock commitments with customers, which exposes the Company to interest rate risk. To mitigate such risk, the Company enters into TBA commitments to reduce the price fluctuations of the interest rate lock commitments. As part of the overall asset/liability strategy, the Company enters into certain fair value hedges and cash flow hedges to manage a portion of the interest rate risk. The following provides additional information related to the Company’s hedging transactions. The fair value hedges and cash flow hedges were highly effective when initiated and on an on-going basis. Cash collateral received from derivative counterparties is recognized as a liability since the Company is obligated to return the collateral in accordance with the applicable contract.

Cash Flow Hedges
Interest Rate Cap Agreements.
The Company had interest rate cap agreements designated as cash flow hedges on its variable rate subordinated debt, all of which matured prior to March 31, 2025. The interest rate caps required receipt of variable rate amounts from the counterparty when the interest rate rose above the strike price in the agreement. The amount of loss recognized in OCI was $657,000 and the amount of gain reclassified from OCI to interest expense was $63,000 for the nine months ended September 30, 2025.

Fair Value Hedges
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements that were designated as fair value hedges for a closed pool of fixed rate debt securities. The instruments were designated as fair value hedges, as the changes in the fair value of the interest rate swap were expected to offset changes in the fair value of the hedged item attributable to changes in the compounded overnight SOFR rate, the designated benchmark interest rate. These derivative contracts involved the receipt of variable rate interest from a counterparty in exchange for the Company making fixed rate payments over the life of the contract, without the exchange of the underlying notional value.

Interest Rate Cap Agreements
The Company entered into forward starting interest rate cap agreements that are designated as fair value hedges for specific fixed rate AFS debt securities. The instruments are designated as fair value hedges, as the changes in the fair value of the interest rate cap are expected to offset a portion of the changes in the fair value of the hedged item when the variable rate is above the strike price. These derivative contracts involve the receipt of variable rate interest from a counterparty if the variable rate of the benchmark rate (SOFR) exceeds the strike price. The weighted-average strike rate for the interest rate caps was 3.91% at September 30, 2026. Cash collateral received from counterparties totaled $26,470,000 at September 30, 2026.

The following amounts were recorded on the unaudited condensed consolidated statements of financial condition related to cumulative basis adjustments for fair value hedges for the respective periods:

(Dollars in thousands)	Amortized cost of the Hedged Assets		Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Line item on the consolidated statements of financial condition	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Investment securities available-for-sale - swap	$—	2,692,319	—	(244)
Investment securities available-for-sale - cap	690,785	99,528	(19,315)	(315)

The effects of the fair value hedge relationships on the unaudited condensed consolidated statements of operations during the periods presented below were as follows:

		Three Months ended		Nine Months ended
(Dollars in thousands)	Location of Gain (Loss)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate swap	Interest income on investment securities	$(6)	$474	$292	$825
Interest rate caps	Interest income on investment securities	18,450	—	18,138	—
Available-for-sale debt securities	Interest income on investment securities	(18,950)	2,575	(18,755)	7,776

The effect of fair value hedge accounting on OCI for the interest rate cap agreements for the periods presented below were as follows:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amount of loss recognized in OCI	$(4,587)	$—	$(5,857)	$—

Note 10. Other Expenses

Other expenses consists of the following:

	Three Months ended		Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Consulting and outside services	$5,841	5,415	$16,889	15,291
Debit card expenses	4,580	4,378	14,406	11,785
Mergers and acquisition expenses	92	6,975	10,589	10,793
Employee expenses	2,832	2,142	7,176	5,685
Loan expenses	2,250	2,716	6,977	6,954
Business development	1,898	1,662	4,991	4,377
Telephone	1,547	1,340	4,866	4,210
Postage	1,422	1,271	4,499	3,858
Variable interest entities amortization and other expenses	265	660	3,537	4,067
Checking and operating expenses	1,327	945	3,382	2,870
Printing and supplies	951	865	3,119	2,337
Legal fees	985	485	2,326	1,399
Accounting and audit fees	613	438	1,572	1,717
(Gain) loss on dispositions of premises and equipment	(844)	928	(3,017)	(1,694)
Other	4,117	2,900	12,584	9,335
Total other expenses	$27,876	33,120	$93,896	82,984

Note 11. Accumulated Other Comprehensive (Losses) Gains

The following table illustrates the activity within accumulated other comprehensive (losses) gains by component, net of tax:

(Dollars in thousands)	Unrealized (Losses) Gains on Available-For-Sale and Transferred Debt Securities	Unrealized (Losses) Gains on Derivatives Used for Cash Flow Hedges	Unrealized Losses on Derivatives Used for Fair Value Hedges	Total
Balance at January 1, 2025	$(309,836)	540	—	(309,296)
Other comprehensive income (loss) before reclassifications	113,722	(493)	—	113,229
Reclassification adjustments for losses and transfers included in net income	—	(47)	—	(47)
Reclassification adjustments for amortization included in net income for transferred securities	3,224	—	—	3,224
Net current period other comprehensive income (loss)	116,946	(540)	—	116,406
Balance at September 30, 2025	$(192,890)	—	—	(192,890)
Balance at January 1, 2026	$(166,846)	—	(264)	(167,110)
Other comprehensive loss before reclassifications	(37,406)	—	(4,405)	(41,811)
Reclassification adjustments for amortization included in net income for transferred securities	2,585	—	—	2,585
Net current period other comprehensive loss	(34,821)	—	(4,405)	(39,226)
Balance at September 30, 2026	$(201,667)	—	(4,669)	(206,336)

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares as if dilutive outstanding restricted stock units were vested and stock options were exercised, using the treasury stock method.

Basic and diluted earnings per share has been computed based on the following:

	Three Months ended		Nine Months ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income available to common stockholders, basic and diluted	$104,562	67,900	$284,568	175,249
Average outstanding shares - basic	130,214,868	118,552,231	130,145,667	116,316,754
Add: dilutive restricted stock units and stock options	218,367	76,203	178,593	66,068
Average outstanding shares - diluted	130,433,235	118,628,434	130,324,260	116,382,822
Basic earnings per share	$0.80	0.57	$2.19	1.51
Diluted earnings per share	$0.80	0.57	$2.18	1.51
Restricted stock units and stock options excluded from the diluted average outstanding share calculation [1]	754	—	254	124
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

Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Transfers in and out of Level 1 (quoted prices in active markets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) are recognized on the actual transfer date. There were no transfers between fair value hierarchy levels during the nine month periods ended September 30, 2026 and 2025.

Recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2026.

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

Loans held for sale, at fair value. Loans held for sale measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale measured at fair value are classified within Level 2. Included in gain on sale of loans were net losses of $962,000 and net gains of $419,000 for the nine month periods ended September 30, 2026 and 2025, respectively, from the changes in fair value of loans held for sale measured at fair value. Electing to measure loans held for sale at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

The following tables disclose the fair value measurement of assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$63,748	—	63,748	—
U.S. government sponsored enterprises	124,781	—	124,781	—
State and local governments	120,463	—	120,463	—
Corporate bonds	10,830	—	10,830	—
Residential mortgage-backed securities	1,813,700	—	1,813,700	—
Commercial mortgage-backed securities	1,461,541	—	1,461,541	—
Loans held for sale, at fair value	37,611	—	37,611	—
Interest rate caps	28,048	—	28,048	—
Interest rate locks	900	—	900	—
TBA hedge	1,423	—	1,423	—
Total assets measured at fair value on a recurring basis	$3,663,045	—	3,663,045	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities, available-for-sale
U.S. government and federal agency	$255,930	—	255,930	—
U.S. government sponsored enterprises	312,488	—	312,488	—
State and local governments	164,084	—	164,084	—
Corporate bonds	33,949	—	33,949	—
Residential mortgage-backed securities	2,215,119	—	2,215,119	—
Commercial mortgage-backed securities	1,025,942	—	1,025,942	—
Loans held for sale, at fair value	39,186	—	39,186	—
Interest rate caps	2,128	—	2,128	—
Interest rate locks	700	—	700	—
Interest rate swaps	244	—	244	—
Total assets measured at fair value on a recurring basis	$4,049,770	—	4,049,770	—

Non-recurring Measurements
The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a non-recurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2026.

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

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$6	—	—	6
Collateral-dependent impaired loans, net of ACL	849	—	—	849
Total assets measured at fair value on a non-recurring basis	$855	—	—	855

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Fair Value December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans, net of ACL	$1,887	—	—	1,887
Total assets measured at fair value on a non-recurring basis	$1,887	—	—	1,887

Non-recurring Measurements Using Significant Unobservable Inputs (Level 3)
The following tables present additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value September 30, 2026	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Other real estate owned	$6	Sales comparison approach	Selling costs	20.0% - 20.0% (20.0%)

Collateral-dependent impaired loans, net of ACL	$760	Cost approach	Selling costs	10.0% - 20.0% (14.5%)
	89	Sales comparison approach	Selling costs	10.0% - 20.0% (12.2%)
	$849

	Fair Value December 31, 2025	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation Technique	Unobservable Input	Range (Weighted-Average) [1]
Collateral-dependent impaired loans, net of ACL	$1,381	Cost approach	Selling costs	10.0% - 20.0% (10.3%)
	506	Sales comparison approach	Selling costs	10.0% - 20.0% (10.1%)
$1,887
______________________________
1 The range for selling cost inputs represents reductions to the fair value of the assets.

Fair Value of Financial Instruments
The following tables present the carrying amounts, estimated fair values and the level within the fair value hierarchy of the Company’s financial instruments not carried at fair value. Receivables and payables due in one year or less, equity securities without readily determinable fair values and deposits with no defined or contractual maturities are excluded from the table. There have been no significant changes in the valuation techniques during the period ended September 30, 2026.

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

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,506,781	1,506,781	—	—
Debt securities, held-to-maturity	2,817,933	—	2,503,871	—
Loans receivable, net of ACL	21,359,862	—	—	21,046,593
Total financial assets	$25,684,576	1,506,781	2,503,871	21,046,593
Financial liabilities
Term deposits	$3,743,285	—	3,774,102	—
Repurchase agreements and other borrowed funds	2,037,228	—	2,037,228	—
Subordinated debentures	174,113	—	171,083	—
Total financial liabilities	$5,954,626	—	5,982,413	—

		Fair Value Measurements At the End of the Reporting Period Using
(Dollars in thousands)	Carrying Amount December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,235,261	1,235,261	—	—
Debt securities, held-to-maturity	3,110,216	—	2,880,116	—
Loans receivable, net of ACL	20,672,477	—	—	20,779,943
Total financial assets	$25,017,954	1,235,261	2,880,116	20,779,943
Financial liabilities
Term deposits	$3,928,550	—	3,967,087	—
FHLB advances	440,000	—	440,175	—
Repurchase agreements and other borrowed funds	2,135,586	—	2,135,586	—
Subordinated debentures	187,492	—	175,069	—
Total financial liabilities	$6,691,628	—	6,717,917	—

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands, except per share and market data)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Performance results
Net income	$104,562	97,862	82,144	67,900	284,568	175,249
Basic earnings per share	$0.80	0.75	0.63	0.57	2.19	1.51
Diluted earnings per share	$0.80	0.75	0.63	0.57	2.18	1.51
Operating diluted earnings per share (non-GAAP) [1]	$0.81	0.76	0.70	0.62	2.26	1.67
Dividends declared per share	$0.35	0.33	0.33	0.33	1.01	0.99
Market value per share
Closing	$43.20	51.58	44.67	48.67	43.20	48.67
High	$54.58	52.16	53.99	50.54	54.58	52.81
Low	$43.03	44.26	41.87	42.08	41.87	36.76
Selected ratios and other data
Number of common stock shares outstanding	130,218,983	130,202,054	130,124,378	118,552,847	130,218,983	118,552,847
Average outstanding shares - basic	130,214,868	130,167,496	130,052,858	118,552,231	130,145,667	116,316,754
Average outstanding shares - diluted	130,433,235	130,346,888	130,242,765	118,628,434	130,324,260	116,382,822
Return on average assets (annualized)	1.31%	1.25%	1.05%	0.93%	1.20%	0.82%
Return on average equity (annualized)	9.53%	9.13%	7.82%	7.52%	8.84%	6.82%
Efficiency ratio	56.08%	56.65%	63.05%	62.05%	58.51%	63.12%
Operating efficiency ratio (non-GAAP) [1]	55.75%	56.21%	59.25%	58.87%	57.03%	61.83%
Loan to deposit ratio	85.69%	86.84%	85.18%	86.11%	85.69%	86.11%
Number of full time equivalent employees	4,111	4,125	4,139	3,649	4,111	3,649
Number of locations	282	282	282	248	282	248
Number of ATMs	338	339	337	298	338	298
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

The Company reported net income of $104.6 million for the current quarter, an increase of $6.7 million, or 7 percent, from the prior quarter net income of $97.9 million and an increase of $36.7 million, or 54 percent, from the prior year third quarter net income of $67.9 million. Diluted earnings per share for the current quarter was $0.80, an increase of $0.05 per share, or 7 percent, from the prior quarter diluted earnings per share of $0.75 and an increase of $0.23 per share, or 40 percent, from the prior year third quarter diluted earnings per share of $0.57. Operating diluted earnings per share for the current quarter was $0.81, an increase of $0.05 per share, or 7 percent, from the prior quarter operating diluted earnings per share of $0.76 and an increase of $0.19 per share, or 31 percent, from the prior year third quarter operating diluted earnings per share of $0.62. The current quarter included $1.9 million of compensation from acquisition-related employment agreements and $844 thousand of gains from the sale of former branch facilities and disposal of fixed assets.
Net income for the first nine months of 2026 was $285 million, an increase of $110 million, or 63 percent, from the prior year first nine months net income of $175 million which was driven primarily by the increase in net interest income from the improvement in the net interest margin. Diluted earnings per share for the first nine months of 2026 was $2.18, an increase of $0.67 per share, or 44 percent, from the prior year first nine months diluted earnings per share of $1.51. Operating diluted earnings per share for the first nine months of 2026 was $2.26, an increase of $0.59 per share, or 35 percent, from the prior year first nine months of 2025 operating diluted earnings per share of $1.67.

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

Financial Condition Analysis

Assets
The following table summarizes the Company’s assets as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025
Cash and cash equivalents	$1,506,781	1,056,679	1,235,261	854,244	450,102	271,520	652,537
Debt securities, available-for-sale	3,595,063	3,482,725	4,007,512	3,916,189	112,338	(412,449)	(321,126)
Debt securities, held-to-maturity	2,817,933	3,004,758	3,110,216	3,155,901	(186,825)	(292,283)	(337,968)
Total debt securities	6,412,996	6,487,483	7,117,728	7,072,090	(74,487)	(704,732)	(659,094)
Loans receivable [1]
Residential real estate	2,104,815	2,111,683	2,457,907	1,926,448	(6,868)	(353,092)	178,367
Commercial real estate	14,432,233	14,155,059	13,565,512	12,045,446	277,174	866,721	2,386,787
Other commercial	3,613,414	3,615,240	3,497,829	3,451,177	(1,826)	115,585	162,237
Home equity	1,050,852	1,054,110	977,206	980,472	(3,258)	73,646	70,380
Other consumer	418,216	427,631	429,342	387,443	(9,415)	(11,126)	30,773
Loans receivable	21,619,530	21,363,723	20,927,796	18,790,986	255,807	691,734	2,828,544
Allowance for credit losses	(259,668)	(260,025)	(255,319)	(229,077)	357	(4,349)	(30,591)
Loans receivable, net	21,359,862	21,103,698	20,672,477	18,561,909	256,164	687,385	2,797,953
Other assets	3,011,165	2,951,141	2,952,597	2,527,384	60,024	58,568	483,781
Total assets	$32,290,804	31,599,001	31,978,063	29,015,627	691,803	312,741	3,275,177
______________________________
1     In connection with the Guaranty core system conversion, Guaranty loans were reclassified in the first quarter to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

Total debt securities of $6.413 billion at September 30, 2026, decreased $74.5 million, or 1 percent, during the current quarter and decreased $659 million, or 9 percent, from the prior year third quarter. The Company selectively purchased debt securities during the current quarter with the Company’s excess liquidity position. Debt securities represented 20 percent of total assets at September 30, 2026, compared to 21 percent at June 30, 2026, and 24 percent at September 30, 2025.

The loan portfolio of $21.620 billion at September 30, 2026, increased $256 million, or 5 percent annualized, from the prior quarter. The loan portfolio increased $2.829 billion, or 15 percent, from the prior year third quarter. Excluding the Guaranty acquisition on October 1, 2025, the loan portfolio increased $726 million, or 4 percent, from the prior year third quarter.

Liabilities
The following table summarizes the Company’s liabilities as of the dates indicated:

					$ Change from
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025
Deposits
Non-interest bearing deposits	$7,702,429	7,423,439	7,314,779	6,674,441	278,990	387,650	1,027,988
NOW and DDA accounts	6,139,924	6,192,363	6,236,551	5,805,816	(52,439)	(96,627)	334,108
Savings accounts	3,225,270	3,169,141	3,158,939	3,049,753	56,129	66,331	175,517
Money market deposit accounts	4,458,524	4,132,820	3,948,201	3,137,810	325,704	510,323	1,320,714
Certificate accounts	3,743,285	3,732,971	3,928,550	3,199,825	10,314	(185,265)	543,460
Core deposits, total	25,269,432	24,650,734	24,587,020	21,867,645	618,698	682,412	3,401,787
Wholesale deposits	3,305	3,383	4,076	3,304	(78)	(771)	1
Deposits, total	25,272,737	24,654,117	24,591,096	21,870,949	618,620	681,641	3,401,788
Securities sold under agreements to repurchase	1,954,925	1,952,501	2,084,113	2,004,286	2,424	(129,188)	(49,361)
FHLB advances	—	—	440,000	895,022	—	(440,000)	(895,022)
Other borrowed funds	51,744	52,880	51,473	59,779	(1,136)	271	(8,035)
Finance lease liabilities	30,559	31,606	28,808	18,401	(1,047)	1,751	12,158
Subordinated debentures	174,113	188,573	187,492	157,379	(14,460)	(13,379)	16,734
Other liabilities	466,865	406,302	381,260	401,523	60,563	85,605	65,342
Total liabilities	$27,950,943	27,285,979	27,764,242	25,407,339	664,964	186,701	2,543,604

Total deposits of $25.273 billion at September 30, 2026, increased $619 million, or 10 percent annualized, during the current quarter and increased $3.402 billion, or 16 percent, from the prior year third quarter. Excluding a temporary quarter-end deposit expected to largely exit in the fourth quarter, total deposits increased $308 million, or 5 percent annualized, from the prior quarter. Excluding the Guaranty acquisition, total deposits increased $695 million, or 3 percent, from the prior year third quarter.

Non-interest bearing deposits of $7.702 billion at September 30, 2026, increased $279 million, or 15 percent annualized, during the current quarter and increased $1.028 billion, or 15 percent, from the prior year third quarter. Excluding the impact of the temporary quarter-end deposit, non-interest bearing deposits increased $197 million, or 11 percent annualized, from the prior quarter. Non-interest bearing deposits represented 30 percent of total deposits at each of September 30, 2026, and June 30, 2026, compared to 31 percent at September 30, 2025.

See “Additional Management’s Discussion and Analysis - Source of Funds - Borrowers” for additional information regarding borrowings.

Stockholders’ Equity
The following table summarizes the stockholders’ equity ratios as of the dates indicated:

					$ Change from
(Dollars in thousands, except per share data)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025
Common equity	$4,546,197	4,484,316	4,380,931	3,801,178	61,881	165,266	745,019
Accumulated other comprehensive loss	(206,336)	(171,294)	(167,110)	(192,890)	(35,042)	(39,226)	(13,446)
Total stockholders’ equity	4,339,861	4,313,022	4,213,821	3,608,288	26,839	126,040	731,573
Goodwill and core deposit intangible, net	(1,469,156)	(1,473,954)	(1,483,552)	(1,182,536)	4,798	14,396	(286,620)
Tangible stockholders’ equity (non-GAAP) [1]	$2,870,705	2,839,068	2,730,269	2,425,752	31,637	140,436	444,953
Stockholders’ equity to total assets	13.44%	13.65%	13.18%	12.44%
Tangible stockholders’ equity to total tangible assets (non-GAAP) [1]	9.31%	9.42%	8.95%	8.72%
Book value per common share	$33.33	33.13	32.42	30.44	0.20	0.91	2.89
Tangible book value per common share (non-GAAP) [1]	$22.05	21.81	21.01	20.46	0.24	1.04	1.59
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Tangible stockholders’ equity of $2.871 billion at September 30, 2026, increased $31.6 million, or 1 percent, compared to the prior quarter, primarily due to earnings retention. Tangible stockholders’ equity at September 30, 2026, increased $445 million, or 18 percent, from the prior year third quarter, primarily due to $560 million of Company stock issued in connection with the Guaranty acquisition and earnings retention. The increase was partially offset by the increase in goodwill and core deposit intangible associated with the Guaranty acquisition. Tangible book value per common share of $22.05 at the current quarter end increased $0.24 per share, or 1 percent, from the prior quarter and increased $1.59 per share, or 8 percent, from the prior year third quarter.

Cash Dividend
On September 22, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share, an increase of $0.02, or 6 percent, over the prior quarter. The dividend was payable on October 15, 2026, to shareholders of record on October 6, 2026. The dividend was the Company’s 166th consecutive regular dividend. Future cash dividends will depend on a variety of factors, including net income, capital, asset quality, general economic conditions and regulatory considerations.

Operating Results for Three Months Ended September 30, 2026
Compared to June 30, 2026, March 31, 2026, and September 30, 2025

Income Summary
The following table summarizes income for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025
Net interest income
Interest income	$379,980	365,220	362,337	325,003	14,760	17,643	54,977
Interest expense	90,084	88,792	93,660	99,624	1,292	(3,576)	(9,540)
Total net interest income	289,896	276,428	268,677	225,379	13,468	21,219	64,517
Non-interest income
Deposit service charges and other fees	17,187	16,351	15,265	14,676	836	1,922	2,511
Payment services	12,081	12,012	11,368	10,951	69	713	1,130
Miscellaneous loan fees and charges	2,585	2,558	2,279	2,005	27	306	580
Gain on sale of loans	4,754	5,007	5,108	5,027	(253)	(354)	(273)
Other income	3,334	5,173	4,062	2,693	(1,839)	(728)	641
Total non-interest income	39,941	41,101	38,082	35,352	(1,160)	1,859	4,589
Total income	$329,837	317,529	306,759	260,731	12,308	23,078	69,106
Net interest margin (tax-equivalent)	4.01%	3.90%	3.80%	3.39%
Core net interest margin (tax-equivalent) (non-GAAP) [1]	3.95%	3.86%	3.73%	3.35%
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net Interest Income
Net interest income of $290 million for the current quarter increased $13.5 million, or 5 percent, from the prior quarter net interest income of $276 million and increased $64.5 million, or 29 percent, from the prior year third quarter net interest income of $225 million. The current quarter interest income of $380 million increased $14.8 million, or 4 percent, over the prior quarter and increased $55.0 million, or 17 percent, over the prior year third quarter and was primarily driven by both increased loans and increased interest rates on the loan portfolio. The loan yield of 6.22 percent in the current quarter increased 10 basis points from the prior quarter loan yield of 6.12 percent and increased 25 basis points from the prior year third quarter loan yield of 5.97 percent.

The current quarter interest expense of $90.1 million increased $1.3 million, or 1 percent, from the prior quarter. Interest expense decreased $9.5 million, or 10 percent, from the prior year third quarter, primarily due to a decrease in interest rates on deposits and a decrease in high cost borrowings. Core deposit cost (including non-interest bearing deposits) decreased to 1.17 percent in the current quarter compared to 1.18 percent in the prior quarter and 1.23 percent in the prior year third quarter. The total funding cost (including non-interest bearing deposits) decreased to 1.32 percent in the current quarter compared to 1.33 percent in the prior quarter and 1.58 percent in the prior year third quarter.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter was 4.01 percent, an increase of 11 basis points from the prior quarter net interest margin of 3.90 percent and was primarily driven by an increase in earning asset yields and a decrease in deposit costs. The net interest margin as a percentage of earning assets, on a tax-equivalent basis, for the current quarter increased 62 basis points from the prior year third quarter net interest margin of 3.39 percent and was primarily driven by the increase in loan yields, the shift in the earning assets mix to higher yielding loans and the decrease in high cost borrowings. Core net interest margin was 3.95 percent in the current quarter compared to 3.86 percent in the prior quarter and 3.35 percent in the prior year third quarter.

Non-interest Income
Non-interest income for the current quarter totaled $39.9 million, which was a decrease of $1.2 million, or 3 percent, over the prior quarter. Non-interest income increased $4.6 million, or 13 percent, over the prior year third quarter. Deposit service charges and other fees of $17.2 million for the current quarter increased $836 thousand, or 5 percent, compared to the prior quarter and increased $2.5 million, or 17 percent, from the prior year third quarter. Payment services of $12.1 million for the current quarter increased $69 thousand, or 1 percent, from the prior quarter and increased $1.1 million, or 10 percent, over the prior year third quarter.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Three Months ended				$ Change from
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025
Compensation and employee benefits	$120,661	116,299	115,770	96,498	4,362	4,891	24,163
Occupancy and equipment	16,072	15,661	15,682	13,236	411	390	2,836
Advertising and promotions	5,085	5,092	5,256	4,620	(7)	(171)	465
Data processing	12,240	12,380	13,273	10,634	(140)	(1,033)	1,606
Other real estate owned and foreclosed assets	98	83	206	63	15	(108)	35
Regulatory assessments and insurance	5,054	5,506	6,403	5,799	(452)	(1,349)	(745)
Intangibles amortization	4,798	4,799	4,799	3,813	(1)	(1)	985
Other expenses	27,876	26,880	39,140	33,120	996	(11,264)	(5,244)
Total non-interest expense	$191,884	186,700	200,529	167,783	5,184	(8,645)	24,101

Total non-interest expense of $192 million for the current quarter increased $5.2 million, or 3 percent, over the prior quarter. Total non-interest expense increased $24.1 million, or 14 percent, over the prior year third quarter and was primarily driven by increased costs from the acquired banks.

Compensation and employee benefits of $121 million for the current quarter increased by $4.4 million, or 4 percent, over the prior quarter, primarily due to increased performance-based compensation. Compensation and employee benefits increased $24.2 million, or 25 percent, from the prior year third quarter and was primarily driven by annual salary increases and increases in staffing levels from the acquired banks. Other expenses of $27.9 million decreased $5.2 million, or 16 percent, from the prior year third quarter and was primarily driven by $6.9 million of decreased acquisition-related expenses.

Acquisition-related expense was $92 thousand in the current quarter compared to $1.6 million in the prior quarter and $7.0 million in the prior year third quarter. In addition, compensation and employee benefits included $1.9 million of expense attributable to acquisition-related employment agreements in the current quarter compared to $2.5 million in the prior quarter and $641 thousand in the prior year third quarter.

Efficiency Ratio
The efficiency ratio was 56.08 percent in the current quarter compared to 56.65 percent in the prior quarter and 62.05 percent in the prior year third quarter. The decrease from the prior quarter and prior year third quarter was primarily driven by an increase in net interest income which outpaced the increase in non-interest expense.

Provision for Credit Losses for Loans
The following table summarizes provision for credit losses for loans, net charge-offs and select ratios relating to provision for credit losses for the previous eight quarters:

(Dollars in thousands)	Provision for Credit Losses on Loans	Net Charge-Offs (Recoveries)	Allowance for Credit Losses as a Percent of Loans	Accruing Loans 30-89 Days Past Due as a Percent of Loans	Non-Performing Assets to Total Sub-sidiary Assets
Third quarter 2026	$5,643	$6,000	1.20%	0.27%	0.28%
Second quarter 2026	10,125	5,871	1.22%	0.31%	0.29%
First quarter 2026	3,514	3,062	1.22%	0.44%	0.25%
Fourth quarter 2025	32,491	6,368	1.22%	0.38%	0.22%
Third quarter 2025	5,192	2,914	1.22%	0.21%	0.19%
Second quarter 2025	18,009	1,645	1.22%	0.29%	0.17%
First quarter 2025	6,154	1,795	1.22%	0.27%	0.14%
Fourth quarter 2024	6,041	5,170	1.19%	0.19%	0.10%

Net charge-offs for the current quarter were $6.0 million compared to $5.9 million in the prior quarter and $2.9 million for the prior year third quarter. The current quarter net charge-offs included $3.5 million in deposit overdraft net charge-offs and $2.5 million of net loan charge-offs.

The current quarter provision for credit loss expense of $5.1 million included $5.6 million of credit loss expense on loans and $534 thousand of credit loss benefit on unfunded loan commitments.

The allowance for credit losses (“ACL”) on loans as a percentage of total loans outstanding was 1.20 percent at September 30, 2026, compared to 1.22 percent at each of June 30, 2026, December 31, 2025, and September 30, 2025. Loan portfolio growth, composition, credit quality considerations, economic forecasts, actual results, and other environmental factors will continue to determine the level of the ACL on loans. The determination of the ACL on loans and the related provision for credit losses is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses. For additional information on the allowance, see the Allowance For Credit Losses section under “Additional Management’s Discussion and Analysis.”

Operating Results for Nine Months ended September 30, 2026
Compared to September 30, 2025

Income Summary
The following table summarizes income for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2026	Sep 30, 2025	$ Change	% Change
Net interest income
Interest income	$1,107,537	923,043	184,494	20%
Interest expense	272,536	300,069	(27,533)	(9)%
Total net interest income	835,001	622,974	212,027	34%
Non-interest income
Deposit service charges and other fees	48,803	41,801	7,002	17%
Payment services	35,461	30,736	4,725	15%
Miscellaneous loan fees and charges	7,422	5,586	1,836	33%
Gain on sale of loans	14,869	13,611	1,258	9%
Other income	12,569	9,204	3,365	37%
Total non-interest income	119,124	100,938	18,186	18%
Total income	$954,125	723,912	230,213	32%
Net interest margin (tax-equivalent)	3.90%	3.21%
Core net interest margin (tax-equivalent) (non-GAAP) [1]	3.85%	3.17%
______________________________
1 Represents a non-GAAP financial measure. Supplemental “Non-GAAP Financial Measures and Reconciliations” tables are provided to reconcile the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net Interest Income
Net interest income of $835 million for the first nine months of 2026 increased $212 million, or 34 percent, from the first nine months of the prior year and was primarily driven by increased interest income and decreased interest expense. Interest income of $1.108 billion for the first nine months of 2026 increased $184 million, or 20 percent, from the prior year and was primarily attributable to the increase in the loan portfolio and an increase in loan yields. The loan yield was 6.17 percent during the first nine months of 2026, an increase of 30 basis points from the prior year first nine months loan yield of 5.87 percent.

Interest expense of $273 million for the first nine months of 2026 decreased $27.5 million, or 9 percent, over the same period in the prior year and was primarily the result of lower interest rates on deposits and a decrease in higher cost borrowings. Core deposit cost (including non-interest bearing deposits) was 1.18 percent for the first nine months of 2026, which was a decrease of 6 basis points over the first nine months of the prior year core deposit cost of 1.24 percent. The total funding cost (including non-interest bearing deposits) for the first nine months of 2026 was 1.35 percent, which was a decrease of 28 basis points over the first nine months of the prior year funding cost of 1.63 percent.

The net interest margin as a percentage of earning assets, on a tax-equivalent basis, during the first nine months of 2026 was 3.90 percent, a 69 basis points increase from the net interest margin of 3.21 percent for the first nine months of the prior year. Core net interest margin during the first nine months of 2026 was 3.85 percent compared to 3.17 percent in the prior year first nine months. The increase in net interest margin from the prior year was primarily driven by a 30 basis points increase in loan yields and a 28 basis points decrease in total funding costs, combined with a shift in earning asset mix to higher yielding loans and a shift in funding liabilities to lower cost deposits.

Non-interest Income
Non-interest income of $119 million for the first nine months of 2026 increased $18.2 million, or 18 percent, over the first nine months of the prior year and was primarily driven by increased income from acquired banks. Deposit service charges and other fees of $48.8 million for the first nine months of 2026 increased $7.0 million, or 17 percent, over the first nine months of the prior year. Payment services of $35.5 million for the first nine months of 2026 increased by $4.7 million, or 15 percent, over the first nine months of the prior year.

Non-interest Expense
The following table summarizes non-interest expense for the periods indicated:

	Nine Months ended
(Dollars in thousands)	Sep 30, 2026	Sep 30, 2025	$ Change	% Change
Compensation and employee benefits	$352,730	$282,296	$70,434	25%
Occupancy and equipment	47,415	38,088	9,327	24%
Advertising and promotions	15,433	13,158	2,275	17%
Data processing	37,893	29,655	8,238	28%
Other real estate owned and foreclosed assets	387	152	235	155%
Regulatory assessments and insurance	16,963	17,180	(217)	(1)%
Intangibles amortization	14,396	10,707	3,689	34%
Other expenses	93,896	82,984	10,912	13%
Total non-interest expense	$579,113	$474,220	$104,893	22%

Total non-interest expense of $579 million for the first nine months of 2026 increased $105 million, or 22 percent, over the first nine months of the prior year and was primarily driven by increased costs from acquired banks. Compensation and employee benefits expense of $353 million in the first nine months of 2026 increased $70.4 million, or 25 percent, over the first nine months of the prior year and was primarily driven by annual salary increases and staffing increases from acquisitions. Occupancy and equipment expense of $47.4 million in the first nine months of 2026 increased $9.3 million, or 24 percent, over the first nine months of the prior year primarily due to increased costs from acquired banks. Data processing expense of $37.9 million in the first nine months of 2026 increased $8.2 million, or 28 percent, over the first nine months of the prior year primarily due to increased costs from acquired banks. Other expenses of $93.9 million for the first nine months of 2026 increased $10.9 million, or 13 percent, from the first nine months of the prior year and was primarily driven by an increase in costs from acquisitions.

Acquisition-related expense was $10.6 million in the first nine months of the current year compared to $10.8 million in the prior year first nine months. In addition, compensation and employee benefits included $7.1 million of expense attributable to acquisition-related employment agreements in the first nine months of the current year compared to $1.4 million in the first nine months of the prior year.

Efficiency Ratio
The efficiency ratio was 58.51 percent for the first nine months of 2026 compared to 63.12 percent for the same period of 2025. The decrease from the prior year was primarily attributable to the increase in net interest income that outpaced the increase in non-interest expense.

Provision for Credit Losses
The provision for credit loss expense was $17.5 million for the first nine months of 2026, a decrease of $18.2 million, or 51 percent, over the same period in the prior year. Included in the first nine months of the prior year provision for credit losses was $16.7 million from the acquisition of BOID. Net charge-offs for the first nine months of 2026 were $14.9 million compared to $6.4 million in the first nine months of 2025.

Non-GAAP Financial Measures and Reconciliations

(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025
Tangible Equity
Total stockholders’ equity	$4,339,861	4,313,022	4,213,821	3,608,288
Less: goodwill and intangible assets, net	(1,469,156)	(1,473,954)	(1,483,552)	(1,182,536)
Tangible stockholders' equity (non-GAAP)	$2,870,705	2,839,068	2,730,269	2,425,752

Tangible Assets
Total assets	$32,290,804	31,599,001	31,978,063	29,015,627
Less: goodwill and intangible assets, net	(1,469,156)	(1,473,954)	(1,483,552)	(1,182,536)
Tangible assets (non-GAAP)	$30,821,648	30,125,047	30,494,511	27,833,091

Tangible equity to tangible assets (non-GAAP)	9.31%	9.42%	8.95%	8.72%
Book value per share	$33.33	$33.13	$32.42	$30.44
Tangible book value per share (non-GAAP)	$22.05	$21.81	$21.01	$20.46

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Core Net Interest Margin
Net interest income (tax equivalent) [1]	$293,484	280,016	272,383	228,835	845,883	633,317
Purchase accounting accretion, net	(4,122)	(3,832)	(5,140)	(2,310)	(13,095)	(7,774)
Non-accrual loan interest (recovery) reversal	130	825	(42)	(104)	914	100
Core net interest income (tax equivalent) (non-GAAP)	$289,492	277,009	267,201	226,421	833,702	625,643

Average earning assets	$29,069,918	28,793,343	29,078,665	26,815,927	28,980,610	26,353,065

Net interest margin (tax equivalent)	4.01%	3.90%	3.80%	3.39%	3.90%	3.21%
Core net interest margin (tax equivalent) (non-GAAP)	3.95%	3.86%	3.73%	3.35%	3.85%	3.17%
______________________________
1 Includes tax effect of $3.6 million, $3.6 million, $3.7 million and $3.5 million on tax-exempt municipal loan and lease income, tax-exempt debt securities income and federal income tax credits for the three months ended September 30, 2026, June 30, 2026, March 31, 2026, and September 30, 2025, respectively. Includes tax effect of $10.9 million and $10.3 million on tax-exempt municipal loan and lease income, tax-exempt debt securities income and federal income tax credits for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Operating Diluted Earnings Per Share
Net income	$104,562	97,862	82,144	67,900	284,568	175,249
Provision for credit losses - acquisition ACL expense	—	—	—	—	—	16,693
Operating adjustments - non-interest income
BOLI proceeds	—	(63)	(776)	(251)	(839)	(1,364)
Total operating adjustments - non-interest income	—	(63)	(776)	(251)	(839)	(1,364)
Operating adjustments - non-interest expense
Acquisition-related compensation	1,874	2,462	2,775	641	7,110	1,436
Lease terminations	—	—	200	—	200	—
FDIC special assessment	—	—	(87)	—	(87)	(219)
(Gain) loss on fixed assets	(844)	(2,618)	445	928	(3,017)	(1,694)
Acquisition-related expense	92	1,590	8,907	6,976	10,589	10,793
Total operating adjustments - non-interest expense	1,122	1,434	12,240	8,545	14,795	10,316
Tax impact	(278)	(341)	(3,028)	(2,121)	(3,647)	(6,553)
Net operating adjustments	844	1,030	8,436	6,173	10,309	19,092
Operating net income (non-GAAP)	$105,406	98,892	90,580	74,073	294,877	194,341

Weighted average diluted common shares outstanding	130,433,235	130,346,888	130,242,765	118,628,434	130,324,260	116,382,822
Diluted EPS	$0.80	$0.75	$0.63	$0.57	$2.18	$1.51
Operating diluted EPS (non-GAAP)	$0.81	$0.76	$0.70	$0.62	$2.26	$1.67

	At or for the Three Months ended				At or for the Nine Months ended
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Operating Efficiency Ratio
Non-interest expense	$191,884	$186,700	$200,529	$167,783	$579,113	$474,220
OREO expense	(91)	(60)	(16)	(65)	(168)	(97)
Intangible amortization	(4,798)	(4,799)	(4,799)	(3,813)	(14,396)	(10,707)
Total expenses	186,995	181,841	195,714	163,905	564,549	463,416
Operating expense adjustments (pre-tax) [1]	(1,122)	(1,434)	(12,240)	(8,545)	(14,795)	(10,316)
Total operating non-interest expense (non-GAAP)	185,873	180,407	183,474	155,360	549,754	453,100
Net interest income (tax equivalent)	293,484	280,016	272,383	228,835	845,883	633,317
Non-interest income	39,941	41,101	38,082	35,352	119,124	100,938
OREO income	(7)	(110)	(35)	(35)	(152)	(35)
Total revenues	333,418	321,007	310,430	264,152	964,855	734,220
Operating revenue adjustments (pre-tax)	—	(63)	(776)	(251)	(839)	(1,364)
Total revenues (non- GAAP)	$333,418	$320,944	$309,654	$263,901	$964,016	$732,856

Efficiency ratio	56.08%	56.65%	63.05%	62.05%	58.51%	63.12%
Efficiency ratio (non-GAAP)	55.75%	56.21%	59.25%	58.87%	57.03%	61.83%
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

Debt Securities
Debt securities classified as AFS are carried at estimated fair value and debt securities classified as HTM are carried at amortized cost. Unrealized gains or losses, net of tax, on AFS debt securities are reflected as an adjustment to OCI. The Company’s debt securities are summarized below:

	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in thousands)	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government and federal agency	$63,748	1%	$255,930	4%	$428,907	6%
U.S. government sponsored enterprises	124,781	2%	312,488	4%	319,647	4%
State and local governments	120,463	2%	164,084	2%	69,714	1%
Corporate bonds	10,830	—%	33,949	1%	14,714	1%
Residential mortgage-backed securities	1,813,700	28%	2,215,119	31%	2,104,053	30%
Commercial mortgage-backed securities	1,461,541	23%	1,025,942	14%	979,154	14%
Total available-for-sale	3,595,063	56%	4,007,512	56%	3,916,189	56%
Held-to-maturity
U.S. government and federal agency	730,397	12%	865,696	12%	864,115	12%
State and local governments	1,553,434	24%	1,587,673	23%	1,593,115	22%
Residential mortgage-backed securities	534,102	8%	656,847	9%	698,671	10%
Total held-to-maturity	2,817,933	44%	3,110,216	44%	3,155,901	44%
Total debt securities	$6,412,996	100%	$7,117,728	100%	$7,072,090	100%

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

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
S&P: AAA / Moody’s: Aaa	$434,514	371,261	470,591	430,538
S&P: AA+, AA, AA- / Moody’s: Aa1, Aa2, Aa3	1,191,180	995,036	1,228,601	1,093,684
S&P: A+, A, A- / Moody’s: A1, A2, A3	33,900	33,002	45,339	45,083
S&P: BBB+, BBB, BBB- / Moody’s: Baa1, Baa2, Baa3	120	120	—	—
Not rated by either entity	20,675	17,429	8,447	8,170
Total	$1,680,389	1,416,848	1,752,978	1,577,475

State and local government securities largely consist of general obligation and revenue bonds. The following table stratifies the state and local government securities by the associated security type.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation - unlimited	$318,472	286,312	368,095	348,356
General obligation - limited	191,307	162,350	204,370	185,810
Revenue	1,132,432	935,133	1,142,091	1,008,112
Certificate of participation	34,897	29,812	35,134	31,854
Other	3,281	3,241	3,288	3,343
Total	$1,680,389	1,416,848	1,752,978	1,577,475

The following table outlines the five states in which the Company owns the highest concentrations of state and local government securities.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
New York	$366,664	310,264	367,478	332,746
Texas	172,756	152,474	204,775	194,031
California	106,367	93,425	108,915	101,273
Washington	85,668	75,232	86,633	78,960
Colorado	77,067	65,136	77,665	68,872
All other states	871,867	720,317	907,512	801,593
Total	$1,680,389	1,416,848	1,752,978	1,577,475

The following table presents the carrying amount and weighted-average yield of AFS (at fair value) and HTM (at amortized cost) debt securities by contractual maturity at September 30, 2026. Weighted-average yields are based upon the amortized cost of securities and are calculated using the interest method which takes into consideration premium amortization, discount accretion and mortgage-backed securities’ prepayment provisions. Weighted-average yields on tax-exempt debt securities exclude the federal income tax benefit.

	One Year or Less		After One through Five Years		After Five through Ten Years		After Ten Years		Mortgage-Backed Securities [1]		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. government and federal agency	$10,002	3.67%	$47,674	3.68%	$795	4.52%	$5,277	3.64%	$—	—%	$63,748	3.83%
U.S. government sponsored enterprises	115,298	1.39%	9,483	3.71%	—	—%	—	—%	—	—%	124,781	1.56%
State and local governments	5,708	2.84%	25,629	3.06%	48,818	3.16%	40,308	3.71%	—	—%	120,463	3.31%
Corporate bonds	—	—%	9,238	6.48%	914	5.93%	678	0.46%	—	—%	10,830	6.06%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,813,700	1.44%	1,813,700	1.44%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	1,461,541	4.08%	1,461,541	4.13%
Total available-for-sale	131,008	1.62%	92,024	3.89%	50,527	3.23%	46,263	3.66%	3,275,241	2.59%	3,595,063	2.61%
Held-to-maturity
U.S. government and federal agency	452,517	1.16%	277,880	1.25%	—	—%	—	—%	—	—%	730,397	1.20%
State and local governments	6,480	3.93%	122,050	3.56%	265,966	3.37%	1,158,938	3.03%	—	—%	1,553,434	3.14%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	534,102	0.99%	534,102	0.99%
Total held-to-maturity	458,997	1.20%	399,930	1.95%	265,966	3.37%	1,158,938	3.03%	534,102	0.99%	2,817,933	2.23%
Total debt securities	$590,005	1.30%	$491,954	2.32%	$316,493	3.35%	$1,205,201	3.06%	$3,809,343	2.38%	$6,412,996	2.45%
______________________________
1 Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

Based on an analysis of its AFS debt securities with unrealized losses as of September 30, 2026, the Company determined the decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of the debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined an insignificant amount of credit losses is expected on the HTM debt securities portfolio; therefore, no ACL has been recognized at September 30, 2026 on either category.

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

	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$2,104,815	10%	$2,457,907	12%	$1,926,448	10%
Commercial real estate	14,432,233	67%	13,565,512	65%	12,045,446	65%
Other commercial	3,613,414	17%	3,497,829	17%	3,451,177	19%
Home equity	1,050,852	5%	977,206	5%	980,472	5%
Other consumer	418,216	2%	429,342	2%	387,443	2%
Loans receivable [1]	21,619,530	101%	20,927,796	101%	18,790,986	101%
Allowance for credit losses	(259,668)	(1)%	(255,319)	(1)%	(229,077)	(1)%
Loans receivable, net	$21,359,862	100%	$20,672,477	100%	$18,561,909	100%
______________________________
1    In connection with the Guaranty core system conversion in the first quarter 2026, Guaranty loans were reclassified to conform to the Company’s classifications. There were approximately $236 million of loans reclassified from residential loans into other categories, the majority of which were reclassified to commercial real estate loans.

The largest category of the Company’s loan portfolio is CRE. An additional breakdown of the Company’s CRE portfolio follows.

	September 30, 2026
(Dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of total CRE
Office	$765,478	$983,129	$1,748,607	12%
Retail	510,631	1,250,071	1,760,702	12%
Industrial and warehouse	981,136	593,469	1,574,605	11%
Multi-family	—	1,417,907	1,417,907	10%
Hotel	—	908,860	908,860	6%
Mini and RV Storage	21,287	790,301	811,588	6%
Medical and nursing	374,110	340,464	714,574	5%
Agriculture real estate	701,894	—	701,894	5%
Land	86,664	624,771	711,435	5%
Restaurant and entertainment	335,621	163,186	498,807	3%
Automotive and transportation	393,511	92,958	486,469	3%
Other commercial real estate	2,456,555	640,230	3,096,785	22%
Total commercial real estate	$6,626,887	$7,805,346	$14,432,233	100%

The following table summarizes the Company’s CRE portfolio by geographic location as of the date indicated:

(Dollars in thousands)	September 30, 2026
	Amount	Percent of total CRE
Montana	$3,381,709	23.4%
Utah	2,180,632	15.1%
Idaho	1,951,085	13.5%
Texas	1,497,777	10.4%
Arizona	1,483,701	10.3%
Colorado	1,248,767	8.7%
Washington	1,046,230	7.2%
Wyoming	849,921	5.9%
Nevada	792,411	5.5%
Total commercial real estate	$14,432,233	100%

The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our nine-state footprint. Specifically, our CRE portfolio has an average loan balance of $850.6 thousand with an average loan-to-value ratio (“LTV”) of 59% as of September 30, 2026.

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

Non-performing Assets
The following table summarizes information regarding non-performing assets at the dates indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Other real estate owned and foreclosed assets	$5,220	1,541	411	1,413
Accruing loans 90 days or more past due	17,219	15,867	5,997	7,449
Non-accrual loans	68,202	74,441	62,487	45,450
Total non-performing assets	$90,641	91,849	68,895	54,312
Non-performing assets as a percentage of subsidiary assets	0.28%	0.29%	0.22%	0.19%
ACL as a percentage of non-performing loans	304%	288%	373%	433%
Accruing loans 30-89 days past due	$58,149	65,483	78,826	39,524
U.S. government guarantees included in non-performing assets	$4,657	7,497	8,733	10,358
Interest income [1]	$3,119	2,254	3,669	1,997
______________________________
1Amounts represent estimated interest income that would have been recognized on loans accounted for on a non-accrual basis as of the end of each period had such loans performed pursuant to contractual terms.

Non-performing assets of $90.6 million at September 30, 2026, decreased $1.2 million, or 1 percent, over the prior quarter and increased $36.3 million, or 67 percent, over the prior year third quarter.

Early stage delinquencies (accruing loans 30-89 days past due) of $58.1 million at September 30, 2026, decreased $7.3 million from the prior quarter and increased $18.6 million from the prior year third quarter. Early stage delinquencies as a percentage of loans at September 30, 2026, were 0.27 percent compared to 0.31 percent for the prior quarter and 0.21 percent for the prior year third quarter.

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

Modifications to Borrowers Experiencing Financial Difficulty
The Company identifies and monitors MBFD loans. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: current payment default on any of their debt, declaring bankruptcy, going concern, borrower’s securities have been delisted, and other indicators of inability to meet obligations. Each debt modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at September 30, 2026 had an amortized cost of $17.5 million.

Other Real Estate Owned and Foreclosed Assets
The book value of loans prior to the acquisition of collateral and transfer of the loans into OREO and other foreclosed assets during 2026 was $7.6 million. The fair value of the loan collateral acquired in foreclosure during 2026 was $6.2 million. The following table sets forth the changes in OREO for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Balance at beginning of period	$411	411	1,164	1,164
Additions	6,231	1,992	2,367	1,946
Capital improvements	(46)	—	—	—
Write-downs	(31)	(14)	(76)	(53)
Sales	(1,345)	(848)	(3,044)	(1,644)
Balance at end of period	$5,220	1,541	411	1,413

Allowance for Credit Losses - Loans Receivable
The following table summarizes the allocation of the ACL as of the dates indicated:

	September 30, 2026			December 31, 2025			September 30, 2025
(Dollars in thousands)	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category	ACL	Percent of ACL in Category	Percent of Loans in Category
Residential real estate	$27,447	11%	10%	$31,875	12%	12%	$24,309	10%	11%
Commercial real estate	179,454	69%	66%	166,803	65%	65%	156,243	64%	68%
Other commercial	34,123	13%	17%	37,954	15%	16%	32,406	19%	14%
Home equity	11,484	4%	5%	11,645	5%	5%	9,442	5%	4%
Other consumer	7,160	3%	2%	7,042	3%	2%	6,677	2%	3%
Total	$259,668	100%	100%	$255,319	100%	100%	$229,077	100%	100%

The following table summarizes the ACL experience for the periods indicated:

	At or for the Nine Months ended	At or for the Six Months ended	At or for the Year ended	At or for the Nine Months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Balance at beginning of period	$255,319	255,319	206,041	206,041
Acquisitions	—	—	154	35
Provision for credit losses	19,282	13,639	61,846	29,355
Net (charge-offs) recoveries
Residential real estate	28	22	273	267
Commercial real estate	(1,515)	(1,278)	(1,827)	388
Other commercial	(7,210)	(3,752)	(3,568)	(1,741)
Home equity	(281)	(288)	(28)	61
Other consumer	(5,955)	(3,637)	(7,572)	(5,329)
Net charge-offs	(14,933)	(8,933)	(12,722)	(6,354)
Balance at end of period	$259,668	260,025	255,319	229,077
ACL as a percentage of total loans	1.20%	1.22%	1.22%	1.22%
Non-accrual loans as a percentage of total loans	0.32%	0.35%	0.30%	0.24%
ACL as a percentage of non-accrual loans	380.73%	349.30%	408.60%	504.02%

The following table summarizes net (charge-offs) recoveries as a percentage of average loans for the periods indicated:

	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Residential real estate	—%	—%	0.01%	0.01%
Commercial real estate	(0.01)%	(0.01)%	(0.02)%	—%
Other commercial	(0.20)%	(0.11)%	(0.11)%	(0.05)%
Home equity	(0.03)%	(0.03)%	—%	0.01%
Other consumer	(1.40)%	(0.85)%	(1.91)%	(1.39)%
Total net (charge-offs) recoveries	(0.07)%	(0.04)%	(0.70)%	(0.04)%

The provision for credit loss expense was $17.5 million for the first nine months of 2026, a decrease of $18.2 million, or 51 percent, over the same period in the prior year. Included in the first nine months of the prior year provision for credit losses was $16.7 million from the acquisition of BOID. Net charge-offs for the first nine months of 2026 were $14.9 million compared to $6.4 million in the first nine months of 2025.

The ACL on loans as a percentage of total loans outstanding was 1.20 percent at September 30, 2026, compared to 1.22 percent at each of June 30, 2026, December 31, 2025, and September 30, 2025. The Company’s ACL of $260 million is considered adequate to absorb the estimated credit losses from any segment of its loan portfolio. For the periods ended September 30, 2026 and 2025, the Company believes the ACL is commensurate with the risk in the Company’s loan portfolio and is directionally consistent with the change in the quality of the Company’s loan portfolio.

At the end of each quarter, the Company analyzes its loan portfolio and maintains an ACL at a level that is appropriate and determined in accordance with GAAP. Determining the adequacy of the ACL involves a high degree of judgment and is inevitably imprecise as the risk of loss is difficult to quantify. The ACL methodology is designed to reasonably estimate the expected credit losses within the Company’s loan portfolio. Accordingly, the ACL is maintained within a range of estimated losses. The determination of the ACL on loans, including credit loss expense and net charge-offs, is a critical accounting estimate that involves management’s judgments about the loan portfolio that impact credit losses, including the credit risk inherent in the loan portfolio, economic forecasts nationally and in the local markets in which the Company operates, trends and changes in collateral values, delinquencies, non-performing assets, net charge-offs, credit-related policies and personnel, and other environmental factors.

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

The following table summarizes the Company’s loan portfolio by regulatory classification:

	Loans Receivable, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025
Custom and owner occupied construction	$220,495	$240,093	$263,713	$231,238	(8)%	(16)%	(5)%
Pre-sold and spec construction	286,778	261,642	255,542	217,413	10%	12%	32%
Total residential construction	507,273	501,735	519,255	448,651	1%	(2)%	13%
Land development	232,326	232,548	263,262	197,981	—%	(12)%	17%
Consumer land or lots	230,020	231,468	247,769	207,816	(1)%	(7)%	11%
Unimproved land	271,226	256,084	167,796	137,720	6%	62%	97%
Developed lots for operative builders	49,278	51,831	69,786	56,180	(5)%	(29)%	(12)%
Commercial lots	141,700	131,320	155,631	99,220	8%	(9)%	43%
Other construction	1,333,807	1,254,856	1,122,350	982,743	6%	19%	36%
Total land, lot, and other construction	2,258,357	2,158,107	2,026,594	1,681,660	5%	11%	34%
Owner occupied	3,931,551	3,928,083	3,950,726	3,570,671	—%	—%	10%
Non-owner occupied	5,346,391	5,195,855	4,859,173	4,333,302	3%	10%	23%
Total commercial real estate	9,277,942	9,123,938	8,809,899	7,903,973	2%	5%	17%
Commercial and industrial	1,651,586	1,687,362	1,649,101	1,554,832	(2)%	—%	6%
Agriculture	1,311,884	1,313,581	1,282,861	1,189,948	—%	2%	10%
First lien	2,994,354	2,996,965	3,098,023	2,579,418	—%	(3)%	16%
Junior lien	114,112	110,601	106,205	81,568	3%	7%	40%
Total 1-4 family	3,108,466	3,107,566	3,204,228	2,660,986	—%	(3)%	17%
Multifamily residential	1,102,092	1,075,562	1,019,484	969,573	2%	8%	14%
Home equity lines of credit	1,088,925	1,089,052	1,076,201	1,056,757	—%	1%	3%
Other consumer	217,260	222,289	237,393	192,501	(2)%	(8)%	13%
Total consumer	1,306,185	1,311,341	1,313,594	1,249,258	—%	(1)%	5%
States and political subdivisions	955,986	950,829	964,591	994,062	1%	(1)%	(4)%
Other	177,370	178,847	177,375	180,711	(1)%	—%	(2)%
Total loans receivable, including loans held for sale	21,657,141	21,408,868	20,966,982	18,833,654	1%	3%	15%
Less loans held for sale [1]	(37,611)	(45,145)	(39,186)	(42,668)	(17)%	(4)%	(12)%
Total loans receivable	$21,619,530	$21,363,723	$20,927,796	$18,790,986	1%	3%	15%
______________________________
1 Loans held for sale are primarily First lien 1-4 family loans.

The following table summarizes the Company’s non-performing assets by regulatory classification:

	Non-performing Assets, by Loan Type				Non- Accrual Loans	Accruing Loans 90 Days or More Past Due	Other Real Estate Owned
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Sep 30, 2026	Sep 30, 2026	Sep 30, 2026
Custom and owner occupied construction	$1,856	397	183	476	1,110	746	—
Pre-sold and spec construction	3,890	—	919	2,039	221	2,322	1,347
Total residential construction	5,746	397	1,102	2,515	1,331	3,068	1,347
Land development	864	1,022	898	917	7	—	857
Consumer land or lots	814	248	79	358	781	33	—
Developed lots for operative builders	113	113	456	456	—	—	113
Commercial lots	—	—	556	—	—	—	—
Other construction	370	500	129	—	—	—	370
Total land, lot and other construction	2,161	1,883	2,118	1,731	788	33	1,340
Owner occupied	8,386	5,174	3,969	5,237	3,045	4,447	894
Non-owner occupied	20,658	24,176	7,606	691	19,614	344	700
Total commercial real estate	29,044	29,350	11,575	5,928	22,659	4,791	1,594
Commercial and industrial	18,898	24,436	27,308	24,165	17,621	1,007	270
Agriculture	9,784	10,592	3,549	5,408	6,867	2,917	—
First lien	16,849	16,733	15,816	8,388	12,807	3,441	601
Junior lien	1,947	2,302	1,776	765	1,823	124	—
Total 1-4 family	18,796	19,035	17,592	9,153	14,630	3,565	601
Multifamily residential	13	—	395	1,039	13	—	—
Home equity lines of credit	5,236	4,932	3,968	3,402	3,735	1,501	—
Other consumer	949	1,071	1,229	852	558	323	68
Total consumer	6,185	6,003	5,197	4,254	4,293	1,824	68
Other	14	153	59	119	—	14	—
Total	$90,641	91,849	68,895	54,312	68,202	17,219	5,220

The following table summarizes the Company’s accruing loans 30-89 days past due by regulatory classification:

	Accruing 30-89 Days Delinquent Loans, by Loan Type				% Change from
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025
Custom and owner occupied construction	$716	$2,277	$533	$305	(69)%	34%	135%
Pre-sold and spec construction	368	4,498	1,189	—	(92)%	(69)%	n/m
Total residential construction	1,084	6,775	1,722	305	(84)%	(37)%	255%
Land development	1,155	2,290	3,994	—	(50)%	(71)%	n/m
Consumer land or lots	785	1,968	1,162	564	(60)%	(32)%	39%
Unimproved land	410	18	—	33	2,178%	n/m	1,142%
Developed lots for operative builders	—	—	2,300	5,265	n/m	(100)%	(100)%
Commercial lots	—	180	965	—	(100)%	(100)%	n/m
Other construction	—	—	4,787	—	n/m	(100)%	n/m
Total land, lot and other construction	2,350	4,456	13,208	5,862	(47)%	(82)%	(60)%
Owner occupied	7,650	6,038	6,103	3,809	27%	25%	101%
Non-owner occupied	2,840	18,064	15,388	7,615	(84)%	(82)%	(63)%
Total commercial real estate	10,490	24,102	21,491	11,424	(56)%	(51)%	(8)%
Commercial and industrial	9,594	4,787	10,215	3,711	100%	(6)%	159%
Agriculture	1,710	6,537	2,390	2,104	(74)%	(28)%	(19)%
First lien	22,065	7,292	19,699	5,357	203%	12%	312%
Junior lien	1,536	1,279	20	—	20%	7,580%	n/m
Total 1-4 family	23,601	8,571	19,719	5,357	175%	20%	341%
Multifamily residential	—	278	150	150	(100)%	(100)	(100)
Home equity lines of credit	5,365	5,354	5,415	7,421	—%	(1)%	(28)%
Other consumer	1,739	1,990	1,866	1,751	(13)%	(7)%	(1)%
Total consumer	7,104	7,344	7,281	9,172	(3)%	(2)%	(23)%
States and political subdivisions	30	—	—	—	n/m	n/m	n/m
Other	2,186	2,633	2,650	1,439	(17)%	(18)%	52%
Total	$58,149	$65,483	$78,826	$39,524	(11)%	(26)%	47%
______________________________
n/m - not measurable

The following table summarizes the Company’s charge-offs and recoveries by regulatory classification:

	Net Charge-Offs (Recoveries), Year-to-Date Period Ending, By Loan Type				Charge-Offs	Recoveries
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Dec 31, 2025	Sep 30, 2025	Sep 30, 2026	Sep 30, 2026
Land development	$—	—	(358)	(358)	—	—
Consumer land or lots	—	—	(5)	(5)	—	—
Developed lots for operative builders	—	—	(8)	—	—	—
Total land, lot and other construction	—	—	(371)	(363)	—	—
Owner occupied	282	256	(2)	(1)	375	93
Non-owner occupied	484	308	2,232	(11)	559	75
Total commercial real estate	766	564	2,230	(12)	934	168
Commercial and industrial	4,243	2,298	2,104	655	4,508	265
Agriculture	3	—	(112)	(111)	9	6
First lien	152	119	(182)	(158)	240	88
Junior lien	(26)	(22)	(38)	(34)	—	26
Total 1-4 family	126	97	(220)	(192)	240	114
Multifamily residential	409	409	—	—	409	—
Home equity lines of credit	91	78	43	(27)	135	44
Other consumer	855	504	1,600	1,151	1,206	351
Total consumer	946	582	1,643	1,124	1,341	395
Other	8,440	4,983	7,448	5,253	11,137	2,697
Total	$14,933	8,933	12,722	6,354	18,578	3,645

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

	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$7,702,429	30%	$7,314,779	30%	$6,674,441	31%
NOW and DDA accounts	6,139,924	24%	6,236,551	25%	5,805,816	26%
Savings accounts	3,225,270	13%	3,158,939	13%	3,049,753	14%
Money market deposit accounts	4,458,524	18%	3,948,201	16%	3,137,810	14%
Certificate accounts	3,743,285	15%	3,928,550	16%	3,199,825	15%
Wholesale deposits	3,305	—%	4,076	—%	3,304	—%
Total interest bearing deposits	17,570,308	70%	17,276,317	70%	15,196,508	69%
Total deposits	$25,272,737	100%	$24,591,096	100%	$21,870,949	100%

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

Subordinated Debentures
In addition to funds obtained in the ordinary course of business, the Company formed or acquired financing subsidiaries for the purpose of issuing or holding trust preferred securities that entitle the investor to receive cumulative cash distributions thereon. Subordinated debentures were issued in conjunction with the trust preferred securities and the terms of the subordinated debentures and trust preferred securities are the same. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at September 30, 2026. The subordinated debentures outstanding as of September 30, 2026 were $174 million, including fair value adjustments from acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying condensed consolidated financial statements. The Company assessed the off-balance sheet credit exposures as of September 30, 2026 and determined its ACL of $28.2 million was adequate to absorb the estimated credit losses.

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

The following table identifies certain liquidity sources and capacity available to the Company as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
FHLB advances
Borrowing capacity	$5,134,006	4,872,433
Amount utilized	—	(440,000)
Letters of credit and other pledged collateral	(17,784)	(10,224)
Amount available	$5,116,222	4,422,209
FRB discount window
Borrowing capacity	$2,355,676	2,048,309
Amount utilized	—	—
Amount available	$2,355,676	2,048,309
Unsecured lines of credit available	$540,000	530,000
Unencumbered debt securities
U.S. government and federal agency	$49,944	90,783
U.S. government sponsored enterprises	62,561	13,758
State and local governments	766,120	929,248
Corporate bonds	10,830	33,949
Residential mortgage-backed securities	132,004	160,623
Commercial mortgage-backed securities	631,010	794,427
Total unencumbered debt securities [1]	$1,652,469	2,022,788
____________________________
1 Total unencumbered debt securities at September 30, 2026, included $911.8 million classified as AFS and $740.7 million classified as HTM. Total unencumbered debt securities at December 31, 2025, included $1.2 billion classified as AFS, and $828.1 million classified as HTM.

Capital Resources
Maintaining capital strength continues to be a long-term objective of the Company. Abundant capital is necessary to sustain growth, provide protection against unanticipated declines in asset values, and to safeguard the funds of depositors. Capital is also a source of funds for loan demand and enables the Company to effectively manage its assets and liabilities. The Company has the capacity to issue 234,000,000 shares of common stock of which 130,218,983 have been issued as of September 30, 2026. The Company also has the capacity to issue 1,000,000 shares of preferred stock of which none have been issued as of September 30, 2026. Conversely, the Company may decide to utilize a portion of its strong capital position, as it has done in the past, to repurchase shares of its outstanding common stock, depending on market price and other relevant considerations.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies issued final rules (“Final Rules”) that established a comprehensive regulatory capital framework based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Rules require the Company to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2026, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

The following table illustrates the Bank’s regulatory capital ratios and the Federal Reserve’s capital adequacy guidelines as of September 30, 2026:

	Total Capital (To Risk-Weighted Assets)	Tier 1 Capital (To Risk-Weighted Assets)	Common Equity Tier 1 (To Risk-Weighted Assets)	Leverage Ratio/ Tier 1 Capital (To Average Assets)
Glacier Bank regulatory ratios	14.26%	13.05%	13.05%	10.21%
Minimum capital requirements	8.00%	6.00%	4.50%	4.00%
Minimum capital requirements plus capital conservation buffer	10.50%	8.50%	7.00%	N/A
Well capitalized requirements	10.00%	8.00%	6.50%	5.00%

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

The following table summarizes information relevant to the Company’s federal and state income taxes:

	Nine Months ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Income before income taxes	$357,484	213,955
Federal and state income tax expense	72,916	38,706
Net income	$284,568	175,249
Effective tax rate [1]	20.4%	18.1%
Income from tax-exempt debt securities, municipal loans and leases	$62,240	63,053
Benefits from federal income tax credits	$28,058	23,576
______________________________
1The current and prior year’s low effective income tax rates are due to income from tax-exempt debt securities, municipal loans and leases and benefits from federal income tax credits.

Tax expense of $72.9 million for the first nine months of 2026 increased $34.2 million, or 88 percent, over the same period in the prior year. The effective tax rate for the first nine months of 2026 was 20.4 percent compared to 18.1 percent for the same period in the prior year. The increases in tax expense and the effective tax rate were primarily the result of an increase in the pre-tax income.

The Company has equity investments in CDEs which have received allocations of NMTCs. Administered by the CDFI Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The Company also has equity investments in LIHTC which are indirect federal subsidies used to finance the development of affordable rental housing for low-income households. The federal income tax credits are claimed over a ten-year credit allowance period. As of September 30, 2026, the Company has investments of $1.4 million in Qualified School Construction bonds whereby the Company receives quarterly federal income tax credits in lieu of taxable interest income. The federal income tax credits on these debt securities are subject to federal and state income tax. The Company has investments in historic tax credits that are claimed over a five-year credit allowance period.

Following is a list of expected federal income tax credits to be received in the years indicated.

(Dollars in thousands)	New Markets Tax Credits	Low-Income Housing Tax Credits	Debt Securities Tax Credits	Historic Tax Credits	Total
2026	$6,027	31,640	43	564	38,274
2027	6,205	34,724	43	564	41,536
2028	4,189	33,307	43	—	37,539
2029	2,760	31,983	43	—	34,786
2030	2,070	30,483	43	—	32,596
Thereafter	2,004	111,102	62	—	113,168
	$23,255	273,239	277	1,128	297,899

Average Balance Sheet
The following schedule provides 1) the total dollar amount of interest and dividend income of the Company for earning assets and the average yields; 2) the total dollar amount of interest expense on interest bearing liabilities and the average rates; 3) net interest and dividend income and interest rate spread; and 4) net interest margin (tax-equivalent).

	Three Months ended			Nine Months ended
	September 30, 2026			September 30, 2026
(Dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets
Residential real estate loans	$2,118,156	$29,655	5.60%	$2,216,004	$93,467	5.62%
Commercial loans [1]	17,879,132	280,597	6.23%	17,551,741	808,589	6.16%
Consumer and other loans	1,476,570	26,361	7.08%	1,460,770	77,351	7.08%
Total loans [2]	21,473,858	336,613	6.22%	21,228,515	979,407	6.17%
Tax-exempt investment securities [3]	1,604,570	14,127	3.52%	1,625,399	42,825	3.51%
Taxable investment securities [4,5]	5,991,490	32,828	2.19%	6,126,696	96,187	2.09%
Total earning assets	29,069,918	383,568	5.23%	28,980,610	1,118,419	5.16%
Goodwill and intangibles	1,471,485			1,476,286
Non-earning assets	1,229,424			1,211,434
Total assets	$31,770,827			$31,668,330
Liabilities
Non-interest bearing deposits	$7,535,227	$—	—%	$7,355,903	$—	—%
NOW and DDA accounts	6,135,597	16,128	1.04%	6,169,973	48,128	1.04%
Savings accounts	3,198,811	5,768	0.72%	3,177,733	16,719	0.70%
Money market deposit accounts	4,150,413	21,397	2.05%	4,056,148	60,629	2.00%
Certificate accounts	3,720,634	29,537	3.15%	3,807,656	91,512	3.21%
Total core deposits	24,740,682	72,830	1.17%	24,567,413	216,988	1.18%
Short-term borrowings
Wholesale deposits [6]	3,224	31	3.81%	3,391	96	3.80%
Repurchase agreements	2,002,455	13,582	2.69%	2,023,595	40,428	2.67%
FHLB advances	—	—	—%	119,286	4,226	4.67%
Total short-term borrowings	2,005,679	13,613	2.66%	2,146,272	44,750	2.75%
Long-term borrowings
Subordinated debentures and other borrowed funds	272,160	3,641	5.31%	270,417	10,798	5.34%
Total interest bearing liabilities	27,018,521	90,084	1.32%	26,984,102	272,536	1.35%
Other liabilities	399,951			379,197
Total liabilities	27,418,472			27,363,299
Stockholders’ Equity
Stockholders’ equity	4,352,355			4,305,031
Total liabilities and stockholders’ equity	$31,770,827			$31,668,330
Net interest income (tax-equivalent)		$293,484			$845,883
Net interest spread (tax-equivalent)			3.91%			3.81%
Net interest margin (tax-equivalent)			4.01%			3.90%

Average Balance Sheet - continued
______________________________
1Includes tax effect of $1.6 million and $4.9 million on tax-exempt municipal loan and lease income for the three and nine months ended September 30, 2026, respectively.
2Total loans are gross of the allowance for credit losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period.
3Includes tax effect of $1.9 million and $5.8 million on tax-exempt debt securities income for the three and nine months ended September 30, 2026, respectively.
4Includes interest income of $7.2 million and $22.4 million on average interest-bearing cash balances of $765.3 million and $810.1 million for the three and nine months ended September 30, 2026, respectively.
5Includes tax effect of $69 thousand and $205 thousand on federal income tax credits for the three and nine months ended September 30, 2026, respectively.
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

	Nine Months ended September 30, 2026
	2026 vs. 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income
Residential real estate loans	$11,263	6,233	17,496
Commercial loans (tax-equivalent)	120,978	42,390	163,368
Consumer and other loans	6,754	(766)	5,988
Investment securities (tax-equivalent)	(9,428)	7,609	(1,819)
Total interest income	129,567	55,466	185,033
Interest expense
NOW and DDA accounts	4,418	(3,883)	535
Savings accounts	1,442	(1,127)	315
Money market deposit accounts	16,163	(1,232)	14,931
Certificate accounts	16,516	(10,942)	5,574
Wholesale deposits	(31)	(20)	(51)
Repurchase agreements	2,532	(4,652)	(2,120)
FHLB advances	(48,527)	(43)	(48,570)
Subordinated debentures and other borrowed funds	1,655	198	1,853
Total interest expense	(5,832)	(21,701)	(27,533)
Net interest income (tax-equivalent)	$135,399	77,167	212,566

Net interest income (tax-equivalent) increased $212.6 million for the nine months ended September 30, 2026 compared to the same period in 2025. The interest income for the first nine months of the current year increased over the same period in the prior year, primarily from increased loan yields and loan growth. The decrease in interest expense for the first nine months of the current year compared to prior year was primarily the result of a decrease in higher cost borrowings and a decrease in deposit costs.

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
Net interest income simulation
The Company uses a detailed and dynamic simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over rolling two-year and five-year horizons, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s unaudited condensed consolidated statements of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year and two year horizon, assuming no balance sheet growth. The ALCO policy rate scenarios include upward and downward shifts in interest rates for 100 bps and 200 bps scenarios with instantaneous and parallel changes in current market yield curves. The ALCO policy also includes 200 bps and 400 bps rate scenarios with gradual parallel shifts in interest rates over 12-month and 24-month periods, respectively. Other non-parallel rate movement scenarios are also modeled to determine the potential impact on net interest income. The additional scenarios are adjusted as the economic environment changes and provide ALCO additional interest rate risk monitoring tools to evaluate current market conditions. The following is indicative of the Company’s overall NII sensitivity analysis as of September 30, 2026.

	Estimated Sensitivity
Rate Scenarios	One Year	Two Years
-400 bp Rate ramp	(0.68%)	(2.13%)
-200 bp Rate ramp	(1.12%)	(3.93%)
-200 bp Rate shock	(1.30%)	(5.45%)
-100 bp Rate shock	(2.47%)	(4.60%)
+100 bp Rate shock	0.35%	2.35%
+200 bp Rate shock	0.88%	4.67%
+200 bp Rate ramp	(0.30%)	2.36%
+400 bp Rate ramp	(0.38%)	2.08%

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Market Risk” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s CEO and Chief Financial Officer (“CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(c)) as of September 30, 2026. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2026, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

GLACIER BANCORP, INC.

November 3, 2026	/s/ Randall M. Chesler
Randall M. Chesler
President and CEO

November 3, 2026	/s/ Ron J. Copher
Ron J. Copher
Executive Vice President and CFO